Form 10-Q
period 2013-03-31
New Residential Investment Corp.
filed 2013-06-12
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

Commission File Number: 001-35777

New Residential Investment Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-3449660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(212) 798-3150
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 253,025,645 shares outstanding as of June 11, 2013.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	our ability to take advantage of investment opportunities in excess mortgage servicing rights (“Excess MSRs”);

•	our ability to deploy capital accretively;

•	our counterparty concentration and default risks in Nationstar Mortgage LLC (“Nationstar”), Springleaf Finance, Inc. (“Springleaf”) and other third-parties;

•	a lack of liquidity surrounding our investments which could impede our ability to vary our portfolio in an appropriate manner;

•	the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our residential mortgage-backed securities (“RMBS”) and consumer loan portfolios;

•	the risks that default and recovery rates on our real estate securities, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our Excess MSRs;

•	the risk that projected recapture rates on the portfolios underlying our Excess MSRs are not achieved;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash;

•	changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities or loans are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;

•	the availability and cost of capital for future investments;

•	competition within the finance and real estate industries;

•	the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, U.S. government programs intended to stabilize the economy, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and legislation that permits modification of the terms of loans;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”) and the fact that maintaining such exemption imposes limits on our operations; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Real estate securities, available-for-sale	$1,318,023	$289,756
Investments in excess mortgage servicing rights at fair value	236,555	245,036
Investments in equity method investees at fair value	102,588	—
Residential mortgage loans, held-for-investment	35,484	—
Other assets	450	84
	$1,693,100	$534,876

Liabilities and Equity

Liabilities
Repurchase agreements	$915,058	$150,922
Due to affiliate	7,784	5,136
Accrued expenses and other liabilities	2,839	462
	925,681	156,520

Commitments and contingencies

Equity
Equity	735,710	362,830
Accumulated other comprehensive income	31,709	15,526
Total Equity	767,419	378,356
	$1,693,100	$534,876

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Interest income	$16,191	$2,037
Interest expense	899	—
Net Interest Income	15,292	2,037
Change in fair value of investments in excess mortgage servicing rights	1,858	1,216
Change in fair value of investments in equity method investees	969	—
Other Income	2,827	1,216

Expenses
General and administrative expenses	2,719	411
Management fees allocated by Newcastle	2,325	154
	5,044	565

Net Income	$13,075	$2,688

See notes to consolidated financial statements.

2

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$13,075	$2,688
Other comprehensive income:
Net unrealized gain on securities	16,183	—
Other comprehensive income	16,183	—

Comprehensive income	$29,258	$2,688

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(dollars in thousands)

	Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity

Equity - December 31, 2012	$362,830	$15,526	$378,356
Capital contributions	372,019	—	372,019
Contributions in-kind	797,811	—	797,811
Capital distributions	(810,025)	—	(810,025)
Net income	13,075	—	13,075
Other comprehensive income	—	16,183	16,183
Equity - March 31, 2013	$735,710	$31,709	$767,419

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$13,075	$2,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(1,858)	(1,216)
Change in fair value of investments in equity method investees…….	(969)
Distributions of earnings from equity method investees...	1,344	—
Accretion of discount and other amortization	(4,798)	—
Changes in:
Other assets	(366)	—
Due to affiliate	2,648	69
Accrued expenses and other liabilities	2,377	(293)
Other operating cash flows:
Cash proceeds from investments, in excess of interest income	34,436	2,422
Net cash proceeds deemed as capital distributions to Newcastle	(45,889)	(3,670)
Net cash provided by (used in) operating activities	—	—

Cash Flows From Investing Activities	—	—

Cash Flows From Financing Activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	—	—

Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest expense	$868	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cash proceeds from investments, in excess of interest income	$34,436	$2,422
Acquisition of investments in excess mortgage servicing rights	—	3,072
Acquisition of real estate securities	227,293	—
Acquisition of investments in equity method investees at fair value	109,588	—
Acquisition of residential mortgage loans, held-for-investment	35,138	—
Borrowings under repurchase agreements	768,038	—
Repayments of repurchase agreements	3,902	—
Capital contributions by Newcastle	372,019	3,072
Contributions in-kind of real estate securities by Newcastle	797,811	—
Capital distributions to Newcastle	810,025	3,670

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

1.     GENERAL

New Residential Investment Corp. (formerly known as NIC MSR LLC) (together with its subsidiaries, “New Residential”) is a Delaware corporation that was formed as a limited liability company in September 2011 for the purpose of making real estate related investments and commenced operations on December 8, 2011. On December 20, 2012, New Residential was converted to a corporation. Newcastle Investment Corp. (“Newcastle”) was the sole stockholder of New Residential until the spin-off (Note 12), which was completed on May 15, 2013. Newcastle is listed on the New York Stock Exchange under the symbol “NCT.” As sole stockholder, Newcastle generally did not have any liability for the obligations of New Residential, except as described in Note 7.

Following the spin-off, New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the New York Stock Exchange under the symbol “NRZ”.

As of March 31, 2013, New Residential had acquired, directly and through equity method investees, excess mortgage servicing rights (“Excess MSRs”) on eight pools of residential mortgage loans from Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer. Furthermore, New Residential had acquired real estate securities and residential mortgage loans.

New Residential intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes for the tax year ending December 31, 2013. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), under which the Manager advises New Residential on various aspects of its business and manages its day-to-day operations, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. For a further discussion of the Management Agreement, see Note 10. The Manager also manages Newcastle and investment funds that own a majority of Nationstar.

As of March 31, 2013, New Residential operated in three business segments: (i) investments in Excess MSRs, (ii) investments in real estate securities and loans and (iii) corporate.

The consolidated financial statements have been prepared on a spin-off basis from the consolidated financial statements and accounting records of Newcastle and reflect New Residential’s historical results of operations, financial position and cash flows, in accordance with U.S. GAAP. As presented in the Consolidated Statements of Cash Flows, New Residential did not have any cash balance during the periods presented. All of its cash activity occurred in Newcastle’s accounts during these periods. The consolidated financial statements may not be indicative of New Residential’s future performance and do not necessarily reflect what its consolidated results of operations, financial position and cash flows would have been had New Residential operated as an independent company during the periods presented.

Certain expenses of Newcastle, comprised primarily of a portion of its management fee, have been allocated to New Residential to the extent they were directly associated with New Residential. The portion of the management fee allocated to New Residential represents the product of the management fee rate payable by Newcastle (1.5%) and New Residential’s gross equity, which management believes is a reasonable method for quantifying the expense of the services provided by the employees of the Manager to New Residential. The incremental cost of certain legal, accounting and other expenses related to New Residential’s operations are reflected in the accompanying consolidated financial statements. New Residential and Newcastle do not share any expenses following the spin-off.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

The accompanying consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2012 and notes thereto included in New Residential’s Registration Statement on Form 10 filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in the financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements. New Residential has early adopted this accounting standard and opted to present this information in a note to the financial statements. No amounts have been reclassified out of OCI during any period presented.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, the definition of an investment company, financial statement presentation, revenue recognition, financial instruments, hedging and contingencies. Some of the proposed changes are significant and could have a material impact on New Residential’s reporting. New Residential has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

2.     SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) direct and indirect investments in Excess MSRs, (ii) investments in real estate securities and loans and (iii) corporate. The corporate segment consists primarily of general and administrative expenses and the allocation of management fees by the stockholder.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Excess MSRs	Real Estate Securities and Loans	Corporate	Total
Three Months Ended March 31, 2013
Interest income	$10,035	$6,156	$—	$16,191
Interest expense	—	899	—	899
Net interest income	10,035	5,257	—	15,292
Other income	2,827	—	—	2,827
Other operating expenses	62	—	4,982	5,044
Net income (loss)	$12,800	$5,257	$(4,982)	$13,075

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

	Excess MSRs	Real Estate Securities and Loans	Corporate	Total
March 31, 2013
Investments	$339,143	$1,353,507	$—	$1,692,650
Other assets	—	450	—	450
Total assets	339,143	1,353,957	—	1,693,100
Debt	—	(915,058)	—	(915,058)
Other liabilities	(174)	(87)	(10,362)	(10,623)
Total liabilities	(174)	(915,145)	(10,362)	(925,681)
GAAP book value	$338,969	$438,812	$(10,362)	$767,419

Investments in equity method investees at fair value	$102,588	—	—	$102,588

	Excess MSRs	Real Estate Securities and Loans	Corporate	Total
Three Months Ended March 31, 2012
Interest income	$2,037	$—	$—	$2,037
Interest expense	—	—	—	—
Net interest income	2,037	—	—	2,037
Other income	1,216	—	—	1,216
Other operating expenses	386	—	179	565
Net Income (loss)	$2,867	$—	$(179)	$2,688

3.    INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS AT FAIR VALUE

Pool 1. On December 13, 2011, Newcastle announced the completion of the first co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights acquired by Nationstar. New Residential invested approximately $44 million to acquire a 65% interest in the Excess MSRs on a portfolio of government-sponsored enterprise (“GSE”) residential mortgage loans with an outstanding principal balance of approximately $9.9 billion (“Pool 1”). Nationstar has co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and will be the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, the servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

Pool 2. On June 5, 2012, Newcastle announced the completion of a co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights Nationstar acquired from Bank of America. New Residential invested approximately $44 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $10.4 billion (“Pool 2”), comprised of loans in GSE pools. Nationstar has co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and will be the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2013

(dollars in tables in thousands except share data)

Pools 3, 4 and 5. On June 29, 2012, Newcastle announced the completion of a co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights Nationstar acquired from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. New Residential invested approximately $176.5 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $63.7 billion, comprised of approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. The portfolio is comprised of three pools: two GSE loan pools with outstanding principal balances of approximately $9.8 billion (“Pool 3”) and $6.3 billion (“Pool 4”), respectively, and a pool of non-conforming loans in private label securitizations with an outstanding principal balance of approximately $47.6 billion (“Pool 5”). Nationstar has co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and will be the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

The following is a summary of New Residential’s direct investments in Excess MSRs:

		March 31, 2013				Three Months Ended March 31, 2013
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (D)
MSR Pool 1	$8,021,789	$29,329	$35,333	18.0%	4.8	$266
MSR Pool 1 - Recapture Agreement	—	3,676	4,355	18.0%	11.0	174
MSR Pool 2	9,038,057	32,345	33,695	17.3%	5.0	306
MSR Pool 2 - Recapture Agreement	—	4,108	4,880	17.3%	12.0	591
MSR Pool 3	8,758,689	26,502	30,126	17.6%	4.7	768
MSR Pool 3 - Recapture Agreement	—	4,598	4,552	17.6%	11.4	30
MSR Pool 4	5,586,851	10,809	11,969	17.9%	4.6	141
MSR Pool 4 - Recapture Agreement	—	2,763	2,705	17.9%	11.1	(43)
MSR Pool 5	41,917,506	102,718	104,507	17.5%	4.7	(190)
MSR Pool 5 - Recapture Agreement	—	8,460	4,433	17.5%	11.7	(185)
	$73,322,892	$225,308	$236,555	17.6%	5.4	$1,858

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(B)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

(C)	Weighted Average Maturity represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(D)	The portion of the change in fair value of the Recapture Agreements relating to loans recaptured to date is reflected in the respective pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs at March 31, 2013:

State Concentration	Percentage of Total Outstanding
California	31.7%
Florida	10.1%
New York	4.4%
Washington	4.3%
Arizona	3.8%
Texas	3.6%
Colorado	3.5%
Maryland	3.4%
New Jersey	3.2%
Virginia	3.0%
Other U.S.	29.0%
100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and therefore could have a meaningful, negative impact on the Excess MSRs.

4.     INVESTMENTS IN REAL ESTATE SECURITIES

During 2013, New Residential acquired $373.8 million face amount of Non-Agency RMBS for approximately $227.3 million. In addition, Newcastle contributed $754.5 million face amount of Agency RMBS to New Residential during this period.

The following is a summary of New Residential’s real estate securities at March 31, 2013, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income.

			Gross Unrealized				Weighted Average
	Outstanding Face	Amortized			Carrying	Number of	Rating			Maturity (Years)	Principal Subordination
Asset Type	Amount	Cost Basis	Gains	Losses	Value (A)	Securities	(B)	Coupon	Yield	(C)	(D)

Agency RMBS (F)	$754,496	$797,547	$2,832	$(924)	$799,455	42	AAA	3.29%	1.46%	4.1	N/A
Non-Agency RMBS	784,259	488,767	30,936	(1,135)	518,568	53	CC	0.67%	6.20%	7.6	7.7%
Total/Weighted Average (E)	$1,538,755	$1,286,314	$33,768	$(2,059)	$1,318,023	95	BB+	1.95%	3.26%	5.9

(A)	Fair value, which is equal to carrying value for all securities. See Note 8 regarding the estimation of fair value.

(B)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to New Residential’s investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

(E)	The total outstanding face amount of fixed rate securities was $1.1 million, and of floating rate securities was $1.5 billion.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

During the three months ended March 31, 2013, New Residential recorded no other-than-temporary impairment charge (“OTTI”) related to its real estate securities. The unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell and is not more likely than not to be required to sell these securities. The following table summarizes New Residential’s securities in an unrealized loss position at March 31, 2013:

					Gross Unrealized				Weighted Average
Securities in a Loss Position	Outstanding Current Face	Before Impairment	Other Than Temporary Impairment	After Impairment	Gains	Losses	Carry Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less than Twelve Months	$397,038	$332,125	$—	$332,125	$—	$(2,053)	$330,072	24	BB	1.99%	2.58%	6.7
Twelve or More Months	7,551	8,074	—	8,074	—	(6)	8,068	1	AAA	2.77%	0.88%	4.7
Total	$404,589	$340,199	$—	$340,199	$—	$(2,059)	$338,140	25	BB	2.01%	2.54%	6.7

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS at March 31, 2013:

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$292,665	37.3%
Northeastern U.S.	178,621	22.8%
Southeastern U.S.	166,243	21.2%
Midwestern U.S.	87,029	11.1%
Southwestern U.S.	59,696	7.6%
Other U.S.	5	0.0%
	$784,259	100.0%

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the three months ended March 31, 2013, the face amount of these real estate securities was $368.7 million, with total expected cash flows of $280.4 million and a fair value of $222.8 million. The following is the outstanding face amount and carrying value for such securities at December 31, 2012 and March 31, 2013:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

	Outstanding Face Value	Carrying Value
December 31, 2012	$342,013	$212,129
March 31, 2013	$692,140	$436,458

The following is a summary of the changes in accretable yield for these securities:

For the Three Months Ended March 31, 2013
Balance at December 31, 2012	$90,077
Additions	57,568
Accretion	(4,223)
Reclassifications from non-accretable difference	49,442
Disposals	—
Balance at March 31, 2013	$192,864

5.     INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

On February 27, 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans with a UPB of approximately $83 million as of December 31, 2012. New Residential has invested approximately $35 million to acquire a 70% interest in the reverse mortgage loans. Nationstar has co-invested pari passu with New Residential in 30% of the reverse mortgage loans and will be the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

Loans for which New Residential has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Loans are presented in the consolidated balance sheet at cost net of any unamortized discount (or gross of any unamortized premium). New Residential determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Income on these loans is recognized similarly to that on securities using a level yield methodology.

To the extent that residential mortgage loans are classified as held-for-investment, New Residential must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that New Residential will be unable to collect all amounts due according to the contractual terms of the loan, or for loans acquired at a discount for credit losses, when it is deemed probable that New Residential will be unable to collect as anticipated. Upon determination of impairment, New Residential would establish a specific valuation allowance with a corresponding charge to earnings. New Residential continually evaluates its loans receivable for impairment. New Residential’s residential mortgage loans are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Pools of loans are evaluated based on criteria such as an analysis of borrower performance, credit ratings of borrowers, loan to value ratios, the estimated value of the underlying collateral, the key terms of the loans and historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required in determining impairment and in estimating the resulting loss allowance. Furthermore, New Residential must assess its intent and ability to hold its loan investments on a periodic basis. If New Residential does not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated value.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

The following is a summary of residential mortgage loans at March 31, 2013, all of which are classified as held for investment:

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Wtd. Avg. Coupon (A)	Wtd. Avg. Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount
Reverse Mortgage Loans	$58,586	$35,484	331	11.81%	5.15%	3.9	21.0%	N/A

(A)	Represents the stated interest rate on the loans.

(B)	The weighted average maturity is based on the expected timing of the receipt of cash flows.

Activities related to the carrying value of residential mortgage loans are as follows:

For the Three Months Ended March 31, 2013
Balance at December 31, 2012	$—
Purchases/additional fundings	35,138
Accretion of loan discount and other amortization	346
Balance at March 31, 2013	$35,484

6.     INVESTMENTS IN EQUITY METHOD INVESTEES

During the first quarter of 2013, New Residential entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs. New Residential elected to record these investments at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors.

The following tables summarize the investments in equity method investees held by New Residential at March 31, 2013:

March 31, 2013
Assets (A)	$275,779
Debt	—
Other Liabilities	(70,603)
Equity	$205,176
New Residential’s Investment	$102,588
New Residential’s Ownership	50.0%

(A)	Includes $20.8 million of deposits related to investments which have not closed at March 31, 2013.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

Three Months Ended March 31, 2013
Interest income	$5,616
Other income	(3,154)
Expenses	(524)
Net Income	$1,938

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	March 31, 2013
	Unpaid Principal Balance	Investee Interest in Excess MSR	New Residential Interest in Investees	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Maturity (Years) (C)
MSR Pool 6	$11,821,572	66.7%	50.0%	$42,388	$41,453	17.4%	4.9
MSR Pool 6 - Recapture Agreement	—	66.7%	50.0%	10,954	10,972	17.4%	10.7
MSR Pool 7	36,440,577	66.7%	50.0%	109,420	109,048	15.2%	5.1
MSR Pool 7 - Recapture Agreement	—	66.7%	50.0%	23,296	23,164	15.2%	12.0
MSR Pool 8	16,613,186	66.7%	50.0%	58,748	57,177	15.0%	5.0
MSR Pool 8 - Recapture Agreement	—	66.7%	50.0%	13,312	13,150	15.0%	11.7
	$64,875,335			$258,118	$254,964	15.6%	6.3

(A)	Represents the amortized cost basis of the equity method investees in which New Residential holds a 50% interest. The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.
(B)	Represents the carrying value of the equity method investees in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools or Recapture Agreements, as applicable.
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.

On January 4, 2013, New Residential, through a joint venture, co-invested in Excess MSRs on a portfolio of Government National Mortgage Association (“Ginnie Mae”) residential mortgage loans with a UPB of approximately $13 billion as of November 30, 2012. Nationstar acquired the related servicing rights from Bank of America in November 2012. New Residential contributed approximately $28.9 million for a 50% interest in a joint venture which acquired an approximately 67% interest in the Excess MSRs on this portfolio. The remaining interests in the joint venture will be owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSRs will be owned by Nationstar. As the servicer, Nationstar will perform all servicing and advancing functions, and it will retain the ancillary income, servicing obligations and liabilities associated with this portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by the joint venture and Nationstar, subject to certain limitations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

On January 6, 2013 New Residential, through joint ventures, agreed to co-invest in Excess MSRs on a portfolio of four pools of residential mortgage loans with a UPB of approximately $215 billion as of November 30, 2012. Approximately 53% of the loans in this portfolio are in private label securitizations, and the remainder are owned, insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Nationstar has agreed to acquire the related servicing rights from Bank of America. New Residential committed to invest approximately $340 million (based on the November 30, 2012 UPB) for a 50% interest in a joint ventures which will acquire an approximately 67% interest in the Excess MSRs on this portfolio. As of March 31, 2013, New Residential had contributed approximately $80.7 million to the joint ventures. The remaining interests in the joint ventures will be owned by Fortress-managed funds and the remaining interest of approximately 33% in the Excess MSRs will be owned by Nationstar. As the servicer, Nationstar will perform all servicing and advancing functions, and it will retain the ancillary income, servicing obligations and liabilities associated with this portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by the joint ventures and Nationstar, subject to certain limitations. On January 31, 2013, New Residential completed the first closing of this co-investment. The first closing related to Excess MSRs on loans with an aggregate UPB of approximately $58 billion as of December 31, 2012, that are owned, insured, or guaranteed by Fannie Mae or Freddie Mac. There can be no assurance that New Residential will complete this investment as anticipated or at all.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees at March 31, 2013:

State Concentration	Percentage of Total Outstanding (A)
California	15.2%
Florida	7.9%
New York	7.6%
Texas	5.9%
New Jersey	4.8%
Washington	3.4%
Virginia	3.0%
Maryland	2.8%
Arizona	2.5%
Colorado	2.4%
Other U.S.	44.5%
100.0%

(A) Based on the information provided by the loan servicer as of March 31, 2013 for Pool 6 and February 28, 2013 for Pools 7 and 8.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

7.     DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations at March 31, 2013:

								Collateral
Repurchase Agreements (A)	Month Issued	Outstanding Face	Carrying Value	Final Stated Maturity	Contractual WAC	WAC	WAL	Outstanding Face	Amortized Cost Basis	Carrying Value	WAL

Agency RMBS (D)	Various	$757,029	$757,029	Apr-13	0.45%	0.45%	0.1	$754,496	$797,547	$799,455	4.1
Non Agency RMBS (B) (C)	Various	158,029	158,029	Apr-13	LIBOR + 2.00%	2.20%	0.1	330,871	208,245	233,813	6.8

		$915,058	$915,058			0.75%	0.1	$1,085,367	$1,005,792	$1,033,268	4.9

(A)	These repurchase agreements had approximately $0.1 million of associated accrued interest payable at March 31, 2013. All of these repurchase agreements were renewed subsequent to March 31, 2013.

(B)	The counterparty of these repurchase agreements is Credit Suisse.

(C)	Newcastle was the guarantor of these repurchase agreements, which were subject to customary margin call provisions, see Note 12.

(D)	The counterparties of these repurchase agreements are Goldman Sachs ($343.8 million), Citi ($118.8 million), Nomura ($238.2 million) and Morgan Stanley ($56.2 million).

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires the categorization of the fair value of financial instruments into three broad levels which form a hierarchy.

Level 1- Quoted prices in active markets for identical instruments.

Level 2- Valuations based principally on other observable market parameters, including

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments,

•	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3- Valuations based significantly on unobservable inputs.

New Residential follows this hierarchy for its financial instruments. The classifications are based on the lowest level of input that is significant to the fair value measurement.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

The carrying value and fair value of New Residential’s financial assets recorded at fair value on a recurring basis at March 31, 2013 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3	Total
Assets:
Real estate securities, available-for-sale	$1,538,755	$1,318,023	$799,455	$518,568	$1,318,023
Investments in Excess MSRs (A)	73,322,892	236,555	—	236,555	236,555
Investments in equity method investees at fair value (A)	64,875,335	102,588	—	102,588	102,588
	$139,736,982	$1,657,166	$799,455	$857,711	$1,657,166

(A)	The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. Generally, New Residential does not receive an excess mortgage servicing amount on nonperforming loans.

Investments in Excess MSRs Valuation

Fair value estimates of New Residential’s Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, the excess mortgage servicing amount of the underlying mortgage loans and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. New Residential’s management validates significant inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters and models for reasonableness. New Residential believes its valuation methods and the assumptions used are appropriate and consistent with other market participants.

In order to evaluate the reasonableness of its fair value determinations, management engages an independent valuation firm to separately measure the fair value of its Excess MSRs. The independent valuation firm determines an estimated fair value range of each pool based on its own models and issues a “fairness opinion” with this range. Management compares the range included in the opinion to the value generated by its internal models. For Excess MSRs acquired prior to the current quarter, the fairness opinion relates to the valuation at the current quarter end date. For Excess MSRs acquired during the current quarter, the fairness opinion relates to the valuation at the time of acquisition. To date, New Residential has not made any significant valuation adjustments as a result of these fairness opinions.

For Excess MSRs acquired during the current quarter, New Residential revalues the Excess MSRs at the quarter end date if a payment is received between the acquisition date and the end of the quarter. Otherwise, Excess MSRs acquired during the current quarter are carried at their amortized cost basis if there has been no change in assumptions since acquisition.

In addition, in valuing the Excess MSRs, management considered the likelihood of Nationstar being removed as the servicer, which likelihood is considered to be remote. Fair value measurements of the Excess MSRs are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. Significant increases (decreases) in the discount rates, prepayment or delinquency rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recapture rates or excess mortgage servicing amount in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the delinquency rate assumption is accompanied by a directionally similar change in the assumption used for the prepayment speed.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs owned directly and through equity method investees as of March 31, 2013:

	Significant Inputs
Held Directly (Note 3)	Prepayment Speed (A)	Delinquency (B)	Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
MSR Pool 1	16.1%	10.0%	35.0%	28 bps	18.0%
MSR Pool 1 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	18.0%
MSR Pool 2	16.0%	11.0%	35.0%	23 bps	17.3%
MSR Pool 2 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.3%
MSR Pool 3	16.2%	12.1%	35.0%	23 bps	17.6%
MSR Pool 3 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.6%
MSR Pool 4	18.3%	15.8%	35.0%	17 bps	17.9%
MSR Pool 4 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.9%
MSR Pool 5	15.0%	N/A (E)	20.0%	13 bps	17.5%
MSR Pool 5 - Recapture Agreement	8.0%	N/A (E)	20.0%	21 bps	17.5%
Held through Equity Method Investees (Note 6)
MSR Pool 6	19.6%	8.8%	35.0%	25 bps	17.4%
MSR Pool 6 - Recapture Agreement	10.0%	6.0%	35.0%	23 bps	17.4%
MSR Pool 7	13.8%	8.4%	35.0%	16 bps	15.2%
MSR Pool 7 - Recapture Agreement	10.0%	5.0%	35.0%	19 bps	15.2%
MSR Pool 8	15.2%	7.4%	35.0%	19 bps	15.0%
MSR Pool 8 - Recapture Agreement	10.0%	5.0%	35.0%	19 bps	15.0%

(A)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(D)	Weighted average total mortgage servicing amount in excess of the basic fee.

(E)	The Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO).

All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. Prepayment speed and delinquency rate projections are in the form of “curves” or “vectors” that vary over the expected life of the pool. New Residential uses assumptions that generate its best estimate of future cash flows for each investment in Excess MSRs.

When valuing Excess MSRs, New Residential uses the following criteria to determine the significant inputs:

•	Prepayment Speed: Prepayment speed projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect factors such as the borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the projected effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). Management considers collateral-specific prepayment experience when determining this vector. For the Recapture Agreements and recaptured loans, New Residential also considers industry research on the prepayment experience of similar loan pools (i.e., loan pools composed of refinanced loans). This data is obtained from remittance reports, market data services and other market sources.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

•	Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. For the Recapture Agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by Nationstar and delinquency experience over the past year. Management believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

•	Recapture Rates: Recapture rates are based on actual average recapture rates experienced by Nationstar on similar mortgage loan pools. Generally, New Residential looks to one year worth of actual recapture rates, which management believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions.

•	Excess Mortgage Servicing Amount: For existing mortgage pools, excess mortgage servicing amount projections are based on the actual total mortgage servicing amount in excess of a basic fee. For loans expected to be refinanced by Nationstar and subject to a Recapture Agreement, New Residential considers the excess mortgage servicing amount on loans recently originated by Nationstar over the past year and other general market considerations. Management believes this time period provides a reasonable sample for projecting future excess mortgage servicing amounts while taking into account current market conditions.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral.

New Residential uses different prepayment and delinquency assumptions in valuing the Excess MSRs relating to the original loan pools, the Recapture Agreements and the Excess MSRs relating to recaptured loans. The prepayment speed and delinquency rate assumptions differ because of differences in the collateral characteristics, eligibility for the Home Affordable Refinance Program 2.0 (“HARP 2.0”) and expected borrower behavior for original loans and loans which have been refinanced. New Residential uses the same assumptions for recapture and discount rates when valuing Excess MSRs and Recapture Agreements. These assumptions are based on historical recapture experience and market pricing.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

Excess MSRs, owned directly, measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2013 as follows:

	Level 3 (A)
	MSR Pool 1	MSR Pool 2	MSR Pool 3	MSR Pool 4	MSR Pool 5	Total
Balance at December 31, 2012	$40,910	$39,322	$35,434	$15,036	$114,334	$245,036
Transfers (B)
Transfers from Level 3(B)	—	—	—	—	—	—
Transfers into Level 3(B)	—	—	—	—	—	—
Gains (losses) included in net income (C)	440	897	798	98	(375)	1,858
Interest income	1,970	1,485	1,628	601	4,340	10,024
Purchases, sales and repayments
Purchases	—	—	—	—	—	—
Purchase adjustments	—	—	—	—	—	—
Proceeds from sales	—	—	—	—	—	—
Proceeds from repayments	(3,632)	(3,129)	(3,182)	(1,061)	(9,359)	(20,363)
Balance at March 31, 2013	$39,688	$38,575	$34,678	$14,674	$108,940	$236,555

(A)	Includes the recapture agreement for each respective pool.

(B)	Transfers are assumed to occur at the beginning of the respective period.

(C)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains (losses) represent the change in fair value of the Excess MSRs and are recorded in “Change in fair value of investments in excess mortgage servicing rights” in the consolidated statements of income.

Equity Method Investees Valuation

Fair value estimates of New Residential’s investments were based on internal pricing models. New Residential estimated the fair value of the assets and liabilities of the underlying entities in which it holds an equity interest. The valuation technique is based on discounted cash flows. Significant inputs represent the inputs required to estimate the fair value of the Excess MSRs held by the entities and include expectations of prepayment rates, delinquency rates, recapture rates, the excess mortgage servicing amount of the underlying mortgage loans, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, in valuing the Excess MSRs, management considered the likelihood of Nationstar being removed as servicer, which likelihood is considered to be remote. Refer to the Investments in Excess MSRs Valuation section above for further details.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

New Residential’s investments in equity method investees measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2013 as follows:

Three Months Ended March 31, 2013
Balance at December 31, 2012	$—
Contributions to equity method investees	109,588
Distributions of earnings from equity method investees	(1,344)
Distributions of capital from equity method investees	(6,625)
Change in fair value of investments in equity method investees	969
Balance at March 31, 2013	$102,588

Real Estate Securities Valuation

As of March 31, 2013 New Residential’s securities valuation methodology and results are further detailed as follows:

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes (A)	Single Quotes (B)	Total

Agency RMBS (C)	$754,496	$797,547	$709,173	$90,282	$799,455
Non-Agency RMBS	784,259	488,767	505,241	13,327	518,568
	$1,538,755	$1,286,314	$1,214,414	$103,609	$1,318,023

(A)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security). Management selected one of the quotes received as being most representative of the fair value and did not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes New Residential receives. Management believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. New Residential never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

(B)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold New Residential the security) or a pricing service.

(C)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. For New Residential’s investments in real estate securities categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions related to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment speeds would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the default assumption is generally accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

Fair value estimates of New Residential’s Non-Agency RMBS were based on third party indications as of March 31, 2013 and classified as Level 3. Securities measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2013 as follows:

Level 3
Non-Agency
RMBS

Balance at December 31, 2012	$289,756
Transfer (A)
Transfers from Level 3	—
Transfers into Level 3	—

Total Gains (Losses)
Included in net income	—
Included in comprehensive income (B)	14,267

Amortization included in interest income	4,724
Purchases, sales and repayments
Purchases	227,293
Proceeds from repayments	(17,472)

Balance at March 31, 2013	$518,568

(A)	Transfers are assumed to occur at the beginning of the respective period.

(B)	These gains (losses) were included in net unrealized gain (loss) on securities in the consolidated statements of comprehensive income.

Loans for Which Fair Value is Only Disclosed

The fair value of New Residential’s reverse mortgage loans held-for-investment were estimated based on a discounted cash flow analysis using internal pricing models. The significant inputs to these models include discount rates that management believes market participants would use in determining the fair values on similar pools of reverse mortgage loans. New Residential’s loans held-for-investment are categorized within Level 3 of the fair value hierarchy.

As of March 31, 2013, loans which New Residential has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

The following table summarizes the inputs used in valuing reverse mortgage loans as of March 31, 2013:

					Significant Input
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate

Reverse Mortgage Loans	$58,586	$35,484	$37,180	$—	10.6%

Liabilities for Which Fair Value is Only Disclosed.

Repurchase agreements are not measured at fair value in the statement of position; however, management believes that their carrying value approximates fair value. Repurchase agreements are considered to be level 2 in the valuation hierarchy with significant valuation variables including the amount and timing of expected cash flows, interest rates and collateral funding spreads.

9.     COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of March 31, 2013, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential.

Indemnifications – In the normal course of business, New Residential and its subsidiaries enter into contracts that contain a variety of representations and warranties and that provide general indemnifications. New Residential’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against New Residential that have not yet occurred. However, based on Newcastle’s and its own experience, New Residential expects the risk of material loss to be remote.

Capital Commitments – As of March 31, 2013, New Residential had outstanding capital commitments related to investments in joint ventures in connection with the acquisition of Excess MSRs and consumer loans. See Notes 6 and 12, respectively, for a description of these commitments.

10.     TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

New Residential has entered into a management agreement (Note 12) with the Manager, an affiliate of Fortress. Pursuant to the Management Agreement, the Manager, under the supervision of New Residential’s board of directors, formulates investment strategies, arranges for the acquisition of assets and associated financing, monitors the performance of New Residential’s assets and provides certain advisory, administrative and managerial services in connection with the operations of New Residential. For performing these services, the Manager receives from New Residential a management fee and incentive compensation, as defined in the Management Agreement. In addition to the management fee and incentive compensation, New Residential is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

Prior to entering into a Management Agreement with FIG LLC, management fees were allocated by and due to Newcastle based on the equity used in funding the acquisition of Excess MSRs and other assets. These management fees were equal to 1.5% of gross equity, as defined in the Management Agreement between Newcastle and FIG LLC.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

Due to affiliate is comprised of the following amounts due to Newcastle:

	March 31, 2013	December 31, 2012

Management fees payable	$5,717	$3,392
Reimbursable expenses payable	2,067	1,744
	$7,784	$5,136

See Notes 1, 3 and 12 for a discussion of transactions with Nationstar. As of March 31, 2013, New Residential held on its balance sheet a total face amount of $644.7 million of Non-Agency RMBS serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $8.3 billion as of March 31, 2013.

11.     INCOME TAXES

New Residential intends to qualify as a REIT for the tax year ending December 31, 2013. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential was a wholly owned subsidiary of Newcastle until May 15, 2013 and, as a qualified REIT subsidiary, was a disregarded entity until such date. As a result, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for the periods ended March 31, 2013 or 2012.

12.     RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On March 5, 2013, New Residential agreed to co-invest in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio includes over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. On April 1, 2013, New Residential completed this co-investment through newly formed limited liability companies (collectively, “the consumer loan companies”). The consumer loan companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the consumer loan companies. Of the remaining 70% of the membership interests, Springleaf Finance, Inc. (“Springleaf”), which is majority-owned by Fortress funds managed by New Residential’s Manager, acquired 47%, and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf will act as the managing member of the consumer loan companies. The consumer loan companies financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. The consumer loan companies were formed on March 19, 2013, for the purpose of making this investment and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf will be the servicer of the loans and will provide all servicing and advancing functions for the portfolio. Consumer loans will be treated as a separate segment. Included in general and administrative expenses for the three months ended March 31, 2013 is approximately $2.5 million of professional fees related to consumer loans.

On April 9, 2013, New Residential financed additional Non-Agency RMBS with approximately $144 million of repurchase agreements, at a cost of one-month LIBOR plus 200 bps. The weighted average advance rate for these repurchase agreements was approximately 70%. These repurchase agreements, which contain customary margin call provisions, have an initial term ending on July 9, 2013.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

On April 19, 2013, the Master Repurchase Agreement between NIC RMBS LLC and Credit Suisse Securities LLC was amended. Under the terms of the amendment, Newcastle was terminated as the Guarantor and replaced by New Residential on May 15, 2013.

On April 26, 2013, Newcastle announced that its board of directors had formally declared the distribution of shares of common stock of New Residential, a then wholly owned subsidiary of Newcastle. Following the spin-off, New Residential is an independent, publicly-traded REIT primarily focused on investing in residential mortgage related assets. The spin-off was completed on May 15, 2013 and New Residential began trading on the New York Stock Exchange under the symbol “NRZ”. The spin-off transaction was effected as a taxable pro rata distribution by Newcastle of all the outstanding shares of common stock of New Residential to the stockholders of record of Newcastle as of May 6, 2013. The stockholders of Newcastle as of the record date received one share of New Residential common stock for each share of Newcastle common stock held.

On April 29, 2013, New Residential’s certificate of incorporation was amended so that its authorized capital stock now consists of 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. After completion of the spin-off, there are 253,025,645 outstanding shares of common stock which is based on the number of Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock.

Effective May 15, 2013, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s funds from operations before the incentive compensation per share of common stock, plus (b) gains (or losses) from debt restructuring and gains (or losses) from sales of property and other assets per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Newcastle on the distribution date and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Newcastle’s prior performance. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of New Residential’s performance or to cash flows as a measure of liquidity or the ability to make distributions.

Effective May 15, 2013, the Manager is entitled to receive a management fee in the amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally the equity transferred by Newcastle on the distribution date, plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

On May 15, 2013, New Residential had a cash balance of $181.6 million.

On May 20, 2013, New Residential acquired, through a joint venture, an interest in Excess MSRs from Nationstar on a portfolio of mortgage loans with an UPB of approximately $23 billion as of March 31, 2013. New Residential has committed to invest approximately $40.2 million to acquire a one-third interest in the Excess MSRs. Nationstar is the servicer of the loans and has retained a one-third interest in the Excess MSRs; a Fortress managed fund has acquired the remaining one-third interest. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be included in the portfolio, subject to certain limitations. New Residential, Nationstar and the Fortress fund will share equally in these Excess MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

Effective upon the spin-off, New Residential has a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential has initially reserved 30,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, 21.5 million options that were held by FIG LLC, (the Manager), or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

New Residential’s outstanding options at May 15, 2013 consisted of the following:

	Number of Options	Strike Price	Maturity Date
	6,000	$9.35	05/30/13
	116,380	10.91	07/16/13
	304,604	12.28	12/01/13
	328,350	14.17	01/09/14
	343,275	13.86	05/25/14
	162,500	16.95	11/22/14
	330,000	15.97	01/12/15
	2,000	16.68	08/01/15
	170,000	15.87	11/01/16
	242,000	16.90	01/23/17
	456,000	14.96	04/11/17
	1,676,833	3.29	03/29/21
	2,539,833	2.49	09/27/21
	2,000	2.74	12/20/21
	1,897,500	3.41	04/03/22
	2,300,000	3.67	05/21/22
	2,530,000	3.67	07/31/22
	5,750,000	5.12	01/11/23
	2,300,000	5.74	02/15/23
Total/WA	21,457,275	$5.35

On June 3, 2013, New Residential granted options to its independent directors to purchase 8,000 shares of New Residential’s stock at a price of $6.79.

On June 6, 2013, New Residential financed additional Non-Agency RMBS with approximately $47.0 million of repurchase agreements, at a cost of one-month LIBOR plus 160 bps. The weighted average advance rate for these repurchase agreements was approximately 65%. These repurchase agreements, which contain customary margin call provisions, have an initial term ending on June 28, 2013.

Subsequent to March 31, 2013, New Residential acquired approximately $156.4 million face amount of Non-Agency RMBS for approximately $122.0 million. New Residential also purchased $97.5 million of Agency RMBS for approximately $103.0 million. Newcastle contributed an additional $265.6 million face amount of Agency RMBS subsequent to March 31, 2013 with a fair value of approximately $281.2 million as of the contribution date. These additional agency RMBS were financed with $267.0 million of repurchase agreements.

New Residential declared a quarterly dividend of $0.07 per common share for the quarter ended June 30, 2013, which will be paid in July 2013.

13.     PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information was derived from the application of pro forma adjustments to the consolidated financial statements of New Residential. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the other information contained in these financial statements and related notes and with New Residential’s historical consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

Condensed consolidated financial statements should be read in conjunction with the other information contained in these financial statements and related notes and with New Residential’s historical consolidated financial statements.

The unaudited pro forma information set forth below reflects the historical information of New Residential with certain adjustments. The unaudited pro forma condensed consolidated balance sheet has been adjusted to give effect to all of the transactions described below as if each had occurred on March 31, 2013, see Note 12. The unaudited pro forma condensed consolidated statement of income only includes adjustments to reflect (i) interest income from the Agency RMBS acquired subsequent to March 31, 2013; (ii) interest expense from the financing of Agency RMBS; and (iii) interest expense from the financing of certain Non-Agency RMBS, subsequent to March 31, 2013, in each case as if the transactions giving rise to (i), (ii) and (iii) had occurred on January 1, 2013. Accordingly, the unaudited pro forma condensed consolidated statement of income excludes adjustments for (i) earnings from the consumer loan co-investment transaction; (ii) earnings from the additional Excess MSR transactions; and (iii) interest income from investments in non-Agency RMBS.

•	New Residential’s cash balance as of May 16, 2013 adjusted for subsequent purchases, sales and financings.
•	Consumer loan co-investment transaction through equity method investees on April 1, 2013.
•	Acquisition and settlement of additional Excess MSRs, directly and through equity method investees subsequent to March 31, 2013.
•	Commitments to acquire additional Excess MSRs through equity method investees subsequent to March 31, 2013, see Notes 6 and 9.
•	Acquisition of additional Non-Agency RMBS with a face amount of $156.4 million for approximately $122.0 million subsequent to March 31, 2013 net of sales.
•	Acquisition of additional Agency RMBS with a face amount of $97.5 million for approximately $103.0 million subsequent to March 31, 2013.
•	Newcastle’s contribution of an additional $265.6 million face amount of Agency RMBS subsequent to March 31, 2013.
•	Entry into an additional $290.0 million of Repurchase Agreements related to additional Agency RMBS subsequent to March 31, 2013.
•	Entry into an additional $187.8 million of Repurchase Agreements related to additional Non-Agency RMBS subsequent to March 31, 2013.

New Residential’s decision to include or exclude an adjustment in the unaudited pro forma condensed consolidated statement of income was based on whether such adjustment would be factually supportable and historically based, as set forth in more detail below.

With respect to Agency RMBS, Newcastle held substantial investments in Agency RMBS during the entire period covered by the pro forma statement of income. Although Newcastle did not own the exact securities contributed to New Residential for the entire period presented, management considers Agency RMBS to be fungible because, among other factors, they are guaranteed by the U.S. government and thus have consistent credit characteristics. As a result, New Residential determined that adjustments related to these securities are factually supportable.

In contrast to Agency RMBS, the yields of Non-Agency RMBS can have significant variances as a result of differences in the collateral and credit characteristics of each asset. Newcastle did not hold the specific Non-Agency RMBS contributed to New Residential during the entire period presented, and Newcastle does not have records relating to the performance of these assets prior to their acquisition. As a result, management believes that adjustments for the interest income from the Non-Agency RMBS would not be factually supportable.

The investments in equity method investees were made in newly formed entities with no historical operations. Neither New Residential nor Newcastle owned any of the underlying excluded investments prior to their acquisition by the investee entities. Furthermore, the underlying loans were not serviced by an affiliate of New Residential’s manager prior to their acquisition. As a result, Newcastle does not have records relating to the performance of these loans prior to the acquisition of the related investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

In addition, the composition of the loan pools and the loans underlying the Excess MSRs and consumer loan investees necessarily differ from the composition of the respective pools during the period covered by the pro forma statement of income due to prepayment and default activity prior to acquisition. As a result, an adjustment related to these investees was not considered factually supportable.

In the opinion of management, all adjustments necessary to reflect the effects of the transactions described in the notes to the unaudited pro forma condensed consolidated balance sheet and pro forma condensed statement of income have been included and are based upon available information and assumptions that New Residential believes are reasonable.

Further, the historical financial information presented herein has been adjusted to give pro forma effect to events that New Residential believes are factually supportable and which are expected to have a continuing impact on New Residential’s results. However, such adjustments are estimates and may not prove to be accurate. Information regarding these adjustments is subject to risks and uncertainties that could cause actual results to differ materially from those anticipated.

These unaudited pro forma condensed consolidated financial statements are provided for information purposes only. The unaudited pro forma condensed consolidated statement of income and consolidated balance sheet do not purport to represent what New Residential’s results of operations and/or financial condition would have been had such transactions been consummated on the dates indicated, nor do they represent the financial position or results of operations of New Residential for any future date.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
At March 31, 2013

	March 31, 2013 (Unaudited) (A)	Pro Forma Adjustments		New Residential Pro Forma
Assets
Real estate securities, available-for-sale	$1,318,023	$501,815	(B)	$1,819,838
Investments in excess mortgage servicing rights at fair value	236,555	2,453	(C)	239,008
Investments in equity method investees, excess mortgage servicing rights, at fair value	102,588	268,133	(D)	370,721
Investments in equity method investees, consumer loans, at fair value	—	247,971	(E)	247,971
Residential mortgage loans, held-for-investment	35,484	—		35,484
Cash and cash equivalents	—	102,936	(F)	102,936
Other assets	450	—		450
	$1,693,100	$1,123,308		$2,816,408

Liabilities and Equity

Liabilities
Repurchase agreements	$915,058	$477,840	(G)	$1,392,898
Payable related to the investments in equity method investees, excess mortgage servicing rights	—	198,855	(H)	198,855
Due to affiliate	7,784	—		7,784
Accrued expenses and other liabilities	2,839	—		2,839
	925,681	676,695		1,602,376

Commitments and contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 253,025,645 issued and outstanding on a pro forma basis	—	2,530	(I)	2,530
Accumulated Equity	735,710	444,083	(J)	1,179,793
Accumulated other comprehensive income	31,709	—		31,709
Total Equity	767,419	446,613		1,214,032
	$1,693,100	$1,123,308		$2,816,408

(A)	Represents New Residential’s historical consolidated balance sheet at March 31, 2013.
(B)	Represents the carrying value of securities contributed by Newcastle to New Residential and the acquisition of additional Agency and Non-Agency RMBS subsequent to March 31, 2013 net of sales.
(C)	Represents the investment in additional excess mortgage servicing rights subsequent to March 31, 2013.
(D)	Represents the investment in additional equity method investees, excess mortgage servicing rights, subsequent to March 31, 2013.
(E)	Represents the investments in equity method investees, consumer loans, subsequent to March 31, 2013.
(F)	Represents New Residential’s cash balance as of May 15, 2013 adjusted for subsequent purchases, sales and financings.
(G)	Represents the additional repurchase agreements to finance the real estate securities described in (B) above, net of paydowns through June 10, 2013.
(H)	Represents commitments of New Residential’s investments in equity method investees.
(I)	Represents 253,025,645 shares of common stock at a par value of $0.01 per share. The number of shares of common stock is based on Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock.
(J)	Represents New Residential’s accumulated equity, including the additional contributions from Newcastle to New Residential subsequent to March 31, 2013, less the par value of the shares of common stock set forth in (I) above.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2013

(dollars in tables in thousands, except share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31, 2013 (A)	Pro Forma Adjustments		New Residential Pro Forma

Interest income	$16,191	$4,226	(B)	$20,417
Interest expense	899	2,754	(C)	3,653
Net Interest Income	15,292	1,472		16,764

Change in fair value of investments in excess mortgage servicing rights	1,858	—		1,858
Change in fair value of investments in equity method investees	969	—		969
Other Income	2,827	—		2,827

Expenses
General and administrative expenses	2,719	—		2,719
Management fees allocated by Newcastle	2,325	71	(D)	2,396
	5,044	71		5,115

Net Income	$13,075	$1,401		$14,476

Net Income Per Share
Basic	N/A			$0.06	(E)
Diluted	N/A			$0.06	(F)

Weighted average number of shares outstanding
Basic	N/A			235,136,756	(E)
Diluted	N/A			240,079,144	(F)

(A)	Represents New Residential’s historical consolidated statement of income for the three months ended March 31, 2013.
(B)	Represents additional interest income from Agency RMBS acquired during the quarter ended March 31, 2013 and subsequent to March 31, 2013. The interest income was computed based on the weighted average accounting yield of the securities of 1.43%. A 1/8% increase (decrease) in the benchmark interest rate would result in an increase (decrease) in interest income of approximately $0.4 million for the three months ended March 31, 2013.
(C)	Represents additional interest expense from additional repurchase agreements used to finance the real estate securities acquired subsequent to March 31, 2013. The interest expense was computed based on the actual terms of the repurchase agreements. A 1/8% increase (decrease) in the benchmark interest rate would result in an increase (decrease) in interest expense of approximately $0.4 million for the three months ended March 31, 2013.
(D)	Represents additional management fees related to the capital transactions noted herein.
(E)	Pro forma basic earnings per share and weighted average number of basic shares outstanding reflect an estimated number of shares of common stock outstanding based upon Newcastle’s weighted average number of basic shares outstanding for the three months ended March 31, 2013 (based on a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock).
(F)	Pro forma diluted earnings per share and weighted average number of diluted shares outstanding reflect shares of common stock that may be issued in connection with awards granted prior to the distribution under Newcastle equity plans based on the distribution ratio noted above in (E). While the actual dilutive impact will depend on various factors, we believe the estimate yields a reasonable approximation of the dilutive impact of the Newcastle equity plans and is based upon Newcastle’s weighted average number of diluted shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

GENERAL

New Residential is a newly listed public REIT primarily focused on investing in residential mortgage related assets. We are externally managed by an affiliate of Fortress. Our goal is to drive strong risk-adjusted returns primarily through investments in residential real estate related investments including, but not limited to, Excess MSRs, RMBS and residential mortgage loans. New Residential’s investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, including mortgage servicing advances and non-real estate related assets such as consumer loans. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive returns for our stockholders without the excessive use of financial leverage.

Our initial holdings upon the spin-off included all of Newcastle’s co-investments in Excess MSRs, a portion of its Agency RMBS, all of the Non-Agency RMBS it acquired (other than through securitization vehicles) since the beginning of 2012, all of the mortgage loans it acquired since the beginning of 2013 and all of the consumer loans it acquired through the date of the spin-off. Our initial holdings also include cash. A majority of our assets consist of qualifying real estate assets for purposes of Section 3(c)(5)(C) of the 1940 Act, including investments in Agency RMBS. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our initial portfolio are described in more detail below under “—Results of Operations—Initial Portfolio.”

On May 15, 2013, Newcastle completed the distribution of shares of New Residential to Newcastle stockholders of record as of May 6, 2013. Following the distribution, New Residential is an independent, publicly-traded REIT (NYSE: NRZ).

Market CONsiderations

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The U.S. residential market is vast: the value of the housing market totaled $18 trillion as of March 31, 2013, including approximately $10 trillion of outstanding mortgages, according to Inside Mortgage Finance. In the aftermath of the U.S. financial crisis, the residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. We believe these changes are creating a compelling set of investment opportunities.

We also believe that New Residential is one of only a select number of market participants that have the combination of capital, industry expertise and key business relationships we think are necessary to take advantage of this opportunity. We intend to focus on the investment opportunities described below, as well as other opportunities that may arise as the residential mortgage market evolves.

Excess MSRs

In our view, the mortgage servicing sector presents a number of compelling investment opportunities. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps times the UPB of the mortgages. As of March 31, 2013, approximately 83% of MSRs were owned by banks. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment.

As banks sell MSRs, there is an opportunity for entities such as New Residential to participate through co-investment in the corresponding Excess MSRs. An MSR is made up of two components: a basic fee and an Excess MSR. The basic fee is the amount of compensation for the performance of servicing duties, and the Excess MSR is the amount that exceeds the basic fee. For example, if an MSR is 30 bps and the basic fee is 5 bps, then the Excess MSR is 25 bps. As the owner of an Excess MSR, we are not required to assume any servicing duties, advance obligations or liabilities associated with the portfolios underlying our investment.

There are a number of reasons why we believe Excess MSRs are a compelling investment opportunity:

•	Supply-Demand Imbalance. Since 2010, banks have sold or committed to sell MSRs totaling more than $1 trillion of the approximately $10 trillion mortgage market. As a result of the regulatory and other pressures facing bank servicers, we believe the volume of MSRs sales is likely to be substantial for some period of time. We estimate that MSRs on approximately $300 billion of mortgages are currently for sale, requiring a capital investment of approximately $2 billion based on current pricing dynamics, and approximately $2 trillion of MSRs could be sold over the next several years. In addition, approximately $1.5 trillion of new loans are expected to be created annually. We believe this creates an opportunity to enter into “flow arrangements”, whereby loan originators agree to sell Excess MSRs on a recurring basis (often monthly or quarterly) on newly originated loans. We believe many non-bank servicers, who are constrained by capital, will continue to sell a portion of the Excess MSR.

•	Attractive Pricing. MSRs are currently being sold at a material discount to historical pricing levels. While prices have rebounded from the lows, we estimate prices in many cases are down nearly 50% from their peak. At current prices, we believe investments in Excess MSRs can generate attractive returns without leverage.

•	Significant Barrier to Entry. Non-servicers cannot own the basic fee component of an MSR directly and would therefore need to co-invest with a servicer in order to invest in an Excess MSR. The number of strong, scalable non-bank servicers is limited. Moreover, in the case of Excess MSRs on Agency pools, the servicer must be Agency-approved. As a result, non-servicers seeking to invest in Excess MSRs generally face a significant barrier to entering the market, particularly if they do not have a relationship with a quality servicer. We believe New Residential’s track record of investing in Excess MSRs and its established relationship with Nationstar give us a competitive advantage over other investors.

As a wholly owned subsidiary of Newcastle, New Residential pioneered investments in Excess MSRs. We believe we are the most active REIT in the sector. For details about New Residential’s investments in Excess MSRs, see “—Results of Operations—Initial Portfolio—Excess MSRs” below.

RMBS

RMBS are securities created through the securitization of a pool of residential mortgage loans. Currently, approximately $6 trillion of the $10 trillion of residential mortgages outstanding has been securitized, according to Inside Mortgage Finance as of June 2012. Of the securitized mortgages, approximately $5 trillion are Agency RMBS, which are RMBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public or private trusts (“private label securitizations”), and these securities are referred to as Non-Agency RMBS.

Since the onset of the financial crisis in 2007, there has been significant volatility in the prices for Non-Agency RMBS. This has resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have started to recover from their lows, we believe a meaningful gap still exists between current prices and the recovery value of many Non-Agency RMBS.

Accordingly, we believe there are opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. Furthermore, we believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the value of the underlying collateral. We intend to pursue strategies to enable us to capitalize on the value differential between the securities and the underlying loans. For details about New Residential’s investments in Non-Agency RMBS, see “—Results of Operations—Initial Portfolio—Non-Agency RMBS” below.

The non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. The mortgage loan collateral may be classified as “conforming” or “nonconforming,” depending on a variety of factors.

We also invest in Agency RMBS, which we believe complement our Excess MSR and Non-Agency RMBS investments. Agency RMBS offer more stable cash flows and historically have been subject to lower credit risk and greater price stability than the other types of residential mortgage investments we target. The large majority of our portfolio is adjustable rate mortgages. They have a short duration and typically more stable cash flows. For details about New Residential’s investments in Agency RMBS, see “—Results of Operations—Initial Portfolio—Agency RMBS” below.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results historically have been in line with management’s estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions. The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.

Excess MSRs

Upon acquisition, we elected to record each investment in Excess MSRs at fair value. We elected to record our investments in Excess MSRs at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

GAAP establishes a framework for measuring fair value of financial instruments and a set of related disclosure requirements. A three-level valuation hierarchy has been established based on the transparency of inputs to the valuation of a financial instrument as of the measurement date. The three levels are defined as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments,

•	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3—Valuations based significantly on unobservable inputs.

The level in the fair value hierarchy within which a fair value measurement or disclosure in its entirety is based on the lowest level of input that is significant to the fair value measurement or disclosure in its entirety.

Our Excess MSRs are categorized as Level 3 under the GAAP hierarchy. The inputs used in the valuation of Excess MSRs include prepayment speed, delinquency rate, recapture rate, excess mortgage servicing amount and discount rate. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. Management validates significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate.

In order to evaluate the reasonableness of its fair value determinations, management engages an independent valuation firm to separately measure the fair value of its Excess MSRs pools. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range. Management compares the range included in the opinion to the values generated by its internal models. For Excess MSRs acquired prior to the current quarter, the fairness opinion relates to the valuation at the current quarter end date. For Excess MSRs acquired during the current quarter, the fairness opinion relates to the valuation at the time of acquisition. To date, New Residential has not made any significant valuation adjustments as a result of these fairness opinions.

For Excess MSRs acquired during the current quarter, New Residential revalues the Excess MSRs at the quarter end date if a payment is received between the acquisition date and the end of the quarter. Otherwise, Excess MSRs acquired during the current quarter are carried at their amortized cost basis if there has been no change in assumptions since acquisition.

Investments in Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted using an effective yield or “interest” method, based upon the expected income from the Excess MSRs through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, our policy is to recognize interest income only on Excess MSRs in existing eligible underlying mortgages.

Under the fair value election, the difference between the fair value of Excess MSRs and their amortized cost basis is recorded as “Change in fair value of investments in excess mortgage servicing rights,” as applicable. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned directly and through equity method investees as of March 31, 2013 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2013	$328,898	(A)

Discount rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$369,207	$348,669	$313,957	$299,166
Change in estimated fair value:
Amount	$40,309	$19,771	$(14,941)	$(29,732)
%	12.3%	6.0%	-4.5%	-9.0%

Prepayment rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$362,481	$345,524	$315,285	$301,661
Change in estimated fair value:
Amount	$33,583	$16,626	$(13,613)	$(27,237)
%	10.2%	5.1%	-4.1%	-8.3%

Delinquency rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$338,055	$333,946	$325,728	$321,621
Change in estimated fair value:
Amount	$9,157	$5,048	$(3,170)	$(7,277)
%	2.8%	1.5%	-1.0%	-2.2%

Recapture rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$320,753	$325,524	$335,189	$339,974
Change in estimated fair value:
Amount	$(8,145)	$(3,374)	$6,291	$11,076
%	-2.5%	-1.0%	1.9%	3.4%

(A)	Excludes our share of the non-Excess MSR net assets of the equity method investees of $10.2 million.

The sensitivity analysis is hypothetical and should be used with caution. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

RMBS

Our Non-Agency and Agency RMBS are classified as available-for-sale. As such, they will be carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary, as described below.

We expect that any RMBS we acquire will be categorized under Level 2 or Level 3 of the GAAP hierarchy described above under “—Application of Critical Account Policies—Excess MSRs,” depending on the observability of the inputs. Fair value may be based upon broker quotations, counterparty quotations, pricing services quotations or internal pricing models. The significant inputs used in the valuation of our securities include the discount rate, prepayment speeds, default rates and loss severities, as well as other variables.

The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not be indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. Management validates significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate.

Pursuant to ASC 320-10-35, we must also assess whether unrealized losses on securities, if any, reflect a decline in value that is other-than-temporary and, if so, record an other-than-temporary impairment through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security that was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we will assume the anticipated recovery period is until the expected maturity of the applicable security. Also, for securities that represent beneficial interests in securitized financial assets within the scope of ASC 325-40, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment will be deemed to have occurred. Our Non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable, fall within the scope of ASC 310-30, as opposed to ASC 325-40. All of our other Non-Agency RMBS, those not acquired with evidence of deteriorated credit quality, fall within the scope of ASC 325-40.

Pursuant to ASC 835-30-35, income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, we recognize the excess of all cash flows expected over our investment in the securities as Interest Income on a “loss adjusted yield” basis. The loss-adjusted yield is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above.

Loans

We invest in loans, including but not limited to, residential mortgage loans. Loans for which we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Loans are presented in the consolidated balance sheet at cost net of any unamortized discount (or gross of any unamortized premium). We determine at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan.

Income on these loans is recognized similarly to that on our securities using a level yield methodology and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis.

Impairment of Loans

To the extent that they are classified as held-for-investment, we must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Pools of loans are evaluated based on criteria such as an analysis of borrower performance, credit ratings of borrowers, loan to value ratios, the estimated value of the underlying collateral, the key terms of the loans and historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated value.

Investment Consolidation

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which we have a variable interest. These analyses involve estimates, based on the assumptions of management, as well as judgments regarding significance and the design of entities.

Variable interest entities (“VIEs”) are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our investments in Non-Agency RMBS are variable interests. We monitor these investments and analyze the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements.

These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

We have not consolidated the securitization entities that issued our Non-Agency RMBS. This determination is based, in part, on our assessment that we do not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if we owned a majority of the currently controlling class. In addition, we are not obligated to provide, and have not provided, any financial support to these entities.

We have not consolidated the entities in which we hold a 50% interest that made an investment in Excess MSRs. We have determined that the decisions that most significantly impact the economic performance of these entities will be made collectively by us and the other investor in the entities. In addition, these entities have sufficient equity to permit the entities to finance their activities without additional subordinated financial support. Based on our analysis, these entities do not meet any of the VIE criteria under ASC 810-10-15-14.

Investments in Equity Method Investees

We account for our interests in entities over which we exercise significant influence, but with respect to which the requirements for consolidation are not met, as investments in equity method investees. These investments are recorded based on the equity method of accounting, unless we elect to measure them at fair value.

Pursuant to ASC 825-10-25, we have elected to measure our investments in equity method investees which are invested in Excess MSRs at fair value. The equity method investees have also elected to measure their investments in Excess MSRs at fair value pursuant to ASC 825-10-25.

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in the financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements. New Residential has early adopted this accounting standard and opted to present this information in a note to the financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, the definition of an investment company, financial statement presentation, revenue recognition, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on our financial reporting. We will evaluate the potential impact of these proposals as the standards are finalized.

We are an emerging growth company as defined in the JOBS Act, and we have irrevocably elected not to take advantage of the delayed adoption of new or revised accounting standards applicable to public companies. We will therefore be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%

Interest income	$16,191	$2,037	$14,154	694.8%
Interest expense	899	—	899	N.M.
Net Interest Income	15,292	2,037	13,255	650.7%

Change in fair value of investments in excess mortgage servicing rights	1,858	1,216	642	52.8%
Change in fair value of investments in equity method investees	969	—	969	N.M.
Other Income	2,827	1,216	1,611	132.5%

Expenses
General and administrative expenses	2,719	411	2,308	561.6%
Management fees allocated by Newcastle	2,325	154	2,171	1409.7%
	5,044	565	4,479	792.7%

Net Income	$13,075	$2,688	$10,387	386.4%

Interest Income

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Interest income increased by $14.2 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to increases in interest income as a result of new investments in real estate securities and investments in excess mortgage servicing rights.

Interest Expense

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Interest expense increased by $0.9 million due to repurchase agreement financing entered into since March 2012 on our Agency RMBS and Non-Agency RMBS.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The change in fair value of investments in excess mortgage servicing rights increased $0.6 million due to the acquisition of investments since March 2012 and subsequent net increases in value.

Change in Fair Value of Investments in Equity Method Investees

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The change in fair value of investments in equity method investees increased $1.0 million due to the acquisition of these investments in the first quarter of 2013 and subsequent net increases in value.

General and Administrative Expense

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

General and administrative expense increased by $2.3 million primarily due to an increase in professional fees primarily related to the investment in consumer loans.

Management Fees to Affiliate

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Management fees allocated by Newcastle increased by $2.2 million primarily due to an increase in our equity, as a result of capital contributions from Newcastle.

Initial Portfolio

Our initial holdings upon the spin-off include all of Newcastle’s co-investments in Excess MSRs, a portion of its Agency RMBS, all of the Non-Agency RMBS it acquired (other than through securitization vehicles) since the beginning of 2012, all of the mortgage loans it acquired since the beginning of 2013 and all of the consumer loans it acquired through the date of the spin-off. Our initial holdings also include cash. A majority of our assets consist of qualifying real estate assets for purposes of Section 3(c)(5)(C) of the 1940 Act, including investments in Agency RMBS. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our initial portfolio are described in more detail below.

Excess MSRs

As of March 31, 2013, we had approximately $339.1 million estimated carrying value of Excess MSRs (held directly and through joint ventures), including deposits on investments that have not closed through joint ventures. As of March 31, 2013, our completed investments represent a 33% to 65% interest in the Excess MSRs (either directly or through joint ventures) on eight pools of mortgage loans with an aggregate UPB of approximately $139 billion. Nationstar is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee in exchange for providing all servicing functions. In addition, Nationstar retains a 33% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments to date is subject to a recapture agreement with Nationstar. Under the recapture agreements, we are generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. In other words, we are generally entitled to a pro rata interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Nationstar of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Nationstar of a previously recaptured loan.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of March 31, 2013:

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (D)	1 Month CRR (E)	1 Month CDR (F)	1 Month Recapture Rate
Pool 1
Original Pool	$32,360	$9,940,385	$7,309,445	50,281	680	5.8%	279	77	19.4%	29.1%	25.9%	4.3%	47.7%
Recaptured Loans	2,973	—	712,344	3,516	749	4.3%	319	7	0.2%	1.7%	1.7%	0.0%	0.0%
Recapture Agreements	4,355	—	—	—	—	—	—	—	—	—	—	—	—
	39,688	9,940,385	8,021,789	53,797	686	5.7%	283	71	17.7%	27.3%	24.3%	3.9%	47.5%

Pool 2
Original Pool	31,685	10,383,891	8,614,840	44,555	675	5.1%	317	67	10.9%	27.6%	24.1%	4.6%	57.5%
Recaptured Loans	2,010	—	423,217	2,030	755	4.2%	332	3	0.0%	0.3%	0.3%	0.0%	0.0%
Recapture Agreements	4,880	—	—	—	—	—	—	—	—	—	—	—	—
	38,575	10,383,891	9,038,057	46,585	679	5.0%	318	64	10.4%	26.8%	23.4%	4.4%	57.5%

Pool 3
Original Pool	29,421	9,844,114	8,594,053	53,113	677	4.5%	288	90	37.9%	18.6%	15.4%	3.8%	48.5%
Recaptured Loans	705	—	164,636	961	752	4.1%	331	2	0.1%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	4,552	—	—	—	—	—	—	—	—	—	—	—	—
	34,678	9,844,114	8,758,689	54,074	678	4.5%	289	88	37.2%	18.4%	15.2%	3.7%	48.5%

Pool 4
Original Pool	11,739	6,250,549	5,533,266	27,486	673	3.6%	311	81	58.0%	17.4%	8.5%	9.6%	39.2%
Recaptured Loans	230	—	53,585	268	756	4.2%	345	3	8.1%	0.3%	0.3%	0.0%	0.0%
Recapture Agreements	2,705	—	—	—	—	—	—	—	—	—	—	—	—
	14,674	6,250,549	5,586,851	27,754	674	3.6%	311	80	57.5%	17.3%	8.4%	9.6%	39.2%

Pool 5
Original Pool	104,437	47,572,905	41,901,133	178,958	652	4.7%	290	86	56.7%	15.9%	5.1%	11.4%	2.1%
Recapture Loans	70	—	16,373	63	749	3.6%	333	2	5.9%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	4,433	—	—	—	—	—	—	—	—	—	—	—	—
	108,940	47,572,905	41,917,506	179,021	652	4.7%	290	86	56.7%	15.9%	5.1%	11.4%	2.1%
Total/WA	$236,555	$83,991,844	$73,322,892	361,231	664	4.7%	294	81	44.4%	18.9%	10.9%	8.7%	36.0%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (C)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 1
Original Pool	9.2%	5.1%	1.8%	1.1%	4.3%	0.9%	2.7%
Recaptured Loans	0.1%	0.2%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	8.4%	4.7%	1.6%	1.0%	3.9%	0.8%	2.5%

Pool 2
Original Pool	13.4%	4.5%	1.9%	1.5%	7.7%	0.6%	5.1%
Recaptured Loans	0.0%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	12.8%	4.3%	1.8%	1.4%	7.3%	0.6%	4.9%

Pool 3
Original Pool	13.4%	4.1%	1.4%	1.1%	7.7%	2.1%	3.2%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	13.1%	4.0%	1.4%	1.1%	7.6%	2.1%	3.1%

Pool 4
Original Pool	17.5%	3.5%	1.5%	1.1%	11.5%	1.9%	4.4%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	17.3%	3.5%	1.5%	1.1%	11.4%	1.9%	4.4%

Pool 5
Original Pool	27.0%	9.5%	2.1%	4.0%	16.9%	2.3%	4.7%
Recapture Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	27.0%	9.5%	2.1%	4.0%	16.9%	2.3%	4.7%
Total/WA	20.8%	7.2%	1.9%	2.8%	12.8%	1.9%	4.3%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	Uncollected Payments represents the percentage of the total principal balance of the pool that corresponds to loans for which the most recent payment was not made. Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.
(D)	1 Month CPR, or the constant prepayment rate represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(E)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.
(F)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

The following table summarizes the collateral characteristics as of March 31, 2013 of the loans underlying Excess MSR investments made through equity method investees. For each of these pools, we own a 50% interest in an entity that invested in a 67% interest in the Excess MSRs.

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (D)	1 Month CRR (E)	1 Month CDR (F)	1 Month Recapture Rate
Pool 6
Original Pool	41,329	12,987,190	11,795,608	80,783	662	5.6%	310	50	0.0%	26.8%	23.2%	4.6%	5.2%
Recaptured Loans	124	—	25,964	132	714	3.5%	358	1	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	10,972	—	—	—	—	—	—	—	—	—	—	—	—
	52,425	12,987,190	11,821,572	80,915	662	5.6%	310	50	0.0%	26.8%	23.2%	4.6%	5.2%

Pool 7
Original Pool	109,048	37,965,199	36,440,577	264,617	711	5.2%	286	76	23.2%	18.6%	18.2%	0.4%	N/A
Recaptured Loans	—	—	—	—	—	0.0%	—	—	0.0%	0.0%	0.0%	0.0%	N/A
Recapture Agreements	23,164	—	—	—	—	—	—	—	—	—	—	—	—
	132,212	37,965,199	36,440,577	264,617	711	5.2%	286	76	23.2%	18.6%	18.2%	0.4%	N/A

Pool 8
Original Pool	57,177	17,622,383	16,613,186	110,075	719	5.5%	295	68	14.1%	28.4%	26.9%	2.1%	N/A
Recapture Loans	—	—	—	—	—	0.0%	—	—	0.0%	0.0%	0.0%	0.0%	N/A
Recapture Agreements	13,150	—	—	—	—	—	—	—	—	—	—	—	—
	70,327	17,622,383	16,613,186	110,075	719	5.5%	295	68	14.1%	28.4%	26.9%	2.1%	N/A
Total/WA	$254,964	$68,574,772	$64,875,335	455,607	704	5.3%	293	69	16.6%	22.6%	21.3%	1.6%	5.2%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (C)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 6
Original Pool	11.1%	5.5%	1.4%	2.4%	6.2%	0.5%	2.1%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	11.1%	5.5%	1.4%	2.4%	6.2%	0.5%	2.1%

Pool 7
Original Pool	13.0%	1.1%	0.5%	6.1%	6.5%	0.0%	3.8%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	13.0%	1.1%	0.5%	6.1%	6.5%	0.0%	3.8%

Pool 8
Original Pool	11.6%	3.2%	1.2%	5.6%	4.3%	0.0%	3.1%
Recapture Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	11.6%	3.2%	1.2%	5.6%	4.3%	0.0%	3.1%
Total/WA	12.3%	2.4%	0.8%	5.3%	5.9%	0.1%	3.3%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	Uncollected Payments represents the percentage of the total principal balance of the pool that corresponds to loans for which the most recent payment was not made. Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(D)	1 Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(E)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.
(F)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

The following table summarizes the collateral characteristics, as of March 31, 2013, for the additional pools committed to and/or closed subsequent to March 31, 2013, of the loans underlying Excess MSR investments made through equity method investees. For each of these pools, New Residential owns a 50% interest in an entity that invested in a 67% interest in Excess MSRs.

	Collateral Characteristics (H)
	Unpaid Principal Balance	Number of Loans	WA Original FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)

Pool 9 (I)	$36,468,973	261,013	687	5.0%	307	42	4.0%
Pool 10 (I)	98,486,554	587,013	704	5.3%	270	88	43.0%
Pool 11 (J)	21,696,181	146,932	716	5.5%	285	66	4.1%
Total/Weighted Avg	$156,651,708	994,958	702	5.3%	281	74	28.5%

Continued on next page.

	Collateral Characteristics (H)
	Uncollected Payments (C)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy	1 Month CPR (D)	1 Month CRR (E)	1 Month CDR (F)

Pool 9 (I)	8.1%	3.9%	1.2%	4.5%	1.1%	0.2%	1.2%	22.0%	20.6%	1.7%
Pool 10 (I)	31.5%	3.9%	1.6%	16.0%	10.3%	2.6%	4.3%	20.2%	12.3%	8.8%
Pool 11 (J)	10.9%	4.3%	1.8%	2.8%	7.5%	0.0%	2.6%	N/A(G)	N/A(G)	N/A(G)
Total/Weighted Avg	23.2%	4.0%	1.5%	11.5%	7.8%	1.7%	3.3%	N/A(G)	N/A(G)	N/A(G)

(A)	WA Original FICO Score represents the FICO score at the time the loan was originated.
(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	Uncollected Payments represents the percentage of the total principal balance of the pool that corresponds to loans for which the most recent payment was not made. Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(D)	1 Month CPR, or constant prepayment rate which represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(E)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(F)	1 Month CDR, or the involuntary prepayment rate, means the annualized rate of the involuntary prepayments during the month as a percentage of the total principal balance of the pool.
(G)	Data not available due to changes in the composition of the loan pools underlying the Excess MSRs between February and March 2013.
(H)	The collateral characteristics are presented as of March 31, 2013.
(I)	Pools 9 and 10 are transactions that were committed to in January 2013. The closings are subject to certain closing requirements and regulatory approvals.
(J)	Collateral information excludes approximately $1.1 billion of UPB for which detailed collateral information was not available as of March 31, 2013.

For information about the weighted average yield of our investments in Excess MSRs and about the geographic diversification of the underlying loans, see Note 3 to the consolidated financial statements included herein.

We currently expect to continue to make co-investments with Nationstar, and we may also acquire Excess MSRs from other servicers. Nationstar does not, however, have any obligation to offer us any future co-investment opportunity. In the event that we cannot co-invest in Excess MSRs with Nationstar, we may not be able to find other suitable counterparties from which to acquire Excess MSRs, which could have a material adverse effect on our business. At the same time, our co-investments with Nationstar expose us to counterparty concentration risk, which could increase if we do not or cannot acquire Excess MSRs from other counterparties.

Agency RMBS

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of March 31, 2013:

	Agency RMBS Characteristics
Vintage (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	% of Total Basis	Carrying Value	WAL
Pre-2005	9	$61,526	$64,804	8.1%	$65,754	4.4
2006	—	—	—	0.0%	—
2007	3	13,605	14,092	1.8%	14,419	4.5
2008	2	13,836	14,738	1.8%	14,789	4.1
2009	6	74,231	79,023	9.9%	79,187	4.1
2010	13	227,724	240,307	30.1%	240,657	4.0
2011	7	226,651	238,856	30.0%	239,119	4.0
2012 and later	2	136,923	145,727	18.3%	145,530	4.3
Total / WA	42	$754,496	$797,547	100.0%	$799,455	4.1

	Agency RMBS Characteristics
Vintage (A)	Avg Loan Age (Years)	3 Month CPR (B)
Pre-2005	8.5	16.8%
2006	—	0.0%
2007	5.2	27.9%
2008	6.2	19.7%
2009	4.3	28.4%
2010	2.6	30.0%
2011	2.0	33.1%
	3.6	28.7%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of March 31, 2013:

Net Interest Spread
Weighted Average Asset Yield	1.46%
Weighted Average Interest Expense	0.45%
Net Interest Spread	1.01%

Newcastle contributed an additional $265.6 million face amount of Agency RMBS subsequent to March 31, 2013.

Non-Agency RMBS

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2013:

		Non- Agency RMBS Characteristics
Vintage (A)	Average Minimum Rating (B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	% of Total Basis	Carrying Value	Principal Subordination (C)	Excess Spread (D)	Weighted Average Maturity

Pre 2004	CCC-	14	$28,115	$21,765	4.5%	$23,328	19.6%	3.8%	5.7
2004	B-	6	45,763	24,836	5.1%	29,551	17.6%	3.7%	10.1
2005	CC	3	35,749	21,439	4.4%	21,785	12.2%	2.1%	11.6
2006	CC	15	451,500	278,571	57.0%	292,475	5.1%	3.4%	7.7
2007 and later	CC	15	223,132	142,156	29.0%	151,429	8.8%	3.4%	6.7
Total / WA	CC	53	$784,259	$488,767	100.0%	$518,568	7.7%	3.4%	7.6

	Collateral Characteristics
Vintage (A)	Average Loan Age (years)	Collateral Factor (E)	3 month CPR (F)	Delinquency (G)	Cumulative Losses to Date
Pre 2004	10.0	0.07	10.7%	18.0%	3.4%
2004	8.8	0.09	8.4%	20.3%	4.0%
2005	7.8	0.15	12.7%	21.0%	13.9%
2006	6.8	0.28	14.7%	31.0%	24.3%
2007 and later	6.3	0.41	13.9%	33.7%	28.5%
Total / WA	6.9	0.29	13.9%	30.2%	23.1%

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2013.
(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(D)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(E)	The ratio of original unpaid principal balance of loans still outstanding.
(F)	Three month average constant prepayment rate.
(G)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of March 31, 2013:

Geographic Location	Outstanding Face Amount	Percentage
Western U.S.	$292,665	37.3%
Northeastern U.S.	178,621	22.8%
Southeastern U.S.	166,243	21.2%
Midwestern U.S.	87,029	11.1%
Southwestern U.S.	59,696	7.6%
Other	5	0.0%
	$784,259	100.0%

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of March 31, 2013:

Net Interest Spread
Weighted Average Asset Yield	6.20%
Weighted Average Interest Expense	2.20%
Net Interest Spread	4.00%

Residential Mortgage Loans

On February 27, 2013, we entered into an agreement to co-invest in residential mortgage loans with a UPB of approximately $83 million as of December 31, 2012. We invested approximately $35 million to acquire a 70% interest in the mortgage loans. Nationstar has co-invested pari passu with us in 30% of the mortgage loans and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer.

The following table summarizes the loan characteristics of our Reverse Mortgage Loans as of March 31, 2013:

	Collateral Characteristics
	Outstanding Face Amount	Loan Count	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate as a % of Face Amount

Reverse Mortgage Loans (A)	$58,586	331	11.8%	3.9	21.0%

(A)	Represents a portfolio of reverse mortgage loans acquired in February 2013, 80% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans.

(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Consumer Loans

On March 5, 2013, New Residential agreed to co-invest in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio includes over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. On April 1, 2013, New Residential completed this co-investment through newly formed limited liability companies (collectively, “the consumer loan companies”). The consumer loan companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the consumer loan companies. Of the remaining 70% of the membership interests, Springleaf Finance, Inc. (“Springleaf”), which is majority-owned by Fortress funds managed by our Manager, acquired 47%, and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf will act as the managing member of the consumer loan companies. The consumer loan companies financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. The consumer loan companies were formed on March 19, 2013, for the purpose of making this investment and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf will be the servicer of the loans and will provide all servicing and advancing functions for the portfolio.

The table below summarizes the collateral characteristics of the consumer loans as of April 30, 2013:

	Collateral Characteristics
	Unpaid Principal Balance (bn)	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	WA Original FICO Score (A)	WA Coupon	Adjustable Rate Loan % (B)	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	3 Month CRR (D)	3 Month CDR (E)

Consumer Loans	$3.8	78.0%	22.0%	383,548	622	18.7%	12.2%	92	3.1	3.3%	2.0%	4.7%	16.1%	12.0%

(A)	WA original FICO score represents the FICO score at the time the loan was originated.
(B)	The weighted average margin, floor and ceiling on variable loans are 16.12%, 1.31% and 22.33%, respectively.
(C)	Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(D)	3 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.
(E)	3 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments during the three months as a percentage of the total principal balance of the pool.

General

On May 15, 2013, New Residential had a cash balance of $181.6 million. Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions. Our Manager will make decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may acquire a variety of assets that may be different from, and may be riskier than, the assets that comprise our initial portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, consumer loans and RMBS), sales or repayments of Agency and Non-Agency RMBS, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments and other operating expenses and the repayment of borrowings, as well as dividends.

We have funded the acquisition of our Excess MSRs on an unlevered basis, but we may invest in Excess MSRs on a levered basis in the future. We currently expect that our primary sources of financing will include bank credit facilities, repurchase agreements, securitizations and other secured and unsecured forms of borrowing. As of March 31, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $158.0 million to finance Non-Agency RMBS and approximately $757.0 million to finance Agency RMBS. Under these agreements, we sold a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or "haircut," which can range broadly, for example from 5% for Agency RMBS to between 20% and 40% for Non-Agency RMBS. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or "margin") in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. Our Manager's senior management team has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe will enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and Agency RMBS, to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described under “Market Considerations” as well as Part I, Item 1A, “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this short-fall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans, (ii) unrealized gains or losses on our Excess MSRs owned directly and through equity method investees, and (iii) other-than-temporary impairment on our securities, if any. In addition, cash flow within our consumer loans joint ventures is currently required to be retained in that structure and used to repay the related debt and is, therefore, not available to fund current cash needs outside of this structure.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

•	Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available. Our business strategy is dependent upon our ability to finance our real estate securities and loans at rates that provide a positive net spread.

•	Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value. Further, the availability of investments that provide similar returns to those repaid or sold investments is unpredictable and returns on new investments may vary materially from those on existing investments.

Debt Obligations

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in Agency and Non-Agency RMBS. The Agency and Non-Agency RMBS repurchase agreements have full recourse to New Residential. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and non-agency RMBS repurchase agreements were 5% and 33%, respectively, during the three months ended March 31, 2013.

			Three Months Ended March 31, 2013
	Outstanding Balance at March 31, 2013		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$915,058	*	$590,216	$916,599	0.73%

*All of which was on recourse to us.

As of June 3, 2013, New Residential financed additional non-Agency RMBS with approximately $141.0 million of repurchase agreements, at a cost of one-month LIBOR plus 200 bps and $105.3 million of repurchase agreements at a cost of three-month LIBOR plus 168 bps.  The weighted average advance rate for these repurchase agreements is approximately 67%.  These repurchase agreements, which contain customary margin call provisions, have a maturity of July 2013.

Stockholder’s Equity

Common Stock

On April 29, 2013, New Residential’s certificate of incorporation was amended so that its authorized capital stock now consists of 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. After completion of the spin-off, there are 253,025,645 outstanding shares of common stock which is based on the number of Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, the 21.5 million options that were held by FIG LLC, (the Manager), or by the directors, officers or employees, of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

As of May 15, 2013, our outstanding options issued prior to 2011 had a weighted average strike price of $14.69 and our outstanding options issued in 2011, 2012 and 2013 had a weighted average strike price of $4.14. Our outstanding options at May 15, 2013 were summarized as follows:

	Issued Prior to 2011	Issued in 2011, 2012 and 2013	Total
Held by the Manager	1,751,172	15,984,166	17,735,338
Issued to the Manager and subsequently transferred to certain of the Manager's employees	701,937	3,010,000	3,711,937
Issued to the independent directors	8,000	2,000	10,000
Total	2,461,109	18,996,166	21,457,275

New Residential declared a quarterly dividend of $0.07 per common share for the quarter ended June 30, 2013, which will be paid in July 2013.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2013, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2012	$15,526
Net unrealized gain on securities	16,183
Accumulated other comprehensive income, March 31, 2013	$31,709

Our GAAP equity changes as our real estate securities portfolio are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2013, a net tightening of credit spreads has caused an increase in the net unrealized gains recorded in accumulative other comprehensive income on our real estate securities.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities remained flat for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to New Residential not having a cash balance as of March 31, 2013. The primary operating activity is described below:

•	Operating cash flows increased by $10.2 million as a result of an increase in net interest received of $8.1 million, an increase in distributions of earnings from equity method investees of $1.3 million, and a decrease in general and administrative expenses paid of $0.7 million.

•	Cash proceeds from investments, in excess of interest income, increased $32.0 million primarily due to proceeds received from Excess MSRs and real estate securities which was driven by New Residential’s additional acquisitions.

•	Net cash proceeds deemed as capital distributions to Newcastle increased $42.2 million primarily due to cash proceeds from investments, in excess of interest income, of $32.0 million and the increase in operating cash flow described above.

•	On May 15, 2013 New Residential had a cash balance of $181.6 million.

Dividends

We are organized and intend to conduct our operations to qualify as a REIT for U.S. federal income tax purposes. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividend per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

On April 1, 2013, we completed the consumer loan purchase through a number of joint venture companies. The purchase price of approximately $3.0 billion was financed with approximately $2.2 billion of asset-backed notes within such companies. New Residential has a 30% membership interest in the consumer loan companies and does not consolidate them.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2013 included repurchase agreements on certain Agency and Non-Agency RMBS, our agreements with Nationstar with respect to certain Excess MSR transactions and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee, incentive compensation and the reimbursement of certain expenses.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See "—Quantitative and Qualitative Disclosure About Market Risk—Interest Rate Risk" below.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that New Residential is exposed to are interest rate risk, prepayment speed risk, credit spread risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or results of operations, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies."

Interest Rate Risk

Changes in interest rates, including changes in expected interest rates or "yield curves," affect our investments in two distinct ways, each of which is discussed below.

First, changes in interest rates affect our net interest income, which is the difference between the interest income earned on assets and the interest expense incurred in connection with our debt obligations and hedges.

We may use match funded structures, when appropriate and available. This means that we seek to match the maturities of our debt obligations with the maturities of our assets to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we seek to match fund interest rates on our assets with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments (see below), or through a combination of these strategies, which we believe allows us to reduce the impact of changing interest rates on our earnings.

However, increases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates.

As of March 31, 2013, a 100 basis point increase in short term interest rates would increase our earnings by approximately $6.2 million per annum, based on the current net floating rate exposure from our investments and financings.

Second, changes in the level of interest rates also affect the yields required by the marketplace on interest rate instruments. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, to the extent the related assets are expected to be held, as their fair value is not relevant to their underlying cash flows. As long as these fixed rate assets continue to perform as expected, our cash flows from these assets would not be affected by increasing interest rates. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in certain cases our net income.

As of March 31, 2013, a 100 basis point change in short term interest rates would impact New Residential’s net book value by approximately $0.3 million, based on the current net fixed rate exposure from our investments.

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short term financing were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such securities.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, any swaps we enter into will be "pay fixed" swaps involving the exchange of floating rate interest payments from the counterparty for fixed interest payments from us. This can effectively convert a floating rate debt obligation into a fixed rate debt obligation. Interest rate swaps may be subject to margin calls.

Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an up-front payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate.

While a REIT may utilize these types of derivative instruments to hedge interest rate risk on its liabilities or for other purposes, such derivative instruments could generate income that is not qualified income for purposes of maintaining REIT status. As a consequence, we may only engage in such instruments to hedge such risks within the constraints of maintaining our standing as a REIT. We do not enter into derivative contracts for speculative purposes or as a hedge against changes in credit risk.

Any hedging transactions we enter using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Our Excess MSRs will be subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs to decrease. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs to increase. To the extent we do not utilize derivatives to hedge against changes in the fair value of Excess MSRs, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs as interest rates change. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under "—Prepayment Speed Exposure."

Prepayment Speed Exposure

Prepayment speeds significantly affect the value of Excess MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire Excess MSRs will be based on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

We seek to reduce our exposure to prepayment through the structuring of our investments in Excess MSRs. For example, we seek to enter into "recapture agreements" whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We seek to enter into such recapture agreements in order to protect our returns in the event of a rise in voluntary prepayment rates.

Please refer to the table in “- Application of Critical Accounting Policies - Excess MSRs” for an analysis of the sensitivity of these investments to changes in certain market factors.

Credit Spread Risk

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed rate credit, or LIBOR, for floating rate credit. Our floating rate securities are valued based on a market credit spread over LIBOR. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate to value them.

Widening credit spreads would result in higher yields being required by the marketplace on securities. This widening would reduce the value of the securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yield upward to meet the market. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed above under "—Interest Rate Risk."

As of March 31, 2013, a 25 basis point movement in credit spreads would impact New Residential’s net book value by approximately $9.8 million, assuming a static portfolio of current investments and financings, but would not directly affect New Residential’s earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in Excess MSRs, loans and securities to make required interest and principal payments on the scheduled due dates. We may also invest in Non-Agency RMBS which represent "first loss" pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency RMBS, we do anticipate credit risk related to Non-Agency RMBS.

We seek to reduce credit risk through prudent asset selection, actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate and achievable, repositioning our investments to upgrade their credit quality. Our pre-acquisition due diligence and processes for monitoring performance include the evaluation of, among other things, credit and risk ratings, principal subordination, prepayment rates, delinquency and default rates, and vintage of collateral.

Liquidity Risk

The assets that comprise our asset portfolio are not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are or may be involved in various disputes and litigation matters that arise in the ordinary course of business. The Company is not party to any material legal proceedings as of the date on which this report is filed.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the following risks and other information in this report in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our Manager, risks related to the financial markets, risks related to our taxation as a REIT and risks related to our common stock.

RISKS RELATED TO OUR BUSINESS

We have a very limited operating history as an independent company and may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders.

We have very limited experience operating as an independent company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. We were formed in September 2011 as a subsidiary of Newcastle Investment Corp. (“Newcastle”) and spun-off from Newcastle on May 15, 2013. We completed our first investment in Excess MSRs in December 2011, and our Manager has extremely limited experience with transactions involving GSEs. The timing, terms, price and form of consideration that we and servicers pay in future transactions may vary meaningfully from prior transactions.

There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders, or any distributions at all. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the real estate market, the financial markets and economic conditions.

The value of our Excess MSRs is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.

When we invest in Excess MSRs, we base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. We record Excess MSRs on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from Excess MSRs, and the determination of the fair value of Excess MSRs, are based on assumptions about various factors, including, but not limited to:

•	rates of prepayment and repayment of the underlying mortgage loans;

•	interest rates;

•	rates of delinquencies and defaults; and

•	recapture rates.

Our assumptions could differ materially from actual results. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. The ultimate realization of the value of Excess MSRs may be materially different than the fair values of such Excess MSRs as reflected in our consolidated statement of financial position as of any particular date.

Our expectation of prepayment speeds is a significant assumption underlying our cash flow projections. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire Excess MSRs may prove to be too high.

The values of Excess MSRs are highly sensitive to changes in interest rates. Historically, the value of Excess MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment speeds. However, prepayment speeds could increase in spite of the current interest rate environment, as a result of a general economic recovery or other factors, which would reduce the value of our Excess MSRs.

Moreover, delinquency rates have a significant impact on the value of Excess MSRs. When delinquent loans are resolved through foreclosure, the UPB of such loans cease to be a part of the aggregate UPB of the serviced loan pool when the related properties are foreclosed on and liquidated. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our Excess MSRs from GSEs or mortgage owners for performing loans. If delinquencies are significantly greater than expected, the estimated fair value of the Excess MSRs could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

We will seek to enter into "recapture agreements" whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer, or recapture. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We believe that such recapture arrangements will protect our returns in the event of a rise in voluntary prepayment rates. There are no assurances, however, that servicers will enter into such arrangements with us. If the servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for each of our current recapture agreements is 20-35%, as stated in the table in Note 7 to our consolidated financial statements included herein.

We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments in Excess MSRs is dependent on the satisfactory performance of servicing obligations by the mortgage servicer. As a result, we could be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans due to:

•	its failure to comply with applicable laws and regulation;

•	a downgrade in its servicer rating;

•	its failure to maintain sufficient liquidity or access to sources of liquidity;

•	its failure to perform its loss mitigation obligations;

•	its failure to perform adequately in its external audits;

•	a failure in or poor performance of its operational systems or infrastructure;

•	regulatory scrutiny regarding foreclosure processes lengthening foreclosure timelines;

•	a GSE's or a whole-loan owner's transfer of servicing to another party; or

•	any other reason.

MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions. If the servicer, actually or allegedly failed to comply with applicable laws, rules or regulations, it could be terminated as the servicer, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Favorable ratings from third-party rating agencies such as Standard & Poor's, Moody's and Fitch are important to the conduct of a mortgage servicer's loan servicing business, and a downgrade in a mortgage servicer's ratings could have an adverse effect on us and the value of our Excess MSRs. Downgrades in a mortgage servicer's servicer ratings could adversely affect their ability to finance servicing advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer may seek in the future. A mortgage servicer's failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could have an adverse effect on our operations since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying any Excess MSRs that we have acquired or may acquire in the future could result in:

•	the validity and priority of our ownership in the Excess MSRs being challenged in a bankruptcy proceeding;

•	payments made by such servicer to us, or obligations incurred by it, being voided by a court under federal or state preference laws or federal or state fraudulent conveyance laws;

•	a re-characterization of any sale of Excess MSRs or other assets to us as a pledge of such assets in a bankruptcy proceeding; or

•	any agreement pursuant to which we acquired the Excess MSRs being rejected in a bankruptcy proceeding.

The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the "Servicing Guidelines"). Such Servicing Guidelines generally provide for the possibility for termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced. In the event of such termination by a mortgage owner with respect to a particular servicer, the related Excess MSRs would under most circumstances lose all value on a going forward basis. It is expected that any termination by a mortgage owner of a servicer would take effect across all mortgages of such mortgage owner and would not be limited to a particular vintage or other subset of mortgages. Therefore, to the extent we make multiple investments relating to mortgages owned by the same owner and serviced by the same servicer, it is expected that all such investments would lose all their value in the event of the termination of the servicer by the mortgage owner. Any of the foregoing events might have a material and adverse effect on us.

We have significant counterparty concentration risk in Nationstar and Springleaf and are subject to other counterparty concentration and default risks.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations and financial condition.

To date, all of our co-investments in Excess MSRs relate to loans serviced by Nationstar. If Nationstar is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, all of the Non-Agency RMBS included in our initial portfolio is serviced by Nationstar. Furthermore, Nationstar has no obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties other than Nationstar, from which to acquire Excess MSRs, which could impact our business strategy.

In addition, all our investments in consumer loans relate to loans which will be serviced by Springleaf. If Springleaf is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments could be severely impacted.

Moreover, we will enter into repurchase agreements with a very limited number of counterparties, and possibly a single counterparty. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty, which would have a material adverse effect on our financial condition.

Our risk-management processes may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce our risks effectively. Although we will monitor our credit exposures, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

In the event of a counterparty default, particularly a default by a major investment bank, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

Counterparty risks increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Lehman Brothers). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which could negatively impact us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

GSE initiatives and other actions may adversely affect returns from investments in Excess MSRs.

On January 17, 2011, the Federal Housing Finance Agency ("FHFA") announced that it has instructed Fannie Mae and Freddie Mac to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is too early to determine what the GSEs, including Fannie Mae or Freddie Mac, may propose as alternatives to current servicing compensation practices, or when any such alternatives would become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by Fannie Mae or Freddie Mac, it is possible that, because of the significant role of Fannie Mae or Freddie Mac in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any Excess MSRs that we may acquire in the future.

Changes to the minimum servicing amount for GSE loans could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

Currently, when a loan is sold into the secondary market for Fannie Mae or Freddie Mac loans, the servicer is generally required to retain a minimum servicing amount ("MSA") of 25 bps of the UPB for fixed rate mortgages. As has been widely publicized, in September 2011, the FHFA announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. Changes to the MSA structure could significantly impact our business in negative ways that we cannot predict or protect against. For example, the elimination of a MSA could radically change the mortgage servicing industry and could severely limit the supply of Excess MSRs available for sale. In addition, a removal of, or reduction in, the MSA could significantly reduce the recapture rate on the affected loan portfolio, which would negatively affect the investment return on our Excess MSRs. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

Our ability to acquire and dispose of Excess MSRs may be subject to the receipt of third-party consents.

GSEs may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in Excess MSRs. GSE conditions may diminish or eliminate the investment potential of certain Excess MSRs by making such investments too expensive for us or by severely limiting the potential returns available from Excess MSRs. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any Excess MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs' consent for any such dispositions by us cannot be determined with any certainty.

Our investments in Excess MSRs may involve complex or novel structures.

Our investments in Excess MSRs may involve complex or novel structures. It is possible that a GSE's views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. A GSE's evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs may cause such GSE to impose new conditions on our existing investments in Excess MSRs, including the owner's ability to hold such Excess MSRs directly or indirectly through a grantor trust or other means. Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs that are already owned by us. Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural or economic changes, as well as agree to indemnification or other terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments.

Many of our investments may be illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.

The investments that we intend to make are generally illiquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof.

Excess MSRs are highly illiquid and subject to numerous restrictions on transfers. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner's prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Additionally, investments in Excess MSRs are a new type of transaction, and the risks associated with the transaction and structure are not fully known to buyers or sellers. As a result of the foregoing, there is some risk that we will be unable to locate a buyer at the time we wish to sell an Excess MSR. Additionally, there is some risk that we will be required to dispose of Excess MSRs either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the Excess MSR, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

In addition, the real estate related securities that we may purchase in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. There are also no established trading markets for a majority of our intended investments. Moreover, certain of our investments, including our investments in consumer loans and certain investments in Excess MSRs, are made indirectly through a vehicle that owns the underlying assets. Our ability to sell our interest may be contractually limited or prohibited. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

Our real estate related securities have historically been valued based primarily on third party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. The ongoing dislocation in the trading markets has continued to reduce the trading for many real estate related securities, resulting in less transparent prices for those securities. Consequently, we expect it will be more difficult for us to sell many of our real estate related securities than it has been historically because, if we were to sell such assets, we would likely not have access to readily ascertainable market prices when establishing valuations of them. Moreover, currently there is a relatively low market demand for the vast majority of the types of assets that we hold, or will hold in the future, which may make it extremely difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Market conditions could negatively impact our business, results of operations and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	The quality, pricing and availability of suitable investments and credit losses with respect to our investments;

•	The ability to obtain accurate market-based valuations;

•	Loan values relative to the value of the underlying real estate assets;

•	Default rates on the loans underlying our investments and the amount of the related losses;

•	Prepayment speeds, delinquency rates and legislative/regulatory changes with respect to our investments in amongst other things Excess MSRs and consumer loans;

•	The actual and perceived state of the real estate markets, market for dividend-paying stocks and public capital markets generally;

•	Unemployment rates; and

•	The attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008 as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, market conditions have generally improved, but they could deteriorate in the future as a result of the pending mandatory reductions in federal spending during 2013.

The geographic distribution of the loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and financial condition.

The geographic distribution of the loans underlying, and collateral securing, our investments, including our Excess MSRs, Non-Agency RMBS and consumer loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates. As of December 31, 2012, 32.0% of the total unpaid principal amount of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 10.1% was secured by properties located in Florida. As of December 31, 2012, 34.9% of the collateral securing our real estate securities was located in the Western U.S., 23.2% was located in the Southeastern U.S., 22.0% was located in the Northeastern U.S., 10.0% was located in the Midwestern U.S. and 9.9% was located in the Southwestern U.S. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations and our financial condition could suffer a material adverse effect.

We may invest in RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

We may invest in RMBS backed by collateral pools of subprime residential mortgage loans. "Subprime" mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The value of our RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called "robo signing"), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general lead to a proposed settlement agreement in early February 2012 with five of the nation's largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The proposed settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our Non-Agency RMBS. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the Non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the proposed $25 billion settlement is intended to be a "credit" to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains considerable uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of our RMBS.

While we believe that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive and time consuming for us to enforce our contractual rights. We continue to monitor and review the issues raised by the alleged improper foreclosure practices. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations and financial condition.

The loans underlying the securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Mortgage backed securities are bonds or notes backed by loans. The ability of borrowers to repay these loans is dependent upon the income or assets of these borrowers. If a borrower has insufficient income or assets to repay these loans, it will default on its loan. Our investments in RMBS will be adversely affected by defaults under the loans underlying such securities. To the extent losses are realized on the loans underlying the securities in which we invest, we may not recover the amount invested in, or, in extreme cases, any of our investment in such securities.

Our investments in real estate related securities are subject to changes in credit spreads, which could adversely affect our ability to realize gains on the sale of such investments.

Real estate related securities are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark.

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or "wider," spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or "tighten," the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

Prepayment rates on the mortgage loans underlying our real estate related securities may adversely affect our profitability.

In general, the mortgages collateralizing our real estate related securities may be prepaid at any time without penalty. Prepayments on our real estate related securities result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular security, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such securities. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of our real estate related securities may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

With respect to Agency RMBS, we intend to purchase securities that have a higher coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we would then pay a premium over par value to acquire these securities. In accordance with GAAP, we will amortize the premiums on our Agency RMBS over the life of the related securities. If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability. Defaults on Agency RMBS typically have the same effect as prepayments because of the underlying Agency guarantee.

Prepayments, which are the primary feature of mortgage backed securities that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time. As the holder of the security, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular security as the underlying mortgages are prepaid. In general, on the date each month that principal prepayments are announced (i.e., factor day), the value of our real estate related security pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency RMBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments; however, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency RMBS and, prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business. If our real estate related securities were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional real estate related securities or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the real estate related securities that prepay.

Prepayments may have a negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on our Agency RMBS, the amount of unamortized premium on our real estate related securities, the rate at which prepayments are made on our Non-Agency RMBS, the reinvestment lag and the availability of suitable reinvestment opportunities.

Our investments in RMBS may be subject to significant impairment charges, which would adversely affect our results of operations.

We will be required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a security, it is probable that the value of the security is other than temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment was calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment, which would adversely affect our results of operations in the applicable period and thereby adversely affect our ability to pay dividends to our stockholders.

The lenders under our repurchase agreements may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We intend to finance a meaningful portion of our investments in RMBS with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, we will sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—which can be as short as 30 days—the counterparty will make funds available to us and hold the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we will be required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend—or "roll"—the repurchase agreement for another term.

Our counterparties will not be required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements, which Newcastle has experienced recently and we may experience in the future, may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate source of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of May 2, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $299.3 million to finance Non-Agency RMBS and approximately $1.0 billion to finance Agency RMBS. Moreover, all of our repurchase agreement obligations will be with a very limited number of counterparties, and possibly a single counterparty. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

We may not be able to finance our investments on attractive terms or at all, and financing for Excess MSRs may be particularly difficult or impossible to obtain.

The ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been impaired since 2007 as a result of market conditions. In addition, it may be particularly challenging to securitize our investments in consumer loans, given that consumer loans are generally riskier than mortgage financing. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is no established market for financing of investments in Excess MSRs, and it is possible that one will not develop for a variety of reasons, such as the challenges with perfecting security interests in the underlying collateral.

As non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks which could result in losses to us.

We may use securitization and other non-recourse long-term financing for our investments to the extent available. In such structures, our lenders typically would have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Investing in the consumer loan sector represents a new category of investment for us, and a failure to successfully manage the risks associated with this new category of investment could have a material adverse effect on our business and financial results.

We recently completed an investment in the consumer loan sector, which represents a new category of investment for us. Although many of the risks applicable to consumer loans are also applicable to residential real estate loans, and thus the type of risks that we have experience managing, there are nevertheless substantial risks and uncertainties associated with engaging in a new category of investment. There may be factors that affect the consumer loan investment sector with which we are not as familiar compared to our existing categories of investment. Moreover, our underwriting assumptions for these investments may prove to be materially incorrect. It is also possible that the addition of consumer loans to our investment portfolio could divert our Manager's time away from our other investments. Furthermore, external factors, such as compliance with regulations, may also impact our ability to succeed in the consumer loan investment sector. Failure to successfully manage these risks could have a material adverse effect on our business and financial results.

The consumer loans underlying our investments are subject to delinquency and loss, which could have a negative impact on our financial results.

The ability of borrowers to repay the consumer loans underlying our investments may be adversely affected by numerous personal factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also impact upon the financial stability of borrowers and impair their ability or willingness to repay the consumer loans in our investment portfolio. In the event of any default under a loan in the consumer loan portfolios in which we invest, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral securing the loan, if any, and the principal and accrued interest of the loan. In addition, our investments in consumer loans may entail greater risk than our investments in residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could have a negative impact on our financial results.

The servicer of the loans underlying our consumer loan portfolio may not be able to accurately track the default status of senior lien loans in instances where our consumer loan investments are secured by second or third liens on real estate.

A portion of our investments in consumer loans are secured by second and third liens on real estate. When we hold the second or third lien another creditor or creditors, as applicable, holds the first and/or second, as applicable, lien on the real estate that is the subject of the security. In these situations our second or third lien is subordinate in right of payment to the first and/or second, as applicable, holder's right to receive payment. Moreover, as the servicer of the loans underlying our consumer loan portfolio is not able to track the default status of a senior lien loan in instances where we do not hold the related first mortgage, the value of the second or third lien loans in our portfolio may be lower than our records indicate.

The consumer loan investment sector is subject to various initiatives on the part of advocacy groups and extensive regulation and supervision under federal, state and local laws, ordinances and regulations, which could interfere with the focus of our investments and have a negative impact on our financial results.

In recent years consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on the types of short-term consumer loans that underlie our investments. Such consumer advocacy groups and media reports generally focus on the Annual Percentage Rate to a consumer for this type of loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The fees charged on the consumer loans in the portfolio in which we have invested may be perceived as controversial by those who do not focus on the credit risk and high transaction costs typically associated with this type of investment. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the consumer loan products in which we have invested could significantly decrease. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations in the area.

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the Consumer Finance Protection Bureau with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans underlying our investments, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We may leverage our assets through a variety of borrowings. Our investment guidelines do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets.

We may not match fund certain of our investments, which may increase the risks associated with these investments.

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our Manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our Manager determines that bearing such risk is advisable or unavoidable (which we expect to be the case generally with respect to the Agency RMBS in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, non-recourse term financing not subject to margin requirements was generally not available or economical for the past three years and is currently still difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

Furthermore, we anticipate that, in most cases, for any period during which our floating rate assets are not match funded with respect to maturity, the income from such assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Because of this dynamic, interest income from such investments may rise more slowly than the related interest expense, with a consequent decrease in our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us from these investments.

Accordingly, if we do not or are unable to match fund our investments with respect to maturities and interest rates, we will be exposed to the risk that we may not be able to finance or refinance our investments on economically favorable terms or may have to liquidate assets at a loss.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our investments in Excess MSRs, RMBS, consumer loans and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or "yield curves," affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate related securities at attractive prices, the value of our real estate related securities and derivatives and our ability to realize gains from the sale of such assets. We expect to utilize hedging transactions to protect our positions from interest rate fluctuations, but as a result of current market conditions we face significant obstacles to entering into new hedging transactions. As a result, we may not be able to protect new investments from interest rate fluctuations, which could adversely affect our financial condition and results of operations.

In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy for our real estate related securities is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

Interest rate changes may also impact our net book value as our real estate related securities and hedge derivatives are marked to market each quarter. Debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our real estate related securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market, and vice versa. This would have similar effects on our real estate related securities portfolio and our financial position and operations to a change in interest rates generally.

Any hedging transactions that we enter into may limit our gains or result in losses.

We may use, when feasible and appropriate, derivatives to hedge a portion of our interest rate exposure, and this approach has certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to stockholders and that such losses may exceed the amount invested in such instruments. We have adopted a general policy with respect to the use of derivatives, which generally allows us to use derivatives where appropriate, but does not set forth specific policies and procedures or require that we hedge any specific amount of risk. From time to time, we may use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives.

There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of any items that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements.

The REIT provisions of the Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests.

Accounting for derivatives under U.S. generally accepted accounting principles ("GAAP") is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

Maintenance of our 1940 Act exemption imposes limits on our operations.

We intend to conduct our operations in reliance on an exemption from registration as an investment company under the 1940 Act. The assets that we may acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act.

We intend to conduct our operations so that we may rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act. We expect to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy and portfolio composition accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in our holding assets that we might wish to sell or selling assets we might wish to hold. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations in order to maintain our exemption from registration as an investment company or (b) to register as an investment company, either of which could adversely affect us and the market price for our stock.

In August 2011, the SEC issued a concept release pursuant to which they solicited public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act. The SEC solicited views about the application of the 1940 Act to mortgage REITs and suggestions on the steps that the SEC should take to provide greater clarity, consistency or regulatory certainty with respect to Section 3(c)(5)(C). The SEC noted that in light of the evolution of mortgage REITs and the development of new and complex mortgage-related instruments, the SEC was reviewing interpretive issues under Section 3(c)(5)(C) and the sufficiency of SEC guidance pursuant to which such companies make judgments regarding their qualification under Section 3(c)(5)(C). The SEC sought comments on topics including the operation of mortgage REITs and their role in the mortgage markets; the similarities and differences between mortgage REITs and investment companies, the nature of the assets that qualify for purposes of the exemption, the sufficiency of the SEC's guidance with respect to such assets, types of assets where further guidance may be needed and whether the existing asset qualification tests are appropriate; and whether mortgage REITs should be regulated in a manner similar to investment companies. The SEC requested comments on the concept release by November 7, 2011. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretative guidance and we cannot predict what form any such rulemaking or interpretive guidance may take. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding these exemptions, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our failure to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations in order to maintain our exemption from registration as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could have a material adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, our ability to make distributions and other matters. Maintenance of our exemption under the 1940 Act generally limits the amount of our investments in non-real estate related assets to no more than 20% of our total assets. To the extent we acquire significant non-real estate related assets in the future, in order to maintain our exemption under the 1940 Act, we may need to offset those acquisitions with additional qualifying assets which may not generate risk-adjusted returns as attractive as those generated by the non-real estate related assets.

Rapid changes in the values of assets that we hold may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

If the market value or income potential of qualifying assets for purposes of our qualification as a REIT or our exemption from registration as an investment company under the 1940 Act declines as a result of increased interest rates, changes in prepayment rates or other factors, we may need to increase our investments in qualifying assets and/or liquidate our non-qualifying assets to maintain our REIT qualification or our exemption from registration under the 1940 Act. If the decline in market values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets we may own. We may have to make investment decisions that we otherwise would not make absent the intent to maintain our qualification as a REIT and exemption from registration under the 1940 Act.

We are subject to significant competition, and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our Manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments and, as a result, our profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us may lead to the returns available from such investments decreasing, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to complete successfully against any such companies.

Furthermore, we do not intend to build a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and Nationstar may be unwilling or unable to act as servicer or subservicer on any Excess MSRs acquisition we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisitions of this type could adversely affect our future operating results.

There is not anticipated to be an active market for most of the assets in which we will invest.

There is not anticipated to be an active market for most of the assets in which we will invest. In the absence of market comparisons, we will use other pricing methodologies, including, for example, models based on assumptions regarding expected trends, historical trends following market conditions believed to be comparable to the then current market conditions and other factors believed at the time to be likely to influence the potential resale price of, or the potential cash flows derived from, an investment. Such methodologies may not prove to be accurate and any inability to accurately price assets may result in adverse consequences for us. A valuation is only an estimate of value and is not a precise measure of realizable value. Ultimate realization of the market value of a private asset depends to a great extent on economic and other conditions beyond our control. Further, valuations do not necessarily represent the price at which a private investment would sell since market prices of private investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular private investment, the realized value may be more than or less than the valuation of such asset as carried on our books.

Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

As has been widely publicized, the SEC, the Financial Accounting Standards Board (the "FASB") and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods similar to those we recently experienced in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on the loans underlying our securities and our Excess MSRs, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Compliance with changing regulation of corporate governance and public disclosure has and will continue to result in increased compliance costs and pose challenges for our management team.

Many aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material effect on our financial condition and results of operations.

As has been widely publicized, the recent market conditions have resulted in a number of financial institutions recording an unprecedented amount of impairment charges, and we were also affected by these conditions. These challenging conditions have reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities.

RISKS RELATED TO OUR MANAGER

We are dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement.

We have no employees. Our officers and other individuals who perform services for us are employees of our Manager. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated at arm's-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our Manager who are our officers may serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress may seek to acquire the same or similar types of assets that we may seek to acquire. These affiliates currently have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. For example, Fortress has a fund primarily focused on investments in Excess MSRs with approximately $600 million in capital commitments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

Our Management Agreement with our Manager generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives. Our Manager intends to engage in additional real estate related management and real estate and other investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation provides that if Newcastle or Fortress or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Newcastle or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person's capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person's fiduciary duties owed to us and is not liable to us if Newcastle or Fortress, or their affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Newcastle, Nationstar and Springleaf, which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in Excess MSRs, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments. In addition to its management fee, our Manager is currently entitled to receive incentive compensation. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our Manager receives compensation in the form of options in connection with the completion of our common equity offerings, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders.

It would be difficult and costly to terminate our Management Agreement with our Manager.

It would be difficult and costly for us to terminate our Management Agreement with our Manager. The Management Agreement may only be terminated annually upon (i) the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our Manager will be provided 60 days' prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the twelvemonth period preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Our directors have approved broad investment guidelines for our Manager and do not approve each investment decision made by our Manager. In addition, we may change our investment strategy without stockholder consent, which may result in our making investments that are different, riskier or less profitable than our current investments.

Our Manager is authorized to follow broad investment guidelines. Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in which we currently invest. Our directors will periodically review our investment guidelines and our investment portfolio. However, our board does not review or pre-approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by the directors even if the transactions contravene the terms of the Management Agreement.

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on our common stock or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Our Manager will not be liable to us for any acts or omissions performed in accordance with the Management Agreement, including with respect to the performance of our investments.

Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers and employees will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary's stockholders or partners for any acts or omissions by our Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager's duties under our Management Agreement. We shall, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys' fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager's duties under our Management Agreement and not constituting such indemnified party's bad faith, willful misconduct, gross negligence or reckless disregard of our Manager's duties under our Management Agreement.

Our Manager's due diligence of investment opportunities or other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

Our Manager intends to conduct due diligence with respect to each investment opportunity or other transaction it pursues. It is possible, however, that our Manager's due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our Manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time, due to the limitations of the due diligence process or other factors.

The ownership by our executive officers and some of our directors of shares of common stock, options, or other equity awards of Newcastle may create, or may create the appearance of, conflicts of interest.

Because some of our directors, officers and other employees of our Manager also currently hold positions with Newcastle, they own Newcastle common stock, options to purchase Newcastle common stock or other equity awards. Ownership by some of our directors and officers, after our separation, of common stock or options to purchase common stock of Newcastle, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Newcastle than they do for us.

RISKS RELATED TO THE FINANCIAL MARKETS

We do not know what impact the Dodd-Frank Act will have on our business.

On July 21, 2010, the U.S. enacted the Dodd-Frank Act. The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Dodd-Frank Act imposes new regulations on us and how we conduct our business. For example, the Dodd-Frank Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, as a result of the Dodd-Frank Act, we may be required to register as an investment adviser with the SEC, which increases our regulatory compliance costs and subjects us to the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser's registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

The Dodd-Frank Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as "swap-dealers," "security-based swap dealers," "major swap participants" and "major security-based swap participants," who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Dodd-Frank Act will affect us. It is possible that the Dodd-Frank Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

We do not know what impact certain U.S. government programs intended to stabilize the economy and the financial markets will have on our business.

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program and the Public Private Investment Partnership Program. The U.S. government continues to evaluate or implement an array of other measures and programs intended to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement is real or will last for a significant period of time. It is not clear what impact the government's future actions to improve financial and market conditions will have on our business. We may not derive any meaningful benefit from these programs in the future. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees without the direct support of the U.S. federal government, on July 30, 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008. On September 7, 2008, the FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in their respective debt and MBS.

As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets and operations of Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury and the FHFA have entered into preferred stock purchase agreements among the U.S. Treasury, Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.

Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes agency and government conforming MBS and could have broad adverse market implications. Such market implications could adversely affect our business and prospects.

Legislation that permits modifications to the terms of outstanding loans may negatively affect our business, financial condition and results of operations.

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor's consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage backed securities and Excess MSRs. As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

RISKS RELATED TO OUR TAXATION AS A REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We intend to operate in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our investments violate the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle fails to qualify as a REIT, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although, Newcastle represented in the Separation and Distribution Agreement that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, and covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle's taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle's failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

Our failure to qualify as a REIT would cause our stock to be delisted from the NYSE.

The NYSE requires, as a condition to the listing of our shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our shares would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and could cause the market volume of the shares trading to decline.

If we were delisted as a result of losing our REIT status and desired to relist our shares on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE's listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to become a listed company under these heightened standards. We might not be able to satisfy the NYSE's listing standards for a domestic corporation. As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our shares could not trade on the NYSE.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We intend to enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that, for purposes of the REIT asset and income tests, we should be treated as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding that those agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we might fail to qualify as a REIT.

The failure of our Excess MSRs to qualify as real estate assets or the income from our Excess MSRs to qualify as mortgage interest could adversely affect our ability to qualify as a REIT.

We have received from the IRS a private letter ruling substantially to the effect that our Excess MSRs represent interests in mortgages on real property and thus are qualifying "real estate assets" for purposes of the REIT asset test, which generate income that qualifies as interest on obligations secured by mortgages on real property for purposes of the REIT income test. The ruling is based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that we and Newcastle have made to the IRS. If any of the representations or statements that we have made in connection with the private letter ruling, are, or become, inaccurate or incomplete in any material respect with respect to one or more Excess MSR investments, or if we acquire an Excess MSR investment with terms that are not consistent with the terms of the Excess MSR investments described in the private letter ruling, then we will not be able to rely on the private letter ruling. If we are unable to rely on the private letter ruling with respect to an Excess MSR investment, the IRS could assert that such Excess MSR investments do not qualify under the REIT asset and income tests, and if successful, we might fail to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Dividends payable to domestic stockholders that are individuals, trusts, and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to non-REIT corporate dividends, which could affect the value of our real estate assets negatively.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that our Manager's personnel responsible for doing so will be able to successfully monitor our compliance.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (iv) make taxable distributions of our capital stock or debt securities in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to satisfy our liquidity needs, which could adversely affect the value of our common stock.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

Based on IRS guidance concerning the classification of Excess MSRs, we intend to treat our Excess MSRs as ownership interests in the interest payments made on the underlying mortgage loans, akin to an "interest only" strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each Excess MSR is treated as a bond that was issued with original issue discount on the date we acquired such Excess MSR. In general, we will be required to accrue original issue discount based on the constant yield to maturity of each Excess MSR, and to treat such original issue discount as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an Excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the Excess MSR. If the mortgage loans underlying an Excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of original issue discount will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an Excess MSR that exceeds the amount of cash collected in respect of that Excess MSR. Furthermore, it is possible that, over the life of the investment in an Excess MSR, the total amount we pay for, and accrue with respect to, the Excess MSR may exceed the total amount we collect on such Excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize phantom income over the life of an Excess MSR.

Other debt instruments that we may acquire, including consumer loans, may be issued with, or treated as issued with, original issue discount. Those instruments would be subject to the same original issue discount accrual and income computations which are described above with regard to Excess MSRs.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are "significant modifications" under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes.

Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to debt instruments at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income of an appropriate character in that later year or thereafter.

In any event, if our investments generate more taxable income than cash in any given year, we may have difficulty satisfying our annual REIT distribution requirement.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein.

The stock ownership limit imposed by the Code for REITs and our certificate of incorporation may inhibit market activity in our stock and restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our certificate of incorporation, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock, treating classes and series of our stock in the aggregate. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable REIT subsidiaries ("TRS"). Such subsidiaries will be subject to corporate level income tax at regular rates.

Complying with the REIT requirements may negatively impact our investment returns or cause us to forego otherwise attractive opportunities, liquidate assets or contribute assets to a TRS.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forego otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire Excess MSRs and other investments will be subject to the applicable REIT qualification tests, and we may have to hold these interests through TRSs, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

Complying with the REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Code may substantially limit our ability to hedge our operations because a significant amount of the income from those hedging transactions is likely to be treated as non-qualifying income for purposes of both REIT gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through total return swaps. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and

•	to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a "taxable mortgage pool," or if we hold residual interests in a real estate mortgage investment conduit ("REMIC"), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

We may enter into securitization or other financing transactions that result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of a securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we might reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we may be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Uncertainty exists with respect to the treatment of TBAs for purposes of the REIT asset and income tests.

We may purchase and sell Agency RMBS through "to-be-announced" forward contracts ("TBAs") and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. To the extent we enter into any TBAs in the future, we intend to treat such TBAs as qualifying assets for purposes of the REIT asset tests, and we intend to treat income and gains from such TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion we would expect to receive from Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of such TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP would be based on various assumptions relating to any TBAs that we may enter into and would be conditioned upon fact-based representations and covenants made by our management regarding such TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the conclusions of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

The tax on prohibited transactions will limit our ability to engage in transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of or securitize loans or Excess MSRs in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans or Excess MSRs at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

RISKS RELATED TO OUR COMMON STOCK

There can be no assurance that the market for our stock will provide you with adequate liquidity.

Our common stock began trading on the New York Stock Exchange on May 16, 2013. There can be no assurance that an active trading market for our common stock will develop or be sustained in the future, and the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	our business profile and market capitalization may not fit the investment objectives of Newcastle stockholders;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an "emerging growth company" as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (c) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we will be required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Your percentage ownership in New Residential may be diluted in the future.

Your percentage ownership in New Residential may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan (the "Plan") which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 shares of our common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We intend to make quarterly distributions of all or substantially all of our net taxable income to holders of our common stock out of assets legally available therefore. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. Distributions will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Delaware law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under "Risks Related to our Taxation as a REIT—We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders"), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

We may in the future choose to pay dividends in our own stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

It is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our certificate of incorporation, bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	a classified board of directors with staggered three-year terms;

•	amendment of provisions in our certificate of incorporation and bylaws regarding the election of directors, classes of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

•	amendment of provisions in our certificate of incorporation regarding corporate opportunity only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

•	removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;

•	our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;

•	advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;

•	a prohibition, in our certificate of incorporation, stating that no holder of shares of our common stock will have cumulative voting rights in the election of directors, which means that the holders of a majority of the issued and outstanding shares of common stock can elect all the directors standing for election; and

•	a requirement in our bylaws specifically denying the ability of our stockholders to consent in writing to take any action in lieu of taking such action at a duly called annual or special meeting of our stockholders.

Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is considered favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or a change in our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

ERISA may restrict investments by plans in our common stock.

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1

Separation and Distribution Agreement dated April 26, 2013, between the Registrant and Newcastle Investment Corp. (incorporated by reference to the Amendment No. 6 to the Registrant's Registration Statement on Form 10, filed April 29, 2013)

2.2

Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed March 11, 2013)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 3, 2013)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 3, 2013)
10.1	Management Agreement between the Registrant and FIG LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 17, 2013)
10.2	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 3, 2013)
10.3

Excess Servicing Spread Sale and Assignment Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed March 15, 2012)

10.4

Excess Spread Refinanced Loan Replacement Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed March 15, 2012)

10.5

Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed May 15, 2012)

10.6

Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR V LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed May 15, 2012)

10.7

Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VI LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed May 15, 2012)

10.8

Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII, LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed May 15, 2012)

10.9

Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed June 6, 2012)

10.10

Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed June 6, 2012)

10.11	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed June 7, 2012)

Exhibit Number	Exhibit Description
10.12

Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed June 7, 2012)

10.13

Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed June 7, 2012)

10.14

Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed June 7, 2012)

10.15

Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed June 7, 2012)

10.16

Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed June 7, 2012)

10.17

Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR V LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed July 5, 2012)

10.18

Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed July 5, 2012)

10.19

Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VI LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed July 5, 2012)

10.20

Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.'s Current Report on Form 8-K, filed July 5, 2012)

10.21

Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.22

Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.23

Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.24

Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.25	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

Exhibit Number	Exhibit Description
10.26

Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.27

Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.28

Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.29

Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.30

Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.31

Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.32

Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.'s Annual Report on Form 10-K, filed February 28, 2013)

10.33

Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to the Amendment No. 4 to the Registrant's Registration Statement on Form 10, filed April 9, 2013)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

June 12, 2013

By:	/s/ Robert Williams
Robert Williams
Chief Financial Officer and Treasurer

June 12, 2013

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Principal Accounting Officer

June 12, 2013

