Form 10-Q
period 2013-06-30
New Residential Investment Corp.
filed 2013-08-08
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Common stock, $0.01 par value per share: 253,025,645 shares outstanding as of August 8, 2013.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	reductions in cash flows received from our investments;

●	our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

●	our ability to take advantage of investment opportunities in excess mortgage servicing rights (“Excess MSRs”);

●	our ability to deploy capital accretively;

●	our counterparty concentration and default risks in Nationstar Mortgage LLC (“Nationstar”), Springleaf Finance, Inc. (“Springleaf”) and other third-parties;

●	a lack of liquidity surrounding our investments which could impede our ability to vary our portfolio in an appropriate manner;

●
the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our residential mortgage-backed securities (“RMBS”) and consumer loan portfolios;

●	the risks that default and recovery rates on our real estate securities, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

●	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our Excess MSRs;

●	the risk that projected recapture rates on the portfolios underlying our Excess MSRs are not achieved;

●	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

●	the relative spreads between the yield on the assets we invest in and the cost of financing;

●	changes in economic conditions generally and the real estate and bond markets specifically;

●	adverse changes in the financing markets we access affecting our ability to finance our investments;

●	the quality and size of the investment pipeline and the rate at which we can invest our cash;

●
changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;

●	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

●
impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities or loans are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;

●	the availability and cost of capital for future investments;

●	competition within the finance and real estate industries;

●
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

●
our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;

●	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”) and the fact that maintaining such exemption imposes limits on our operations; and

●	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Real estate securities, available-for-sale	$1,759,239	$289,756
Investments in excess mortgage servicing rights, at fair value	271,420	245,036
Investments in excess mortgage servicing rights, equity method investees, at fair value	183,153	—
Investments in consumer loans, equity method investees	280,816	—
Residential mortgage loans, held-for-investment	33,636	—
Cash and cash equivalents	209,699	—
Other assets	4,479	84
	$2,742,442	$534,876

Liabilities and Equity

Liabilities
Repurchase agreements	$1,474,338	$150,922
Due to affiliate	3,631	5,136
Dividends payable	17,712	—
Accrued expenses and other liabilities	1,036	462
	1,496,717	156,520

Commitments and contingencies

Stockholders’ Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 253,025,645 issued and outstanding at June 30, 2013	2,530	—
Additional paid-in capital	1,157,042	362,830
Retained earnings	66,939	—
Accumulated other comprehensive income	19,214	15,526
	1,245,725	378,356
	$2,742,442	$534,876

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest income	$22,999	$4,479	$39,190	$6,516
Interest expense	2,651	—-	3,550	—
Net Interest Income	20,348	4,479	35,640	6,516

Impairment
Other-than-temporary impairment (“OTTI”) on securities	3,756	—	3,756	—
Net interest income after impairment	16,592	4,479	31,884	6,516

Other Income
Change in fair value of investments in excess mortgage servicing rights	41,833	3,523	43,691	4,739
Change in fair value of investments in excess mortgage servicing rights, equity method investees	20,127	—	21,096	—
Earnings from investments in consumer loans, equity method investees	36,164	—	36,164	—
Gain on settlement of securities	58	—	58	—
	98,182	3,523	101,009	4,739

Operating Expenses
General and administrative expenses	602	1,266	3,321	1,677
Management fee allocated by Newcastle	1,809	262	4,134	416
Management fee to affiliate	2,263	—	2,263	—
Incentive compensation to affiliate	878	—	878	—
	5,552	1,528	10,596	2,093

Net Income	$109,222	$6,474	$122,297	$9,162

Income Per Share of Common Stock
Basic	$0.43	$0.03	$0.48	$0.04
Diluted	$0.43	$0.03	$0.48	$0.04

Weighted Average Number of Shares of Common Stock Outstanding
Basic	253,025,645	253,025,645	253,025,645	253,025,645
Diluted	256,659,488	253,025,645	254,852,605	253,025,645

Dividends Declared per Share of Common Stock	$0.07	$—	$0.07	$—

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$109,222	$6,474	$122,297	$9,162
Other comprehensive income:
Net unrealized gain (loss) on securities	(16,193)	—	(10)	—
Reclassification of net realized (gain) loss on securities into earnings	3,698	—	3,698	—
Other comprehensive income (loss)	(12,495)	—	3,688	—
Comprehensive income	$96,727	$6,474	$125,985	$9,162

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Equity - December 31, 2012	—	$—	$362,830	$—	$15,526	$378,356
Dividends declared	—	—	—	(17,712)	—	(17,712)
Capital contributions	—	—	893,466	—	—	893,466
Contributions in-kind	—	—	1,093,684	—	—	1,093,684
Capital distributions	—	—	(1,228,054)	—	—	(1,228,054)
Issuance of common stock	253,025,645	2,530	(2,530)	—	—	—
Net income	—	—	37,646	84,651	—	122,297
Other comprehensive income	—	—	—	—	3,688	3,688
Equity - June 30, 2013	253,025,645	$2,530	$1,157,042	$66,939	$19,214	$1,245,725

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$122,297	$9,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(43,691)	(4,739)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(21,096)	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	4,822	—
Earnings from consumer loan equity method investees	(36,164)	—
Distributions of earnings from consumer loan equity method investees	769	—
Accretion of discount and other amortization	(6,596)	—
(Gain) / loss on settlement of investments (net)	(58)	—
Other-than-temporary impairment ("OTTI")	3,756	—
Changes in:
Other assets	(3,907)	—
Due to affiliate	(2,715)	353
Accrued expenses and other liabilities	574	883
Reduction of liability deemed as capital contribution by Newcastle	11,515	—
Other operating cash flows:
Cash proceeds from investments, in excess of interest income	41,435	2,220
Net cash proceeds deemed as capital distributions to Newcastle	(52,888)	(7,879)
Net cash provided by (used in) operating activities	18,053	—

Cash Flows From Investing Activities
Principal repayments from Non-Agency RMBS	23,592	—
Principal repayments from Agency RMBS	102,553	—
Return of investments in excess mortgage servicing rights	6,600	—
Return of investments in excess mortgage servicing rights, equity method invstees	4,018	—
Purchase of real estate securities	(265,100)	—
Proceeds from sale of investments	4,421	—
Acquisition of investments in excess mortgage servicing rights	(2,391)	—
Acquisition of investments in excess mortgage servicing rights, equity method investees	(53,766)	—
Principal paydowns on residential mortgage loans, held-for-investment	1,789	—
Net cash provided by (used in) investing activities	(178,284)	—

Continued on next page

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

Cash Flows From Financing Activities
Borrowings under repurchase agreements	415,982	—
Repayments of repurchase agreements	(290,747)	—
Margin deposits under repurchase agreements	(87,579)	—
Return of margin deposits under repurchase agreements	87,216	—
Contributions in kind	245,058	—
Net cash provided by (used in) financing activities	369,930	—

Net Increase (Decrease) in Cash and Cash Equivalents	209,699	—

Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$209,699	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$3,029	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities Prior to Date of Cash Contribution by Newcastle
Cash proceeds from investments, in excess of interest income	$41,435	$2,220
Acquisition of investments in excess mortgage servicing rights	—	190,510
Acquisition of real estate securities	242,750	—
Acquisition of investments in equity method investees at fair value	125,099	—
Acquisition of residential mortgage loans, held-for-investment	35,138	—
Acquisition of investments in consumer loan equity method investees	245,421
Borrowings under repurchase agreements	1,179,068	—
Repayments of repurchase agreements	3,902	—
Deposit paid on investment in excess mortgage servicing rights	—	16,801
Purchase price payable on investments in excess mortgage servicing rights	—	31,382
Capital contributions by Newcastle	648,408	207,311
Contributions in-kind by Newcastle	1,093,684	—
Capital distributions to Newcastle	1,228,054	7,879

Supplemental Schedule of Non-Cash Investing and Financing Activities Subsequent to Date of Cash Contribution by Newcastle

Dividends declared but not paid	$17,712	$—

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

1.      GENERAL

New Residential Investment Corp. (formerly known as NIC MSR LLC) (together with its subsidiaries, “New Residential”) is a Delaware corporation that was formed as a limited liability company in September 2011 for the purpose of making real estate related investments and commenced operations on December 8, 2011. On December 20, 2012, New Residential was converted to a corporation. Newcastle Investment Corp. (“Newcastle”) was the sole stockholder of New Residential until the spin-off (Note 10), which was completed on May 15, 2013. Newcastle is listed on the New York Stock Exchange under the symbol “NCT.” As sole stockholder, Newcastle generally did not have any liability for the obligations of New Residential, except as described in Note 8.

Following the spin-off, New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the New York Stock Exchange under the symbol “NRZ”.

As of June 30, 2013, New Residential had acquired, or committed to acquire, directly and through equity method investees, excess mortgage servicing rights (“Excess MSRs”) on eleven pools of residential mortgage loans from Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer. Furthermore, New Residential had acquired real estate securities, residential mortgage loans, and consumer loans.

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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), under which the Manager advises New Residential on various aspects of its business and manages its day-to-day operations, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. For a further discussion of the Management Agreement, see Note 12. The Manager also manages Newcastle and investment funds that own a majority of Nationstar.

As of June 30, 2013, New Residential operated in the following business segments: (i) investments in Excess MSRs, (ii) investments in real estate securities and loans, (iii) investments in consumer loans and (iv) corporate.

The consolidated financial statements for periods prior to May 15, 2013 have been prepared on a spin-off basis from the consolidated financial statements and accounting records of Newcastle and reflect New Residential’s historical results of operations, financial position and cash flows, in accordance with U.S. GAAP. As presented in the Consolidated Statements of Cash Flows, New Residential did not have any cash balance during periods prior to April 5, 2013, which is the first date Newcastle contributed cash to New Residential. All of its cash activity occurred in Newcastle’s accounts during these periods. The consolidated financial statements for periods prior to May 15, 2013 do not necessarily reflect what New Residential’s consolidated results of operations, financial position and cash flows would have been had New Residential operated as an independent company prior to the spin-off.

Certain expenses of Newcastle, comprised primarily of a portion of its management fee, have been allocated to New Residential to the extent they were directly associated with New Residential for periods prior to the spin-off on May 15, 2013. The portion of the management fee allocated to New Residential prior to the spin-off represents the product of the management fee rate payable by Newcastle (1.5%) and New Residential’s gross equity, which management believes is a reasonable method for quantifying the expense of the services provided by the employees of the Manager to New Residential. The incremental cost of certain legal, accounting and other expenses related to New Residential’s operations prior to May 15, 2013 are reflected in the accompanying consolidated financial statements. New Residential and Newcastle do not share any expenses following the spin-off.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
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

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in the financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements. New Residential has adopted this accounting standard and presents this information in Note 13.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on New Residential’s reporting. New Residential has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

2.      SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in real estate securities and loans, (iii) investments in consumer loans, and (iv) corporate. The corporate segment consists primarily of general and administrative expenses, the allocation of management fees by Newcastle until the spin-off on May 15, 2013, and the management fees and incentive compensation owed to the Manager by New Residential following the spin-off.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2013
Interest income	$10,745	$12,216	$—	$38	$22,999
Interest expense	—	2,651	—	—	2,651
Net interest income	10,745	9,565	—	38	20,348
Impairment	—	3,756	—	—	3,756
Other income	61,960	58	36,164	—	98,182
Operating expenses	34	152	—	5,366	5,552
Net income (loss)	$72,671	$5,715	$36,164	$(5,328)	$109,222

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2013
Interest income	$20,780	$18,372	$—	$38	$39,190
Interest expense	—	3,550	—	—	3,550
Net interest income	20,780	14,822	—	38	35,640
Impairment	—	3,756	—	—	3,756
Other income	64,787	58	36,164	—	101,009
Operating expenses	96	152	1,951	8,397	10,596
Net income (loss)	$85,471	$10,972	$34,213	$(8,359)	$122,297

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
June 30, 2013
Investments	$454,573	$1,792,875	$280,816	$—	$2,528,264
Cash and cash equivalents	—	—	—	209,699	209,699
Other assets	—	4,379	—	100	4,479
Total assets	454,573	1,797,254	280,816	209,799	2,742,442
Debt	—	(1,474,338)	—	—	(1,474,338)
Other liabilities	(67)	(1,734)	—	(20,578)	(22,379)
Total liabilities	(67)	(1,476,072)	—	(20,578)	(1,496,717)
GAAP book value	$454,506	$321,182	$280,816	$189,221	$1,245,725

Investments in equity method investees	$183,153	$—	$280,816	$—	$463,969

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2012
Interest income	$4,479	$—	$—	$—	$4,479
Interest expense	—	—	—	—	—
Net interest income	4,479	—	—	—	4,479
Other income	3,523	—	—	—	3,523
Operating expenses	761	—	—	767	1,528
Net income (loss)	$7,241	$—	$—	$(767)	$6,474

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2012
Interest income	$6,516	$—	$—	$—	$6,516
Interest expense	—	—	—	—	—
Net interest income	6,516	—	—	—	6,516
Other income	4,739	—	—	—	4,739
Operating expenses	1,147	—	—	946	2,093
Net income (loss)	$10,108	$—	$—	$(946)	$9,162

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

3.      INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS AT FAIR VALUE

Pool 1. On December 13, 2011, Newcastle announced the completion of the first co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights acquired by Nationstar. New Residential invested approximately $44 million to acquire a 65% interest in the Excess MSRs on a portfolio of government-sponsored enterprise (“GSE”) residential mortgage loans with an outstanding principal balance of approximately $9.9 billion (“Pool 1”). Nationstar has co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, the servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

Pool 2. On June 5, 2012, Newcastle announced the completion of a co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights Nationstar acquired from Bank of America. New Residential invested approximately $42 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $10.4 billion (“Pool 2”), comprised of loans in GSE pools. Nationstar has co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

Pools 3, 4 and 5. On June 29, 2012, Newcastle announced the completion of a co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights Nationstar acquired from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. New Residential invested approximately $176.5 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $63.7 billion, comprised of approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. The portfolio is comprised of three pools: two GSE loan pools with outstanding principal balances of approximately $9.8 billion (“Pool 3”) and $6.3 billion (“Pool 4”), respectively, and a pool of non-conforming loans in private label securitizations with an outstanding principal balance of approximately $47.6 billion (“Pool 5”). Nationstar has co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

Pool 11. On May 20, 2013, New Residential entered into an excess spread agreement with Nationstar to purchase for $2.4 million a two-thirds interest in the Excess MSRs on a portion of the loans in the pool which are eligible to be refinanced by a specific third party for a period of time, with Nationstar retaining the remaining one-third interest in the Excess MSRs and all servicing rights. After this period expires, Nationstar will have the ability to refinance all of the loans in the pool. See Note 6 for information on our other agreements with Nationstar with respect to Pool 11.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

The following is a summary of New Residential’s direct investments in Excess MSRs:

	June 30, 2013					Six Months Ended June 30, 2013
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)	Changes in Fair Value Recorded in Other Income (D)
MSR Pool 1	$7,593,438	$28,120	$39,147	12.5%	4.9	$5,290
MSR Pool 1 - Recapture Agreement	—	2,980	5,383	12.5%	11.0	1,897
MSR Pool 2	8,570,405	31,629	37,339	12.5%	5.1	4,666
MSR Pool 2 - Recapture Agreement	—	2,934	6,557	12.5%	12.1	3,441
MSR Pool 3	8,380,524	25,351	33,183	12.5%	4.8	4,976
MSR Pool 3 - Recapture Agreement	—	4,088	5,755	12.5%	11.5	1,742
MSR Pool 4	5,381,133	10,205	13,176	12.5%	4.6	1,952
MSR Pool 4 - Recapture Agreement	—	2,657	3,533	12.5%	11.1	891
MSR Pool 5	39,989,031	99,530	121,102	12.5%	5.5	19,594
MSR Pool 5 - Recapture Agreement	—	8,454	3,854	12.5%	12.8	(758)
MSR Pool 11 - Recapture Agreement	—	2,391	2,391	12.5%	—	—
	$69,914,531	$218,339	$271,420	12.5%	5.8	$43,691

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(B)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(D)	The portion of the change in fair value of the Recapture Agreements relating to loans recaptured to date is reflected in the respective pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs at June 30, 2013:

State Concentration	Percentage of Total Outstanding (A)
California	31.5%
Florida	10.1%
New York	4.5%
Washington	4.3%
Arizona	3.8%
Texas	3.6%
Maryland	3.5%
Colorado	3.5%
New Jersey	3.2%
Virginia	3.1%
Other U.S.	28.9%
100.0%

(A)	Based on the information provided by the loan servicer as of June 30, 2013.

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

4.      INVESTMENTS IN REAL ESTATE SECURITIES

During 2013, New Residential acquired $547.5 million face amount of Non-Agency RMBS for approximately $362.4 million and $156.3 million face amount of Agency ARM RMBS for approximately $165.2 million net of sales.  In addition, Newcastle contributed $1.0 billion face amount of Agency ARM RMBS to New Residential during this period.

The following is a summary of New Residential’s real estate securities at June 30, 2013, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)

Agency ARM RMBS (E) (F)	$1,059,950	$1,134,190	$1,430	$(5,834)	$1,129,786	66	AAA	3.30%	1.47%	3.2	N/A
Non-Agency RMBS	927,903	605,835	33,286	(9,668)	629,453	98	CC	0.77%	4.87%	3.8	6.7%
Total/Weighted Average (G)	$1,987,853	$1,740,025	$34,716	$(15,502)	$1,759,239	164	BBB	2.12%	2.65%	3.4

(A)	Fair value, which is equal to carrying value for all securities. See Note 9 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to New Residential’s investments.

(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(F)	Amortized cost basis and carrying value include principal receivable of $13.8 million.

(G)	The total outstanding face amount was $ 18.4 million for fixed rate securities and $ 1.97 billion for floating rate securities.

Unrealized losses that are considered other than temporary are recognized currently in earnings.  During the six months ended June 30, 2013, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $3.8 million with respect to real estate securities held prior to the spin-off on May 15, 2013.  Based on Newcastle management’s analysis of these securities, Newcastle determined it did not have the intent to hold the securities past May 15, 2013.  Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment.  New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period.  New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s securities in an unrealized loss position as of June 30, 2013.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)

Less than Twelve Months	$1,183,118	$1,104,946	$(3,429)	$1,101,517	$—	$(15,485)	$1,086,032	79	BBB	2.51%	1.83%	3.5

Twelve or More Months	6,798	7,447	(40)	7,407	—	(17)	7,390	1	AAA	2.76%	0.93%	4.2

Total/WA	$1,189,916	$1,112,393	$(3,469)	$1,108,924	$—	$(15,502)	$1,093,422	80	BBB	2.51%	1.82%	3.5

(A)
Other than temporary impairment was recorded in connection with unrealized losses at the time of spin-off as Newcastle did not have the intent and ability to hold the securities past May 15, 2013.  The losses were not recorded as the result of New Residential’s intent to sell the securities and are not the result of credit impairment.

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS at June 30, 2013:

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$346,056	37.3%
Northeastern U.S.	219,197	23.6%
Southeastern U.S.	190,998	20.6%
Midwestern U.S.	98,933	10.7%
Southwestern U.S.	72,719	7.8%
	$927,903	100.0%

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the six months ended June 30, 2013, the face amount of these real estate securities was $472.7 million, with total expected cash flows of $375.2 million and a fair value of $298.9 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, at December 31, 2012 and June 30, 2013:

	Outstanding Face Amount	Carrying Value
December 31, 2012	$342,013	$212,129
June 30, 2013	$771,682	$495,872

The following is a summary of the changes in accretable yield for these securities:

For the Six Months Ended June 30, 2013
Balance at December 31, 2012	$90,077

Additions	76,263

Accretion	(9,706)

Reclassifications from nonaccretable difference	23,679

Disposals	153

Balance at June 30, 2013	$180,466

5.      INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

On February 27, 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans with a UPB of approximately $83 million as of December 31, 2012. New Residential has invested approximately $35 million to acquire a 70% interest in the reverse mortgage loans. Nationstar has co-invested pari passu with New Residential in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

.

The following is a summary of residential mortgage loans at June 30, 2013, all of which are classified as held for investment:

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Wtd. Avg. Coupon (A)	Wtd. Avg. Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount
Reverse Mortgage Loans	$56,730	$33,636	328	10.6%	5.1%	4.1	20.7%	N/A

(A)	Represents the stated interest rate on the loans. Accrued interest on reverse mortgage loans is generally added to the principal balance and paid when the loan is resolved.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

Activities related to the carrying value of residential mortgage loans are as follows:

For the six months ended June 30, 2013
Balance at December 31, 2012	$—
Purchases/additional fundings	35,138
Proceeds from repayments	(2,686)
Accretion of loan discount and other amortization	1,184
Balance at June 30, 2013	$33,636

6.      INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS EQUITY METHOD INVESTEES

During the six months ended June 30, 2013, New Residential entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs. New Residential elected to record these investments at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following tables summarize the investments in equity method investees held by New Residential at June 30, 2013:

June 30, 2013
Excess MSR Assets	$351,863
Other Assets (A)	22,394
Debt	—
Other Liabilities	(7,951)
Equity	$366,306
New Residential’s Investment	$183,153

New Residential’s Ownership	50.0%

(A)	Includes $20.8 million of deposits related to investments which have not closed at June 30, 2013.

Six Months Ended June 30, 2013
Interest Income	$13,756
Other Income	31,374
Expenses	(2,938)
Net Income	$42,192

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	June 30, 2013
	Unpaid Principal Balance	Investee Interest in Excess MSR	New Residential Interest in Investees	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)
MSR Pool 6	$11,149,355	66.7%	50.0%	$40,027	$44,139	12.5%	4.8
MSR Pool 6 - Recapture Agreement	—	66.7%	50.0%	10,683	13,284	12.5%	10.7
MSR Pool 7	34,480,698	66.7%	50.0%	104,057	112,946	12.5%	5.1
MSR Pool 7 - Recapture Agreement	—	66.7%	50.0%	22,962	25,965	12.5%	12.0
MSR Pool 8	15,417,544	66.7%	50.0%	56,180	57,960	12.5%	5.0
MSR Pool 8 - Recapture Agreement	—	66.7%	50.0%	12,928	14,103	12.5%	11.7
MSR Pool 11	22,817,213	66.7%	50.0%	51,033	55,797	12.5%	5.3
MSR Pool 11 - Recapture Agreement	—	66.7%	50.0%	23,459	27,669	12.5%	9.9
	$83,864,810			$321,329	$351,863	12.5%	6.4

(A)
Represents the amortized cost basis of the equity method investees in which New Residential holds a 50% interest. The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(B)
Represents the carrying value of the Excess MSRs held in equity method investees, in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools or Recapture Agreements, as applicable.

(C)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Pool 6. On January 4, 2013, New Residential, through a joint venture, co-invested in Excess MSRs on a portfolio of Government National Mortgage Association (“Ginnie Mae”) residential mortgage loans with a UPB of approximately $13 billion (“Pool 6”) as of November 30, 2012. Nationstar acquired the related servicing rights from Bank of America in November 2012. New Residential contributed approximately $28.9 million for a 50% interest in a joint venture which acquired an approximately 67% interest in the Excess MSRs on this portfolio. The remaining interests in the joint venture are owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSRs is owned by Nationstar. As the servicer, Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by the joint venture and Nationstar, subject to certain limitations.

Pools 7, 8, 9, 10.  On January 6, 2013 New Residential, through joint ventures, agreed to co-invest in Excess MSRs on a portfolio of four pools of residential mortgage loans with a UPB of approximately $215 billion as of November 30, 2012. Approximately 53% of the loans in this portfolio are in private label securitizations (“Pool 10”), and the remainder are owned, insured or guaranteed by Fannie Mae (“Pool 7”), Freddie Mac (“Pool 8”) or Ginnie Mae (“Pool 9”). Nationstar has agreed to acquire the related servicing rights from Bank of America. New Residential committed to invest approximately $340 million (based on the November 30, 2012 UPB) for a 50% interest in joint ventures which will acquire an approximately 67% interest in the Excess MSRs on this portfolio. As of June 30, 2013, New Residential had contributed approximately $80.7 million to the joint ventures. The remaining interests in the joint ventures are owned by Fortress-managed funds and the remaining interest of approximately 33% in the Excess MSRs are owned by Nationstar. As the servicer, Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by the joint ventures and Nationstar, subject to certain limitations. On January 31, 2013, New Residential completed the first closing of this co-investment. The first closing related to Excess MSRs on loans with an aggregate UPB of approximately $58 billion as of December 31, 2012, that are owned, insured, or guaranteed by Fannie Mae or Freddie Mac.

Pool 11. On May 20, 2013, New Residential acquired, through a joint venture, an interest in Excess MSRs from Nationstar on a portfolio of mortgage loans with a UPB of approximately $22.8 billion (“Pool 11”) as of March 31, 2013. New Residential has invested approximately $37.8 million to acquire a one-third interest in the Excess MSRs. Nationstar is the servicer of the loans and has retained a one-third interest in the Excess MSRs; a Fortress managed fund has acquired the remaining one-third interest. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are included in the portfolio, subject to certain limitations. New Residential, Nationstar and the Fortress fund share equally in these Excess MSRs.

See Recent Activities (Note 15) for information on Pools 9 and 10.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees at June 30, 2013:

State Concentration	Percentage of Total Outstanding (A)
California	13.6%
Florida	8.3%
Georgia	5.8%
Texas	5.6%
New York	5.5%
Illinois	4.5%
Massachusetts	3.5%
New Jersey	3.3%
Washington	3.0%
Virginia	3.0%
Other U.S.	43.9%
100.0%

(A)  Based on the information provided by the loan servicer as of June 30, 2013.

7.      INVESTMENTS IN CONSUMER LOAN EQUITY METHOD INVESTEES

On April 1, 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”) a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio includes over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf Finance, Inc. (“Springleaf”), which is majority-owned by Fortress funds managed by our Manager, acquired 47%, and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf will be the servicer of the loans and will provide all servicing and advancing functions for the portfolio.

New Residential accounts for its investment in the Consumer Loan Companies pursuant to the equity method of accounting because it can exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation are not met.  New Residential’s share of earnings and losses in these equity method investees is included in “Earnings from investments in consumer loans, equity method investees” on the Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the Consolidated Balance Sheets.

New Residential periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. New Residential will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and New Residential determines the impairment is other-than-temporary.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following tables summarize the investment the Consumer Loan Companies held by New Residential at June 30, 2013:

June 30, 2013
Consumer Loan Assets	$2,835,996
Other Assets	119,163
Debt (A)	(2,018,486)
Other Liabilities	(620)
Equity	$936,053
New Residential’s investment	$280,816
New Residential’s ownership	30.0%

(A)
Represents asset-back notes with an interest rate of 3.75% and a maturity of April 2021.  Substantially all of the net cash flow generated by the Consumer Loan Companies is required to be used to pay down the these notes.  When the balance of the outstanding notes is reduced to 50% of the outstanding UPB of the performing consumer loans, the equity holders of the Consumer Loan Companies will be entitled to receive, in the aggregate, 30% of the net cash flow of the Consumer Loan Companies on a periodic basis.

Six Months Ended June 30, 2013
Interest income	$168,130
Interest expense	(24,590)
Provision for finance receivable losses	(554)
Other expenses	(22,441)
Net income	$120,545
New Residential’s equity in net income	$36,164

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	June 30, 2013
	Unpaid Principal Balance	Interest in Consumer Loan Companies	Carrying Value (A)	Weighted Average Coupon (B)	Weighted Average Asset Yield	Weighted Average Expected Life (Years) (C)
Consumer Loans	$3,675,979	30.0%	$2,835,996	18.6%	14.0%	4.5

(A)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(B)	Substantially all of the cash flow received on the loans is required to be used to make payments on the notes described above.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

New Residential’s investments in consumer loans, equity method investees changed during the six months ended June 30, 2013 as follows:

For the six months ended June 30, 2013
Balance at December 31, 2012	$—
Contributions to equity method investees	245,421
Distributions of earnings from equity method investees	(769)
Earnings from investments in consumer loan equity method investees	36,164

Balance at June 30, 2013	$280,816

8.      DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations at June 30, 2013:

							Collateral
Repurchase Agreements (A)	Month Issued	Outstanding Face	Carrying Value	Final Stated Maturity (D)	Weighted Average Funding Cost	WAL	Outstanding Face	Amortized Cost Basis	Carrying Value	WAL (Years)

Agency ARM RMBS (B)	Various	$1,061,250	$1,061,250	Jul-13	0.39%	0.1	$1,059,950	$1,134,190	$1,129,786	3.2
Non Agency RMBS (C)	Various	413,088	413,088	Jul-13	2.03%	0.1	907,247	590,131	613,078	3.8

		$1,474,338	$1,474,338		0.85%	0.1	$1,967,197	$1,724,321	$1,742,864	3.5

(A)	These repurchase agreements had approximately $0.5 million of associated accrued interest payable at June 30, 2013.

(B)
The counterparties of these repurchase agreements are Goldman Sachs $357.8 million, Barclays $266.1 million, Nomura $210.2 million, Citi $138.4 million, Morgan Stanley $65.8 million and Bank of America $23.0 million.

(C)	The counterparties of these repurchase agreements are Credit Suisse $267.4 million, Barclays $97.9 million, and Royal Bank of Canada $47.7 million.

(D)	All of these repurchase agreements were renewed or refinanced subsequent to June 30, 2013.

All of the agreements described above are subject to customary margin call provisions. See Note 15 regarding the refinancing of repurchase agreements with Credit Suisse.

9.      FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires the categorization of the fair value of financial instruments into three broad levels which form a hierarchy.

Level 1- Quoted prices in active markets for identical instruments.

Level 2- Valuations based principally on other observable market parameters, including

●	Quoted prices in active markets for similar instruments,

●	Quoted prices in less active or inactive markets for identical or similar instruments,

●	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

●	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3- Valuations based significantly on unobservable inputs.

New Residential follows this hierarchy for its financial instruments. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The carrying value and fair value of New Residential’s financial assets recorded at fair value on a recurring basis at June 30, 2013 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3	Total
Assets:
Real estate securities, available-for-sale	$1,987,853	$1,759,239	$1,129,786	$629,453	$1,759,239
Investments in excess mortgage servicing rights, at fair value (A)	69,914,531	271,420	—	271,420	271,420
Investments in excess mortgage servicing rights, equity method investees, at fair value (A)	83,864,810	183,153	—	183,153	183,153
	$155,767,194	$2,213,812	$1,129,786	$1,084,026	$2,213,812

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
JUNE 30, 2013
(dollars in tables in thousands, except share data)

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

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs owned directly and through equity method investees as of June 30, 2013:

Significant Inputs
Held Directly (Note 3)	Prepayment Speed (A)	Delinquency (B)	Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
MSR Pool 1	15.3%	10.0%	35.0%	28 bps	12.5%
MSR Pool 1 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	12.5%
MSR Pool 2	15.4%	10.9%	35.0%	23 bps	12.5%
MSR Pool 2 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	12.5%
MSR Pool 3	15.8%	11.9%	35.0%	23 bps	12.5%
MSR Pool 3 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	12.5%
MSR Pool 4	18.0%	15.9%	35.0%	17 bps	12.5%
MSR Pool 4 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	12.5%
MSR Pool 5	12.4%	N/A	(E)	13.0%	13 bps	12.5%
MSR Pool 5 - Recapture Agreement	8.0%	N/A	(E)	15.0%	21 bps	12.5%
MSR Pool 11 - Recapture Agreement	9.0%	2.0%	31.0%	19 bps	12.5%
Held through Equity Method Investees (Note 6)
MSR Pool 6	18.9%	8.9%	35.0%	25 bps	12.5%
MSR Pool 6 - Recapture Agreement	10.0%	6.0%	35.0%	23 bps	12.5%
MSR Pool 7	13.6%	8.0%	35.0%	16 bps	12.5%
MSR Pool 7 - Recapture Agreement	10.0%	5.0%	35.0%	19 bps	12.5%
MSR Pool 8	14.9%	7.0%	35.0%	19 bps	12.5%
MSR Pool 8 - Recapture Agreement	10.0%	5.0%	35.0%	19 bps	12.5%
MSR Pool 11	19.7%	7.7%	38.6%	16 bps	12.5%
MSR Pool 11 - Recapture Agreement	10.0%	2.5%	35.0%	19 bps	12.5%

(A)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(D)	Weighted average total mortgage servicing amount in excess of the basic fee.

(E)	The Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO).

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
JUNE 30, 2013
(dollars in tables in thousands, except share data)

When valuing Excess MSRs, New Residential uses the following criteria to determine the significant inputs:

●
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

●
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

●
Recapture Rates: Recapture rates are based on actual average recapture rates experienced by Nationstar on similar mortgage loan pools. Generally, New Residential looks to one year worth of actual recapture rates, which management believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions.

●
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

●	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral.

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
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Excess MSRs, owned directly, measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2013 as follows:

	Level 3 (A)
	MSR Pool 1	MSR Pool 2	MSR Pool 3	MSR Pool 4	MSR Pool 5	MSR Pool 11	Total
Balance at December 31, 2012	$40,910	$39,322	$35,434	$15,036	$114,334	$—	$245,036
Transfers (B)
Transfers from Level 3 (B)	—	—	—	—	—	—	—
Transfers to Level 3 (B)	—	—	—	—	—	—	—
Gains (losses) included in net income (C)	7,185	8,107	6,719	2,844	18,836	—	43,691
Interest income	3,615	2,802	3,073	1,237	10,053	—	20,780
Purchases, sales and repayments
Purchases	—	—	—	—	—	2,391	2,391
Purchase adjustments	—	—	—	—	—	—	—
Proceeds from sales	—	—	—	—	—	—	—
Proceeds from repayments	(7,180)	(6,335)	(6,288)	(2,408)	(18,267)	—	(40,478)

Balance at June 30, 2013	$44,530	$43,896	$38,938	$16,709	$124,956	$2,391	$271,420

(A)	Includes the recapture agreement for each respective pool.

(B)	Transfers are assumed to occur at the beginning of the respective period.

(C)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains (losses) represent the change in fair value of the Excess MSRs and are recorded in “Change in fair value of investments in excess mortgage servicing rights” in the consolidated statements of income.

Excess Mortgage Servicing Rights Equity Method Investees Valuation

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
JUNE 30, 2013
(dollars in tables in thousands, except share data)

New Residential’s investments in equity method investees measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2013 as follows:

Six Months Ended June 30, 2013
Balance at December 31, 2012	$—

Contributions to equity method investees	178,866

Distributions of earnings from equity method investees	(4,822)

Distributions of capital from equity method investees	(11,987)

Change in fair value of investments in equity method investees	21,096

Balance at June 30, 2013	$183,153

Real Estate Securities Valuation

As of June 30, 2013 New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes (A)	Total	Level

Non-Agency RMBS	$927,903	$605,835	$629,453	$629,453	3
Agency ARM RMBS	1,059,950	1,134,190	1,129,786	1,129,786	2

Total	$1,987,853	$1,740,025	$1,759,239	$1,759,239

(A)
Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security). Management selected one of the quotes received as being most representative of the fair value and did not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes New Residential receives. Management believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, management selects one of the quotes which is believed to more accurately reflect fair value. New Residential never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. For New Residential’s investments in real estate securities categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions related to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment speeds would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

default assumption is accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed.

Fair value estimates of New Residential’s Non-Agency RMBS were based on third party indications as of June 30, 2013 and classified as Level 3. Securities measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2013 as follows:

Level 3
Non-Agency
RMBS

Balance at December 31, 2012	$289,756
Transfer (A)
Transfers from Level 3	—
Transfers into Level 3	—

Total Gains (Losses)
Included in net income as impairment	(729)
Gain on Settlement of Securities	58
Included in comprehensive income (B)	8,092

Amortization included in interest income	10,558
Purchases, sales and repayments
Purchases	366,926
Sales	(4,421)
Proceeds from repayments	(40,787)

Balance at June 30, 2013	$629,453

(A)	Transfers are assumed to occur at the beginning of the respective period.

(B)	These gains (losses) were included in net unrealized gain (loss) on securities in the consolidated statements of comprehensive income.

Loans for Which Fair Value is Only Disclosed

As of June 30, 2013, loans which New Residential has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The fair value of New Residential’s reverse mortgage loans held-for-investment were estimated based on a discounted cash flow analysis using internal pricing models. The significant inputs to these models include discount rates and the timing and amount of expected cash flows that management believes market participants would use in determining the fair values on similar pools of reverse mortgage loans. New Residential’s loans held-for-investment are categorized within Level 3 of the fair value hierarchy.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes the inputs used in valuing reverse mortgage loans as of June 30, 2013:

Reverse Mortgage Loans for Which Fair Value is Only Disclosed

					Significant Inputs
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	WAL (Years) (A)

Reverse Mortgage Loans	$56,730	$33,636	$33,845	$—	10.6%	4.1

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

Liabilities for Which Fair Value is Only Disclosed

Repurchase agreements are not measured at fair value in the statement of position; however, management believes that their carrying value approximates fair value. Repurchase agreements are considered to be level 2 in the valuation hierarchy with significant valuation variables including the amount and timing of expected cash flows, interest rates and collateral funding spreads.

10. EQUITY AND EARNINGS PER SHARE

Equity and Dividends

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

On June 3, 2013, New Residential declared a quarterly dividend of $0.07 per common share for the quarter ended June 30, 2013, based on earnings for the period May 16, 2013 to June 30, 2013, which was paid in July 2013.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Options

Effective upon the spin-off, New Residential has a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential has initially reserved 30,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

New Residential’s outstanding options at June 30, 2013 consisted of the following:

	Number of Options	Strike Price	Maturity Date
	116,380	$10.91	07/16/13
	304,604	12.28	12/01/13
	328,350	14.17	01/09/14
	343,275	13.86	05/25/14
	162,500	16.95	11/22/14
	330,000	15.97	01/12/15
	2,000	16.68	08/01/15
	170,000	15.87	11/01/16
	242,000	16.90	01/23/17
	456,000	14.96	04/11/17
	1,676,833	3.29	03/29/21
	2,539,833	2.49	09/27/21
	2,000	2.74	12/20/21
	1,897,500	3.41	04/03/21
	2,300,000	3.67	05/21/22
	2,530,000	3.67	07/31/22
	5,750,000	5.12	01/11/23
	2,300,000	5.74	02/15/23
	8,000	6.79	06/02/23
Total/WA	21,459,275	$5.35

As of June 30, 2013, New Residential’s outstanding options were summarized as follows:

Held by the manager	17,735,338
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	3,711,937
Issued to the independent directors	12,000
Total	21,459,275

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Income and Earnings Per Share

Net income earned prior to the spin-off is included in additional paid-in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off.

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the three and six months ended June 30, 2013, based on the treasury stock method, New Residential had 3,633,843 and 1,826,960 dilutive common stock equivalents, respectively. During the three and six months ended June 30, 2012, New Residential did not have any dilutive common stock equivalents outstanding.

For the purposes of computing EPS for periods prior to the spin-off on May 15, 2013, New Residential treated the common shares issued in connection with the spin-off as if they had been outstanding for all periods presented, similar to a stock split. For the purposes of computing diluted EPS for periods prior to the spin-off on May 15, 2013, New Residential treated the 21.5 million options issued on the spin-off date as a result of the conversion of Newcastle options as if they were granted on May 15, 2013 since no New Residential awards were outstanding prior to that date.

11.      COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of June 30, 2013, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Capital Commitments – As of June 30, 2013, New Residential had outstanding capital commitments related to investments in joint ventures in connection with the acquisition of Excess MSRs. See Notes 6 and 15, respectively, for a description of these commitments.

12.      TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

New Residential has entered into a management agreement with the Manager, an affiliate of Fortress. Pursuant to the Management Agreement, the Manager, under the supervision of New Residential’s board of directors, formulates investment strategies, arranges for the acquisition of assets and associated financing, monitors the performance of New Residential’s assets and provides certain advisory, administrative and managerial services in connection with the operations of New Residential.

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

In addition, effective May 15, 2013, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s Funds from Operations before the incentive compensation per share of common stock, excluding Funds from Operations from investments in equity method investees that are invested in consumer loans as of the date hereof (the Consumer Loan Companies) and any unrealized gains or losses from mark to market valuation changes on Excess MSRs and on equity method investees invested in Excess MSRs, per REIT Share (as defined in the Management Agreement, based on the weighted average number of REIT Shares outstanding), plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, and gains (or losses) from debt restructuring and gains (or losses) from sales of property and other assets per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Newcastle on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from Operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Newcastle’s prior performance.

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Due to affiliate is comprised of the following amounts:

	June 30, 2013	December 31, 2012
Management fees	$1,499	$3,392
Incentive compensation	878	—
Purchase price payable	1,254	1,744
	$3,631	$5,136

On June 27, 2013, New Residential purchased Agency ARM RMBS with an aggregate face amount of approximately $22.7 million from Newcastle for approximately $1.2 million, net of related financing. New Residential purchased the securities on the same terms as they were purchased by Newcastle.

See Notes 1, 3 and 6 for a discussion of transactions with Nationstar. As of June 30, 2013, New Residential held on its balance sheet a total face amount of $719.5 million of Non-Agency RMBS serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $8.1 billion as of June 30, 2013.

See Note 7 for a discussion of a transaction with Springleaf.

13.      RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(58)	$(58)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	3,756	3,756
Total reclassifications		$3,698	$3,698

14.      INCOME TAXES

New Residential intends to qualify as a REIT for the tax year ending December 31, 2013. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential was a wholly owned subsidiary of Newcastle until May 15, 2013 and, as a qualified REIT subsidiary, was a disregarded entity until such date. As a result, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for the periods ended June 30, 2013 or 2012.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

15.      RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On July 1, 2013, New Residential completed an additional closing of Excess MSRs that it agreed to acquire as part of the previously announced transaction between Nationstar and Bank of America (See Note 6). This closing relates to loans held in private label securitizations (“PLS”) with a UPB of $43 billion, which represents approximately 45% of the total PLS UPB associated with the transaction (Pool 10).  New Residential invested approximately $53 million to acquire the right to receive one-third of the monthly cash flow generated by the MSRs, net of a basic fee paid to Nationstar.

On July 15, 2013 New Residential completed an additional closing of Excess MSRs that it agreed to acquire as part of the previously announced transaction between Nationstar and Bank of America (See Note 6). This closing relates to loans held in PLS with a UPB of $4.0 billion, which represents approximately 4.2% of the total PLS UPB associated with the transaction (Pool 10). New Residential invested approximately $12 million to acquire the right to receive one-third of the monthly cash flow generated by the MSRs, net of a basic fee paid to Nationstar.

On July 18, 2013 New Residential completed an additional closing of Excess MSRs that it agreed to acquire as part of the previously announced transaction between Nationstar and Bank of America (See Note 6). This closing relates to loans that are owned, insured or guaranteed by GNMA with a UPB of about $34.7 billion, which represents all of the GNMA UPB associated with the transaction (Pool 9). New Residential invested approximately $65 million to acquire the right to receive one-third of the monthly cash flow generated by the MSRs, net of a basic fee paid to Nationstar.

On August 1, 2013, a subsidiary of New Residential entered into a master repurchase agreement with Alpine Securitization Corp., an asset-backed commercial paper facility sponsored by Credit Suisse AG, and established a maximum borrowing capacity of $350 million collateralized by its Non-Agency RMBS.  This agreement is subject to customary loan covenants and events of default provisions including a 50% market capitalization decline provision, as well as a two to one indebtness to tangible net worth provision. The one year term facility is set to expire in August 2014 and is not subject to margin call provisions. The financing bears interest at LIBOR plus an applicable margin as stated below:

Monthly Payment Date	Applicable Margin
August 2013 through October 2013	2.25%
November 2013 through January 2014	2.50%
February 2014 through April 2014	3.00%
May 2014 through August 2014	3.50%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Residential.  The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

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

Our portfolio is currently comprised of co-investments in Excess MSRs, Agency ARM RMBS, Non-Agency RMBS, mortgage loans, consumer loans and cash. A majority of our assets consist of qualifying real estate assets for purposes of Section 3(c)(5)(C) of the 1940 Act, including investments in Agency ARM RMBS. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below under “—Results of Operations—Our Portfolio.”

On May 15, 2013, Newcastle completed the distribution of shares of New Residential to Newcastle stockholders of record as of May 6, 2013. Following the distribution, New Residential is an independent, publicly-traded REIT (NYSE: NRZ).

MARKET CONSIDERATIONS

Various market factors, which are outside of our control, affect our results of operations and financial condition.  One such factor is developments in the U.S. residential housing market, which we believe are generating significant investment opportunities.  Since the 2008 financial crisis, the residential mortgage industry has been undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced.

A mortgage servicing right, or MSR, provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps times the UPB of the mortgages.

Since 2010, banks have sold or committed to sell MSRs totaling more than $1 trillion of the approximately $10 trillion mortgage market. As of June 30, 2013, approximately 83% of MSRs were still owned by banks. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment. As a result, we believe the volume of MSR sales is likely to be substantial for some period of time.

We estimate that MSRs on approximately $300 billion of mortgages are currently for sale, requiring a capital investment of approximately $2 – 3 billion dollars based on current pricing dynamics.  We believe many non-bank servicers, who are constrained by capital, will continue to sell a portion of the Excess MSR. We also estimate that approximately $1 – 2 trillion dollars of MSRs could be sold over the next several years. In addition, approximately $1 – 2 trillion dollars of new loans are expected to be created annually. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on a recurring basis (often monthly or quarterly) on newly originated loans. We believe that MSRs are being sold at a material discount to historical pricing levels, although increased competition for these assets has driven prices higher.

Currently, approximately $6 trillion of the $10 trillion of residential mortgages outstanding has been securitized, according to Inside Mortgage Finance. Approximately $5 trillion are Agency ARM RMBS, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public or private trusts (“private label securitizations”), and are referred to as Non-Agency RMBS.

Since the financial crisis, there has been significant volatility in the prices for Non-Agency RMBS, which resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have started to recover from their lows, we believe a meaningful gap still exists between current prices and the recovery value of many Non-Agency RMBS. Accordingly, we believe there are opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. The primary causes of mark to market changes in our real estate portfolio are changes in interest rates and credit spreads.

Interest rates have risen significantly in recent months and may continue to increase, although the timing of further increases is uncertain.  In the second quarter of 2013, the fair value of our investments in Excess MSRs (directly and through equity method investees) increased by approximately $59 million and the weighted average discount rate of the portfolio declined from 18% to 12.5%  in part due to the substantial increase in interest rates. Credit spreads decreased, or "tightened," in the first half of 2013 relative to 2012, which has had a favorable impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets' credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The value of our consumer loan portfolio is influenced by, among other factors, the U.S. macroeconomic environment, and unemployment rates in particular. We believe that losses are highly correlated to unemployment; therefore, we expect that an improvement in unemployment rates would support the value of our investment, while deterioration in unemployment rates would result in a decline in its value.

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

GAAP establishes a framework for measuring fair value of financial instruments and a set of related disclosure requirements. A three-level valuation hierarchy has been established based on the transparency of inputs to the valuation of a financial instrument as of the measurement date. The three levels are defined as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

●	Quoted prices in active markets for similar instruments,

●	Quoted prices in less active or inactive markets for identical or similar instruments,

●	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

●	Market corroborated inputs (derived principally from or corroborated by observable market data).

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned directly and through equity method investees as of June 30, 2013 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2013	$447,352	(A)

Discount rate shift in %	-20%		-10%	10%	20%
Estimated fair value	$488,664		$466,478	$428,132	$411,463
Change in estimated fair value:
Amount	$41,313		$19,127	$(19,219)	$(35,888)
%	9.2%		4.3%	-4.3%	-8.0%

Prepayment rate shift in %	-20%		-10%	10%	20%
Estimated fair value	$488,625		$466,727	$427,478	$409,844
Change in estimated fair value:
Amount	$41,274		$19,376	$(19,873)	$(37,507)
%	9.2%		4.3%	-4.4%	-8.4%

Delinquency rate shift in %	-20%		-10%	10%	20%
Estimated fair value	$456,047		$451,220	$441,568	$436,739
Change in estimated fair value:
Amount	$8,696		$3,869	$(5,783)	$(10,612)
%	1.9%		0.9%	-1.3%	-2.4%

Recapture rate shift in %	-20%		-10%	10%	20%
Estimated fair value	$432,242		$439,250	$453,559	$460,716
Change in estimated fair value:
Amount	$(15,109)		$(8,101)	$6,208	$13,365
%	-3.4%		-1.8%	1.4%	3.0%

(A)	Excludes our share of the non-Excess MSR net assets of the equity method investees of $7.2 million.

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

RMBS

Our Non-Agency RMBS and Agency ARM RMBS are classified as available-for-sale. As such, they are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary, as described below.

We expect that any RMBS we acquire will be categorized under Level 2 or Level 3 of the GAAP hierarchy described above under "—Application of Critical Account Policies—Excess MSRs," depending on the observability of the inputs. Fair value may be based upon broker quotations, counterparty quotations, pricing services quotations or internal pricing models. The significant inputs used in the valuation of our securities include the discount rate, prepayment speeds, default rates and loss severities, as well as other variables.

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

Pursuant to ASC 835-30-35, income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, we recognize the excess of all cash flows expected over our investment in the securities as Interest Income on a "loss adjusted yield" basis. The loss-adjusted yield is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above.

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

Our residential mortgage loans are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Pools of loans are evaluated based on criteria such as an analysis of borrower performance, credit ratings of borrowers, loan to value ratios, the estimated value of the underlying collateral, the key terms of the loans and historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as "held for sale" and recorded at the lower of cost or estimated value.

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

Variable interest entities ("VIEs") are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Investments in Equity Method Investees

New Residential accounts for its investment in the Consumer Loan Companies pursuant to the equity method of accounting because it can exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation are not met.  New Residential’s share of earnings and losses in these equity method investees is included in “Earnings from investments in consumer loans, equity method investees” on the Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the Consolidated Balance Sheets.

The Consumer Loan Companies classify their investments in consumer loans as held-for-investment, as they have the intent and ability to hold for the foreseeable future, or until maturity or payoff.  The Consumer Loan Companies record the consumer loans at cost net of any unamortized discount or loss allowance.  The Consumer Loan Companies determined at acquisition that these loans would be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); the loans aggregated into pools are accounted for as if each pool were a single loan.

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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on New Residential's reporting. New Residential has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

We are an emerging growth company as defined in the JOBS Act, and we have irrevocably elected not to take advantage of the delayed adoption of new or revised accounting standards applicable to public companies. We will therefore be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

RESULTS OF OPERATIONS

The following tables summarizes the changes in our results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%

Interest income	$22,999	$4,479	$18,520	413.5%
Interest expense	2,651	—	2,651	N.M.
Net Interest Income	20,348	4,479	15,869	354.3%

Impairment
Other-than-temporary impairment ("OTTI") on securities	3,756	—	3,756	N.M.
Net interest income after impairment	16,592	4,479	12,113	270.4%

Other Income
Change in fair value of investments in excess mortgage servicing rights	41,833	3,523	38,310	1087.4%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	20,127	—	20,127	N.M.
Earnings from investments in consumer loans, equity method investees	36,164	—	36,164	N.M.
Gain on settlement of securities	58	—	58	N.M.
	98,182	3,523	94,659	2686.9%

Operating Expenses
General and administrative expenses	602	1,266	(664)	-52.4%
Management fee allocated by Newcastle	1,809	262	1,547	590.5%
Management fee to affiliate	2,263	—	2,263	N.M.
Incentive compensation to affiliate	878	—	878	N.M.
	5,552	1,528	4,024	263.4%

Net Income	$109,222	$6,474	$102,748	1587.1%

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%

Interest income	$39,190	$6,516	$32,674	501.4%
Interest expense	3,550	—	3,550	N.M.
Net Interest Income	35,640	6,516	29,124	447.0%

Impairment
Other-than-temporary impairment ("OTTI") on securities	3,756	—	3,756	N.M.
Net interest income after impairment	31,884	6,516	25,368	389.3%

Other Income
Change in fair value of investments in excess mortgage servicing rights	43,691	4,739	38,952	821.9%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	21,096	—	21,096	N.M.
Earnings from investments in consumer loans, equity method investees	36,164	—	36,164	N.M.
Gain on settlement of securities	58	—	58	N.M.
	101,009	4,739	96,270	2031.4%

Operating Expenses
General and administrative expenses	3,321	1,677	1,644	98.0%
Management fee allocated by Newcastle	4,134	416	3,718	893.8%
Management fee to affiliate	2,263	—	2,263	N.M.
Incentive compensation to affiliate	878	—	878	N.M.
	10,596	2,093	8,503	406.3%

Net Income	$122,297	$9,162	$113,135	1234.8%

Interest Income

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Interest income increased by $18.5 million primarily due to increases in interest income as a result of new investments in real estate securities and excess mortgage servicing rights.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Interest income increased by $32.7 million primarily due to increases in interest income as a result of new investments in real estate securities and excess mortgage servicing rights.

Interest Expense

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Interest expense increased by $2.7 million due to repurchase agreement financing entered into since June 2012 on our Agency ARM RMBS and Non-Agency RMBS.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Interest expense increased by $3.6 million due to repurchase agreement financing entered into since June 2012 on our Agency ARM RMBS and Non-Agency RMBS.

Other than Temporary Impairment (“OTTI”) on Securities

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The other-than-temporary impairment on securities increased by $3.8 million due to the recognition of impairment on our Agency ARM RMBS and Non-Agency RMBS securities in connection with the spin-off on May 15, 2013.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The other-than-temporary impairment on securities increased by $3.8 million due to the recognition of impairment on our Agency ARM RMBS and Non-Agency RMBS securities in connection with the spin-off on May 15, 2013.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The change in fair value of investments in excess mortgage servicing rights increased $38.3 million due to the acquisition of investments in the second quarter of 2012 and subsequent net increases in value.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The change in fair value of investments in excess mortgage servicing rights increased $39.0 million due to the acquisition of investments in the second quarter of 2012 and subsequent net increases in value.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased $20.1 million due to the acquisition of these investments in 2013 and subsequent net increases in value.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased $21.1 million due to the acquisition of these investments in 2013 and subsequent net increases in value.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Earnings from investments in consumer loans, equity method investees increased $36.2 million due to the acquisition of these investments in the second quarter of 2013 and subsequent income recognized by the investees.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Earnings from investments in consumer loans, equity method investees increased $36.2 million due to the acquisition of these investments in the second quarter of 2013 and subsequent income recognized by the investees.

Gain on Settlement of Securities

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Gain on settlement of securities increased by $58 thousand due to the sale of two Non-Agency RMBS during the three months ended June 30, 2013.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Gain on settlement of securities increased by $58 thousand due to the sale of two Non-Agency RMBS during the six months ended June 30, 2013.

General and Administrative Expenses

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

General and administrative expenses decreased by $0.7 million primarily due to a decrease in professional fees associated with acquiring new investments.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

General and administrative expense increased by $1.6 million primarily due to an increase in professional fees primarily related to the investment in consumer loans.

Management Fee Allocated by Newcastle

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Management fee allocated by Newcastle increased $1.5 million due to an increase in our equity, as a result of capital contributions from Newcastle subsequent to the first quarter of 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Management fee allocated by Newcastle increased by $3.7 million due to an increase in our equity, as a result of capital contributions from Newcastle subsequent to the first quarter of 2012.

Management Fee to Affiliate

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Management fee to affiliate increased $2.3 as a result of the management agreement becoming effective on May 15, 2013.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Management fee to affiliate increased $2.3 as a result of the management agreement becoming effective on May 15, 2013.

Incentive Compensation to Affiliate

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Incentive compensation to affiliate increased $0.9 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent investment performance.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Incentive compensation to affiliate increased $0.9 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent investment performance.

OUR PORTFOLIO

Our portfolio is currently comprised of Excess MSRs, Agency and Non-Agency RMBS, residential mortgage loans and consumer loans, as described in more detail below.  A majority of our assets consist of qualifying real estate assets for purposes of Section 3(c)(5)(C) of the 1940 Act, including investments in Agency ARM RMBS. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below.

Excess MSRs

As of June 30, 2013, we had approximately $454.6 million estimated carrying value of Excess MSRs (held directly and through joint ventures), including deposits on investments that have not closed through joint ventures. As of June 30, 2013, our completed investments represent a 33% to 65% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $153.8 billion. Nationstar is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee in exchange for providing all servicing functions. In addition, Nationstar retains a 33% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments to date is subject to a recapture agreement with Nationstar. Under the recapture agreements, we are generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. In other words, we are generally entitled to a pro rata interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Nationstar of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Nationstar of a previously recaptured loan.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of June 30, 2013 (dollars in thousands):

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (D)	1 Month CRR (E)	1 Month CDR (F)	1 Month Recapture Rate
Pool 1
Original Pool	$34,515	$9,940,385	$6,579,008	46,209	678	5.7%	277	79	20.0%	32.2%	29.3%	4.1%	53.3%
Recaptured Loans	4,632	—	1,014,430	5,155	747	4.3%	329	5	0.0%	3.1%	3.1%	0.0%	0.0%
Recapture Agreements	5,383	—	—	—	—	—	—	—	—	—	—	—	—
	44,530	9,940,385	7,593,438	51,364	687	5.5%	284	69	17.3%	28.3%	25.8%	3.5%	46.2%

Pool 2
Original Pool	33,309	10,383,891	7,843,608	40,966	611	5.0%	317	69	11.0%	27.1%	22.9%	5.3%	53.6%
Recaptured Loans	4,030	—	726,797	3,685	750	4.3%	331	3	0.0%	0.7%	0.7%	0.0%	0.0%
Recapture Agreements	6,557	—	—	—	—	—	—	—	—	—	—	—	—
	43,896	10,383,891	8,570,405	44,651	623	4.8%	318	63	10.1%	24.9%	21.0%	4.9%	49.1%

Pool 3
Original Pool	31,663	9,844,114	8,039,505	49,890	677	4.3%	287	92	39.0%	20.0%	17.5%	3.0%	39.2%
Recaptured Loans	1,520	—	341,019	2,080	733	4.1%	329	2	0.0%	0.9%	0.9%	0.0%	0.0%
Recapture Agreements	5,755	—	—	—	—	—	—	—	—	—	—	—	—
	38,938	9,844,114	8,380,524	51,970	679	4.3%	289	88	37.4%	19.2%	16.8%	2.9%	37.6%

Pool 4
Original Pool	12,755	6,250,549	5,286,319	26,393	675	3.5%	309	83	58.0%	15.3%	7.3%	8.5%	40.0%
Recaptured Loans	421	—	94,814	484	752	4.2%	340	3	0.0%	0.2%	0.2%	0.0%	0.0%
Recapture Agreements	3,533	—	—	—	—	—	—	—	—	—	—	—	—
	16,709	6,250,549	5,381,133	26,877	676	3.5%	310	82	57.0%	15.0%	7.2%	8.4%	39.3%

Pool 5
Original Pool	121,009	47,572,905	39,967,801	172,125	655	4.5%	290	88	55.0%	14.8%	6.3%	9.0%	0.6%
Recapture Loans	93	—	21,230	74	755	3.6%	334	4	2.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	3,854	—	—	—	—	—	—	—	—	—	—	—	—
	124,956	47,572,905	39,989,031	172,199	655	4.5%	290	88	55.0%	14.8%	6.3%	9.0%	0.6%

Pool 11
Recapture Agreements	2,391	—	—	—	—	—	—	—	—	—	—	—	—
	2,391	—	—	—	—	—	—	—	—	—	—	—	—
Total/WA	$271,420	$83,991,844	$69,914,531	347,061	659	4.6%	294	82	43.4%	18.0%	11.6%	7.1%	34.7%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (C)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 1
Original Pool	10.1%	6.0%	1.9%	1.2%	4.2%	0.9%	2.7%
Recaptured Loans	0.5%	0.4%	0.1%	0.0%	0.1%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	8.8%	5.3%	1.7%	1.0%	3.7%	0.8%	2.3%

Pool 2
Original Pool	14.8%	5.3%	2.1%	1.6%	7.9%	1.0%	4.9%
Recaptured Loans	0.1%	0.2%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	13.6%	4.9%	1.9%	1.5%	7.2%	0.9%	4.5%

Pool 3
Original Pool	13.6%	4.6%	1.3%	1.0%	7.3%	2.2%	3.3%
Recaptured Loans	0.2%	0.2%	0.0%	0.0%	0.0%	0.0%	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	13.1%	4.4%	1.2%	1.0%	7.0%	2.1%	3.2%

Pool 4
Original Pool	17.0%	3.6%	1.7%	1.3%	10.5%	2.0%	4.2%
Recaptured Loans	0.0%	0.4%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	16.7%	3.5%	1.7%	1.3%	10.3%	2.0%	4.1%

Pool 5
Original Pool	25.1%	9.8%	2.0%	3.4%	15.7%	1.9%	4.9%
Recapture Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	25.1%	9.8%	2.0%	3.4%	15.7%	1.9%	4.9%

Pool 11
Recapture Agreements	—	—	—	—	—	—	—
	—	—	—	—	—	—	—
Total/WA	19.8%	7.6%	1.8%	2.4%	11.9%	1.7%	4.3%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

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

(D)	1 Month CPR or the constant prepayment rate represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(E)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(F)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

The following table summarizes the collateral characteristics as of June 30, 2013 of the loans underlying Excess MSR investments made through equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 67% interest in the Excess MSRs.

		Collateral Characteristics

	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (D)	1 Month CRR (E)	1 Month CDR (F)	1 Month Recapture Rate
Pool 6
Original Pool	$43,649	$12,987,190	$10,800,203	75,183	662	5.6%	307	52	0.0%	26.2%	22.5%	4.8%	20.5%
Recaptured Loans	490	—	349,152	721	717	3.5%	357	1	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	13,284	—	—	—	—	—	—	—	—	—	—	—	—
	57,423	12,987,190	11,149,355	75,904	664	5.5%	309	50	0.0%	25.5%	21.9%	4.6%	19.9%

Pool 7 (G)
Original Pool	112,559	37,965,199	34,244,919	234,275	682	5.1%	282	83	24.0%	22.5%	22.4%	0.1%	23.8%
Recaptured Loans	387	—	235,779	1,525	727	4.3%	325	1	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	25,965	—		—	—	—	—	—	—	—	—	—	—
	138,911	37,965,199	34,480,698	235,800	682	5.1%	282	82	23.8%	22.3%	22.2%	0.1%	23.6%

Pool 8 (H)
Original Pool	57,538	17,655,383	15,140,773	93,328	701	5.5%	292	73	14.0%	35.5%	34.4%	1.7%	38.3%
Recapture Loans	422	—	276,771	1,539	763	4.3%	322	1	0.0%	0.1%	0.1%	0.0%	0.0%
Recapture Agreements	14,103	—	—	—	—	—	—	—	—	—	—	—	—
	72,063	17,655,383	15,417,544	94,867	702	5.5%	293	72	13.7%	34.9%	33.8%	1.7%	37.6%

Pool 11
Original Pool	55,797	22,817,213	22,817,213	137,843	614	5.4%	294	68	4.0%	N/A	N/A	N/A	N/A
Recapture Agreements	27,669	—	—	—	—	—	—	—	—	—	—	—	—
	83,466	22,817,213	22,817,213	137,843	614	5.4%	294	68	4.0%	0.0%	0.0%	0.0%	0.0%
Total/WA	$351,863	$91,424,985	$83,864,810	544,414	665	5.3%	291	72	13.4%	19.0%	18.3%	1.0%	28.2%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (C)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 6
Original Pool	12.4%	6.2%	1.7%	1.7%	6.6%	0.6%	2.2%
Recaptured Loans	0.0%	0.0%	0.2%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	12.0%	6.0%	1.7%	1.6%	6.4%	0.6%	2.1%

Pool 7
Original Pool	12.4%	4.0%	1.0%	2.4%	6.2%	0.3%	3.7%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	12.3%	4.0%	1.0%	2.4%	6.2%	0.3%	3.7%

Pool 8
Original Pool	38.3%	3.4%	1.1%	1.3%	5.2%	0.3%	3.0%
Recapture Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	0.0%	—	—	—	—	—
	37.6%	3.3%	1.1%	1.3%	5.1%	0.3%	2.9%

Pool 11
Original Pool	7.3%	13.4%	2.3%	2.6%	6.5%	0.4%	2.5%
Recapture Agreements	—	—	—	—	—	—	—
	7.3%	13.4%	2.3%	2.6%	6.5%	0.4%	2.5%
Total/WA	15.6%	6.7%	1.5%	2.1%	6.1%	0.4%	3.0%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

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

(D)	1 Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(E)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(F)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(G)	Collateral information excludes $2.24 billion for which collateral data was not available as of the report date.

(H)	Collateral information excludes $1.25 billion for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics for the additional pools committed to and/or closed subsequent to June 30, 2013, of the loans underlying Excess MSR investments made through equity method investees (dollars in thousands). For each of these pools, New Residential owns a 50% interest in an entity that invested in a 67% interest in Excess MSRs.

	Collateral Characteristics (G)
	Unpaid Principal Balance	Number of Loans	WA Original FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)

Pool 9 (H)	$34,738,833	268,841	687	5.0%	305	44	4.0%
Pool 10 (H)	95,407,638	571,417	703	5.2%	269	90	42.7%
Total/Weighted Avg	$130,146,471	840,258	699	5.1%	279	78	32.4%

	Collateral Characteristics (G)
	Uncollected Payments (C)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy	1 Month CPR (D)	1 Month CRR (E)	1 Month CDR (F)

Pool 9 (H)	9.2%	3.9%	1.2%	4.8%	1.1%	0.2%	1.2%	23.2%	21.8%	1.8%
Pool 10 (H)	31.5%	3.5%	1.5%	19.3%	7.0%	2.5%	3.9%	16.9%	10.5%	7.2%
Total/Weighted Avg	25.6%	3.6%	1.4%	15.4%	5.4%	1.9%	3.2%	18.6%	13.5%	5.8%

(A)	WA Original FICO Score represents the FICO score at the time the loan was originated.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

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

(D)	1 Month CPR, or constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(E)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(F)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(G)	The collateral characteristics are presented as of May 31, 2013.

(H)
Pools 9 and 10 are transactions that were committed to in January 2013. The closings are subject to certain closing requirements and regulatory approvals. Pool 9 closed subsequent to June 30, 2013. See Note 15 to the Consolidated Financial Statements included herein.

For information about the weighted average yield of our investments in Excess MSRs and about the geographic diversification of the underlying loans, see Notes 3 and 6 to the consolidated financial statements included herein.

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

Agency ARM RMBS

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of June 30, 2013 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Total Amortized Cost Basis	Carrying Value (B)	Coupon	Margin	1st Coupon Adjustment (C)		Subsequent Coupon Adjustment (D)	Lifetime Cap (E)	Months to Reset (F)
1 - 12	22	$177,904	$188,060	16.8%	$189,177	2.6%	1.6%	N/A	(G)	2.0%	10.2%	6
13 - 24	23	351,821	373,352	33.3%	371,759	3.7%	1.8%	5.0%		2.0%	8.8%	20
25 - 36	18	457,100	481,752	43.0%	479,107	3.3%	1.8%	5.0%		2.0%	8.3%	32
Over 36	3	73,125	77,182	6.9%	75,899	2.9%	1.8%	5.0%		2.0%	7.9%	43
Total/WA	66	$1,059,950	$1,120,346	100.0%	$1,115,942	3.3%	1.8%	5.0%		2.0%	8.7%	24

(A)
Of these investments, 89.5% reset based on 12 month LIBOR index, 4.5% reset based on 6 month LIBOR Index, 1.5% reset based on 1 month LIBOR, and 4.5% reset based on the 1 year Treasury Constant Maturity Rate.  After the initial fixed period, 97% of these securities will reset annually and 3% will reset semi-annually.

(B)	Amortized cost basis and carrying value exclude $13.8 million of principal receivables as of June 30, 2013.

(C)	Represents the maximum change in the coupon at the end of the fixed rate period.

(D)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(E)	Represents the maximum coupon on the underlying security over its life.

(F)	Represents recurrent weighted average months to the next interest rate reset.

(G)
Not applicable as 20 of the securities (96% of the current face of this category) are past the first coupon adjustment period.  The remaining 2 securities (4% of the current face of this category) have a maximum change in the coupon of 5.0% at the end of the fixed rate period.

The following table summarizes the characteristics of our Agency ARM RMBS portfolio and of the collateral underlying our Agency ARM RMBS as of June 30, 2013 (dollars in thousands):

	Agency ARM RMBS Characteristics
Vintage (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (C)	Percentage of Total Amortized Cost Basis	Carrying Value	WAL (Years)
Pre-2005	12	$75,349	$79,650	7.1%	$80,288	4.7
2006	3	31,044	33,117	2.9%	33,178	2.7
2007	4	15,690	16,396	1.5%	16,653	5.9
2008	3	16,542	17,613	1.6%	17,648	4.4
2009	8	90,842	96,884	8.6%	96,748	2.7
2010	21	332,931	351,523	31.4%	350,550	2.3
2011	12	340,063	358,116	32.0%	355,721	2.5
2012 and later	3	157,489	167,047	14.9%	165,156	5.9
Total / WA	66	$1,059,950	$1,120,346	100.0%	$1,115,942	3.2

Collateral Characteristics
Vintage (A)	3 Month CPR (B)
Pre-2005	27.4%
2006	27.3%
2007	33.8%
2008	15.3%
2009	34.9%
2010	42.1%
2011	39.1%
2012 & After	29.8%
36.7%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

(C)	Amortized cost basis is net of principal receivable.

The following table summarizes the net interest spread of our Agency ARM RMBS portfolio as of June 30, 2013:

Net Interest Spread

Weighted Average Asset Yield	1.47%
Weighted Average Funding Cost	0.39%
Net Interest Spread	1.08%

Non-Agency RMBS

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2013:

		Non- Agency RMBS Characteristics
Vintage (A)	Average Minimum Rating (B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)	Excess Spread (D)	Weighted Average Life (Years)

Pre 2004	CCC-	46	$48,279	$39,441	5.2%	$40,886	14.4%	3.0%	3.5
2004	B-	9	66,242	41,109	7.1%	47,931	15.2%	4.4%	3.6
2005	CC	9	100,625	74,299	10.9%	71,655	15.5%	3.8%	4.8
2006	CC	18	486,668	302,610	52.4%	310,694	2.0%	3.7%	3.9
2007 and later	CC	16	226,089	148,376	24.4%	158,287	8.9%	4.0%	3.1
Total / WA	CC	98	$927,903	$605,835	100.0%	$629,453	6.7%	3.8%	3.8

	Collateral Characteristics
Vintage (A)	Average Loan Age (years)	Collateral Factor (E)	3 month CPR (F)	Delinquency (G)	Cumulative Losses to Date
Pre 2004	10.3	0.08	16.0%	14.5%	1.3%
2004	8.8	0.08	12.0%	19.2%	3.6%
2005	8.1	0.11	15.0%	23.9%	6.3%
2006	6.9	0.28	16.0%	30.6%	24.1%
2007 and later	6.1	0.37	16.0%	34.3%	29.4%
Total / WA	7.2	0.26	15.0%	29.1%	20.4%

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.  We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2013.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.

(D)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ending June 30, 2013.

(E)	The ratio of original unpaid principal balance of loans still outstanding.

(F)	Three month average constant prepayment rate and default rates.

(G)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of June 30, 2013 (dollars in thousands):

Geographic Location	Outstanding Face Amount	Percentage
Western U.S.	$346,056	37.3%
Northeastern U.S.	219,197	23.6%
Southeastern U.S.	190,998	20.6%
Midwestern U.S.	98,933	10.7%
Southwestern U.S.	72,719	7.8%
	$927,903	100.0%

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of June 30, 2013:

Net Interest Spread
Weighted Average Asset Yield	4.87%
Weighted Average Funding Cost	2.03%
Net Interest Spread	2.84%

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

The following table summarizes the loan characteristics of our reverse mortgage loans as of June 30, 2013 (dollars in thousands):

	Collateral Characteristics
	Outstanding Face Amount	Loan Count	Weighted Average Coupon (B)	Weighted Average Life (Years) (C)	Floating Rate as a % of Face Amount

Reverse Mortgage Loans (A)	$56,730	328	5.1%	4.1	20.7%

(A)	80% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans.

(B)	Represents the stated interest rate on the loans. Accrued interest on reverse mortgage loans is generally added to the principal balance and paid when the loan is resolved.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

Consumer Loans

On April 1, 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”) a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012.  The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation.  The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf Finance, Inc. (“Springleaf”), which is majority-owned by Fortress funds managed by our Manager, acquired 47%, and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf will be the servicer of the loans and will provide all servicing and advancing functions for the portfolio.

The table below summarizes the collateral characteristics of the consumer loans as of June 30, 2013 (dollars in thousands):

	Collateral Characteristics
	Unpaid Principal Balance	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	WA Original FICO Score (A)	WA Coupon	Adjustable Rate Loan % (B)	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	3 Month CRR (D)	3 Month CDR (E)

Consumer Loan	$3,675,979	68.0%	32.0%	369,581	622	18.6%	12.1%	94	4.5	3.6%	2.1%	4.6%	14.9%	10.0%

(A)	WA original FICO score represents the FICO score at the time the loan was originated.

(B)	The weighted average margin, floor and ceiling on variable loans are 16.08%, 1.31% and 22.29%, respectively.

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments and other operating expenses, and the repayment of borrowings, as well as dividends.

We have funded the acquisition of our Excess MSRs on an unlevered basis, but we may invest in Excess MSRs on a levered basis in the future. Our primary source of financing currently is, repurchase agreements, although we may also pursue other sources of financing such as securitizations, and other secured and unsecured forms of borrowing. As of June 30, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $413.1 million to finance Non-Agency RMBS and approximately $1.1 billion to finance Agency ARM RMBS. These agreements, which had 30 day terms, were subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or "haircut," which can range broadly, for example from 5% for Agency ARM RMBS to between 20% and 40% for Non-Agency RMBS. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or "margin") in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and Agency ARM RMBS, to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described under "Market Considerations" as well as Part II, Item 1A, "Risk Factors." If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this short-fall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans, (ii) unrealized gains or losses on our Excess MSRs owned directly and through equity method investees, and (iii) other-than-temporary impairment on our securities, if any. In addition, cash received by our consumer loan joint ventures is currently required to be used to repay the related debt and is therefore, not available to fund other cash needs.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

●
Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors', counterparties' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available. Our business strategy is dependent upon our ability to finance our real estate securities and loans at rates that provide a positive net spread.

●
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

Debt Obligations

The following table provides additional information regarding short-term borrowings (dollars in thousands). These short-term borrowings were used to finance certain of our investments in Agency ARM RMBS and Non-Agency RMBS. The Agency ARM RMBS and Non-Agency RMBS repurchase agreements have full recourse to New Residential. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency ARM RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 5% and 32%, respectively, during the six months ended June 30, 2013.

		Six Months Ended June 30, 2013
	Outstanding Balance at June 30, 2013	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Agency ARM RMBS	$1,061,250	$507,950	$1,069,116	0.39%	0.1
Non-Agency RMBS	413,088	224,500	413,088	2.13%	0.1
Total/WA	$1,474,338	$732,450	$1,482,204	0.85%	0.1

On August 1, 2013, a subsidiary of New Residential entered into a master repurchase agreement with Alpine Securitization Corp., an asset-backed commercial paper facility sponsored by Credit Suisse AG, and established a maximum borrowing capacity of $350 million collateralized by its Non-Agency RMBS. This agreement is subject to customary loan covenants and events of default provisions including a 50% market capitalization decline provision, as well as a two to one indebtedness to tangible net worth provision. The one year term facility is set to expire in August 2014 and is not subject to margin call provisions. The financing bears interest at LIBOR plus an applicable margin as stated below:

Monthly Payment Date	Applicable Margin
August 2013 through October 2013	2.25%
November 2013 through January 2014	2.50%
February 2014 through April 2014	3.00%
May 2014 through August 2014	3.50%

Stockholder's Equity

Common Stock

On April 29, 2013, New Residential's certificate of incorporation was amended so that its authorized capital stock now consists of 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. After completion of the spin-off, there are 253,025,645 outstanding shares of common stock which is based on the number of Newcastle's shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock.

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

As of June 30, 2013, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $14.70 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013 (as well as options issued by New Residential to its directors in 2013) had a weighted average strike price of $4.14. Our outstanding options at June 30, 2013 were summarized as follows:

	Issued Prior to 2011	Issued in 2011, 2012 and 2013	Total
Held by the manager	1,751,172	15,984,166	17,735,338
Issued to the Manager and subsequently transferred to certain of the Manager's employees	701,937	3,010,000	3,711,937
Issued to the independent directors	2,000	10,000	12,000
Total	2,455,109	19,004,166	21,459,275

New Residential declared a quarterly dividend of $0.07 per common share for the quarter ended June 30, 2013, based on earnings for the period May 16, 2013 to June 30, 2013, which was paid in July 2013.

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2013, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2012	$15,526
Net unrealized gain (loss) on securities	(10)
Reclassification of net realized (gain) loss on securities into earnings	3,698
Accumulated other comprehensive income, June 30, 2013	$19,214

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2013, New Residential recorded OTTI charges of $3.8 million with respect to real estate securities. Based on Newcastle management’s analysis of these securities, Newcastle determined it did not have the intent to hold these securities past May 15, 2013. Any remaining unrealized losses on New Residential's securities were primarily the result of market factors, rather than issue-specific credit impairment.

See "Market Considerations" above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities increased approximately $18.1 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  This change resulted primarily from the factors described below:

•
Operating cash flows increased by $23.9 million as a result of an increase in net interest income received of $18.7 million and an increase in distributions of earnings from equity method investees of $5.6 million.  These increases were partially offset by an increase in general and administrative expenses paid of $0.5 million.

•
Cash proceeds from investments, in excess of interest income, increased by $39.2 million primarily due to proceeds received from Excess MSRs and real estate securities, which was driven by New Residential’s additional acquisitions.

•
Net cash proceeds deemed as capital distributions to Newcastle increased by $45.0 million primarily due to an increase in cash proceeds from investments, in excess of interest income, of $39.2 million and an increase in operating cash flow deemed as capital distributions prior to the contribution of cash by Newcastle to New Residential.

Investing Activities

Investing activities provided (used) ($178.3) million for the six months ended June 30, 2013.  No cash flow from investing activities was recorded prior to the date of contribution of cash by Newcastle to New Residential.  Investing activities after this date consisted primarily of the purchase of real estate securities and the acquisition of excess mortgage servicing rights, net of principal repayments from Agency RMBS and Non-Agency RMBS, and the return of investments in excess mortgage servicing rights.

Financing Activities

Financing activities provided approximately $369.9 million during the six months ended June 30, 2013.  No cash flow from financing activities was recorded prior to the date of contribution of cash by Newcastle to New Residential.  Financing activities after this date consisted primarily of borrowings net of repayments under repurchase agreements, and capital contributions by Newcastle.

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

New Residential declared a quarterly dividend of $0.07 per common share for the quarter end June 30, 2013, based on earnings for the period May 16, 2013 to June 30, 2013, which was paid in July 2013.

OFF-BALANCE SHEET ARRANGEMENTS

On April 1, 2013, we completed the consumer loan purchase through a number of joint venture companies. The purchase price of approximately $3.0 billion was financed with approximately $2.2 billion of asset-backed notes within such companies. These notes have an interest rate of 3.75% and a maturity of April 2021. New Residential has a 30% membership interest in the Consumer Loan Companies and does not consolidate them.

We did not have any other off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2013 included repurchase agreements on certain Agency ARM RMBS and Non-Agency RMBS, our agreements with Nationstar with respect to certain Excess MSR transactions, including commitments for pending acquisitions, and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee, incentive compensation and the reimbursement of certain expenses.

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

CORE EARNINGS

New Residential has four primary variables that impact its operating performance:  (i) the current yield earned on its investments, (ii) the interest expense incurred under its debt, (iii) its operating expenses and (iv) its realized and unrealized gain or losses, including any impairment, on its investments.  “Core earnings” is a non-GAAP measure of the operating performance of New Residential excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis.  It is used by management to gauge the current performance of New Residential without taking into account gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance.  Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify the operating performance of the asset that form the core of our activity, assist in comparing the core operating results between periods, and enable investors to evaluate New Residential’s current performance using the same measure that management uses to operate the business.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the difference between cash flow provided by operations and net income, see "Liquidity and Capital Resources" above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands).

	Three Months Ended June 30, 2013		Three Months Ended June 30,		Six Months Ended June 30,
	April 1 - May 15	May 16 - June 30	2013	2012	2013	2012

Income available for common shareholders	$24,572	$84,650	$109,222	$6,474	$122,297	$9,162
Impairment	3,756	—	3,756	—	3,756	—
Other Income	(20,298)	(77,884)	(98,182)	(3,523)	(101,009)	(4,739)
Core earnings of equity method investees
Excess mortgage servicing rights	1,716	1,147	2,863	—	5,409	—
Consumer loans	9,986	9,807	19,793	—	19,793	—
Core Earnings	$19,732	$17,720	$37,452	$2,951	$50,246	$4,423

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that New Residential is exposed to are interest rate risk, prepayment speed risk, credit spread risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or results of operations, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies."

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

However, increases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates.  See further disclosure regarding Agency ARM RMBS under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Portfolio – Agency ARM RMBS” for information about the reset terms and “Management’s Discussion and Analysis of Financial Conditions as Results of Operations – Liquidity and Capital Resources – Debt Obligations” for information about related debt.

As of June 30, 2013, a 100 basis point increase in short term interest rates would increase our earnings by approximately $5.0 million per annum, based on the current net floating rate exposure from our investments and financings.

Second, changes in the level of interest rates also affect the yields required by the marketplace on interest rate instruments. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, to the extent the related assets are expected to be held, as their fair value is not relevant to their underlying cash flows. As long as these fixed rate assets continue to perform as expected, our cash flows from these assets would not be affected by increasing interest rates. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in certain cases, our net income.

As of June 30, 2013, a 100 basis point change in short term interest rates would impact New Residential's net book value by approximately $0.4 million, based on the current net fixed rate exposure from our investments.

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

Our Excess MSRs and consumer loans are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs to decrease and the value of consumer loans to increase. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs to increase and the value of consumer loans to decrease.  To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs and consumer loans as interest rates change.  However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments.  The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under "—Prepayment Speed Exposure."

Prepayment Speed Exposure

Prepayment speeds significantly affect the value of Excess MSRs and consumer loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.  Conversely, a significant decrease in prepayment speeds with respect to our consumer loans could delay our expected cash flows and reduce the yield on this investment.

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

Please refer to the table in "- Application of Critical Accounting Policies - Excess MSRs" for an analysis of the sensitivity of these investments to changes in certain market factors.

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

As of June 30, 2013, a 25 basis point movement in credit spreads would impact New Residential's net book value by approximately $12.4 million, assuming a static portfolio of current investments and financings, but would not directly affect New Residential's earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in Excess MSRs, loans and securities to make required interest and principal payments on the scheduled due dates. We may also invest in loans and Non-Agency RMBS which represent "first loss" pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency ARM RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully read and consider the following risk factors and all other information in this report in evaluating us and our common stock. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT, and (v) Risks Related to Our Common Stock.  However, these categories do overlap and should not be considered exclusive.

RISKS RELATED TO OUR BUSINESS

We have a very limited operating history as an independent company and may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders. The financial information included in this report may not be indicative of the results we would have achieved as a separate stand-alone company and are not a reliable indicator of our future performance or results.

We have very limited experience operating as an independent company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. We were formed in September 2011 as a subsidiary of Newcastle Investment Corp. ("Newcastle") and spun-off from Newcastle on May 15, 2013. We completed our first investment in Excess MSRs in December 2011, and our Manager has limited experience with transactions involving GSEs. The timing, terms, price and form of consideration that we and servicers pay in future transactions may vary meaningfully from prior transactions.

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

We did not operate as a separate, stand-alone company for the entirety of the historical periods presented in the financial information included in this report, which has been derived from Newcastle's historical financial statements. Therefore, the financial information in this report does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our separation from Newcastle. This is primarily a result of the following factors:

●	The financial results in this report do not reflect all of the expenses we will incur as a public company;

●
The working capital requirements and capital for general corporate purposes for our assets were satisfied prior to the spin-off as part of Newcastle's corporate-wide cash management policies. Newcastle is not required, and does not intend, to provide us with funds to finance our working capital or other cash requirements, so we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

●
Our cost structure, management, financing and business operations are significantly different as a result of operating as an independent public company. These changes result in increased costs, including, but not limited to, fees paid to our Manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE.

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

When we invest in Excess MSRs, we base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. We record Excess MSRs on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from Excess MSRs, and the determination of the fair value of Excess MSRs, are based on assumptions about various factors, including, but not limited to:

●	rates of prepayment and repayment of the underlying mortgage loans;

●	interest rates;

●	rates of delinquencies and defaults; and

●	recapture rates.

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

We are party to "recapture agreements" whereby we receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We believe that recapture agreements will mitigate the impact on our returns of a rise in voluntary prepayment rates. There are no assurances, however, that servicers will enter into recapture agreements with us in connection with any future investment in Excess MSRs. If the servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for each of our current recapture agreements is stated in the table in Note 9 to our consolidated financial statements included herein.

We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments in Excess MSRs, Non-Agency RMBS and Consumer loans is dependent on the satisfactory performance of servicing obligations by the mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the "Servicing Guidelines"). Servicing Guidelines generally provide for the possibility for termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced. In the event a mortgage owner terminates the servicer, the related Excess MSRs would under most circumstances lose all value on a going forward basis. It is expected that any termination by a mortgage owner of a servicer would take effect across all mortgages of such mortgage owner and would not be limited to a particular vintage or other subset of mortgages. Therefore, to the extent we make multiple investments relating to mortgages owned by the same owner and serviced by the same servicer, it is expected that all such investments would lose all their value in the event of the termination of the servicer by the mortgage owner. Nationstar is the servicer of the loans underlying all of our investments in Excess MSRs and Non-Agency RMBS to date and Springleaf is or will be the servicer of all of the Consumer loans we have invested in to date. See "—We have significant counterparty concentration risk in Nationstar and Springleaf and are subject to other counterparty concentration and default risks."

As a result, we could be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans due to:

●	its failure to comply with applicable laws and regulation;

●	a downgrade in its servicer rating;

●	its failure to maintain sufficient liquidity or access to sources of liquidity;

●	its failure to perform its loss mitigation obligations;

●	its failure to perform adequately in its external audits;

●	a failure in or poor performance of its operational systems or infrastructure;

●	regulatory scrutiny regarding foreclosure processes lengthening foreclosure timelines;

●	a GSE's or a whole-loan owner's transfer of servicing to another party; or

●	any other reason.

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

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying our Excess MSRs could result in:

●	the validity and priority of our ownership in the Excess MSRs being challenged in a bankruptcy proceeding;

●	payments made by such servicer to us, or obligations incurred by it, being voided by a court under federal or state preference laws or federal or state fraudulent conveyance laws;

●	a re-characterization of any sale of Excess MSRs or other assets to us as a pledge of such assets in a bankruptcy proceeding; or

●	any agreement pursuant to which we acquired the Excess MSRs being rejected in a bankruptcy proceeding.

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

To date, all of our co-investments in Excess MSRs relate to loans serviced by Nationstar. If Nationstar is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, a vast majority of our Non-Agency RMBS are (or are expected to be) serviced by Nationstar. Furthermore, Nationstar has no obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties other than Nationstar from which to acquire Excess MSRs, which could impact our business strategy.

In addition, the consumer loans in which we have invested are or will be serviced by Springleaf. If Springleaf is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments could be severely impacted.

Moreover, we are party to repurchase agreements with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty, which would have a material adverse effect on our financial condition.

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

Counterparty risks have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Lehman Brothers) and the consequent decrease in the number of potential counterparties. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which could negatively impact us in several ways, including by decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

GSE initiatives and other actions may adversely affect returns from investments in Excess MSRs.

On January 17, 2011, the Federal Housing Finance Agency ("FHFA") announced that it had instructed Fannie Mae and Freddie Mac to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is unclear what the GSEs, including Fannie Mae or Freddie Mac, may propose as alternatives to current servicing compensation practices, or when any such alternatives may become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by Fannie Mae or Freddie Mac, it is possible that, because of the significant role of Fannie Mae or Freddie Mac in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any Excess MSRs that we may acquire in the future.

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

Our investments in Excess MSRs may involve complex or novel structures.

Investments in Excess MSRs are a new type of transaction and may involve complex or novel structures. Accordingly, the risks associated with the transaction and structure are not fully known to buyers or sellers. GSEs may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in Excess MSRs. GSE conditions may diminish or eliminate the investment potential of certain Excess MSRs by making such investments too expensive for us or by severely limiting the potential returns available from Excess MSRs. It is possible that a GSE's views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. A GSE's evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs may cause such GSE to impose new conditions on our existing investments in Excess MSRs, including the owner's ability to hold such Excess MSRs directly or indirectly through a grantor trust or other means. Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs that are already owned by us. Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural or economic changes, as well as agree to indemnification or other terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments.

Many of our investments may be illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.

Many of our investments are illiquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof.

Excess MSRs are highly illiquid and subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner's prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner.

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

In addition, some of our real estate related securities may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. There are also no established trading markets for a majority of our intended investments. Moreover, certain of our investments, including our investments in consumer loans and certain investments in Excess MSRs, are made indirectly through a vehicle that owns the underlying assets. Our ability to sell our interest may be contractually limited or prohibited. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

Our real estate related securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. A disruption in these trading markets could reduce the trading for many real estate related securities, resulting in less transparent prices for those securities, which would make selling such assets more difficult. Moreover, a decline in market demand for the types of assets that we hold would make it more difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Market conditions could negatively impact our business, results of operations and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

●	Interest rates and credit spreads;

●	The availability of credit, including the price, terms and conditions under which it can be obtained;

●	The quality, pricing and availability of suitable investments and credit losses with respect to our investments;

●	The ability to obtain accurate market-based valuations;

●	Loan values relative to the value of the underlying real estate assets;

●	Default rates on the loans underlying our investments and the amount of the related losses;

●	Prepayment speeds, delinquency rates and legislative/regulatory changes with respect to our investments in Excess MSRs, RMBS and loans;

●	The actual and perceived state of the real estate markets, market for dividend-paying stocks and public capital markets generally;

●	Unemployment rates; and

●	The attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008 as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, market conditions have generally improved, but they could deteriorate in the future as a result of the mandatory reductions in federal spending beginning in 2013 or other factors.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation's largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our Non-Agency RMBS. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the Non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement is a "credit" to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of our RMBS.

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

In general, the mortgages collateralizing our real estate related securities may be prepaid at any time without penalty. Prepayments on our real estate related securities result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular security, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such securities. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty, and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of our real estate related securities may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

With respect to Agency ARM RMBS, we intend to purchase securities that have a higher coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we would then pay a premium over par value to acquire these securities. In accordance with GAAP, we will amortize the premiums on our Agency ARM RMBS over the life of the related securities. If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability. Defaults on Agency ARM RMBS typically have the same effect as prepayments because of the underlying Agency guarantee.

Prepayments, which are the primary feature of mortgage backed securities that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time. As the holder of the security, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular security as the underlying mortgages are prepaid. In general, on the date each month that principal prepayments are announced (i.e., factor day), the value of our real estate related security pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency ARM RMBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments. However, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency ARM RMBS and, prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business. If our real estate related securities were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional real estate related securities or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the real estate related securities that prepay.

Prepayments may have a negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on our Agency ARM RMBS, the amount of unamortized premium on our real estate related securities, the rate at which prepayments are made on our Non-Agency RMBS, the reinvestment lag and the availability of suitable reinvestment opportunities.

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

We finance a meaningful portion of our investments in RMBS with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, we will sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—which can be as short as 30 days—the counterparty will make funds available to us and hold the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we will be required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend—or "roll"—the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternative sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $413 million to finance Non-Agency RMBS and approximately $1.1 billion to finance Agency ARM RMBS. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

Risks associated with our investment in the consumer loan sector could have a material adverse effect on our business and financial results.

We recently completed an investment in the consumer loan sector. Although many of the risks applicable to consumer loans are also applicable to residential real estate loans, and thus the type of risks that we have experience managing, there are nevertheless substantial risks and uncertainties associated with engaging in a new category of investment. There may be factors that affect the consumer loan sector with which we are not as familiar compared to the residential mortgage loan sector. Moreover, our underwriting assumptions for these investments may prove to be materially incorrect. It is also possible that the addition of consumer loans to our investment portfolio could divert our Manager's time away from our other investments. Furthermore, external factors, such as compliance with regulations, may also impact our ability to succeed in the consumer loan investment sector. Failure to successfully manage these risks could have a material adverse effect on our business and financial results.

The consumer loans underlying our investments are subject to delinquency and loss, which could have a negative impact on our financial results.

The ability of borrowers to repay the consumer loans underlying our investments may be adversely affected by numerous personal factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay the consumer loans in our investment portfolio. In the event of any default under a loan in the consumer loan portfolio in which we have invested, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral securing the loan, if any, and the principal and accrued interest of the loan. In addition, our investments in consumer loans may entail greater risk than our investments in residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could have a negative impact on our financial results.

The servicer of the loans underlying our consumer loan investment may not be able to accurately track the default status of senior lien loans in instances where our consumer loan investments are secured by second or third liens on real estate.

A portion of our investment in consumer loans is secured by second and third liens on real estate. When we hold the second or third lien another creditor or creditors, as applicable, holds the first and/or second, as applicable, lien on the real estate that is the subject of the security. In these situations, our second or third lien is subordinate in right of payment to the first and/or second, as applicable, holder's right to receive payment. Moreover, as the servicer of the loans underlying our consumer loan portfolio is not able to track the default status of a senior lien loan in instances where we do not hold the related first mortgage, the value of the second or third lien loans in our portfolio may be lower than our estimates indicate.

The consumer loan investment sector is subject to various initiatives on the part of advocacy groups and extensive regulation and supervision under federal, state and local laws, ordinances and regulations, which could have a negative impact on our financial results.

In recent years consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on the types of short-term consumer loans in which we have invested. Such consumer advocacy groups and media reports generally focus on the Annual Percentage Rate to a consumer for this type of loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The fees charged on the consumer loans in the portfolio in which we have invested may be perceived as controversial by those who do not focus on the credit risk and high transaction costs typically associated with this type of investment. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the consumer loan products in which we have invested could significantly decrease. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations in the area.

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") (which, among other things, established the Consumer Finance Protection Bureau with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans underlying our investments, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments, which could have a negative impact on our financial results.

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

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our Manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our Manager determines that bearing such risk is advisable or unavoidable (which we expect to be the case generally with respect to the Agency ARM RMBS in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, since the 2008 recession, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our investments in Excess MSRs, RMBS, consumer loans and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or "yield curves," affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate related securities at attractive prices, the value of our real estate related securities and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market condition, REIT rules or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition and results of operations. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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

Interest rate changes may also impact our net book value as our real estate related securities are marked to market each quarter. Debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

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

In August 2011, the SEC issued a concept release pursuant to which it solicited public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act. The SEC solicited views about the application of the 1940 Act to mortgage REITs and suggestions on the steps that the SEC should take to provide greater clarity, consistency or regulatory certainty with respect to Section 3(c)(5)(C). The SEC noted that in light of the evolution of mortgage REITs and the development of new and complex mortgage-related instruments, the SEC was reviewing interpretive issues under Section 3(c)(5)(C) and the sufficiency of SEC guidance pursuant to which such companies make judgments regarding their qualification under Section 3(c)(5)(C). The SEC sought comments on topics including the operation of mortgage REITs and their role in the mortgage markets; the similarities and differences between mortgage REITs and investment companies, the nature of the assets that qualify for purposes of the exemption, the sufficiency of the SEC's guidance with respect to such assets, types of assets where further guidance may be needed and whether the existing asset qualification tests are appropriate; and whether mortgage REITs should be regulated in a manner similar to investment companies. The SEC requested comments on the concept release by November 7, 2011. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretative guidance, and we cannot predict what form any such rulemaking or interpretive guidance may take. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding these exemptions, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our failure to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations in order to maintain our exemption from registration as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could have a material adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, our ability to make distributions and other matters. Maintenance of our exemption under the 1940 Act generally limits the amount of our investments in non-real estate related assets to no more than 20% of our total assets. To the extent we acquire significant non-real estate related assets in the future, in order to maintain our exemption under the 1940 Act, we may need to offset those acquisitions with additional qualifying assets which may not generate risk-adjusted returns as attractive as those generated by the non-real estate related assets.

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

Furthermore, we currently do not intend to build a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and Nationstar may be unwilling or unable to act as servicer or subservicer on any Excess MSRs acquisition we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisitions of this type could adversely affect our future operating results.

The valuations of our assets are subject to uncertainty since most of our assets are not traded in an active market.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values, as was the case in 2008. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on the loans underlying our securities and our Excess MSRs, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Compliance with changing regulation of corporate governance and public disclosure has and will continue to result in increased compliance costs and pose challenges for our management team.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material effect on our financial condition and results of operations.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress may seek to acquire the same or similar types of assets that we may seek to acquire. These affiliates currently have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. For example, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.1 billion and $600 million in capital commitments, respectively. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

Our Management Agreement with our Manager generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives. Our Manager intends to engage in additional real estate related management and real estate and other investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person's capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person's fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.

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

It would be difficult and costly for us to terminate our Management Agreement with our Manager. The Management Agreement may only be terminated annually upon (i) the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our Manager will be provided 60 days' prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the twelve-month period preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

The ownership by our executive officers and directors of shares of common stock, options, or other equity awards of Newcastle may create, or may create the appearance of, conflicts of interest.

Some of our directors, officers and other employees of our Manager hold positions with Newcastle and own Newcastle common stock, options to purchase Newcastle common stock or other equity awards. Such ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Newcastle than they do for us.

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

The Dodd-Frank Act imposes mandatory clearing and will impose exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as "swap-dealers," "security-based swap dealers," "major swap participants" and "major security-based swap participants," who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

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

Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees without the direct support of the U.S. federal government, on July 30, 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in their respective debt and MBS.

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

The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle fails to qualify as a REIT, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although Newcastle represented in the Separation and Distribution Agreement that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, and covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle's taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle's failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

Our failure to qualify as a REIT would cause our stock to be delisted from the NYSE.

The NYSE requires, as a condition to the listing of our shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our shares would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and would likely cause the market volume of the shares trading to decline.

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

We enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that, for purposes of the REIT asset and income tests, we should be treated as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding that those agreements generally transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we might fail to qualify as a REIT.

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

Based on IRS guidance concerning the classification of Excess MSRs, we intend to treat our Excess MSRs as ownership interests in the interest payments made on the underlying mortgage loans, akin to an "interest only" strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each Excess MSR is treated as a bond that was issued with original issue discount on the date we acquired such Excess MSR. In general, we will be required to accrue original issue discount based on the constant yield to maturity of each Excess MSR, and to treat such original issue discount as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an Excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the Excess MSR. If the mortgage loans underlying an Excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of original issue discount will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an Excess MSR that exceeds the amount of cash collected in respect of that Excess MSR. Furthermore, it is possible that, over the life of the investment in an Excess MSR, the total amount we pay for, and accrue with respect to, the Excess MSR may exceed the total amount we collect on such Excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize "phantom income" over the life of an Excess MSR.

Other debt instruments that we may acquire, including consumer loans, may be issued with, or treated as issued with, original issue discount. Those instruments would be subject to the original issue discount accrual and income computations that are described above with regard to Excess MSRs.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we currently hold some of our assets through taxable REIT subsidiaries ("TRS"). Such subsidiaries will be subject to corporate level income tax at regular rates.

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

●
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

●
part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and

●
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

We may purchase and sell Agency ARM RMBS through "to-be-announced" forward contracts ("TBAs") and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. To the extent we enter into any TBAs in the future, we intend to treat such TBAs as qualifying assets for purposes of the REIT asset tests, and we intend to treat income and gains from such TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion we would expect to receive from Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency ARM RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of such TBAs should be treated as gain from the sale or disposition of the underlying Agency ARM RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP would be based on various assumptions relating to any TBAs that we may enter into and would be conditioned upon fact-based representations and covenants made by our management regarding such TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the conclusions of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

Our common stock began trading (on a when-issued basis) on the New York Stock Exchange on May 2, 2013. There can be no assurance that an active trading market for our common stock will develop or be sustained in the future, and the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

●	a shift in our investor base;

●	our quarterly or annual earnings, or those of other comparable companies;

●	actual or anticipated fluctuations in our operating results;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	announcements by us or our competitors of significant investments, acquisitions or dispositions;

●	the failure of securities analysts to cover our common stock;

●	changes in earnings estimates by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	overall market fluctuations; and

●	general economic conditions.

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

Your percentage ownership in New Residential may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan (the "Plan")

which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 30,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

We may incur or issue debt or issue equity, which may negatively affect the market price of our common stock.

We may in the future incur or issue debt or issue equity or equity-related securities. Upon our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock.

Any preferred stock issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

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

●	a classified board of directors with staggered three-year terms;

●
amendment of provisions in our certificate of incorporation and bylaws regarding the election of directors, classes of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

●
amendment of provisions in our certificate of incorporation regarding corporate opportunity only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

●	removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;

●	our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;

●	advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;

●
a prohibition, in our certificate of incorporation, stating that no holder of shares of our common stock will have cumulative voting rights in the election of directors, which means that the holders of a majority of the issued and outstanding shares of common stock can elect all the directors standing for election; and

●
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 1, 2013, we amended our Management and Advisory Agreement dated as of May 15, 2013 and entered into an Amended and Restated Management and Advisory Agreement with our manager (as amended and restated from time to time, the “Management Agreement”). The amendment solely makes an adjustment to the calculation of Incentive Compensation (as defined in the Management Agreement).

As a result of the amendment, the operating performance of our investments in Excess MSRs, including investments in Excess MSRs held through equity method investees, and consumer loans will be factored into the calculation of Incentive Compensation on the basis of our core earnings rather than our GAAP results. The primary difference between core earnings and GAAP results is the timing of income recognition.   The effect of the amendment in the second quarter of 2013 is a reduction in the amount of Incentive Compensation payable by us to our manager, mainly as a result of the exclusion from core earnings of unrealized gains on the Excess MSRs.  The foregoing summary is not complete and is qualified in its entirety by reference to the Management Agreement, which is filed as an exhibit hereto.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 15, 2013)

10.1	Management and Advisory Agreement between the Registrant and FIG LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 17, 2013)

10.2	Amended and Restated Management and Advisory Agreement between the Registrant and FIG LLC, dated August 1, 2013

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

10.4
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

10.6
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

10.10
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

Exhibit Number	Exhibit Description
10.12
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

10.18
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

10.22
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
10.24
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

10.26
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

10.34
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

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

August 8, 2013

By:	/s/ Robert Williams
Robert Williams
Chief Financial Officer and Treasurer

August 8, 2013

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Principal Accounting Officer

August 8, 2013