Form 10-Q
period 2013-09-30
New Residential Investment Corp.
filed 2013-11-12
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes ☒  No ☐

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

Common stock, $0.01 par value per share: 253,186,279 shares outstanding as of November 8, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

●
the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), U.S. government programs intended to stabilize the economy, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and legislation that permits modification of the terms of loans;

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. New risks and uncertainties arise from time to time, and it is impossible for us to preduct those events or how they may affect us.

We caution that you should not place undue reliance on any of our forward-looking statements, which reflect our management’s views only as of the date of this report. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Real estate securities, available-for-sale	$1,861,200	$289,756
Investments in excess mortgage servicing rights, at fair value	307,568	245,036
Investments in excess mortgage servicing rights, equity method investees, at fair value	358,032	—
Investments in consumer loans, equity method investees	192,498	—
Residential mortgage loans, held-for-investment	33,060	—
Cash and cash equivalents	172,203	—
Other assets	7,283	84
	$2,931,844	$534,876

Liabilities and Equity

Liabilities
Repurchase agreements	$1,467,934	$150,922
Trades payable	149,181	—
Due to affiliates	7,109	5,136
Dividends payable	44,308	—
Accrued expenses and other liabilities	2,276	462
	1,670,808	156,520

Commitments and contingencies

Stockholders’ Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 253,186,279 issued and outstanding at September 30, 2013	2,532	—
Additional paid-in capital	1,157,040	362,830
Retained earnings	85,776	—
Accumulated other comprehensive income	15,688	15,526
Total Stockholders’ Equity	1,261,036	378,356
	$2,931,844	$534,876

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest income	$21,885	$12,295	$61,075	$18,811
Interest expense	3,443	298	6,993	298
Net Interest Income	18,442	11,997	54,082	18,513

Impairment
Other-than-temporary impairment (“OTTI”) on securities	—	—	3,756	—
Net interest income after impairment	18,442	11,997	50,326	18,513

Other Income
Change in fair value of investments in excess mortgage servicing rights	208	1,774	43,899	6,513
Change in fair value of investments in excess mortgage servicing rights, equity method investees	20,645	—	41,741	—
Earnings from investments in consumer loans, equity method investees	24,129	—	60,293	—
Gain on settlement of securities	11,213	—	11,271	—
	56,195	1,774	157,204	6,513

Operating Expenses
General and administrative expenses	2,538	686	5,859	2,363
Management fee allocated by Newcastle	—	1,317	4,134	1,733
Management fee to affiliate	4,484	—	6,747	—
Incentive compensation to affiliate	4,470	—	5,348	—
	11,492	2,003	22,088	4,096

Net Income	$63,145	$11,768	$185,442	$20,930

Income Per Share of Common Stock
Basic	$0.25	$0.05	$0.73	$0.08
Diluted	$0.24	$0.05	$0.72	$0.08

Weighted Average Number of Shares of Common Stock Outstanding
Basic	253,072,788	253,025,645	253,041,532	253,025,645
Diluted	259,889,285	253,025,645	256,549,947	253,025,645

Dividends Declared per Share of Common Stock	$0.175	$—	$0.245	$—

See notes to consolidated financial statements.

 NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$63,145	$11,768	$185,442	$20,930
Other comprehensive income:
Net unrealized gain (loss) on securities	7,687	7,313	7,677	7,313
Reclassification of net realized (gain) loss on securities into earnings	(11,213)	—	(7,515)	—
Other comprehensive income (loss)	(3,526)	7,313	162	7,313
Comprehensive income	$59,619	$19,081	$185,604	$28,243

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(dollars in thousands)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Equity - December 31, 2012	—	$—	$362,830	$—	$15,526	$378,356
Dividends declared	—	—	—	(62,020)	—	(62,020)
Capital contributions	—	—	893,466	—	—	893,466
Contributions in-kind	—	—	1,093,684	—	—	1,093,684
Capital distributions	—	—	(1,228,054)	—	—	(1,228,054)
Issuance of common stock	253,025,645	2,530	(2,530)	—	—	—
Option exercise	160,634	2	(2)	—	—	—
Net income	—	—	37,646	147,796	—	185,442
Other comprehensive income	—	—	—	—	162	162
Equity - September 30, 2013	253,186,279	$2,532	$1,157,040	$85,776	$15,688	$1,261,036

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)
	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$185,442	$20,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(43,899)	(6,513)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(41,741)	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	23,659	—
Earnings from consumer loan equity method investees	(60,293)	—
Distributions of earnings from consumer loan equity method investees	60,293	—
Accretion of discount and other amortization	(8,008)	(2,030)
(Gain) / loss on settlement of investments (net)	(11,271)	—
Other-than-temporary impairment (“OTTI”)	3,756	—
Changes in:
Other assets	(7,145)	(58)
Due to affiliates	1,973	1,647
Accrued expenses and other liabilities	1,752	1,406
Reduction of liability deemed as capital contribution by Newcastle	11,515	—
Other operating cash flows:
Cash proceeds from investments, in excess of interest income	41,435	19,021
Net cash proceeds deemed as capital distributions to Newcastle	(52,888)	(34,403)
Net cash provided by (used in) operating activities	104,580	—

Cash Flows From Investing Activities
Purchase of Agency ARM RMBS	(292,980)	—
Purchase of Non-Agency RMBS	(202,484)	—
Acquisition of investments in excess mortgage servicing rights	(46,421)	—
Acquisition of investments in excess mortgage servicing rights, equity method investees	(226,837)	—
Principal repayments from Agency ARM RMBS	219,187	—
Principal repayments from Non-Agency RMBS	50,878	—
Proceeds from sale of investments	123,130	—
Return of investments in excess mortgage servicing rights	15,132	—
Return of investments in excess mortgage servicing rights, equity method investees	4,018	—
Return of investments in consumer loan equity method investees	52,923	—
Principal repayments from residential mortgage loans	2,400	—
Net cash provided by (used in) investing activities	(301,054)	—

Continued on next page

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)
	Nine Months Ended September 30,
	2013	2012
Cash Flows From Financing Activities
Repayments of repurchase agreements	(1,283,567)	—
Margin deposits under repurchase agreements	(210,507)	—
Payment of deferred financing fees	(166)	—
Common stock dividends paid	(17,712)	—
Borrowings under repurchase agreements	1,425,413	—
Return of margin deposits under repurchase agreements	210,158	—
Capital contributions	245,058	—
Net cash provided by (used in) financing activities	368,677	—

Net Increase (Decrease) in Cash and Cash Equivalents	172,203	—

Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$172,203	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$6,853	$280

Supplemental Schedule of Non-Cash Investing and Financing Activities Prior to Date of Cash Contribution by Newcastle
Cash proceeds from investments, in excess of interest income	$41,435	$19,021
Acquisition of real estate securities	242,750	34,619
Acquisition of investments in excess mortgage servicing rights	—	218,642
Deposit paid on investment in excess mortgage servicing rights	—	25,200
Purchase price payable on investments in excess mortgage servicing rights	—	3,250
Acquisition of investments in excess mortgage servicing rights, equity method investees at fair value	125,099	—
Acquisition of investments in consumer loan equity method investees	245,421	—
Acquisition of residential mortgage loans, held-for-investment	35,138	—
Borrowings under repurchase agreements	1,179,068	60,772
Repayments of repurchase agreements	3,902	1,126
Capital contributions by Newcastle	648,408	278,461
Contributions in-kind by Newcastle	1,093,684	164,142
Capital distributions to Newcastle	1,228,054	94,049

Supplemental Schedule of Non-Cash Investing and Financing Activities Subsequent to Date of Cash Contribution by Newcastle

Dividends declared but not paid	$44,308	$—

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
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

Following the spin-off, New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the New York Stock Exchange under the symbol “NRZ.”

As of September 30, 2013, New Residential had acquired, or committed to acquire, directly and through equity method investees, excess mortgage servicing rights (“Excess MSRs”) on twelve pools of residential mortgage loans from Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer. Furthermore, New Residential had acquired real estate securities, residential mortgage loans, and consumer loans.

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

As of September 30, 2013, New Residential operated in the following business segments: (i) investments in Excess MSRs, (ii) investments in real estate securities and loans, (iii) investments in consumer loans and (iv) corporate.

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
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2013
Interest income	$9,761	$12,120	$—	$4	$21,885
Interest expense	—	3,443	—	—	3,443
Net interest income	9,761	8,677	—	4	18,442
Impairment	—	—	—	—	—
Other income	20,853	11,213	24,129	—	56,195
Operating expenses	82	104	1	11,305	11,492
Net income (loss)	$30,532	$19,786	$24,128	$(11,301)	$63,145

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2013
Interest income	$30,541	$30,492	$—	$42	$61,075
Interest expense	—	6,993	—	—	6,993
Net interest income	30,541	23,499	—	42	54,082
Impairment	—	3,756	—	—	3,756
Other income	85,640	11,271	60,293	—	157,204
Operating expenses	178	256	1,952	19,702	22,088
Net income (loss)	$116,003	$30,758	$58,341	$(19,660)	$185,442

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
September 30, 2013
Investments	$665,600	$1,894,260	$192,498	$—	$2,752,358
Cash and cash equivalents	—	—	—	172,203	172,203
Other assets	—	6,563	—	720	7,283
Total assets	665,600	1,900,823	192,498	172,923	2,931,844
Debt	—	1,467,934	—	—	1,467,934
Other liabilities	82	149,352	—	53,440	202,874
Total liabilities	82	1,617,286	—	53,440	1,670,808
GAAP book value	$665,518	$283,537	$192,498	$119,483	$1,261,036

Investments in equity method investees	$358,032	$—	$192,498	$—	$550,530

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2012
Interest income	$9,903	$2,392	$—	$—	$12,295
Interest expense	—	298	—	—	298
Net interest income	9,903	2,094	—	—	11,997
Other income	1,774	—	—	—	1,774
Operating expenses	994	—	—	1,009	2,003
Net income (loss)	$10,683	$2,094	$—	$(1,009)	$11,768

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

	Excess MSRs	Real Estate Securities and Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2012
Interest income	$16,419	$2,392	$—	$—	$18,811
Interest expense	—	298	—	—	298
Net interest income	16,419	2,094	—	—	18,513
Other income	6,513	—	—	—	6,513
Operating expenses	2,141	—	—	1,955	4,096
Net income (loss)	$20,791	$2,094	$—	$(1,955)	$20,930

3.    INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS AT FAIR VALUE

Pool 1. On December 13, 2011, Newcastle announced the completion of the first co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights acquired by Nationstar. New Residential invested approximately $43.7 million to acquire a 65% interest in the Excess MSRs on a portfolio of government-sponsored enterprise (“GSE”) residential mortgage loans (“Pool 1”). Nationstar has co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, the servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

Pool 2. On June 5, 2012, Newcastle announced the completion of a co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights Nationstar acquired from Bank of America. New Residential invested approximately $42.3 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans (“Pool 2”), comprised of loans in GSE pools. Nationstar has co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

Pools 3, 4 and 5. On June 29, 2012, Newcastle announced the completion of a co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights Nationstar acquired from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. New Residential invested approximately $176.5 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans, comprised of approximately 25% conforming loans in Fannie Mae (“Pool 3”) and Freddie Mac (“Pool 4”) GSE pools as well as approximately 75% non-conforming loans in private label securitizations (“Pool 5”). Nationstar had co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. In September 2013, New Residential invested an additional $26.6 million to acquire an additional 15% interest in the Excess MSRs related to Pool 5 from Nationstar. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Pool 11. On May 20, 2013, New Residential entered into an excess spread agreement with Nationstar to purchase a two-thirds interest in the Excess MSRs on a portion of the loans in the pool which are eligible to be refinanced by a specific third party for a period of time for $2.4 million, with Nationstar retaining the remaining one-third interest in the Excess MSRs and all servicing rights. After this period expires, Nationstar will have the ability to refinance all of the loans in the pool. See Note 6 for information on our other agreements with Nationstar with respect to Pool 11.

Pool 12.  On September 23, 2013, New Residential invested approximately $17.4 million to acquire a 40% interest in the Excess MSRs on a portfolio of residential mortgage loans (“Pool 12”), comprised of loans in private label securitizations. Fortress-managed funds also acquired a 40% interest in the Excess MSRs and the remaining 20% interest in the Excess MSRs is owned by Nationstar. Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

As described above, New Residential has entered into a “Recapture Agreement” in each of the Excess MSR investments to date. Under the Recapture Agreements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	September 30, 2013						Nine Months Ended September 30, 2013
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Interest in Excess MSR	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)	Changes in Fair Value Recorded in Other Income (D)
MSR Pool 1	$7,171,426	65.0%	$27,255	$37,907	12.5%	4.9	$4,914
MSR Pool 1 - Recapture Agreement	—	65.0%	2,230	4,629	12.5%	11.3	1,893
MSR Pool 2	8,217,751	65.0%	30,806	35,592	12.5%	5.2	3,742
MSR Pool 2 - Recapture Agreement	—	65.0%	1,934	5,882	12.5%	12.3	3,767
MSR Pool 3	8,066,890	65.0%	25,250	34,063	12.5%	4.8	5,958
MSR Pool 3 - Recapture Agreement	—	65.0%	3,608	5,231	12.5%	11.6	1,699
MSR Pool 4	5,222,892	65.0%	10,032	13,743	12.5%	5.2	2,693
MSR Pool 4 - Recapture Agreement	—	65.0%	2,509	3,446	12.5%	11.6	951
MSR Pool 5	38,315,786	80.0%	121,544	142,387	12.7%	5.4	18,864
MSR Pool 5 - Recapture Agreement	—	80.0%	9,277	4,779	12.7%	12.5	(656)
MSR Pool 11 - Recapture Agreement	—	66.7%	2,391	2,391	12.5%	10.2	—
MSR Pool 12	5,321,060	40.0%	16,963	17,032	16.4%	4.6	69
MSR Pool 12 - Recapture Agreement	—	40.0%	479	486	16.4%	13.6	5
	$72,315,805		$254,278	$307,568	12.9%	5.8	$43,899

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(B)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(D)	The portion of the change in fair value of the Recapture Agreements relating to loans recaptured to date is reflected in the respective pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs at September 30, 2013:

State Concentration	Percentage of Total Outstanding
California	30.3%
Florida	10.1%
New York	4.7%
Texas	4.2%
Washington	4.1%
Arizona	3.7%
Maryland	3.6%
Colorado	3.3%
New Jersey	3.3%
Virginia	3.1%
Other U.S.	29.6%
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

4.     INVESTMENTS IN REAL ESTATE SECURITIES

During 2013, New Residential acquired $661.2 million face amount of Non-Agency RMBS for approximately $450.0 million and $413.2 million face amount of Agency ARM RMBS for approximately $437.3 million. In addition, Newcastle contributed $1.0 billion face amount of Agency ARM RMBS to New Residential during this period. New Residential sold $153.5 million face amount of Non-Agency RMBS for approximately $123.1 million and recorded a gain of $11.3 million.

During the third quarter of 2013, Nationstar exercised their cleanup call option related to four Non-Agency RMBS deals, in which Nationstar was the master servicer. New Residential owned $2.6 million face amount of Non-Agency RMBS in these deals. New Residential received par on these securities, which had an amortized cost basis of $2.1 million prior to the repayment, and recorded interest income of $0.6 million related to these securities in the third quarter of 2013.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s real estate securities at September 30, 2013, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)

Agency ARM RMBS (E) (F)	$1,203,293	$1,285,532	$1,480	$(7,562)	$1,279,450	95	AAA	3.15%	1.30%	3.0	N/A
Non-Agency RMBS	851,504	559,980	28,089	(6,319)	581,750	95	CC	0.82%	5.20%	4.2	9.1%
Total/Weighted Average (G)	$2,054,797	$1,845,512	$29,569	$(13,881)	$1,861,200	190	BBB	2.18%	2.48%	3.5

(A)	Fair value, which is equal to carrying value for all securities. See Note 9 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to New Residential’s investments.

(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(F)	Amortized cost basis and carrying value include principal receivable of $10.7 million.

(G)	The total outstanding face amount was $16.4 million for fixed rate securities and $2.0 billion for floating rate securities.

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the nine months ended September 30, 2013, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $3.8 million with respect to real estate securities held prior to the spin-off on May 15, 2013. Based on Newcastle management’s analysis of these securities, Newcastle determined it did not have the intent to hold the securities past May 15, 2013. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s securities in an unrealized loss position as of September 30, 2013.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than-Temporary Impairment (A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)

Less than Twelve Months	$1,015,349	$995,953	$(2,653)	$993,300	$(13,676)	$979,624	85	A	2.72%	2.00%	3.2
Twelve or More Months	30,939	33,451	(411)	$33,040	(205)	32,835	4	AAA	3.50%	1.28%	2.6
Total/Weighted Average	$1,046,288	$1,029,404	$(3,064)	$1,026,340	$(13,881)	$1,012,459	89	A	2.74%	1.98%	3.2

(A)
Other than temporary impairment was recorded in connection with unrealized losses at the time of spin-off as Newcastle did not have the intent and ability to hold the securities past May 15, 2013. The losses were not recorded as the result of New Residential’s intent to sell the securities and are not the result of credit impairment.

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS at September 30, 2013:

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$344,107	40.4%
Southeastern U.S.	195,278	22.9%
Northeastern U.S.	165,401	19.4%
Midwestern U.S.	99,404	11.7%
Southwestern U.S.	47,314	5.6%
	$851,504	100.0%

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the nine months ended September 30, 2013, the face amount of these real estate securities was $549.4 million, with total expected cash flows of $442.2 million and a fair value of $354.4 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, at December 31, 2012 and September 30, 2013:

	Outstanding Face Amount	Carrying Value
December 31, 2012	$342,013	$212,129
September 30, 2013	$726,930	$476,570

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

For the Nine Months Ended September 30, 2013
Balance at December 31, 2012	$90,077
Additions	87,756
Accretion	(14,797)
Reclassifications from nonaccretable difference	38,662
Disposals	(18,672)
Balance at September 30, 2013	$183,026

5.     INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

On February 27, 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans with a UPB of approximately $83 million as of December 31, 2012. New Residential has invested approximately $35 million to acquire a 70% interest in the reverse mortgage loans. Nationstar has co-invested on a pari passu basis with New Residential in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following is a summary of residential mortgage loans at September 30, 2013, all of which are classified as held for investment:

Loan Type	Outstanding Face Amount (A)	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon (B)	Weighted Average Life (Years) (C)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount
Reverse Mortgage Loans	$56,738	$33,060	327	10.3%	5.1%	3.8	22.0%	N/A

(A)	Represents a 70% interest New Residential holds in the reverse mortgage loans.

(B)	Represents the stated interest rate on the loans. Accrued interest on reverse mortgage loans is generally added to the principal balance and paid when the loan is resolved.

(C)	The weighted average life is based on the expected timing of the receipt of cash flows.

Activities related to the carrying value of residential mortgage loans are as follows:

For the nine months ended September 30, 2013
Balance at December 31, 2012	$—
Purchases/additional fundings	35,138
Proceeds from repayments	(3,945)
Accretion of loan discount and other amortization	1,867
Balance at September 30, 2013	$33,060

6.     INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS EQUITY METHOD INVESTEES

During the nine months ended September 30, 2013, New Residential entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs. New Residential elected to record these investments at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors.

The following tables summarize the investments in equity method investees held by New Residential at September 30, 2013:

September 30, 2013
Excess MSR Assets	$719,780
Other Assets	1,991
Debt	—
Other Liabilities	(5,707)
Equity	$716,064
New Residential’s Investment	$358,032
New Residential’s Ownership	50.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Nine Months Ended September 30, 2013
Interest Income	$30,501
Other Income	56,483
Expenses	(3,502)
Net Income	$83,482

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	September 30, 2013
	Unpaid Principal Balance	Investee Interest in Excess MSR	New Residential Interest in Investees	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)
MSR Pool 6	$10,585,764	66.7%	50.0%	$37,957	$43,908	12.5%	4.6
MSR Pool 6 - Recapture Agreement	—	66.7%	50.0%	9,653	12,295	12.5%	10.9
MSR Pool 7	33,239,259	66.7%	50.0%	101,125	111,962	12.5%	5.0
MSR Pool 7 - Recapture Agreement	—	66.7%	50.0%	20,031	23,785	12.5%	12.0
MSR Pool 8	14,798,521	66.7%	50.0%	56,457	58,936	12.5%	4.8
MSR Pool 8 - Recapture Agreement	—	66.7%	50.0%	10,069	12,926	12.5%	11.9
MSR Pool 9	32,068,608	66.7%	50.0%	106,141	120,603	12.5%	4.8
MSR Pool 9 - Recapture Agreement	—	66.7%	50.0%	36,107	45,811	12.5%	11.0
MSR Pool 10	59,784,115	77.0%	50.0%	202,417	201,571	12.7%	5.6
MSR Pool 10 - Recapture Agreement	—	77.0%	50.0%	12,793	11,343	12.7%	12.9
MSR Pool 11	19,380,729	66.7%	50.0%	47,108	53,981	12.5%	5.3
MSR Pool 11 - Recapture Agreement	—	66.7%	50.0%	23,442	22,659	12.5%	10.2
	$169,856,996			$663,300	$719,780	12.6%	6.2

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

Pool 6. On January 4, 2013, New Residential, through a joint venture, co-invested in Excess MSRs on a portfolio of Government National Mortgage Association (“Ginnie Mae”) residential mortgage loans (“Pool 6”). Nationstar acquired the related servicing rights from Bank of America in November 2012. New Residential contributed approximately $28.9 million for a 50% interest in a joint venture which acquired an approximately 67% interest in the Excess MSRs on this portfolio. The remaining interests in the joint venture are owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSRs is owned by Nationstar. Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by the joint venture and Nationstar, subject to certain limitations.

Pools 7, 8, 9, 10. On January 6, 2013, New Residential, through joint ventures, agreed to co-invest in Excess MSRs on a portfolio of four pools of residential mortgage loans Nationstar acquired from Bank of America. At the time of acquisition, approximately 53% of the loans in this portfolio were in private label securitizations (“Pool 10”), and the remainder were owned, insured or guaranteed by Fannie Mae (“Pool 7”), Freddie Mac (“Pool 8”) or Ginnie Mae (“Pool 9”). New Residential committed to invest approximately $340 million for a 50% interest in joint ventures which were expected to acquire an approximately 67% interest in the Excess MSRs on these portfolios. The remaining interests in the joint ventures are owned by Fortress-managed funds and the remaining interest of approximately 33% in the Excess MSRs is owned by Nationstar. In September 2013, New Residential and a Fortress-managed fund each invested an additional $13.9 million into the joint venture invested in Pool 10 to acquire an additional 10% in the Excess MSRs held by the joint venture. Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by the joint ventures and Nationstar, subject to certain limitations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

During the three months ended March 31, 2013, New Residential contributed $45.5 million towards commitments to fund Pools 7, 9 and 10 and contributed $35.2 million to fulfill commitments to fund Pool 8. During the three months ended June 30, 2013, New Residential contributed $31.5 million towards commitments to fund Pool 7. During the three months ended September 30, 2013, New Residential contributed $65.4 million to fulfill commitments to fund Pool 9 and contributed $107.6 million towards commitments to fund Pools 7 and 10. As of September 30, 2013, New Residential had contributed approximately $285.2 million to the joint ventures and had unfunded commitments remaining of $1.0 million, related to Pool 7 and $4.1 million related to Pool 10 that will increase the outstanding principal balance of Pool 10 by an estimated $10.9 billion. See Note 15 for recent events related to Pool 10.

Pool 11. On May 20, 2013, New Residential acquired, through a joint venture, an interest in Excess MSRs from Nationstar on a portfolio of Freddie Mac residential mortgage loans (“Pool 11”). New Residential has invested approximately $37.8 million for a 50% interest in a joint venture which acquired an approximately 67% interest in the Excess MSRs on this portfolio. The remaining interests in the joint venture are owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSR is owned by Nationstar. Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are included in the portfolio, subject to certain limitations. See Note 3 for information on our other agreements with respect to Pool 11.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees at September 30, 2013:

State Concentration	Percentage of Total Outstanding
California	22.1%
Florida	8.8%
New York	5.3%
Texas	5.2%
Georgia	4.2%
New Jersey	3.8%
Illinois	3.5%
Virginia	3.1%
Maryland	3.1%
Washington	2.9%
Other U.S.	38.0%
100.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

7.     INVESTMENTS IN CONSUMER LOAN EQUITY METHOD INVESTEES

On April 1, 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”) a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio includes over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf Finance, Inc. (“Springleaf”), which is majority-owned by Fortress funds managed by our Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold an additional $372.0 million of asset-backed notes for 96% of par. These notes are subordinate to the $2.2 billion of debt issued in April 2013. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf will be the servicer of the loans and will provide all servicing and advancing functions for the portfolio.

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

The following tables summarize the investment the Consumer Loan Companies held by New Residential at September 30, 2013:

September 30, 2013
Consumer Loan Assets	$2,692,642
Other Assets	90,103
Debt (A)	(2,137,531)
Other Liabilities	(3,554)
Equity	$641,660
New Residential’s investment	$192,498
New Residential’s ownership	30.0%

(A)
Represents the Class A asset-backed notes with a face amount of $1.8 billion, an interest rate of 3.75% and a maturity of April 2021 and the Class B asset-backed notes with a face amount of $372.0 million, an interest rate of 4% and a maturity of December 2024. Substantially all of the net cash flow generated by the Consumer Loan Companies is required to be used to pay down the Class A notes. When the balance of the outstanding Class A notes is reduced to 50% of the outstanding UPB of the performing consumer loans, 70% of the net cash flow generated is required to be used to pay down the Class A notes and the equity holders of the Consumer Loan Companies and holders of the Class B notes will each be entitled to receive 15% of the net cash flow of the Consumer Loan Companies on a periodic basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Nine Months Ended September 30, 2013
Interest income	$325,822
Interest expense	(47,010)
Provision for finance receivable losses	(31,122)
Other expenses	(46,713)
Net income	$200,977
New Residential’s equity in net income	$60,293

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	September 30, 2013
	Unpaid Principal Balance	Interest in Consumer Loan Companies	Carrying Value (A)	Weighted Average Coupon (B)	Weighted Average Asset Yield	Weighted Average Expected Life (Years) (C)
Consumer Loans	$3,490,345	30.0%	$2,692,642	18.3%	15.5%	3.6

(A)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(B)	Substantially all of the cash flow received on the loans is required to be used to make payments on the notes described above.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

New Residential’s investments in consumer loans, equity method investees changed during the nine months ended September 30, 2013 as follows:

For the Nine Months Ended September 30, 2013
Balance at December 31, 2012	$—
Contributions to equity method investees	245,421
Distributions of earnings from equity method investees	(60,293)
Distributions of capital from equity method investees	(52,923)
Earnings from investments in consumer loan equity method investees	60,293

Balance at September 30, 2013	$192,498

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

8.     DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations at September 30, 2013:

							Collateral
Repurchase Agreements (A)	Month Issued	Outstanding Face	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)

Agency ARM RMBS (B)(C)	Various	$1,071,587	$1,071,587	Dec-13	0.36%	0.1	$1,067,063	$1,130,533	$1,124,451	2.9
Non-Agency RMBS (C) (D) (E)	Various	53,475	53,475	Oct-13	1.84%	0.1	100,411	77,108	75,667	5.3
Non-Agency RMBS term repurchase agreement (E) (F)	Aug-13	342,872	342,872	Aug-14	2.43%	0.8	729,299	465,126	489,876	4.0

		$1,467,934	$1,467,934		0.90%	0.3	$1,896,773	$1,672,767	$1,689,994	3.5

(A)	These repurchase agreements had approximately $0.1 million of associated accrued interest payable at September 30, 2013.

(B)
The counterparties of these repurchase agreements are Goldman Sachs $45.9 million, Barclays $287.7 million, Nomura $229.0 million, Citi $133.0 million, Morgan Stanley $97.1 million and Daiwa $278.9 million and were subject to customary margin call provisions.

(C)	All of the repurchase agreements that matured during October 2013 were renewed or refinanced subsequent to September 30, 2013.

(D)	The counterparties of these repurchase agreements are Barclays $21.8 million, and Royal Bank of Canada $31.6 million and were subject to customary margin call provisions.
(E)	All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(F)
Represents a one year term master repurchase agreement with Alpine Securitization Corp., an asset-backed commercial paper facility sponsored by Credit Suisse AG. This repurchase agreement is not subject to margin call provisions and is subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% market capitalization decline provision, as well as a two to one indebtedness to tangible net worth provision.  The financing bears interest at LIBOR plus an applicable margin as stated below:

Monthly Payment Date	Applicable Margin
August 2013 through October 2013	2.25%
November 2013 through January 2014	2.50%
February 2014 through April 2014	3.00%
May 2014 through August 2014	3.50%

On October 30, 2013, New Residential terminated its existing $342.9 million master repurchase agreement and entered into a new $414.2 million master repurchase agreement with Alpine Securitization Corp. See Note 15 for a description of this refinancing event.

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
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

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

The carrying value and fair value of New Residential’s financial assets recorded at fair value on a recurring basis at September 30, 2013 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3	Total
Assets:
Real estate securities, available-for-sale	$2,054,797	$1,861,200	$1,279,450	$581,750	$1,861,200
Investments in excess mortgage servicing rights, at fair value (A)	72,315,805	307,568	—	307,568	307,568
Investments in excess mortgage servicing rights, equity method investees, at fair value (A)	169,856,996	358,032	—	358,032	358,032
	$244,227,598	$2,526,800	$1,279,450	$1,247,350	$2,526,800

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on nonperforming loans in Agency portfolios.

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
SEPTEMBER 30, 2013
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
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs owned directly and through equity method investees as of September 30, 2013:

	Significant Inputs
Held Directly (Note 3)	Prepayment Speed (A)	Delinquency (B)		Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
MSR Pool 1	14.4%	10.0%		35.0%	28 bps	12.5%
MSR Pool 1 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	12.5%
MSR Pool 2	14.7%	10.3%		35.0%	23 bps	12.5%
MSR Pool 2 - Recapture Agreement	8.0%	5.0%		35.0%	21 bps	12.5%
MSR Pool 3	15.2%	11.9%		35.0%	24 bps	12.5%
MSR Pool 3 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	12.5%
MSR Pool 4	15.4%	14.9%		35.0%	17 bps	12.5%
MSR Pool 4 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	12.5%
MSR Pool 5	12.3%	N/A	(E)	14.0%	13 bps	12.7%
MSR Pool 5 - Recapture Agreement	8.0%	N/A	(E)	15.0%	21 bps	12.7%
MSR Pool 11 - Recapture Agreement	9.3%	2.3%		32.0%	19 bps	12.5%
MSR Pool 12	15.3%	N/A	(E)	16.7%	26 bps	16.4%
MSR Pool 12 - Recapture Agreement	7.0%	N/A	(E)	35.0%	19 bps	16.4%

Held through Equity Method Investees (Note 6)
MSR Pool 6	18.2%	8.9%		35.0%	25 bps	12.5%
MSR Pool 6 - Recapture Agreement	10.0%	6.0%		35.0%	23 bps	12.5%
MSR Pool 7	13.3%	8.0%		35.0%	16 bps	12.5%
MSR Pool 7 - Recapture Agreement	10.0%	5.0%		35.0%	19 bps	12.5%
MSR Pool 8	14.3%	6.9%		35.0%	19 bps	12.5%
MSR Pool 8 - Recapture Agreement	10.0%	5.0%		35.0%	19 bps	12.5%
MSR Pool 9	18.0%	5.0%		35.0%	22 bps	12.5%
MSR Pool 9 - Recapture Agreement	10.0%	5.0%		35.0%	28 bps	12.5%
MSR Pool 10	11.5%	N/A	(E)	15.0%	12 bps	12.7%
MSR Pool 10 - Recapture Agreement	9.0%	N/A	(E)	35.0%	19 bps	12.7%
MSR Pool 11	18.7%	7.8%		38.9%	15 bps	12.5%
MSR Pool 11 - Recapture Agreement	10.0%	2.0%		35.0%	19 bps	12.5%

(A)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(D)	Weighted average total mortgage servicing amount in excess of the basic fee.

(E)	The Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO).

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
SEPTEMBER 30, 2013
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
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Excess MSRs, owned directly, measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2013 as follows:

	Level 3 (A)
	MSR Pool 1	MSR Pool 2	MSR Pool 3	MSR Pool 4	MSR Pool 5	MSR Pool 11	MSR Pool 12	Total
Balance at December 31, 2012	$40,910	$39,322	$35,434	$15,036	$114,334	$—	$—	$245,036
Transfers (B)								—
Transfers from Level 3 (B)	—	—	—	—	—	—	—	—
Transfers to Level 3 (B)	—	—	—	—	—	—	—	—
Gains (losses) included in net income (C)	6,807	7,509	7,657	3,644	18,208	—	74	43,899
Interest income	5,097	3,739	4,892	2,034	14,728	—	51	30,541
Purchases, sales and repayments								—
Purchases	—	—	—	—	26,637	2,391	17,393	46,421
Purchase adjustments	—	—	—	—	—	—	—	—
Proceeds from sales	—	—	—	—	—	—	—	—
Proceeds from repayments	(10,278)	(9,096)	(8,689)	(3,525)	(26,741)	—	—	(58,329)
Balance at September 30, 2013	$42,536	$41,474	$39,294	$17,189	$147,166	$2,391	$17,518	$307,568

(A)	Includes the Recapture Agreement for each respective pool.

(B)	Transfers are assumed to occur at the beginning of the respective period.

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
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

New Residential’s investments in equity method investees measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2013 as follows:

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$—
Contributions to equity method investees	351,937
Distributions of earnings from equity method investees	(18,626)
Distributions of capital from equity method investees	(17,020)
Change in fair value of investments in equity method investees	41,741
Balance at September 30, 2013	$358,032

Real Estate Securities Valuation

As of September 30, 2013, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes (A)	Total	Level

Agency ARM RMBS	$1,203,293	$1,285,532	$1,279,450	$1,279,450	2
Non-Agency RMBS	851,504	559,980	581,750	581,750	3

Total	$2,054,797	$1,845,512	$1,861,200	$1,861,200

(A)
Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. Management selected one of the quotes received as being most representative of the fair value and did not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes New Residential receives. Management believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, management selects one of the quotes which is believed to more accurately reflect fair value. New Residential never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. For New Residential’s investments in real estate securities categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions related to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment speeds would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the default assumption is accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Fair value estimates of New Residential’s Non-Agency RMBS were based on third party indications as of September 30, 2013 and classified as Level 3. Securities measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2013 as follows:

Level 3
Non-Agency
RMBS

Balance at December 31, 2012	$289,756
Transfer (A)
Transfers from Level 3	—
Transfers into Level 3	—

Total gains (losses)
Included in net income as impairment	(729)
Gain on settlement of securities	11,271
Included in comprehensive income (B)	6,501

Amortization included in interest income	16,286
Purchases, sales and repayments
Purchases	450,144
Sales	(123,130)
Proceeds from repayments	(68,349)

Balance at September 30, 2013	$581,750

(A)	Transfers are assumed to occur at the beginning of the respective period.

(B)	These gains (losses) were included in net unrealized gain (loss) on securities in the consolidated statements of comprehensive income.

Loans for Which Fair Value is Only Disclosed

As of September 30, 2013, loans which New Residential has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

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
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes the inputs used in valuing reverse mortgage loans as of September 30, 2013:

Reverse Mortgage Loans for Which Fair Value is Only Disclosed

					Significant Inputs
Loan Type	Outstanding Face Amount (A)	Carrying Value (A)	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years) (B)

Reverse Mortgage Loans	$56,738	$33,060	$33,162	$—	10.3%	3.8

(A)	Represents a 70% interest New Residential holds in the reverse mortgage loans.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

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

10.     EQUITY AND EARNINGS PER SHARE

Equity and Dividends

On April 26, 2013, Newcastle announced that its board of directors had formally declared the distribution of shares of common stock of New Residential, a then wholly owned subsidiary of Newcastle. Following the spin-off, New Residential is an independent, publicly-traded REIT primarily focused on investing in residential mortgage related assets. The spin-off was completed on May 15, 2013 and New Residential began trading on the New York Stock Exchange under the symbol “NRZ.” The spin-off transaction was effected as a taxable pro rata distribution by Newcastle of all the outstanding shares of common stock of New Residential to the stockholders of record of Newcastle as of May 6, 2013. The stockholders of Newcastle as of the record date received one share of New Residential common stock for each share of Newcastle common stock held.

On April 29, 2013, New Residential’s certificate of incorporation was amended so that its authorized capital stock now consists of 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At the time of the completion of the spin-off, there were 253,025,645 outstanding shares of common stock which was based on the number of Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock.

On June 3, 2013, New Residential declared a quarterly dividend of $0.07 per common share, or $17.7 million, for the quarter ended June 30, 2013, based on earnings for the period May 16, 2013 to June 30, 2013, which was paid in July 2013. On September 17, 2013, New Residential declared a quarterly dividend of $0.175 per common share, or $44.3 million, for the quarter ended September 30, 2013, which was paid in October 2013.

Approximately 5.3 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2013.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
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

As a result of a resignation, a former employee of the Manager exercised 307,833 options with a weighted average exercise price of $3.08 on September 3, 2013. Upon exercise, 160,634 shares of common stock of New Residential were issued, reflecting the $1.0 million aggregate intrinsic value of the exercisable options. In addition, 192,167 unvested options and 2,170 vested options were forfeited by the employee and transferred back to the Manager.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

New Residential’s outstanding options at September 30, 2013 consisted of the following:

	Number of Options	Strike Price	Maturity Date
	304,604	12.28	12/01/13
	328,350	14.17	01/09/14
	343,275	13.86	05/25/14
	162,500	16.95	11/22/14
	330,000	15.97	01/12/15
	2,000	16.68	08/01/15
	170,000	15.87	11/01/16
	242,000	16.90	01/23/17
	456,000	14.96	04/11/17
	1,580,166	3.29	03/29/21
	2,424,833	2.49	09/27/21
	2,000	2.74	12/20/21
	1,867,167	3.41	04/03/21
	2,265,000	3.67	05/21/22
	2,499,167	3.67	07/31/22
	5,750,000	5.12	01/11/23
	2,300,000	5.74	02/15/23
	8,000	6.79	06/02/23
Total/Weighted Average	21,035,062	$5.35

As of September 30, 2013, New Residential’s outstanding options were summarized as follows:

Held by the Manager	17,893,795
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	3,129,267
Issued to the independent directors	12,000
Total	21,035,062

Income and Earnings Per Share

Net income earned prior to the spin-off is included in additional paid-in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off.

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the three and nine months ended September 30, 2013, based on the treasury stock method, New Residential had 6,816,497 and 3,508,415 dilutive common stock equivalents, respectively. During the three and nine months ended September 30, 2012, New Residential did not have any dilutive common stock equivalents outstanding.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

11.     COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of September 30, 2013, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential.

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

Capital Commitments – As of September 30, 2013, New Residential had outstanding capital commitments related to investments in joint ventures in connection with the acquisition of Excess MSRs. See Notes 6 and 15, respectively, for a description of these commitments.

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

In addition, effective May 15, 2013, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s Funds from Operations before the incentive compensation per share of common stock, excluding Funds from Operations from investments in equity method investees that are invested in consumer loans as of the date hereof (the Consumer Loan Companies) and any unrealized gains or losses from mark-to-market valuation changes on Excess MSRs and on equity method investees invested in Excess MSRs, per REIT Share (as defined in the Management Agreement, based on the weighted average number of REIT Shares outstanding), plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, and gains (or losses) from debt restructuring and gains (or losses) from sales of property and other assets per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Newcastle on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from Operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Newcastle’s prior performance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

Due to affiliate is comprised of the following amounts:

	September 30, 2013	December 31, 2012
Management fees	$1,495	$3,392
Incentive compensation	5,348	—
Expense reimbursements	266	—
Purchase price payable	—	1,744
	$7,109	$5,136

On June 27, 2013, New Residential purchased Agency ARM RMBS with an aggregate face amount of approximately $22.7 million from Newcastle for approximately $1.2 million, net of related financing. New Residential purchased the securities on the same terms as they were purchased by Newcastle and paid the $1.2 million to Newcastle during the third quarter of 2013.

See Notes 1, 3 and 6 for a discussion of transactions with Nationstar. As of September 30, 2013, New Residential’s entire Non-Agency portfolio, with a total face amount of $851.5 million, was serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $11.5 billion as of September 30, 2013.

See Note 7 for a discussion of a transaction with Springleaf.

13.     RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(11,213)	$(11,271)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	—	3,756
Total reclassifications		$(11,213)	$(7,515)

14.     INCOME TAXES

New Residential intends to qualify as a REIT for the tax year ending December 31, 2013. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential was a wholly owned subsidiary of Newcastle until May 15, 2013 and, as a qualified REIT subsidiary, was a disregarded entity until such date. As a result, no provision or liability for U.S federal or state income taxes has been included in the accompanying consolidated financial statements for the periods ended September 30, 2013 or 2012.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES (formerly known as NIC MSR LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

15.     RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Subsequent to September 30, 2013, New Residential acquired Non-Agency RMBS with an aggregate face amount of approximately $194.3 million for approximately $126.6 million, all of which are serviced by Nationstar. New Residential sold one Non-Agency RMBS, which was serviced by Nationstar with a face amount of approximately $52.5 million and an amortized cost basis of approximately $31.5 million for approximately $38.1 million, recording a gain on sale of approximately $6.6 million.

On October 30, 2013, New Residential terminated its existing $342.9 million master repurchase agreement and entered into a new $414.2 million master repurchase agreement with Alpine Securitization Corp, which has a one year maturity. The new $414.2 million master repurchase agreement is subject to margin call provisions as well as customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12 month period and 35% equity decline over any 3 month period and a four-to-one indebtedness to tangible net worth provision. The financing bears interest at LIBOR + 1.75%.

On November 1, 2013, New Residential completed an additional closing of Excess MSRs that it agreed to acquire as part of a previously announced transaction between Nationstar and Bank of America (see Note 6). New Residential invested approximately $3.4 million in Pool 10 on loans with an aggregate UPB of approximately $9.6 billion.

New Residential has remaining commitments of approximately $0.7 million to fund additional investments in Pool 10, which have not yet closed and will increase the outstanding principal balance of Pool 10 by an estimated $1.3 billion.

Subsequent to September 30, 2013, New Residential committed $32.3 million to invest in Excess MSRs on portfolios of GSE residential mortgage loans with an aggregate outstanding principal balance of approximately $13.1 billion, and $23.3 million to invest in Excess MSRs on a portfolio of PLS residential mortgage loans with an aggregate outstanding principal balance of approximately $10.5 billion. In each transaction, New Residential agreed to acquire a 33.3% interest in Excess MSRs on the portfolio. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolios. Commitments related to GSE residential mortgage loans are contingent upon GSE approval of Nationstar to service such loans and transfer Excess MSRs to New Residential.

New Residential committed to purchase $106.6 million of non-performing loans with an aggregate face amount of approximately $197.3 million in October 2013.

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

Since 2010, banks have sold or committed to sell mortgage servicing rights, or MSRs, totaling more than $1 trillion of the approximately $10 trillion mortgage market. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. As of the second quarter of 2013, appproximately 79% of MSRs were still owned by banks. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment. As a result, we believe the volume of MSR sales is likely to be substantial for some period of time.

We estimate that MSRs on approximately $200 - 300 billion of mortgages are currently for sale, which would require a capital investment of approximately $2-3 billion based on current pricing dynamics.  We believe many non-bank servicers, who acquire MSRs and are constrained by capital limitations, will continue to sell a portion of the Excess MSR. We also estimate that approximately $1 - 2 trillion of MSRs could be sold over the next several years. In addition, approximately $1 - 1.5 trillion of new loans are expected to be created annually. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for these assets has driven prices higher recently. There can be no assurance that any future investment in Excess MSRs will generate returns similar to the returns on our current investments in Excess MSRs.

As of March 2013, approximately $6 trillion of the $10 trillion of residential mortgages outstanding has been securitized, according to Inside Mortgage Finance. Approximately $5 trillion are Agency RMBS, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public trusts or private label securitizations, and are referred to as Non-Agency RMBS.

Since the financial crisis, there has been significant volatility in the prices for Non-Agency RMBS, which resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have started to recover from their lows, we believe a meaningful gap still exists between current prices and the recovery value of many Non-Agency RMBS. Accordingly, we believe there are opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. The primary causes of mark-to-market changes in our RMBS portfolio are changes in interest rates and credit spreads.

Interest rates have risen significantly in recent months and may continue to increase, although the timing of any further increases is uncertain.  In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. However, prepayment speeds and delinquencies could increase even in the current interest rate environment, as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reaons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described elsewhere in this report. In the third quarter of 2013, the fair value of our investments in Excess MSRs (directly and through equity method investees) increased by approximately $12.6 million and the weighted average discount rate of the portfolio remained relatively unchanged at 12.6%.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency ARM and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency ARM RMBS portfolio as of September 30, 2013 was 0.94%, compared to 1.08% as of June 30, 2013. The decline is primarily attributable to purchases in the third quarter of Agency ARM RMBS with shorter durations than many of the Agency ARM RMBS purchased prior to the third quarter. The net interest spread on our Non-Agency RMBS portfolio as of September 30, 2013 was 2.83%, compared to 2.84% as of June 30, 2013.

Credit performance can also affect the value of our portfolio. Higher rates of delinquency and/or defaults can reduce the value of our Excess MSRs, Non-Agency RMBS, Agency RMBS and consumer loan portfolios. For our Excess MSRs on Agency portfolios and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency RMBS are not affected by delinquency rates because the servicer continues to advance the Excess MSR until a default occurs on the applicable loan; defaults have an effect similar to prepayments. For the Non-Agency RMBS and consumer loans, higher default rates can lead to greater loss of principal.

Credit spreads continued to decrease, or “tighten,” in the third quarter of 2013 relative to the first half of 2013, which has had a favorable impact on the value of our securities and loan portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The value of our consumer loan portfolio is influenced by, among other factors, the U.S. macroeconomic environment, and unemployment rates in particular. We believe that losses are highly correlated to unemployment; therefore, we expect that an improvement in unemployment rates would support the value of our investment, while deterioration in unemployment rates would result in a decline in its value.]

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned directly as of September 30, 2013 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2013	$307,568

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$335,519	$320,867	$295,447	$284,360
Change in estimated fair value:
Amount	$27,951	$13,299	$(12,121)	$(23,208)
%	9.1%	4.3%	-3.9%	-7.5%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$336,969	$321,713	$294,423	$282,185
Change in estimated fair value:
Amount	$29,401	$14,145	$(13,145)	$(25,383)
%	9.6%	4.6%	-4.3%	-8.3%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$312,500	$310,035	$305,103	$302,638
Change in estimated fair value:
Amount	$4,932	$2,467	$(2,465)	$(4,930)
%	1.6%	0.8%	-0.8%	-1.6%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$302,430	$304,982	$310,065	$312,444
Change in estimated fair value:
Amount	$(5,138)	$(2,586)	$2,497	$4,876
%	-1.7%	-0.8%	0.8%	1.6%

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of September 30, 2013 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2013	$358,032

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$393,237	$374,730	$342,851	$329,036
Change in estimated fair value:
Amount	$35,205	$16,698	$(15,181)	$(28,996)
%	9.8%	4.7%	-4.2%	-8.1%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$389,392	$373,181	$343,803	$330,463
Change in estimated fair value:
Amount	$31,360	$15,149	$(14,229)	$(27,569)
%	8.8%	4.2%	-4.0%	-7.7%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$363,909	$360,961	$355,070	$352,122
Change in estimated fair value:
Amount	$5,877	$2,929	$(2,962)	$(5,910)
%	1.6%	0.8%	-0.8%	-1.7%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$343,953	$350,903	$365,297	$372,751
Change in estimated fair value:
Amount	$(14,079)	$(7,129)	$7,265	$14,719
%	-3.9%	-2.0%	2.0%	4.1%

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

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%

Interest income	$21,885	$12,295	$9,590	78.0%
Interest expense	3,443	298	3,145	N.M.
Net Interest Income	18,442	11,997	6,445	53.7%

Impairment

Other-than-temporary impairment (“OTTI”) on securities	—	—	—	N.M.
Net interest income after impairment	18,442	11,997	6,445	N.M.

Other Income
Change in fair value of investments in excess mortgage servicing rights	208	1,774	(1,566)	-88.3%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	20,645	—	20,645	N.M.
Earnings from investments in consumer loans, equity method investees	24,129	—	24,129	N.M.
Gain on settlement of securities	11,213	—	11,213	N.M.
	56,195	1,774	54,421	3067.7%

Operating Expenses
General and administrative expenses	2,538	686	1,852	270.0%
Management fee allocated by Newcastle	—	1,317	(1,317)	-100.0%
Management fee to affiliate	4,484	—	4,484	N.M.
Incentive compensation to affiliate	4,470	—	4,470	N.M.
	11,492	2,003	9,489	473.7%

Net Income	$63,145	$11,768	$51,377	436.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%

Interest income	$61,075	$18,811	$42,264	224.7%
Interest expense	6,993	298	6,695	N.M.
Net Interest Income	54,082	18,513	35,569	192.1%

Impairment
Other-than-temporary impairment (“OTTI”) on securities
Net interest income after impairment	3,756	-	3,756	N.M.
	50,326	18,513	31,813	171.8%

Other Income
Change in fair value of investments in excess mortgage servicing rights	43,899	6,513	37,386	574.0%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	41,741	—	41,741	N.M.
Earnings from investments in consumer loans, equity method investees	60,293	—	60,293	N.M.
Gain on settlement of securities	11,271	-	11,271	N.M.
	157,204	6,513	150,691	2313.7%

Operating Expenses
General and administrative expenses	5,859	2,363	3,496	147.9%
Management fee allocated by Newcastle	4,134	1,733	2,401	138.5%
Management fee to affiliate	6,747	-	6,747	N.M.
Incentive compensation to affiliate	5,348	-	5,348	N.M.
	22,088	4,096	17,992	439.3%

Net Income	$185,442	$20,930	$164,512	786.0%

Interest Income

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Interest income increased by $9.6 million primarily due to increases in interest income as a result of new investments in real estate securities and excess mortgage servicing rights.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Interest income increased by $42.3 million primarily due to increases in interest income as a result of new investments in real estate securities and excess mortgage servicing rights.

Interest Expense

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Interest expense increased by $3.1 million due to repurchase agreement financing entered into since September 2012 on our Agency ARM RMBS and Non-Agency RMBS.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Interest expense increased by $6.7 million due to repurchase agreement financing entered into since September 2012 on our Agency ARM RMBS and Non-Agency RMBS.

Other than Temporary Impairment (“OTTI”) on Securities

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

There was no other-than-temporary impairment recorded on securities for the three months ended September 30, 2013 or the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The other-than-temporary impairment on securities increased by $3.8 million due to the recognition of impairment on our Agency ARM RMBS and Non-Agency RMBS securities in connection with the spin-off on May 15, 2013.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

The change in fair value of investments in excess mortgage servicing rights decreased $1.6 million due to slower appreciation of assets in the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The change in fair value of investments in excess mortgage servicing rights increased $37.4 million due to the acquisition of investments since the third quarter of 2012 and subsequent net increases in value.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased $20.6 million due to the acquisition of these investments in 2013 and subsequent net increases in value.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased $41.7 million due to the acquisition of these investments in 2013 and subsequent net increases in value.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Earnings from investments in consumer loans, equity method investees increased $24.1 million due to the acquisition of these investments in the second quarter of 2013 and subsequent income recognized by the investees.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Earnings from investments in consumer loans, equity method investees increased $60.3 million due to the acquisition of these investments in the second quarter of 2013 and subsequent income recognized by the investees.

Gain on Settlement of Securities

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Gain on settlement of securities increased by $11.2 million due to the sale of Non-Agency RMBS during the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Gain on settlement of securities increased by $11.3 million due to the sale of Non-Agency RMBS during the nine months ended September 30, 2013.

General and Administrative Expenses

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

General and administrative expenses increased by $1.9 million primarily due to an increase in assets and the expenses incurred to maintain and monitor them.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

General and administrative expense increased by $3.5 million primarily due to an increase in assets and the expenses incurred to maintain and monitor them.

Management Fee Allocated by Newcastle

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Management fee allocated by Newcastle decreased $1.3 million due to the management agreement becoming effective on May 15, 2013 and no management fees being allocated subsequent to that date.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Management fee allocated by Newcastle increased by $2.4 million due to an increase in our equity, as a result of capital contributions from Newcastle subsequent to the first quarter of 2012.

Management Fee to Affiliate

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Management fee to affiliate increased $4.5 million as a result of the management agreement becoming effective on May 15, 2013.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Management fee to affiliate increased $6.7 million as a result of the management agreement becoming effective on May 15, 2013.

Incentive Compensation to Affiliate

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Incentive compensation to affiliate increased $4.5 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent investment performance.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Incentive compensation to affiliate increased $5.3 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent investment performance.

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

Excess MSRs

As of September 30, 2013, we had approximately $665.6 million estimated carrying value of Excess MSRs (held directly and through joint ventures), including deposits on investments that have not closed through joint ventures. As of September 30, 2013, our completed investments represent a 33% to 80% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $242.2 billion. Nationstar is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee in exchange for providing all servicing functions. In addition, Nationstar retains a 20% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments to date is subject to a Recapture Agreement with Nationstar. Under the Recapture Agreements, we are generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. In other words, we are generally entitled to a pro rata interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Nationstar of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Nationstar of a previously recaptured loan.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of September 30, 2013 (dollars in thousands):

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (D)	1 Month CRR (E)	1 Month CDR (F)	1 Month Recapture Rate
Pool 1
Original Pool	$32,127	$9,940,385	$5,920,401	42,645	675	5.7%	275	82	20.2%	26.8%	24.7%	2.7%	48.6%
Recaptured Loans	5,780	—	1,251,025	6,527	746	4.3%	326	7	0.1%	1.7%	1.4%	0.3%	—
Recapture Agreements	4,629	—	—	—	—	—	—	—	—	—	—	—	—
	42,536	9,940,385	7,171,426	49,172	684	5.4%	284	69	16.7%	22.4%	20.6%	2.3%	48.0%

Pool 2
Original Pool	30,382	10,383,891	7,267,681	38,193	670	4.9%	317	71	11.0%	20.0%	17.5%	3.0%	52.7%
Recaptured Loans	5,210	—	950,070	4,915	748	4.3%	327	4	—	0.9%	0.9%	—	—
Recapture Agreements	5,882	—	—	—	—	—	—	—	—	—	—	—	—
	41,474	10,383,891	8,217,751	43,108	676	4.7%	318	64	9.7%	17.8%	15.6%	2.7%	52.4%

Pool 3
Original Pool	31,879	9,844,114	7,603,230	47,398	676	4.2%	286	95	39.9%	15.9%	13.5%	2.8%	25.8%
Recaptured Loans	2,184	—	463,660	2,833	733	4.1%	325	4	—	1.1%	1.1%	—	—
Recapture Agreements	5,231	—	—	—	—	—	—	—	—	—	—	—	—
	39,294	9,844,114	8,066,890	50,231	678	4.2%	288	90	37.6%	15.1%	12.8%	2.6%	25.7%

Pool 4
Original Pool	13,123	6,250,549	5,086,630	25,478	676	3.4%	307	86	58.4%	12.3%	7.2%	5.4%	41.7%
Recaptured Loans	620	—	136,262	693	750	4.3%	336	4	—	0.2%	0.2%	—	—
Recapture Agreements	3,446	—	—	—	—	—	—	—	—	—	—	—	—
	17,189	6,250,549	5,222,892	26,171	677	3.5%	308	84	56.9%	12.0%	7.0%	5.3%	41.6%

Pool 5
Original Pool	142,241	47,572,905	38,288,765	165,525	656	4.4%	288	91	54.1%	12.5%	6.0%	6.9%	1.1%
Recapture Loans	146	—	27,021	105	756	3.6%	328	5	1.5%	—	—	—	—
Recapture Agreements	4,779	—	—	—	—	—	—	—	—	—	—	—	—
	147,166	47,572,905	38,315,786	165,630	656	4.4%	288	91	54.1%	12.5%	6.0%	6.9%	1.1%

Pool 11
Recapture Agreements	2,391	—	—	—	—	—	—	—	—	—	—	—	—
	2,391	—	—	—	—	—	—	—	—	—	—	—	—
Pool 12
Original Pool	17,032	5,375,157	5,321,060	42,776	592	5.7%	311	94	35.9%	9.8%	3.9%	6.1%	3.5%
Recapture Loans	—	—	—	—	—	—	—	—	—	—	—	—	—
Recapture Agreements	486	—	—	—	—	—	—	—	—	—	—	—	—
	17,518	5,375,157	5,321,060	42,776	592	5.7%	311	94	35.9%	9.8%	3.9%	6.1%	3.5%
Total/Weighted Average	$307,568	$89,367,001	$72,315,805	377,088	661	4.5%	294	85	42.3%	14.1%	9.2%	5.3%	27.5%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (C)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 1
Original Pool	10.3%	6.2%	2.1%	1.5%	4.3%	1.1%	2.8%
Recaptured Loans	0.6%	0.5%	0.1%	0.1%	0.1%	—	—
Recapture Agreements	—	—	—	—	—	—	—
	8.6%	5.2%	1.8%	1.2%	3.5%	0.9%	2.3%

Pool 2
Original Pool	15.2%	5.3%	2.1%	1.8%	7.7%	1.7%	5.0%
Recaptured Loans	0.3%	0.3%	0.1%	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	13.5%	4.7%	1.9%	1.6%	6.8%	1.5%	4.4%

Pool 3
Original Pool	13.2%	4.5%	1.2%	1.1%	7.0%	2.4%	3.4%
Recaptured Loans	0.2%	0.4%	—	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	12.5%	4.2%	1.2%	1.0%	6.6%	2.3%	3.2%

Pool 4
Original Pool	16.6%	3.8%	1.6%	1.4%	9.7%	2.5%	4.4%
Recaptured Loans	0.3%	0.5%	—	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	16.2%	3.7%	1.6%	1.4%	9.4%	2.4%	4.3%

Pool 5
Original Pool	24.4%	9.9%	2.1%	3.1%	14.6%	2.4%	5.1%
Recapture Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	24.4%	9.9%	2.1%	3.1%	14.6%	2.4%	5.1%

Pool 11
Recapture Agreements	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Pool 12
Original Pool	35.9%	12.3%	4.8%	6.7%	19.1%	2.5%	5.1%
Recapture Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	35.9%	12.3%	4.8%	6.7%	19.1%	2.5%	5.1%
Total/Weighted Average	20.5%	8.0%	2.1%	2.7%	11.7%	2.1%	4.5%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

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

The following table summarizes the collateral characteristics as of September 30, 2013 of the loans underlying Excess MSR investments made through equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 67% to 77% interest in the Excess MSRs.

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (D)	1 Month CRR (E)	1 Month CDR (F)	1 Month Recapture Rate
Pool 6
Original Pool	$42,075	$12,987,190	$10,169,744	70,240	660	5.6%	304	55	—	25.3%	17.6%	9.3%	29.5%
Recaptured Loans	1,833	—	416,020	1,776	717	3.7%	356	2	—	0.1%	0.1%	—	—
Recapture Agreements	12,295	—	—	—	—	—	—	—	—	—	—	—	—
	56,203	12,987,190	10,585,764	72,016	661	5.6%	306	53	—	24.4%	17.0%	8.9%	29.5%

Pool 7
Original Pool	108,092	37,965,199	32,329,038	226,319	686	5.1%	283	86	23.3%	17.9%	17.1%	1.0%	21.6%
Recaptured Loans	3,870	—	910,221	5,805	725	4.3%	315	2	0.1%	1.4%	1.4%	—	—
Recapture Agreements	23,785	—	—	—	—	—	—	—	—	—	—	—	—
	135,747	37,965,199	33,239,259	232,124	686	5.1%	284	84	22.6%	17.5%	16.7%	1.0%	21.5%

Pool 8
Original Pool	55,102	17,622,118	13,882,586	91,476	699	5.4%	294	73	14.2%	24.2%	23.0%	1.6%	42.3%
Recapture Loans	3,834	—	915,935	5,153	742	4.4%	313	1	0.1%	1.1%	1.1%	—	—
Recapture Agreements	12,926	—	—	—	—	—	—	—	—	—	—	—	—
	71,862	17,622,118	14,798,521	96,629	699	5.3%	295	69	13.3%	22.8%	21.6%	1.5%	42.1%

Pool 9
Original Pool	120,245	33,799,700	31,816,988	235,067	683	5.0%	301	48	3.9%	19.7%	12.8%	7.9%	41.0%
Recapture Loans	358	—	251,620	1,612	553	3.9%	356	47	0.1%	—	—	—	—
Recapture Agreements	45,811	—	—	—	—	—	—	—	—	—	—	—	—
	166,414	33,799,700	32,068,608	236,679	682	5.0%	301	48	3.9%	19.6%	12.7%	7.8%	41.0%

Pool 10
Original Pool	201,568	63,449,705	59,782,697	325,342	N/A	4.9%	265	92	52.7%	8.9%	6.5%	2.6%	0.2%
Recapture Loans	3	—	1,418	6	N/A	4.1%	277	1	29.4%	—	—	—	—
Recapture Agreements	11,343	—	—	—	—	—	—	—	—	—	—	—	—
	212,914	63,449,705	59,784,115	325,348	—	4.9%	265	92	52.6%	8.9%	6.5%	2.6%	0.2%

Pool 11
Original Pool	53,961	22,817,213	19,366,140	134,989	638	5.3%	295	67	4.0%	22.8%	21.1%	2.2%	2.8%
Recapture Loans	20	—	14,589	76	—	4.9%	335	1	—	—	—	—	—
Recapture Agreements	22,659	—	—	—	—	—	—	—	—	—	—	—	—
	76,640	22,817,213	19,380,729	135,065	638	5.3%	295	67	4.0%	22.8%	21.1%	2.2%	2.8%
Total/Weighted Average	$719,780	$188,641,125	$169,856,996	1,097,861	676	5.1%	284	75	25.3%	16.4%	13.3%	3.5%	22.4%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (C)	Delinquency 30 Days (C)	Delinquency 60 Days (C)	Delinquency 90+ Days (C)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 6
Original Pool	12.8%	6.6%	1.9%	1.6%	6.5%	0.9%	2.3%
Recaptured Loans	0.1%	0.1%	—	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	12.3%	6.3%	1.8%	1.6%	6.3%	0.9%	2.2%

Pool 7
Original Pool	12.3%	3.9%	1.0%	2.1%	8.0%	0.9%	4.0%
Recaptured Loans	0.3%	0.3%	0.1%	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	12.0%	3.8%	1.0%	2.0%	7.8%	0.9%	3.9%

Pool 8
Original Pool	9.1%	3.8%	1.2%	1.5%	6.1%	0.7%	3.6%
Recapture Loans	0.1%	0.1%	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	8.5%	3.6%	1.1%	1.4%	5.7%	0.7%	3.3%

Pool 9
Original Pool	8.6%	4.8%	1.4%	1.9%	3.7%	0.2%	1.5%
Recapture Loans	5.5%	2.1%	1.4%	2.3%	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	8.6%	4.8%	1.4%	1.9%	3.7%	0.2%	1.5%

Pool 10
Original Pool	24.6%	5.6%	1.7%	12.6%	12.0%	1.3%	5.6%
Recapture Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	24.6%	5.6%	1.7%	12.6%	12.0%	1.3%	5.6%

Pool 11
Original Pool	18.1%	16.2%	2.2%	2.5%	6.2%	1.1%	2.4%
Recapture Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	18.1%	16.2%	2.2%	2.5%	6.2%	1.1%	2.4%
Total/Weighted Average	16.2%	6.2%	1.5%	5.7%	8.0%	0.9%	3.7%

(A)
The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis. Weighted averages exclude collateral information for which collateral data was not available as of the report date.

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

(D)	1 Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(E)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(F)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(G)	Weighted average FICO scores excluded as data was not available as of the report date.

Subsequent to September 30, 2013, New Residential committed $32.3 million to invest in Excess MSRs on portfolios of GSE residential mortgage loans with an aggregate outstanding principal balance of $13.1 billion, and $23.3 million to invest in Excess MSRs on a portfolio of PLS residential mortgage loans with an outstanding principal balance of approximately $10.5 billion. In each transaction, New Residential agreed to acquire a 33.3% interest in Excess MSRs on the portfolio. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolios. Commitments related to GSE residential mortgage loans are contingent upon GSE approval of Nationstar to service such loans and transfer Excess MSRs to New Residential.

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

Agency ARM RMBS

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of September 30, 2013 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Total Amortized Cost Basis	Carrying Value (B)	Coupon	Margin	1st Coupon Adjustment (C)		Subsequent Coupon Adjustment (D)	Lifetime Cap (E)	Months to Reset (F)
1 - 12	54	$459,099	$486,890	38.2%	$486,969	2.7%	1.8%	N/A	(G)	2.0%	10.0%	7
13 - 24	26	379,773	402,950	31.6%	400,552	3.6%	1.8%	5.0%		2.0%	8.6%	19
25 - 36	13	320,622	338,493	26.6%	335,786	3.3%	1.8%	4.9%		2.0%	8.3%	30
Over 36	2	43,799	46,470	3.6%	45,414	2.8%	1.8%	5.0%		2.0%	7.8%	40
Total/Weighted Average	95	$1,203,293	$1,274,803	100.0%	$1,268,721	3.1%	1.8%	5.0%		2.0%	9.0%	18

(A)
Of these investments, 89.0% reset based on 12 month LIBOR index, 2.1% reset based on 6 month LIBOR Index, 0.4% reset based on 1 month LIBOR, and 8.5% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 95.8% of these securities will reset annually and 4.2% will reset semi-annually.

(B)	Amortized cost basis and carrying value exclude $10.7 million of principal receivables as of September 30, 2013.

(C)	Represents the maximum change in the coupon at the end of the fixed rate period.

(D)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(E)	Represents the maximum coupon on the underlying security over its life.

(F)	Represents recurrent weighted average months to the next interest rate reset.

(G)
Not applicable as 42 of the securities (78% of the current face of this category) are past the first coupon adjustment period.  The remaining 12 securities (22% of the current face of this category) have a maximum change in the coupon of 5.0% at the end of the fixed rate period.

The following table summarizes the characteristics of our Agency ARM RMBS portfolio and of the collateral underlying our Agency ARM RMBS as of September 30, 2013 (dollars in thousands):

	Agency ARM RMBS Characteristics

Vintage (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Total Amortized Cost Basis	Carrying Value (B)	Weighted Average Life (Years)
Pre-2006	24	$143,070	$151,508	11.9%	$151,773	3.7
2006	4	31,608	33,790	2.7%	33,688	3.0
2007	9	46,383	49,053	3.8%	49,238	6.8
2008	6	55,528	58,929	4.6%	58,857	3.6
2009	8	83,811	89,482	7.0%	89,270	2.2
2010	23	296,454	314,205	24.7%	312,830	2.1
2011	17	386,930	408,399	32.0%	405,910	2.8
2012 and later	4	159,509	169,437	13.3%	167,155	3.3
Total/Weighted Average	95	$1,203,293	$1,274,803	100.0%	$1,268,721	3.0

Collateral Characteristics
Vintage (A)	3 Month CPR (C)
Pre-2006	21.4%
2006	24.1%
2007	14.4%
2008	20.1%
2009	24.8%
2010	34.7%
2011	25.0%
2012 and later	25.4%
Weighted Average	26.3%

(A)	The year in which the securities were issued.

(B)	Amortized cost basis and carrying value exclude $10.7 million of principal receivables as of September 30, 2013.

(C)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency ARM RMBS portfolio as of September 30, 2013:

Net Interest Spread (A)

Weighted Average Asset Yield	1.30%
Weighted Average Funding Cost	0.36%
Net Interest Spread	0.94%

(A)	The entire Agency ARM RMBS portfolio consists of floating rate securities. See table above for details on rate resets.

Non-Agency RMBS

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2013 (dollars in thousands):

		Non- Agency RMBS Characteristics
Vintage (A)	Average Minimum Rating (B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)	Excess Spread (D)	Weighted Average Life (Years)

Pre 2004	CCC+	42	$65,464	$54,375	9.7%	$55,916	24.8%	3.2%	4.1
2004	C	11	82,448	53,694	9.6%	60,852	18.4%	3.6%	3.1
2005	CC	9	100,934	74,843	13.4%	73,978	16.9%	3.1%	4.0
2006	C	18	442,395	280,127	50.0%	289,114	5.5%	3.5%	4.4
2007 and later	C	15	160,263	96,941	17.3%	101,890	3.0%	3.2%	4.3
Total/Weighted Average	CC	95	$851,504	$559,980	100.0%	$581,750	9.1%	3.4%	4.2

	Collateral Characteristics (E)
Vintage (A)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	11.9	0.07	16.3%	15.2%	2.6%
2004	9.3	0.07	13.5%	18.0%	3.6%
2005	8.6	0.11	13.7%	21.7%	10.2%
2006	7.4	0.25	15.1%	27.7%	24.9%
2007 and later	6.7	0.36	16.8%	34.7%	32.2%
Total / WA	7.9	0.22	15.2%	26.4%	20.8%

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2013.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.

(D)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ending September 30, 2013.

(E)	The weighted average loan size of the underlying collateral is $228.7 thousand.

(F)	The ratio of original unpaid principal balance of loans still outstanding.

(G)	Three month average constant prepayment rate and default rates.

(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of September 30, 2013 (dollars in thousands):

Geographic Location	Outstanding Face Amount	Percentage
Western U.S.	$344,107	40.4%
Northeastern U.S.	195,278	22.9%
Southeastern U.S.	165,401	19.4%
Midwestern U.S.	99,404	11.7%
Southwestern U.S.	47,314	5.6%
	$851,504	100.0%

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of September 30, 2013:

Net Interest Spread (A)
Weighted Average Asset Yield	5.20%
Weighted Average Funding Cost	2.35%
Net Interest Spread	2.85%

(A)	The Non-Agency RMBS portfolio consists of 90.5% floating rate securities and 9.5% fixed rate securities.

Residential Mortgage Loans

On February 27, 2013, we entered into an agreement to co-invest in residential mortgage loans with a UPB of approximately $83 million as of December 31, 2012. We invested approximately $35 million to acquire a 70% interest in the mortgage loans. Nationstar has co-invested on a pari passu basis with us in 30% of the mortgage loans and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer.

The following table summarizes the loan characteristics of our reverse mortgage loans as of September 30, 2013 (dollars in thousands):

	Collateral Characteristics
	Outstanding Face Amount	Loan Count	Weighted Average Coupon (B)	Weighted Average Life (Years) (C)	Floating Rate as a % of Face Amount

Reverse Mortgage Loans (A)	$56,738	327	5.1%	3.8	24.8%

(A)	81.0% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans.

(B)	Represents the stated interest rate on the loans. Accrued interest on reverse mortgage loans is generally added to the principal balance and paid when the loan is resolved.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

Consumer Loans

On April 1, 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”) a co-investment in a portfolio of consumer loans. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf Finance, Inc. (“Springleaf”), which is majority-owned by Fortress funds managed by our Manager, acquired 47%, and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies.

The Consumer Loan Companies financed $2.2 billion ($1.8 billion outstanding as of September 30, 2013) of the approximately $3.0 billion purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold an additional $372.0 million of asset-backed notes for 96% of par. These notes are subordinate to the debt issued in April 2013, have a maturity of December 2024 and pay a coupon of 4%. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf will be the servicer of the loans and will provide all servicing and advancing functions for the portfolio.

The table below summarizes the collateral characteristics of the consumer loans as of September 30, 2013 (dollars in thousands):

	Collateral Characteristics

	Unpaid Principal Balance	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score (A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days (B)	Delinquency 60 Days (B)	Delinquency 90+ Days (B)	3 Month CRR (C)	3 Month CDR (D)

Consumer Loan	$3,490,345	67.8%	32.2%	363,912	636	18.3%	10.1%	100	3.6	5.6%	2.7%	5.5%	14.6%	9.6%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

(B)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.

(C)	3 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.

(D)	3 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments during the three months as a percentage of the total principal balance of the pool.

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

We have funded the acquisition of our Excess MSRs on an unlevered basis, but in the future we may invest in Excess MSRs on a levered basis or lever our existing portfolio. Our primary source of financing currently is, repurchase agreements, although we may also pursue other sources of financing such as securitizations, and other secured and unsecured forms of borrowing. As of September 30, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $396.3 million to finance Non-Agency RMBS and approximately $1.1 billion to finance Agency ARM RMBS. These Agency ARM RMBS agreements, which had 30 day terms, were subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 5% for Agency ARM RMBS to between 20% and 40% for Non-Agency RMBS. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. Our Manager’s senior management team has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe will enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described under “Market Considerations” as well as Part II, Item 1A, “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this short-fall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans, (ii) unrealized gains or losses on our Excess MSRs owned directly and through equity method investees, and (iii) other-than-temporary impairment, if any. In addition, cash received by our consumer loan joint ventures is currently required to be used to repay the related debt and is, therefore, not available to fund other cash needs.

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

Debt Obligations

The following table provides additional information regarding short-term borrowings (dollars in thousands). These short-term borrowings were used to finance certain of our investments in Agency ARM RMBS and Non-Agency RMBS. The Agency ARM RMBS and Non-Agency RMBS repurchase agreements have full recourse to New Residential. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency ARM RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 4.7% and 29.4%, respectively, during the nine months ended September 30, 2013:

		Nine Months Ended September 30, 2013
	Outstanding Balance at September 30, 2013	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Agency ARM RMBS	$1,071,587	$1,019,488	$1,095,480	0.39%
Non-Agency RMBS	53,475	17,492	107,761	2.15%
Non-Agency RMBS term repurchase agreement	342,872	347,814	350,000	2.43%
Total/Weighted Average	$1,467,934	$1,384,794	$1,553,241	0.93%

On August 1, 2013, a subsidiary of New Residential entered into a master repurchase agreement with Alpine Securitization Corp., an asset-backed commercial paper facility sponsored by Credit Suisse AG, and established a maximum borrowing capacity of $350.0 million collateralized by its Non-Agency RMBS. This agreement is subject to customary loan covenants and events of default provisions including a 50% market capitalization decline provision, as well as a two to one indebtedness to tangible net worth provision. The one year term facility is set to expire in August 2014 and is not subject to margin call provisions. The financing bears interest at LIBOR plus an applicable margin as stated below:

Monthly Payment Date	Applicable Margin
August 2013 through October 2013	2.25%
November 2013 through January 2014	2.50%
February 2014 through April 2014	3.00%
May 2014 through August 2014	3.50%

On October 30, 2013, New Residential terminated its existing $342.9 million master repurchase agreement and entered into a new $414.2 million one year term master repurchase agreement with Alpine Securitization Corp, which has a one year maturity. The new $414.2 million master repurchase agreement is subject to margin call provisions as well as customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12 month period and 35% equity decline over any 3 month period and a four-to-one indebtedness to tangible net worth provision. The financing bears interest at LIBOR + 1.75%.

Stockholder’s Equity

Common Stock

On April 29, 2013, New Residential’s certificate of incorporation was amended so that its authorized capital stock now consists of 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At the time of the completion of the spin-off, there were 253,025,645 outstanding shares of common stock which was based on the number of Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock.

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

Approximately 5.3 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2013.

As of September 30, 2013, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $14.89 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013 (as well as options issued by New Residential to its directors in 2013) had a weighted average strike price of $4.16. Our outstanding options at September 30, 2013 were summarized as follows:

	Issued Prior to 2011	Issued in 2011, 2012 and 2013	Total
Held by the manager	1,717,462	16,176,333	17,893,795
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	619,267	2,510,000	3,129,267
Issued to the independent directors	2,000	10,000	12,000
Total	2,338,729	18,696,333	21,035,062

On June 3, 2013, we declared a quarterly dividend of $0.07 per common share, or $17.7 million, for the quarter ended June 30, 2013, based on earnings for the period May 16, 2013 to June 30, 2013, which was paid in July 2013. On September 17, 2013, we declared a quarterly dividend of $0.175 per common share, or $44.3 million, for the quarter ended September 30, 2013, which was paid in October 2013.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2013, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2012	$15,526
Net unrealized gain (loss) on securities	7,677
Reclassification of net realized (gain) loss on securities into earnings	(7,515)
Accumulated other comprehensive income, September 30, 2013	$15,688

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2013, New Residential recorded unrealized gains on our real estate securities primarily caused by a net tightening of credit spreads.  New Residential recorded OTTI charges of $3.8 million with respect to real estate securities and realized gains of $11.3 million on sales of real estate securities.

See “Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities increased approximately $104.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change resulted primarily from the factors described below:

•
Operating cash flows increased $100.7 million as a result of an increase in net interest income received of $34.4 million and an increase in distributions of earnings from equity method investees of $84.0 million. These increases were partially offset by an increase in general and administrative expenses paid of $17.7 million.

•
Cash proceeds from investments, in excess of interest income, increased $22.4 million primarily due to proceeds received from Excess MSRs and real estate securities which was driven by New Residential’s additional acquisitions.

•
Net cash proceeds deemed as capital distributions to Newcastle increased $18.5 million primarily due to cash proceeds from investments, in excess of interest income, of $22.4 million and the increase in operating cash flow deemed as capital distributions prior to the contribution of cash by Newcastle to New Residential.

Investing Activities

Investing activities used $301.1 million for the nine months ended September 30, 2013. No cash flow from investing activities was recorded prior to the date of contribution of cash by Newcastle to New Residential. Investing activities after this date consisted primarily of the purchase of real estate securities and the acquisition of excess mortgage servicing rights, net of principal repayments from Agency RMBS and Non-Agency RMBS, as well as the sale of Non-Agency RMBS.

Financing Activities

Financing activities provided approximately $368.7 million during the nine months ended September 30, 2013. No cash flow from financing activities was recorded prior to the date of contribution of cash by Newcastle to New Residential. Financing activities after this date consisted primarily of borrowings net of repayments under repurchase agreements, and capital contributions by Newcastle.

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

OFF-BALANCE SHEET ARRANGEMENTS

On April 1, 2013, we completed the consumer loan purchase through a number of joint venture companies. The purchase price of approximately $3.0 billion was financed with approximately $2.2 billion ($1.8 billion outstanding as of September 30, 2013) of asset-backed notes within such companies. These notes have an interest rate of 3.75% and a maturity of April 2021. In September 2013, the joint ventures issued and sold an additional $372.0 million of asset-backed notes for 96% of par. These notes are subordinate to the debt issued in April 2013, have a maturity of December 2024 and pay a coupon of 4%. We have a 30% membership interest in the Consumer Loan Companies and do not consolidate them.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2013 included repurchase agreements on certain Agency ARM RMBS and Non-Agency RMBS, our agreements with Nationstar with respect to certain Excess MSR transactions, including commitments for pending acquisitions, and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee, incentive compensation and the reimbursement of certain expenses.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “—Quantitative and Qualitative Disclosure About Market Risk—Interest Rate Risk” below.

CORE EARNINGS

New Residential has four primary variables that impact its operating performance: (i) the current yield earned on its investments, (ii) the interest expense incurred under its debt, (iii) its operating expenses and (iv) its realized and unrealized gain or losses, including any impairment, on its investments. “Core earnings” is a non-GAAP measure of the operating performance of New Residential excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to gauge the current performance of New Residential without taking into account (i) gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; and (iii) non-capitalized deal costs, which management believes is not part of our core operations. Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assist in comparing the core operating results between periods, and enable investors to evaluate New Residential’s current performance using the same measure that management uses to operate the business. New Residential changed its definition of “Core Earnings” to exclude incentive compensation paid to our Manager and non-capitalized deal costs in the third quarter of 2013. The calculation of “Core Earnings” has been retroactively adjusted for all periods presented. Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs.

For a further description of the difference between cash flow provided by operations and net income, see “Liquidity and Capital Resources” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Income available for common shareholders	$63,145	$11,768	$185,442	$20,930
Impairment	—	—	3,756	—
Other Income	(56,195)	(1,774)	(157,204)	(6,513)
Incentive compensation to affiliate	4,470	—	5,348	—
Non-capitalized deal costs	107	19	4,329	1,398
Core earnings of equity method investees
Excess mortgage servicing rights	8,091	—	13,500	—
Consumer loans	18,260	—	38,053	—
Core Earnings	$37,878	$10,013	$93,224	$15,815

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that New Residential is exposed to are interest rate risk, prepayment speed risk, credit spread risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies.”

Interest Rate Risk

Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our investments in two distinct ways, each of which is discussed below.

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

As of September 30, 2013, a 100 basis point increase in short term interest rates would increase our earnings by approximately $5.8 million per annum, based on the current net floating rate exposure from our investments and financings.

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

As of September 30, 2013, a 100 basis point change in short term interest rates would impact New Residential’s net book value by approximately $0.3 million, based on the current net fixed rate exposure from our investments.

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

Our Excess MSRs and consumer loans are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs to decrease and the value of consumer loans to increase. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs to increase and the value of consumer loans to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs and consumer loans as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Speed Exposure.”

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

We seek to reduce our exposure to prepayment through the structuring of our investments in Excess MSRs. For example, we seek to enter into “Recapture Agreements” whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR.

We seek to enter into such Recapture Agreements in order to protect our returns in the event of a rise in voluntary prepayment rates.

Please refer to the table in “- Application of Critical Accounting Policies - Excess MSRs” for an analysis of the sensitivity of these investments to changes in certain market factors.

Credit Spread Risk

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed rate credit, or LIBOR, for floating rate credit. Our floating rate securities are valued based on a market credit spread over LIBOR. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or “wider”) spread over the benchmark rate to value them.

Widening credit spreads would result in higher yields being required by the marketplace on securities. This widening would reduce the value of the securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yield upward to meet the market. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed above under “—Interest Rate Risk.”

As of September 30, 2013, a 25 basis point movement in credit spreads would impact New Residential’s net book value by approximately $11.0 million, assuming a static portfolio of current investments and financings, but would not directly affect New Residential’s earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in Excess MSRs, loans and securities to make required interest and principal payments on the scheduled due dates. We may also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency ARM RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have very limited experience operating as an independent company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. We were formed in September 2011 as a subsidiary of Newcastle and spun-off from Newcastle on May 15, 2013. We completed our first investment in Excess MSRs in December 2011, and our Manager has limited experience with transactions involving GSEs. The timing, terms, price and form of consideration that we and servicers pay in future transactions may vary meaningfully from prior transactions.

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

We did not operate as a separate, stand-alone company for the entirety of the historical periods presented in the financial information included in this report, which has been derived from Newcastle’s historical financial statements. Therefore, the financial information in this report does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our separation from Newcastle. This is primarily a result of the following factors:

●	The financial results in this report do not reflect all of the expenses we will incur as a public company;

●
The working capital requirements and capital for general corporate purposes for our assets were satisfied prior to the spin-off as part of Newcastle’s corporate-wide cash management policies of Newcastle. Newcastle is not required, and does not intend, to provide us with funds to finance our working capital or other cash requirements, so we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

●
Our cost structure, management, financing and business operations are significantly different as a result of operating as an independent public company. These changes result in increased costs, including, but not limited to, fees paid to our Manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE.

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

We are party to “Recapture Agreements” whereby we receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We believe that Recapture Agreements will mitigate the impact on our returns in the event of a rise in voluntary prepayment rates. There are no assurances, however, that servicers will enter into Recapture Agreements with us in connection with any future investment in Excess MSRs. If the servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our Excess MSRs and consequently on our business, financial condition, results of operations and cash flows.

Our recapture target for each of our current Recapture Agreements is stated in the table in Note 9 to our consolidated financial statements for the nine months ended September 30, 2013 included herein.

We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments in Excess MSRs and Non-Agency RMBS is dependent on the satisfactory performance of servicing obligations by the mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the “Servicing Guidelines”). Servicing Guidelines generally provide for the possibility for termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced. In the event a mortgage owner terminates the servicer, the related Excess MSRs would under most circumstances lose all value on a going forward basis. It is expected that any termination by a mortgage owner of a servicer would take effect across all mortgages of such mortgage owner and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event a mortgage owner terminates a servicer. Nationstar is the servicer of all of the loans underlying all of our investments in Excess MSRs and the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar and Springleaf and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans due to:

●	its failure to comply with applicable laws and regulation;

●	a downgrade in its servicer rating;

●	its failure to maintain sufficient liquidity or access to sources of liquidity;

●	its failure to perform its loss mitigation obligations;

●	its failure to perform adequately in its external audits;

●	a failure in or poor performance of its operational systems or infrastructure;

●	regulatory scrutiny regarding foreclosure processes lengthening foreclosure timelines;

●	a GSE’s or a whole-loan owner’s transfer of servicing to another party; or

●	any other reason.

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

Favorable ratings from third-party rating agencies such as Standard & Poor’s, Moody’s and Fitch are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a mortgage servicer’s ratings could have an adverse effect on us and the value of our Excess MSRs. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their ability to finance servicing advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer may seek in the future. A mortgage servicer’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could have an adverse effect on our operations since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

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

To date, all of our co-investments in Excess MSRs relate to loans serviced by Nationstar. If Nationstar is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, the vast majority of the loans underlying our Non-Agency RMBS are serviced by Nationstar. We closely monitor Nationstar’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with Nationstar that enable us to monitor Nationstar’s financial and operating performance and credit quality, which we periodically evaluate and discuss with Nationstar’s management. However, we have no direct ability to influence Nationstar’s performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of a Nationstar servicing agreement. Furthermore, Nationstar has no obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties other than Nationstar, from which to acquire Excess MSRs, which could impact our business strategy. See “—We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

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

In the event of a counterparty default, particularly a default by a major investment bank, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

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

On January 17, 2011, the Federal Housing Finance Agency (“FHFA”) announced that it had instructed Fannie Mae and Freddie Mac to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is unclear what the GSEs, including Fannie Mae or Freddie Mac, may propose as alternatives to current servicing compensation practices, or when any such alternatives may become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by Fannie Mae or Freddie Mac, it is possible that, because of the significant role of Fannie Mae or Freddie Mac in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any Excess MSRs that we may acquire in the future.

Changes to the minimum servicing amount for GSE loans could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

Currently, when a loan is sold into the secondary market for Fannie Mae or Freddie Mac loans, the servicer is generally required to retain a minimum servicing amount (“MSA”) of 25 bps of the UPB for fixed rate mortgages. As has been widely publicized, in September 2011, the FHFA announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. Changes to the MSA structure could significantly impact our business in negative ways that we cannot predict or protect against. For example, the elimination of a MSA could radically change the mortgage servicing industry and could severely limit the supply of Excess MSRs available for sale. In addition, a removal of, or reduction in, the MSA could significantly reduce the recapture rate on the affected loan portfolio, which would negatively affect the investment return on our Excess MSRs. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

Our investments in Excess MSRs may involve complex or novel structures.

Investments in Excess MSRs are a new type of transaction and may involve complex or novel structures. Accordingly, the risks associated with the transaction and structure are not fully known to buyers and sellers. GSEs may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in Excess MSRs. GSE conditions may diminish or eliminate the investment potential of certain Excess MSRs by making such investments too expensive for us or by severely limiting the potential returns available from Excess MSRs.

It is possible that a GSE’s views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. A GSE’s evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs may cause such GSE to impose new conditions on our existing investments in Excess MSRs, including the owner’s ability to hold such Excess MSRs directly or indirectly through a grantor trust or other means. Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs that are already owned by us. Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural or economic changes, as well as agree to indemnification or other terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments.

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

Excess MSRs are highly illiquid and subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner.

Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any Excess MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Additionally, investments in Excess MSRs are a new type of transaction, and the risks associated with the transaction and structure are not fully known to buyers or sellers. As a result of the foregoing, there is some risk that we will be unable to locate a buyer at the time we wish to sell an Excess MSR. There is some risk that we will be required to dispose of Excess MSRs either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the Excess MSR, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

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

The geographic distribution of the loans underlying, and collateral securing, our investments, including our Excess MSRs, Non-Agency RMBS and consumer loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates. As of September 30, 2013, 24.6% of the total unpaid principal amount of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 9.2% was secured by properties located in Florida. As of September 30, 2013, 40.4% of the collateral securing our real estate securities was located in the Western U.S., 22.9% was located in the Southeastern U.S., 19.4% was located in the Northeastern U.S., 11.7% was located in the Midwestern U.S. and 5.6% was located in the Southwestern U.S. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations and our financial condition could suffer a material adverse effect.

We may invest in RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

We may invest in RMBS backed by collateral pools of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The value of our RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our Non-Agency RMBS. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the Non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement is a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of our RMBS.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

We finance a meaningful portion of our investments in RMBS with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, we will sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—which can be as short as 30 days—the counterparty will make funds available to us and hold the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we will be required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend—or “roll”—the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $396 million to finance Non-Agency RMBS and approximately $1.1 billion to finance Agency ARM RMBS. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

We recently completed an investment in the consumer loan sector. Although many of the risks applicable to consumer loans are also applicable to residential real estate loans, and thus the type of risks that we have experience managing, there are nevertheless substantial risks and uncertainties associated with engaging in a new category of investment. There may be factors that affect the consumer loan sector with which we are not as familiar compared to the residential mortgage loan sector. Moreover, our underwriting assumptions for these investments may prove to be materially incorrect. It is also possible that the addition of consumer loans to our investment portfolio could divert our Manager’s time away from our other investments. Furthermore, external factors, such as compliance with regulations, may also impact our ability to succeed in the consumer loan investment sector. Failure to successfully manage these risks could have a material adverse effect on our business and financial results.

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

A portion of our investment in consumer loans is secured by second and third liens on real estate. When we hold the second or third lien another creditor or creditors, as applicable, holds the first and/or second, as applicable, lien on the real estate that is the subject of the security. In these situations our second or third lien is subordinate in right of payment to the first and/or second, as applicable, holder’s right to receive payment. Moreover, as the servicer of the loans underlying our consumer loan portfolio is not able to track the default status of a senior lien loan in instances where we do not hold the related first mortgage, the value of the second or third lien loans in our portfolio may be lower than our estimates indicate.

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

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)(which, among other things, established the Consumer Finance Protection Bureau with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans underlying our investments, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

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

Certain of our investments are not match funded, which may increase the risks associated with these investments.

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our Manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our Manager determines that bearing such risk is advisable or unavoidable (which we expect to be the case generally with respect to the Agency ARM RMBS in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example since the 2008 recession, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

Furthermore, we anticipate that, in most cases, for any period during which our floating rate assets are not match funded with respect to maturity (as is the case with most of our RMBS portfolio), the income from such assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Because of this dynamic, interest income from such investments may rise more slowly than the related interest expense, with a consequent decrease in our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us from these investments.

Accordingly, to the extent our investments are not match funded with respect to maturities and interest rates, we will be exposed to the risk that we may not be able to finance or refinance our investments on economically favorable terms or may have to liquidate assets at a loss.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our investments in Excess MSRs, RMBS, consumer loans and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges.

Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate related securities at attractive prices, the value of our real estate related securities and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, REIT rules or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition and results of operations.

In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy for our real estate related securities is dependent on our ability to place the debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

Accounting for derivatives under U.S. generally accepted accounting principles (“GAAP”) is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

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

In August 2011, the SEC issued a concept release pursuant to which it solicited public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act. The SEC solicited views about the application of the 1940 Act to mortgage REITs and suggestions on the steps that the SEC should take to provide greater clarity, consistency or regulatory certainty with respect to Section 3(c)(5)(C). The SEC noted that in light of the evolution of mortgage REITs and the development of new and complex mortgage-related instruments, the SEC was reviewing interpretive issues under Section 3(c)(5)(C) and the sufficiency of SEC guidance pursuant to which such companies make judgments regarding their qualification under Section 3(c)(5)(C). The SEC sought comments on topics including the operation of mortgage REITs and their role in the mortgage markets; the similarities and differences between mortgage REITs and investment companies, the nature of the assets that qualify for purposes of the exemption, the sufficiency of the SEC’s guidance with respect to such assets, types of assets where further guidance may be needed and whether the existing asset qualification tests are appropriate; and whether mortgage REITs should be regulated in a manner similar to investment companies. The SEC requested comments on the concept release by November 7, 2011. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretative guidance and we cannot predict what form any such rulemaking or interpretive guidance may take. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding these exemptions, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our failure to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations in order to maintain our exemption from registration as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could have a material adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, our ability to make distributions and other matters. Maintenance of our exemption under the 1940 Act generally limits the amount of our investments in non-real estate related assets to no more than 20% of our total assets. To the extent we acquire significant non-real estate related assets in the future, in order to maintain our exemption under the 1940 Act, we may need to offset those acquisitions with additional qualifying assets which may not generate risk-adjusted returns as attractive as those generated by the non-real estate related assets.

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

As has been widely publicized, the SEC, the Financial Accounting Standards Board (the “FASB”) and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

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

Our Management Agreement with our Manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Currently, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.7 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $58.0 billion of assets under management as of September 30, 2013.

Our Management Agreement with our Manager generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives. Our Manager intends to engage in additional real estate related management and real estate and other investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.

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

It would be difficult and costly for us to terminate our Management Agreement with our Manager. The Management Agreement may only be terminated annually upon (i) the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our Manager will be provided 60 days’ prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the twelve-month period preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Our directors have approved broad investment guidelines for our Manager and do not approve each investment decision made by our Manager. In addition, we may change our investment strategy without a stockholder vote, which may result in our making investments that are different, riskier or less profitable than our current investments.

Our Manager is authorized to follow broad investment guidelines. Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in which we currently invest. Our directors will periodically review our investment guidelines and our investment portfolio. However, our board does not review or pre-approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by the directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our investment strategy including our target asset classes, without a stockholder vote.

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

Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers and employees will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by our Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We shall, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.

Our Manager’s due diligence of investment opportunities or other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

Our Manager intends to conduct due diligence with respect to each investment opportunity or other transaction it pursues. It is possible, however, that our Manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our Manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time, due to the limitations of the due diligence process or other factors.

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

The Dodd-Frank Act imposes mandatory clearing and will impose exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

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

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program and the Public Private Investment Partnership Program. The U.S. government continues to evaluate or implement an array of other measures and programs intended to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement is real or will last for a significant period of time. It is not clear what impact the government’s future actions to improve financial and market conditions will have on our business. We may not derive any meaningful benefit from these programs in the future. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

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

As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets and operations of Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage backed securities and Excess MSRs. As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle fails to qualify as a REIT, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although Newcastle has represented in the “Separation and Distribution Agreement” that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

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

If we were delisted as a result of losing our REIT status and desired to relist our shares on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to become a listed company under these heightened standards. We might not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our shares could not trade on the NYSE.

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

We have received from the IRS a private letter ruling substantially to the effect that our Excess MSRs represent interests in mortgages on real property and thus are qualifying “real estate assets” for purposes of the REIT asset test, which generate income that qualifies as interest on obligations secured by mortgages on real property for purposes of the REIT income test. The ruling is based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that we and Newcastle have made to the IRS. If any of the representations or statements that we have made in connection with the private letter ruling, are, or become, inaccurate or incomplete in any material respect with respect to one or more Excess MSR investments, or if we acquire an Excess MSR investment with terms that are not consistent with the terms of the Excess MSR investments described in the private letter ruling, then we will not be able to rely on the private letter ruling. If we are unable to rely on the private letter ruling with respect to an Excess MSR investment, the IRS could assert that such Excess MSR investments do not qualify under the REIT asset and income tests, and if successful, we might fail to qualify as a REIT.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that our Manager’s personnel responsible for doing so will be able to successfully monitor our compliance.

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

Based on IRS guidance concerning the classification of Excess MSRs, we intend to treat our Excess MSRs as ownership interests in the interest payments made on the underlying mortgage loans, akin to an “interest only” strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each Excess MSR is treated as a bond that was issued with original issue discount on the date we acquired such Excess MSR. In general, we will be required to accrue original issue discount based on the constant yield to maturity of each Excess MSR, and to treat such original issue discount as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an Excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the Excess MSR. If the mortgage loans underlying an Excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of original issue discount will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an Excess MSR that exceeds the amount of cash collected in respect of that Excess MSR. Furthermore, it is possible that, over the life of the investment in an Excess MSR, the total amount we pay for, and accrue with respect to, the Excess MSR may exceed the total amount we collect on such Excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize “phantom income” over the life of an Excess MSR.

Other debt instruments that we may acquire, including consumer loans, may be issued with, or treated as issued with, original issue discount. Those instruments would be subject to the original issue discount accrual and income computations that are described above with regard to Excess MSRs.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we currently hold some of our assets through taxable REIT subsidiaries (“TRS”). Such subsidiaries will be subject to corporate level income tax at regular rates.

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

●
part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and

●
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit (“REMIC”), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

We may enter into securitization or other financing transactions that result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of a securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we might reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we may be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Uncertainty exists with respect to the treatment of TBAs for purposes of the REIT asset and income tests.

We may purchase and sell Agency ARM RMBS through “to-be-announced” forward contracts (“TBAs”) and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. To the extent we enter into any TBAs in the future, we intend to treat such TBAs as qualifying assets for purposes of the REIT asset tests, and we intend to treat income and gains from such TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion we would expect to receive from Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency ARM RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of such TBAs should be treated as gain from the sale or disposition of the underlying Agency ARM RMBS.

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

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of or securitize loans or Excess MSRs in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans or Excess MSRs at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

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

We are an “emerging growth company” as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (c) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

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

Your percentage ownership in New Residential may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non equity-based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 30,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under “Risks Related to our Taxation as a REIT—We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

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

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 3, 2013, as a result of his resignation, a former employee of the Manager exercised 307,833 options with a weighted average exercise price of $3.08, for an aggregate exercise price of $0.9 million. Upon exercise, 160,634 shares of common stock of New Residential were issued to the former employee. This transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2013:
Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs (1) (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($)
July 1- July 31, 2013	—	—	—	—
August 1 - August 31, 2013	—	—	—	—
September 1 - September 30, 2013(1)	147,199	$6.45	—	—
Total	147,199	$6.45	—	$—

(1) Represents shares withheld by New Residential in payment of the exercise price upon exercise of options by the employee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On November 6, 2013, Mr. Michael Nierenberg was appointed Chief Executive Officer and President and a director  of New Residential, and Ms. Susan Givens was appointed Chief Financial Officer and Treasurer of New Residential. The appointments are effective as of November  13, 2013.

Mr. Nierenberg, 51, joins New Residential with over 25 years of experience  in the mortgage and banking industry. Most recently, he served as managing director  and head of Global Mortgages and Securitized Products at Bank of America Merrill Lynch. Prior to joining Bank of America, Mr. Nierenberg was the head of Global Securitized Products and a member of the management committee at JP Morgan  and held a range of senior leadership positions during the twenty-plus years he spent with Bear Stearns and Lehman Brothers.

Ms. Givens, 37, joins New Residential with over 14 years of finance, banking and capital markets experience. Most recently, Ms. Givens served as a Managing Director  in Fortress's Private Equity group, where she was responsible  for capital markets. Prior to joining Fortress 7 years ago, Ms. Givens worked for the private equity team at Seaport Capital and on the investment banking team at Deutsche Bank.

Effective as of November  13, 2013, Mr. Kenneth Riis will resign as Chief Executive Officer and President and as a member of the Board of Directors. Mr. Riis will continue  to serve as a Managing Director of our manager, and he will continue to serve as Chief Executive Officer and President of Newcastle and as a member  of Newcastle's Board of Directors. Effective as of November  6, 2013, Mr. Robert Williams resigned as Chief Financial Officer to pursue other professional opportunities. Mr. Jonathan Brown, who is New Residential's Principal Accounting Officer, was appointed Interim Chief Financial Officer from November  6, 2013 through November 12, 2013.

The Company's officers are appointed annually by the Board of Directors. There is no arrangement or understanding  between Messrs. Nierenberg and Brown or Ms. Givens and any other person pursuant  to which each was appointed as an officer of the Company. There are also no family relationships between Messrs. Nierenberg and Brown or Ms. Givens and any director or executive officer of the Company.

The Company's officers are not employees of the Company and do not receive direct cash compensation for services rendered  to the Company. Rather, they are employees  of the Company's manager and are compensated by the manager for their services to the Company as well as other entities  affiliated with the manager. The manager has informed the Company that, because the services performed by the individuals who serve as officers  of the Company are not performed exclusively for the Company, the manager cannot segregate and identify that portion of compensation awarded to, earned by or paid to the Company's officers, including Messrs. Nierenberg and Brown and Ms. Givens, that relates solely to their respective service to the Company. Outside of the fees and compensation paid to the manager by the Company, Messrs. Nierenberg and Brown or Ms. Givens did not have any direct or indirect  material interests  in any transaction with the Company or in any currently proposed transaction to which the Company is a party.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement dated April 26, 2013, between the Registrant and Newcastle Investment Corp. (incorporated by reference to the Amendment No. 6 to the Registrant’s Registration Statement on Form 10, filed April 29, 2013)

2.2
Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2013)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 15, 2013)
10.1	Management Agreement between the Registrant and FIG LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 17, 2013)
10.2
Amended and Restated Management and Advisory Agreement between the Registrant and FIG LLC, dated August 1, 2013 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2013)
10.4
Excess Servicing Spread Sale and Assignment Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed March 15, 2012)

10.5
Excess Spread Refinanced Loan Replacement Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed March 15, 2012)

10.6
Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.7
Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR V LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.8
Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VI LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.9
Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII, LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.10
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

Exhibit Number	Exhibit Description

10.11
Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.12
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.13
Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.14
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.15
Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.16
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.17
Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.18
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR V LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.19
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.20
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VI LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.21
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.22
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.23
Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

Exhibit Number	Exhibit Description

10.24
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.25
Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.26
Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.27
Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.28
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.29
Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.30
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.31
Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.32
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.33
Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.34
Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to the Amendment No. 4 to the Registrant’s Registration Statement on Form 10, filed April 9, 2013)

10.35
Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated April 1, 2013 (incorporated by reference to the Registrant's confidential submission of the draft Registration Statement on Form S-11, filed August 19, 2013)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

November 12, 2013

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Principal Accounting Officer and Interim Chief Financial Officer

November 12, 2013