Form 10-K
period 2013-12-31
New Residential Investment Corp.
filed 2014-03-28
CIK 1556593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2013 (computed based on the closing price on such date as reported on the NYSE) was: $1.7 billion.

Common stock, $0.01 par value per share: 253,209,669 shares outstanding as of March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	our ability to take advantage of investment opportunities in Excess MSRs, servicer advances, real estate securities and real estate related loans;

•	servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances;

•	our ability to deploy capital accretively;

•	our counterparty concentration and default risks in Nationstar, Springleaf and other third-parties;

•	a lack of liquidity surrounding our investments which could impede our ability to vary our portfolio in an appropriate manner;

•

the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our Excess MSRs, servicer advances, RMBS and consumer loan portfolios;

•

the risks that default and recovery rates on our Excess MSRs, servicer advances, real estate securities, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our Excess MSRs;

•	the risk that projected recapture rates on the portfolios underlying our Excess MSRs are not achieved;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments on attractive terms, or at all;

i

•	the quality and size of the investment pipeline and the rate at which we can invest our cash;

•

changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or not entering into new financings with us;

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

•	the availability and terms of capital for future investments;

•	competition within the finance and real estate industries;

•

the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, U.S. government programs intended to stabilize the economy, the federal conservatorship of Fannie Mae and Freddie Mac and legislation that permits modification of the terms of loans;

•

our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business; and

•	our ability to maintain our exclusion from registration under the 1940 Act and the fact that maintaining such exclusion imposes limits on our operations.

We also direct readers to other risks and uncertainties referenced in this report, including those set forth under “Risk Factors.” We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about New Residential Investment Corp. (the “Company,” “New Residential” or “we,” “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business – Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

NEW RESIDENTIAL INVESTMENT CORP.

FORM 10-K

INDEX

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	56
Item 2.	Properties	56
Item 3.	Legal Proceedings	56
Item 4.	Mine Safety Disclosures	56
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	57
Item 6.	Selected Financial Data	59
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	100
Item 8.	Financial Statements and Supplementary Data	103
	Report of Independent Registered Public Accounting Firm	104
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	105
	Consolidated Balance Sheets as of December 31, 2013 and 2012	106
	Consolidated Statements of Income for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011	107
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011	108
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011	109
	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011	110
	Notes to Consolidated Financial Statements	112
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	161
Item 9A.	Controls and Procedures	161
	Management’s Report on Internal Control over Financial Reporting	161
Item 9B.	Other Information	162
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	162
Item 11.	Executive Compensation	162
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	162
Item 13.	Certain Relationships and Related Transactions, and Director Independence	162
Item 14.	Principal Accounting Fees and Services	162
PART IV
Item 15.	Exhibits; Financial Statement Schedules	162
	Signatures	168

PART I

Item 1. Business.

General

New Residential is a publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. We were formed as a wholly owned subsidiary of Newcastle Investment Corp. (“Newcastle”) in September 2011 and were spun-off from Newcastle on May 15, 2013, which we refer to as the “distribution date.” Our stock is traded on the New York Stock Exchange under the symbol “NRZ.” We are externally managed and advised by an affiliate (our “Manager”) of Fortress Investment Group LLC (“Fortress”) pursuant to a management agreement (the “Management Agreement”).

Our goal is to drive strong risk-adjusted returns primarily through investments in servicing related assets, residential securities and loans and other investments. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive returns for our stockholders without the excessive use of financial leverage.

We intend to continue to invest opportunistically across the residential real estate market. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets. In the past, we have taken advantage of this flexibility to invest in assets that are not strictly real estate related (e.g., consumer loans), and we may do so again in the future. We expect our asset allocation and target assets to change over time depending on the types of investments our Manager identifies and the investment decisions our Manager makes in light of prevailing market conditions. For more information about our investment guidelines, see “—Investment Guidelines.”

We currently conduct our business through the following segments:

Servicing Related Assets

•

Excess Mortgage Servicing Rights: Since December 2011, we have made investments in excess mortgage servicing rights (“Excess MSRs”) on 13 pools of residential mortgage loans with an aggregate unpaid principal balance (“UPB”) as of December 31, 2013 of $252.6 billion. As of December 31, 2013, the carrying value of our Excess MSRs was approximately $676.9 million, representing 11.4% of our total assets.

•

Servicer Advances: In December 2013, we made our first investment in servicer advances, including the basic fee component of the related MSRs, through a joint venture entity of which we are the managing member (the “Buyer”). As of December 31, 2013, the carrying value of the servicer advances, including the basic fee component of the related MSRs, purchased by the Buyer (which we consolidate) was approximately $2.7 billion, representing 44.7% of our total assets. As of December 31, 2013, our equity investment in the Buyer was $115.7 million.

Residential Securities and Loans

•

Real Estate Securities: We acquire and manage a diversified portfolio of credit sensitive real estate securities, including private label (“Non-Agency”) and FNMA/FHLMC/GNMA (“Agency”) residential mortgage backed securities (“RMBS”). As of December 31, 2013, the carrying value of our real estate securities was approximately $2.0 billion ($1.4 billion for Agency RMBS and $570.4 million for Non-Agency RMBS, respectively), representing 33.1% of our total assets.

•

Real Estate Loans: We acquire residential mortgage loans, including reverse and non-performing mortgage loans. As of December 31, 2013, the carrying value of our residential mortgage loans was $33.5 million, representing 0.6% of our total assets.

Other Investments

•

Consumer Loans: In April 2013, we acquired an interest in a portfolio of consumer loans, including unsecured and homeowner loans. As of December 31, 2013, the carrying value of our investment in consumer loans was $215.1 million, representing 3.6% of our total assets.

In addition, as of December 31, 2013, we had cash and cash equivalents, restricted cash, derivative assets, and other assets of $394.4 million, representing 6.6% of our total assets.

The following table summarizes our segments as of December 31, 2013 (in thousands):

	Servicing Related Assets		Residential Securities and Loans		Consumer Loans	Corporate	Total
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans
December 31, 2013
Investments	$676,917	$2,665,551	$1,973,189	$33,539	$215,062	$—	$5,564,258
Cash and restricted cash	—	85,243	51,627	22,840	—	145,622	305,332
Derivative assets	—	—	1,452	34,474	—	—	35,926
Other assets	2	7,062	44,848	—	—	1,230	53,142

Total assets	$676,919	$2,757,856	$2,071,116	$90,853	$215,062	$146,852	$5,958,658

Debt	$—	$2,390,778	$1,620,711	$22,840	$—	$75,000	$4,109,329
Other liabilities	80	4,271	215,159	32,553	33	84,158	336,254

Total liabilities	80	2,395,049	1,835,870	55,393	33	159,158	4,445,583

Total Equity	676,839	362,807	235,246	35,460	215,029	(12,306)	1,513,075
Noncontrolling interests in equity of consolidated subsidiaries	—	247,225	—	—	—	—	247,225

Total New Residential Stockholders’ Equity	$676,839	$115,582	$235,246	$35,460	$215,029	$(12,306)	$1,265,850

Recent Developments

Servicing Related Assets

Excess MSRs

In the fourth quarter of 2013, we invested or committed to invest an additional $76.9 million in Excess MSRs on loans with an aggregate outstanding UPB of approximately $27.2 billion. In the first quarter of 2014, we have closed on $19.1 million that we had previously committed to invest in Excess MSRs on loans with an aggregate outstanding UPB of approximately $8.1 billion.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio—Servicing Related Assets—Excess MSRs” for additional information about our investments in Excess MSRs.

Servicer Advances

In December 2013, we made our first investment in servicer advances, including the basic fee component of the related MSRs (“Transaction 1”). We made the investment through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors.

In Transaction 1, the Buyer acquired from Nationstar Mortgage LLC (“Nationstar”) approximately $3.2 billion of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 billion. In exchange, the Buyer (i) paid approximately $3.2 billion (the “Initial Purchase Price”), and (ii) agreed to purchase future servicer advances related to the loans. The Initial Purchase Price is equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. The Buyer funded the Initial Purchase Price with approximately $2.8 billion of debt and $0.4 billion of equity, excluding working capital. As of December 31, 2013, the Buyer had settled approximately $2.7 billion of servicer advances related to Transaction 1. Subsequent to December 31, 2013, the Buyer settled an additional $509.4 million of advances related to Transaction 1, which represents substantially all of the remaining balance of Transaction 1.

Nationstar remains the named servicer under the related servicing agreements and continues to perform all servicing duties for the underlying loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer. In exchange for Nationstar’s performance of servicing duties, the Buyer pays Nationstar a servicing fee (the “Servicing Fee”) and, in the event that the aggregate cash flows from the advances and the basic fee generate a 14% return (the “Targeted Return”) on the Buyer’s invested equity, a performance fee (the “Performance Fee”). Nationstar is majority owned by private equity funds managed by an affiliate of our Manager.

In Transaction 1, the Buyer also acquired the right, but not the obligation (the “Call Right”), to purchase additional servicer advances, including the basic fee component of the related MSRs, on terms substantially similar to the terms of Transaction 1. As in Transaction 1, (i) the purchase price for the servicer advances, including the basic fee, will be the outstanding balance of the advances at the time of purchase and (ii) the Buyer will be obligated to purchase future servicer advances related to the loans. As of December 31, 2013, the outstanding balance of the advances subject to the Call Right was approximately $3.1 billion and the UPB of the related loans was approximately $71.5 billion. The Call Right expires on June 30, 2014.

The Buyer exercised the Call Right, in part, in February 2014 and March 2014 (collectively, “Transaction 2”). The outstanding balance of the servicer advances subject to the portion of the Call Right that was exercised was approximately $1.1 billion as of the exercise dates, February 28, 2014 and March 5, 2014. If the Buyer exercises the Call Right in full, it expects to fund the total purchase price with approximately $2.5 billion of debt and $0.3 billion of equity, excluding working capital. As of the date hereof, the Buyer has settled $1.1 billion of advances related to Transaction 2, which was financed with approximately $0.9 billion of debt.

The remaining balance of the Call Right, if exercised, is expected to be settled in April through June 2014. There can be no assurance that the remainder of the Call Right will be settled. The servicer advances subject to the Call Right cannot be purchased unless and until the related financings are repaid or renegotiated or until the related collateral is released in accordance with the terms of such financings (which would require the consent of various third parties).

As of December 31, 2013, we owned approximately 32% of the Buyer, which corresponds to a $115.7 million equity investment. As of the date hereof, we own approximately 34% of the Buyer, which corresponds to a $197.9 million equity investment. We expect to own approximately 45% – 50% of the Buyer after the expiry of the Call Right and the settlement of all related advances. As noted above, there can be no assurance that the Call Right will be settled in full.

For more information about these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio—Servicing Related Assets—Servicer Advances.”

Residential Securities and Loans

Real Estate Securities

Our recent investment activity in real estate securities is summarized in the table below, through the date of this report.

	Fourth Quarter 2013				First Quarter 2014
	Acquired		Sold		Acquired		Sold
	Face	Cost	Proceeds	Gain (Loss)	Face	Cost	Proceeds	Gain (Loss)
Agency RMBS	$195,703	$208,172	$—	$—	$—	$—	$162,897	$682
Non-Agency RMBS	626,460	385,597	398,735	41,385	740,577	308,949	248,454	3,810

	$822,163	$593,769	$398,735	$41,385	$740,577	$308,949	$411,351	$4,492

Additionally, on March 6, 2014, we entered into an agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Co-Investor”) pursuant to which we collectively agreed to purchase approximately $625 million current face amount of Non-Agency residential mortgage securities (the “NRZ Purchased Securities”) for approximately $553 million, which represents 75% of the mezzanine and subordinate tranches (collectively, the “Subordinate Tranches”) of a securitization previously sponsored by an affiliate of Springleaf Holdings, Inc. (“Springleaf”) which is majority owned by a private equity fund managed by an affiliate of our Manager. The securitization, including the NRZ Purchased Securities, is collateralized by residential mortgage loans with a current face amount of approximately $0.9 billion.

The Subordinate Tranches were offered for sale in a competitive auction held by Third Street Funding LLC (“Third Street”), an affiliate of Springleaf. Prior to entering into the agreement, the Co-Investor submitted a bid for 100% of the Subordinate Tranches. On March 6, 2014, the Co-Investor was declared the winning bidder, and it will purchase 25% of the Subordinate Tranches on the same terms as our purchase.

Our obligation to purchase the NRZ Purchased Securities is subject to obtaining financing, and the Co-Investor agreed to provide such financing to us on the terms set forth in the agreement. The agreement also sets forth the relative voting and other rights between us and the Co-Investor in respect of the securities. We expect to settle the purchase by the end of the first quarter of 2014, although there can be no assurance as to the actual timing of settlement. The NRZ Purchased Securities are not included in the table above.

See “Our Portfolio” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio—Residential Securities and Loans—Real Estate Securities” for additional information about and our investments in real estate securities.

From time to time, we purchase and sell Agency RMBS through “to-be-announced” forward contracts (“TBAs”). As of March 25, 2014, we held TBA positions with $625.0 million in a long notional amount of Agency RMBS and $750.0 million in a short notional amount of Agency RMBS, and any amounts or obligations owed by or to us are subject to the right of set-off with a TBA counterparty. Based on the 6 month historical price volatility of these TBA positions, such positions could result in net a gain or loss to us of approximately $2.6 million for a 3 standard deviation movement. We do not intend to take delivery of any mortgage pools relating to our TBA positions, and we intend to either enter into offsetting positions prior to settlement or roll them to the next settlement date.

Real Estate Loans

In the fourth quarter of 2013, we invested approximately $92.7 million in a pool of residential mortgage loans with a UPB of approximately $170.1 million. The investment was financed with $60.1 million under a $300.0 million master repurchase agreement with RBS. This acquisition is accounted for as a “linked transaction” (a derivative), as described in Note 10 to our consolidated financial statements included in this report. In the first quarter of 2014, we invested $33.7 million in a pool of residential mortgage loans with a UPB of approximately $65.6 million.

See “Our Portfolio” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio—Residential Securities and Loans—Real Estate Loans” for a further description of residential mortgage loans and our investments to date.

Financing and Dividends

During the fourth quarter of 2013, we issued an aggregate of $2.9 billion of debt obligations to finance new investments and to refinance existing investments, with a weighted average funding cost of approximately 2.7% as of December 31, 2013. Repayments of $385.0 million were made on existing financing during the fourth quarter of 2013.

See “—Financing Strategy” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for additional information about our financing.

On December 17, 2013, our board of directors declared a fourth quarter 2013 dividend of $0.175 per share of common stock and a special cash dividend of $0.075 per share of common stock. The combined dividend of $0.25 per share of common stock was paid on January 31, 2014 to stockholders of record as of December 30, 2013. The special dividend was made in connection with REIT distribution requirements.

On March 19, 2014, our board of directors declared a first quarter 2014 dividend of $0.175 per share of common stock, which is payable on April 30, 2014 to stockholders of record as of March 31, 2014.

The Market Opportunity

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The U.S. residential real estate market is vast: the value of the housing market totaled approximately $20 trillion as of September 2013, including about $10 trillion of outstanding mortgages, according to Inside Mortgage Finance. In the aftermath of the U.S. financial crisis, the residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. We believe these changes are creating a compelling set of investment opportunities.

We also believe that we are one of only a select number of market participants that have the combination of capital, industry expertise and key business relationships we think are necessary to take advantage of this opportunity.

Mortgage Industry Overview

Over the last few decades the complexity of the market for residential mortgage loans in the U.S. has dramatically increased. A borrower seeking credit for a home purchase will typically obtain financing from a financial institution, such as a bank, savings association or credit union. In the past, these institutions would generally have held a majority of their originated mortgage loans as interest-earning assets on their balance sheets and would have performed all activities associated with servicing the loans, including accepting principal and interest payments, making advances for real estate taxes and property and casualty insurance premiums, initiating collection actions for delinquent payments and conducting foreclosures.

Now, institutions that originate mortgage loans generally hold a smaller portion of such loans as assets on their balance sheets and instead sell a significant portion of the loans they originate to third parties. Fannie Mae and Freddie Mac (collectively, the “GSEs”) are currently the largest purchasers of home mortgage loans. Under a process known as securitization, the GSEs and financial institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of mortgage loans by issuing securities, known as MBS, that entitle the owner of such securities to receive a portion of the interest and principal collected on the mortgage loans in the pool. The purchasers of the MBS are typically large institutions, such as pension funds, mutual funds, insurance companies and REITs. The agreement that governs the packaging of mortgage loans into a pool, the servicing of such mortgage loans and the terms of the MBS issued by the securitization trust is often referred to as a pooling and servicing agreement.

In the ten years prior to the credit dislocation in 2007, the securitization market drove an increase in the number of residential mortgage loans outstanding. Since 2007, the mortgage industry has been characterized by reduced origination and securitization activities, particularly for subprime and Alt-A mortgage loans.

In connection with a securitization, a number of entities perform specific roles with respect to the mortgage loans in a pool, including the trustee and the mortgage servicer. The trustee holds legal title to the mortgage loans on behalf of the owner of the MBS and either maintains the mortgage note and related documents itself or with a custodian. The trustee or a separate securities administrator for the trust receives the payments collected by the servicer on the mortgage loans and distributes them to the investors in the MBS pursuant to the terms of the pooling and servicing agreement. One or more other entities are appointed pursuant to the pooling and servicing agreement to service the mortgage loans. In some cases, the servicer is the same institution that originated the loan, and, in other cases, it may be a different institution. The duties of servicers for mortgage loans that have been securitized are generally discussed below, and are generally required to be performed in accordance with industry-accepted servicing practices and the terms of the mortgage note and applicable law. A servicer generally takes actions, such as foreclosure, in the name and on behalf of the trustee.

Segments of the Residential Mortgage Loan Market

The residential mortgage market is commonly divided into a number of categories based on certain mortgage loan characteristics, including the credit quality of borrowers and the types of institutions that originate or finance such loans. While there are no universally accepted definitions, the residential mortgage loan market is commonly divided by market participants into the following categories.

•

GSE and Government Guaranteed Loans. This category of mortgage loans includes “conforming loans,” which are first lien mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting standards established by Fannie Mae or Freddie Mac. The conforming loan limit is established by statute and currently is $417,000 with certain exceptions for high-priced real estate markets. This category also includes mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through Ginnie Mae, primarily through federal programs operated by the Federal Housing Administration and the Department of Veterans Affairs.

•

Non-GSE or Government Guaranteed Loans. Residential mortgage loans that are not guaranteed by the GSEs or the government are generally referred to as “non-conforming loans” and fall into one of the following categories: jumbo, subprime, Alt-A or second lien loans. The loans may be non-conforming due to various factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation.

•

Jumbo. Jumbo mortgage loans have original principal amounts that exceed the statutory conforming limit for GSE loans. Jumbo borrowers generally have strong credit histories and provide full loan documentation, including verification of income and assets.

•

Subprime. Subprime mortgage loans are generally issued to borrowers with blemished credit histories, who make low or no down payments on the properties they purchase or have limited documentation of their income or assets. Subprime borrowers generally pay higher interest rates and fees than prime borrowers.

•

Alt-A. Alt-A mortgage loans are generally issued to borrowers with risk profiles that fall between prime and subprime. These loans have one or more high-risk features, such as the borrower having a high debt-to-income ratio, limited documentation verifying the borrower’s income or assets, or the option of making monthly payments that are lower than required for a fully amortizing loan. Alt-A mortgage loans generally have interest rates that fall between the interest rates on conforming loans and subprime loans.

•

Second Lien. Second mortgages and home equity lines are often referred to as second liens and fall into a separate category of the residential mortgage market. These loans typically have higher interest rates than loans secured by first liens because the lender generally will only receive proceeds from a foreclosure of a property after the first lien holder is paid in full. In addition, these loans often feature higher loan-to -value ratios and are less secure than first lien mortgages.

Servicing Related Assets

Excess MSRs

In our view, the mortgage servicing sector presents a number of compelling investment opportunities. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps times the UPB of the mortgages. An MSR is made up of two components: a basic fee and an Excess MSR. The basic fee is the amount of compensation for the performance of servicing duties, and the Excess MSR is the amount that exceeds the basic fee. For example, if an MSR is 30 bps and the basic fee is 5 bps, then the Excess MSR is 25 bps. In our capacity as the owner of an Excess MSR, we are not required to assume any servicing duties, advance obligations or liabilities associated with the portfolios underlying our investment. However, we have purchased servicer advances, including the basic fee component of the related MSRs, on certain portfolios underlying our Excess MSRs.

Approximately 77% of MSRs were owned by banks as of the fourth quarter of 2013, according to Inside Mortgage Finance. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment. As banks sell MSRs, there may be an opportunity for us to invest in the corresponding Excess MSRs.

There are a number of reasons why we believe Excess MSRs are a compelling investment opportunity:

•

Supply-Demand Imbalance. Since 2010, banks have sold or committed to sell MSRs totaling more than $1 trillion of the approximately $10 trillion mortgage market. As a result of the regulatory and other pressures facing bank servicers, we believe the volume of MSR sales is likely to be substantial for some period of time. We estimate that MSRs on approximately $200–300 billion of mortgages are currently for sale, which would require a capital investment of approximately $2–3 billion based on current pricing dynamics. We believe many nonbank servicers, who acquire MSRs and are constrained by capital limitations, will continue to sell a portion of the Excess MSRs. We also estimate that approximately $1–2 trillion of MSRs could be sold over the next several years. In addition, approximately $1.2 trillion of new loans are expected to be created annually according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for these assets has driven prices higher recently.

•

Attractive Pricing. We believe MSRs are currently being sold at a discount to historical pricing levels. While prices have rebounded from the lows, we believe that prices remain lower than their peak. At current prices, we believe investments in Excess MSRs can generate attractive returns without leverage.

•

Significant Barrier to Entry. Non-servicers, like us, cannot directly own an MSR as a named servicer and would therefore need to partner with a servicer in order to invest in MSRs. The number of strong, scalable non-bank servicers is limited. Moreover, in the case of Excess MSRs on Agency pools, the servicer must be Agency-approved. As a result, non-servicers seeking to invest in Excess MSRs generally face a significant barrier to entering the market, particularly if they do not have a relationship with a quality servicer. We believe our track record of investing in Excess MSRs and our established relationship with Nationstar give us a competitive advantage over other potential investors.

We pioneered investments in Excess MSRs (while we were a wholly owned subsidiary of Newcastle). We believe we remain the most active REIT in the sector.

Servicer Advances

We believe there are attractive opportunities to invest in residential mortgage servicer advances. Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated through the basic fee component of the related MSR, since the advances are non-interest bearing. Our investments in servicer advances include the rights to the basic fee component of the related MSR.

Servicer advances are generally reimbursable cash payments made by a servicer when the borrower fails to make scheduled payments due on a mortgage loan or when the servicer makes cash payments (i) on behalf of a borrower for real estate taxes and insurance premiums on the property that have not been paid on a timely basis by the borrower and (ii) to third parties for the costs and expenses incurred in connection with the foreclosure, preservation and sale of the mortgaged property, including attorneys’ and other professional fees. The purpose of the advances is to provide liquidity, rather than credit enhancement, to the underlying residential mortgage securitization transaction. Servicer advances are usually repaid from amounts received with respect to the related mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan, which is referred to as “loan-level recovery.”

Servicer advances typically fall into one of three categories:

•

Principal and Interest Advances: Cash payments made by the servicer to cover scheduled payments of principal of, and interest on, a mortgage loan that have not been paid on a timely basis by the borrower.

•

Escrow Advances (Taxes and Insurance Advances): Cash payments made by the servicer to third parties on behalf of the borrower for real estate taxes and insurance premiums on the property that have not been paid on a timely basis by the borrower.

•

Foreclosure Advances: Cash payments made by the servicer to third parties for the costs and expenses incurred in connection with the foreclosure, preservation and sale of the mortgaged property, including attorneys’ and other professional fees.

Residential mortgage servicing agreements generally require a servicer to make advances in respect of serviced mortgage loans unless the servicer determines in good faith that the advance would not be ultimately recoverable from the proceeds of the related mortgage loan or the mortgaged property. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then, the servicer is entitled to withdraw funds from the custodial account for payments on the serviced mortgages to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” See “Risk Factors—Risks Related to Our Business—Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances.”

We believe that the market in servicer advances could present us with additional investment opportunities. The status of investments in servicer advances for purposes of the REIT requirements is uncertain, and therefore our ability to make these kinds of investments may be limited. We currently hold our investment in servicer advances in a taxable REIT subsidiary.

Residential Securities and Loans

RMBS

We invest in both Agency ARM RMBS and Non-Agency RMBS, which we believe complement our Excess MSR investments. RMBS are securities created through the securitization of a pool of residential mortgage loans. As of the fourth quarter of 2013, approximately $7 trillion of the $10 trillion of residential mortgages outstanding was securitized, according to Inside Mortgage Finance. Of the securitized mortgages, approximately $6 trillion were Agency RMBS, according to Inside Mortgage Finance, which are RMBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance was securitized by either public trusts or PLS, and these securities are referred to as Non-Agency RMBS.

Agency RMBS generally offer more stable cash flows and historically have been subject to lower credit risk and greater price stability than the other types of residential mortgage investments we intend to target. The Agency RMBS that we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. More information about certain types of Agency RMBS in which we have invested or may invest is set forth below.

Mortgage pass-through certificates. Mortgage pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid in connection with the issuance of the securities and the servicing of the underlying mortgage loans.

Interest Only Agency RMBS. This type of stripped security only entitles the holder to interest payments. The yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages. If we decide to invest in these types of securities, we anticipate doing so primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.

TBAs. We utilize TBAs in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

Since the onset of the financial crisis in 2007, there has been significant volatility in the prices for Non-Agency RMBS. This has resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have started to recover from their lows, we believe a meaningful gap still exists between current prices and the recovery value of many Non-Agency RMBS. Accordingly, we believe there are opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. Furthermore, we believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We intend to pursue opportunities to structure transactions that would enable us to realize this difference.

The Non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. The mortgage loan collateral may be classified as “conforming” or “non-conforming,” depending on a variety of factors.

Real Estate Loans

We believe there may be attractive opportunities to invest in portfolios of non-performing and other residential mortgage loans. In these investments, we would expect to acquire the loans at a deep discount to their face amount, and we (either independently or with a servicing co-investor) would seek to resolve the loans at a substantially higher valuation. We would seek to improve performance by transferring the servicing to Nationstar or another reputable servicer, which we believe could increase unlevered yields. In addition, we may seek to employ leverage to increase returns, either through traditional financing lines or, if available, securitization options.

While a number of portfolios of non-performing residential loans have been sold since the financial crisis, we believe the volume of such sales may increase for a number of reasons. For example, with improved balance sheets, many large banks have more financial flexibility to recognize losses on non-performing assets. HUD, which acquires the non-performing loans from Ginnie Mae securitizations, has been increasing the number of portfolio sales. In addition, we believe that residential loan servicers—which have traditionally resorted to loan foreclosure procedures and subsequent property sales to maximize recoveries on non-performing loans—may increase sales of defaulted loans. To the extent any of these dynamics results in a meaningful volume of non-performing loan sales, we believe they may pose attractive investment opportunities for us.

Other Investments

We may pursue other types of investments as the market evolves, such as our opportunistic investment in consumer loans in April 2013. Our Manager makes decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that may differ from, and are possibly riskier than, our current portfolio of target assets. For more information about our investment guidelines, see “—Investment Guidelines.”

Our Strengths

Focused Strategy

We pursue an investment strategy focused primarily on attractive opportunities across the residential spectrum. With an approximately $20 trillion housing market undergoing major structural changes, we believe a dedicated strategy presents investors with an opportunity to participate in that restructuring.

Experienced Management Team

Our Manager is an affiliate of Fortress, a leading alternative asset manager with $61.8 billion of assets under management as of December 31, 2013. Residential and other real estate related assets, including those in our portfolio, have been a significant component of the investment strategies of both Fortress and Newcastle.

Through our Manager, we have access to Fortress’s extensive and long-standing relationships with major issuers of real estate related securities and the broker-dealers that trade these securities, as well as their banking relationships in the mortgage servicing industry. We believe these relationships, together with Fortress’s infrastructure, provide us access to a pipeline of attractive investment opportunities, many of which may not be available to our competitors.

We also believe that the breadth of Fortress’s experience enables us to react nimbly to the changing residential landscape in order to execute on emerging investment opportunities. For instance, in 2012, we obtained a private letter ruling from the Internal Revenue Service that permits us to treat Excess MSRs as qualifying assets that generate qualifying income for purposes of the REIT asset and income tests, which gave us an early advantage for investing in Excess MSRs.

Existing Portfolio

Our portfolio is currently composed of servicing related assets, residential securities and loans, and other investments. Under current market conditions, we target returns on invested equity that average in the mid-teens. We believe these returns are attainable given the performance of our existing investments to date and based on market dynamics that we believe will foster significant opportunities to invest in additional residential real estate assets at similar returns. For example, our underwriting assumptions projected a weighted average internal rate of return (“IRR”) of 16.0% for the Excess MSRs we owned as of December 31, 2013, based on their original purchase price, and this portfolio has performed better than our underwriting assumptions. We believe that various market dynamics, including the current low-interest rate environment, a supply-demand imbalance for investments in residential mortgage servicing assets, and barriers to entry with respect to this asset class, support our target returns. However, the returns of individual assets, as well as different asset classes, will vary, and there can be no assurance that any of our assets, or our portfolio as a whole, will generate target returns. In addition, our ability to achieve target returns on certain of our assets, depends in part on the use of leverage and our ability to quickly deploy the proceeds of any financing at attractive returns. There can be no assurance that we will be able to secure financing on favorable terms, or at all. In addition, there can be no assurance that we will be able to source, or quickly complete, attractive investments for which the proceeds of any such financing could be used.

Relationship with Nationstar

As a result of our Manager’s relationship with Nationstar, which is majority-owned by Fortress funds managed by our Manager, we believe we are uniquely positioned to source opportunities to acquire residential mortgage servicing assets. Nationstar (NYSE: NSM) is one of the largest residential loan servicers, according to Inside Mortgage Finance, and it was ranked among the highest quality servicers by Fannie Mae in August 2013. We have developed an innovative strategy for co-investing in Excess MSRs with Nationstar. Given that non-servicers, like us, cannot acquire an MSR directly, this strategy creates the opportunity for us to co-invest in Excess MSRs and affords Nationstar the opportunity to invest in MSRs on a “capital light” basis. To date, we have completed several co-investments with Nationstar, as described under “—Our Portfolio—Servicing Related Assets” below. In addition, we have capitalized on Nationstar’s origination capabilities by entering into a “recapture agreement” in each of our Excess MSR investments to date. Under the recapture agreements, we are generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. In other words, we are generally entitled to a pro rata interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Nationstar of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Nationstar of a previously recaptured loan. We believe this arrangement mitigates our exposure to the prepayment risk associated with Excess MSRs. Furthermore, we have purchased servicer advances from Nationstar through a co-investment with certain third parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio—Servicer Advances.” Nationstar is also the master servicer and/or servicer of the vast majority of the loans underlying the Non-Agency RMBS in our portfolio.

Tax Efficient REIT Status

We will elect to be treated as, and expect to operate in conformity with the requirements for qualification and taxation as, a REIT. REIT status will provide us with certain tax advantages compared to some of our competitors. Those advantages include an ability to reduce our corporate-level income taxes by making dividend distributions to our stockholders, and an ability to pass our capital gains through to our stockholders in the form of capital gains dividends. We believe our REIT status will provide us with a significant advantage as compared to other companies or industry participants who do not have a similar tax efficient structure. From time to time, we may make investments through taxable REIT subsidiaries, which is currently the case with our investment in servicer advances, which will impact the returns on such investments and reduce cash available for distribution to our stockholders.

Our Portfolio

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments, as described in more detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2013 (dollars in thousands):

	Outstanding Face Amount	Amortized Cost Basis (A)	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years) (B)
Investments in:
Excess MSRs (C)	$252,573,092	$586,288	10.7%	$676,917	6.0
Servicer Advances (C)	2,661,130	2,665,551	48.7%	2,665,551	2.7
Agency RMBS	1,314,130	1,403,215	25.7%	1,402,764	4.1
Non-Agency RMBS	872,866	566,760	10.4%	570,425	8.0
Residential Mortgage Loans	57,552	33,539	0.6%	33,539	3.7
Consumer Loans (C)	3,298,769	215,062	3.9%	215,062	3.2

Total / Weighted Average	$260,777,539	$5,470,415	100.0%	$5,564,258	5.9

Reconciliation to GAAP total assets:
Cash and restricted cash				305,332
Derivative assets				35,926
Other assets				53,142

GAAP total assets				$5,958,658

(A)	Net of impairment.
(B)	Weighted average life is based on the timing of our expected principal reduction on the asset.
(C)

The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions. Our Manager will make decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that differ from, and are possibly riskier than, our current portfolio of target assets. For more information about our investment guidelines, see “—Investment Guidelines” below.

Servicing Related Assets

Excess MSRs

Through December 31, 2013, we had invested $683.4 million of equity in Excess MSRs on loans with an initial UPB of approximately $299.4 billion (of which we have received an aggregate $154.5 million return of capital on an inception-to-date basis). The carrying value of our Excess MSRs was approximately $676.9 million as of December 31, 2013. The weighted average collateral statistics of these loans were: coupon of 4.8%, percentage of loans delinquent by more than thirty days of 27%, FICO score of 665 and loan age of 6.8 years.

Servicer Advances

As of December 31, 2013, we had invested $115.7 million of equity to acquire, through a joint venture with third-party co-investors, $2.7 billion of Non-Agency servicer advances, and the basic fee component of the related MSRs, on loans with a UPB of approximately $43.4 billion related to Transaction 1.

Residential Securities and Loans

RMBS

As of December 31, 2013, we owned $872.9 million face amount of Non-Agency RMBS with an amortized cost basis of $566.8 million and a carrying value of $570.4 million. We also own the call rights to 96% of the related securitizations. The collateral consists primarily of subprime and Alt-A loans.

As of December 31, 2013, we had invested $59.2 million of equity to acquire $1.3 billion face amount of Agency hybrid (fixed to floating) and other adjustable rate mortgage securities (“ARMs”) with a carrying value of $1.4 billion.

Real Estate Loans

As of December 31, 2013, we had approximately $57.6 million outstanding face amount of residential mortgage loans. In February 2013, we invested approximately $35.1 million to acquire a 70% interest in the mortgage loans. Nationstar co-invested pari passu with us in 30% of the mortgage loans and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer.

Other Investments

In April 2013, we invested approximately $250 million of equity to purchase an interest in consumer loans with an aggregate UPB of approximately $4.2 billion. The carrying value of the consumer loans was approximately $215.1 million as of December 31, 2013. The weighted average collateral characteristics of these loans were: coupon of 18.3%, 344,046 loans outstanding, an average loan balance of $9,588, and a 9.8% charge-off rate.

Financing Strategy

Our objective is to generate attractive risk-adjusted returns for our stockholders without excessive use of leverage. We do not have a predetermined target leverage level. The amount of leverage we deploy for a particular investment depends upon an assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the creditworthiness of financing counterparties; the health of the U.S. economy and the residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our investments; and our outlook for asset spreads relative to financing costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for further details about our debt obligations.

Servicing Related Assets

Excess MSRs

We have funded the acquisition of Excess MSRs primarily on an unlevered basis. On December 13, 2013, we entered into a $75.0 million secured corporate loan. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 4.0%. The loan contains customary covenants and event of default provisions. As of December 31, 2013, the loan was fully drawn. Subsequent to December 31, 2013, the loan was paid down by approximately $5.9 million and the maturity was extended to May 31, 2014.

Servicer Advances

As of December 31, 2013, we had approximately $2.4 billion of drawn principal under variable funding notes issued by special purpose subsidiaries of the Buyer pursuant to two facilities secured by the servicer advances, with an interest rate equal to the sum of a floating rate index rate and a margin ranging from 2.0% to 2.6%, borrowing capacity of up to $3.9 billion, with maturity dates in September 2014. A portion of the outstanding notes issued under such facilities were repaid with the proceeds of new notes issued in March 2014. After giving effect to such repayments, one of the two facilities was terminated and the borrowing capacity under the other facility was reduced to $1.5 billion. For more information about the new notes, which were issued by the NRART Master Trust, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations”

In connection with the settled portion of Transaction 2, the Buyer and special purpose subsidiaries established directly or indirectly by Buyer entered into an additional facility secured by advances, with an interest rate generally equal to the sum of one-month LIBOR plus a margin of 2.5%, borrowing capacity of up to $1.0 billion, and a maturity date in September 2014.

Residential Securities and Loans

As of December 31, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $287.8 million to finance Non-Agency RMBS and approximately $1.3 billion to finance Agency ARM RMBS, all of which were subject to customary margin calls. Of our Non-Agency RMBS, $104.0 face amount is financed pursuant to a $414.2 million master repurchase agreement that matures in October 2014.

Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds, and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4% to 5% for Agency ARM RMBS to between 15% and 40% for Non-Agency RMBS. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post margin in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents.

These repurchase agreements have terms that generally conform to the terms of the standard master repurchase agreement published by SIFMA as to repayment, margin requirements and segregation of all securities sold under any repurchase transactions. In addition, each counterparty typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ for each of our counterparties and are not determined until we engage in a specific repurchase transaction.

On November 25, 2013, we entered into a $300.0 million master repurchase agreement with The Royal Bank of Scotland plc (“RBS”) with advance rates ranging from 65% to 85% and an interest cost of one-month LIBOR plus 2.5% to 2.75%. The repurchase agreement, which contains customary covenants and event of default provisions and is subject to margin calls, will be used to finance the purchase of residential mortgage loans and matures on November 24, 2014. We are also required to pay certain administrative costs and expenses in connection with the structuring, management and ongoing administration of the master repurchase agreement. As of December 31, 2013, we had purchased $92.7 million of loans financed with $60.1 million under this facility. This financing was treated as a “linked transaction” (a derivative) for accounting purposes, as described in Note 10 to our consolidated financial statements included herein.

On January 15, 2014, we entered into a $25.3 million repurchase agreement with Credit Suisse Securities (USA) LLC to finance a portfolio of non-performing residential mortgage loans, which matures on January 14, 2015. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.00%. The agreement contains customary covenants and event of default provisions.

Other Investments

On January 8, 2014, we financed all of our ownership interest in each of the Consumer Loan Companies under a $150.0 million master repurchase agreement with Credit Suisse Securities (USA) LLC, which matures on June 30, 2014. Borrowings under the facility bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 4.00%. The facility contains customary covenants and event of default provisions.

Hedging Strategy

Subject to maintaining our qualification as a REIT and exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”), we may, from time to time, utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. Under the U.S. federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, although our total gross income from interest rate hedges that do not meet this requirement and other non-qualifying sources generally must not exceed 5% of our gross income.

Subject to maintaining our qualification as a REIT and exclusion from registration under the 1940 Act, we may also engage in a variety of interest rate management techniques that seek on the one hand to mitigate the influence of interest rate changes on the values of some of our assets and on the other hand help us achieve our risk management objectives. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is fully subject to U.S. federal corporate income taxation. Our interest rate management techniques may include:

•	interest rate swap agreements, interest rate cap agreements, exchange-traded derivatives and swaptions;

•	puts and calls on securities or indices of securities;

•	U.S. Treasury securities and options on U.S. Treasury securities;

•	TBAs; and

•	other similar transactions.

Subject to maintaining our REIT qualification, we may utilize hedging instruments, including interest rate swap agreements, interest rate cap agreements, interest rate floor or collar agreements or other financial instruments that we deem appropriate. Specifically, we may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets and (2) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements, or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings and liquidity.

Investment Guidelines

Our board of directors has adopted a broad set of investment guidelines to be used by our Manager to evaluate specific investments. Our general investment guidelines prohibit any investment that would cause us to fail to qualify as a REIT, and any investment that would cause us to be regulated as an investment company. These investment guidelines may be changed by our board of directors without the approval of our stockholders. If our board changes any of our investment guidelines, we will disclose such changes in our next required periodic report.

The Management Agreement

In connection with our spin-off from Newcastle, we entered into a Management Agreement with our Manager, an affiliate of Fortress, which was subsequently amended and restated on August 1, 2013, pursuant to which our Manager provides for the day-to-day management of our operations. The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. There is no limit on the amount our Manager may invest on our behalf without seeking the approval of our board of directors.

Our Manager is responsible for, among other things, (i) the purchase and sale of our investments, (ii) the financing of our investments, and (iii) investment advisory services. Our Manager is responsible for our day-to -day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate.

We pay our Manager an annual management fee equal to 1.5% of our gross equity. Gross equity is generally the equity that was transferred to us by Newcastle on the distribution date, plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

Our Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) the funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on Excess MSRs and on equity method investees invested in Excess MSRs, per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on the distribution date, earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, and gains (or losses) from debt restructuring and gains (or losses) from sales of property, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity that was transferred to us by Newcastle on the distribution date and the prices per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding.

“Funds from operations” means net income (computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)), excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of our independent directors based on changes in, or certain applications of, GAAP. Funds from operations are determined from the date of our separation from Newcastle and without regard to Newcastle’s prior performance. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The initial term of our Management Agreement expires on May 15, 2014, and the Management Agreement will be renewed automatically each year for an additional one-year period unless (i) a majority consisting of at least two-thirds of our independent directors or a simple majority of the holders of outstanding shares of our common stock, agree that there has been unsatisfactory performance that is materially detrimental to us or (ii) a simple majority of our independent directors agree that the management fee payable to our Manager is unfair; provided, that we shall not have the right to terminate our Management Agreement under clause (ii) foregoing if the Manager agrees to continue to provide the services under the Management Agreement at a fee that our independent directors have determined to be fair.

If we elect not to renew our Management Agreement at the expiration of the original term or any such one-year extension term as set forth above, our Manager will be provided with 60 days’ prior notice of any such termination. In the event of such termination, we would be required to pay the termination fee. The termination fee is a fee equal to the sum of (1) the amount of the management fee during the 12 months immediately preceding the date of termination, and (2) the “Incentive Compensation Fair Value Amount.” The Incentive Compensation Fair Value Amount is an amount equal to the Incentive Compensation that would be paid to the Manager if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).

Fortress, through its affiliates, and principals of Fortress held 5.3 million shares of our common stock, and Fortress, through its affiliates, held options to purchase an additional 17.7 million shares of our common stock, representing approximately 8.4% of our common stock on a fully diluted basis, as of December 31, 2013.

Policies with Respect to Certain Other Activities

Subject to the approval of our board of directors, we have the authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future.

We also may make loans to, or provide guarantees of certain obligations of, our subsidiaries.

Subject to the percentage ownership and gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

We may engage in the purchase and sale of investments.

Our officers and directors may change any of these policies and our investment guidelines without a vote of our stockholders.

In the event that we determine to raise additional equity capital, our board of directors has the authority, without stockholder approval (subject to certain NYSE requirements), to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property.

Decisions regarding the form and other characteristics of the financing for our investments are made by our manager subject to the general investment guidelines adopted by our board of directors.

Conflicts of Interest

Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions.

One or more of our officers and directors have responsibilities and commitments to entities other than us, including, but not limited to, Newcastle, Nationstar (the servicer for the loans underlying our Excess MSRs, servicer advances, and Non-Agency RMBS), and Springleaf (the servicer for the consumer loans in which we have invested). For example, we have some of the same directors and officers as Newcastle, Nationstar and Springleaf. In addition, we do not have a policy that expressly prohibits our directors, officers, securityholders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if Newcastle or Fortress or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Newcastle or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Newcastle or Fortress, or their affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. However, subject to the terms of our certificate of incorporation, our code of business conduct and ethics prohibits the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”

Our key agreements, including our Management Agreement, were negotiated among related parties, and their respective terms, including fees and other amounts payable, may not be as favorable to us as terms negotiated on an arm’s-length basis with unaffiliated parties. Our independent directors may not vigorously enforce the provisions of our Management Agreement against our Manager. For example, our independent directors may refrain from terminating our Manager because doing so could result in the loss of key personnel. The structure of the Manager’s compensation arrangement may have unintended consequences for us. We have agreed to pay our Manager a management fee that is not tied to our performance and incentive compensation that is based entirely on our performance. The management fee may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us, while the performance-based incentive compensation component may cause our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other objectives, such as preservation of capital, to achieve higher incentive distributions. Investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential. This could result in increased risk to the value of our portfolio of assets and your investment in us.

We may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Currently, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.7 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

Our Manager may determine, in its discretion, to make a particular investment through an investment vehicle other than us. Investment allocation decisions will reflect a variety of factors, such as a particular vehicle’s availability of capital (including financing), investment objectives and concentration limits, legal, regulatory, tax and other similar considerations, the source of the investment opportunity and other factors that the Manager, in its discretion, deems appropriate. Our Manager does not have an obligation to offer us the opportunity to participate in any particular investment, even if it meets our investment objectives.

Operational and Regulatory Structure

REIT Qualification

We will elect to be taxed and intend to qualify as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2013. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that, commencing with our initial taxable year ended December 31, 2013, we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

1940 Act Exclusion

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company for private funds set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We are organized as a holding company that conducts its businesses primarily through wholly owned and majority owned subsidiaries. We intend to continue to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities” in compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. The value of securities issued by any wholly owned or majority owned subsidiaries that we may form in the future that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not exceed the 40% test under Section 3(a)(1)(C) of the 1940 Act. For purposes of the foregoing, we currently treat our interests in our taxable REIT subsidiaries (“TRSs”) that hold our servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold servicer advances increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we currently treat our interests in our TRSs that hold our servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we were required to register as an investment company under the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions.

For purposes of the foregoing, we treat our interests in certain of our wholly owned and majority owned subsidiaries, which constitutes more than 60% of the value of our adjusted total assets on an unconsolidated basis, as non-investment securities because such subsidiaries qualify for exclusion from the definition of an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act (the “Section 3(c)(5)(C) exclusion”). The Section 3(c)(5)(C) exclusion is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The Section 3(c)(5)(C) exclusion generally requires that at least 55% of these subsidiaries’ assets comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. Maintenance of our exclusion under the 1940 Act generally limits the amount of our Section 3(c)(5)(C) subsidiaries’ investments in non-real estate assets to no more than 20% of our total assets.

In satisfying the 55% requirement under the Section 3(c)(5)(C) exclusion, based on guidance from the SEC and its staff, we treat Agency ARM RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. The SEC and its staff have not published guidance with respect to the treatment of whole pool Non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. We also treat whole mortgage loans that each of our subsidiaries relying on Section 3(c)(5)(C) may acquire directly as qualifying real estate assets provided that 100% of the loan is secured by real estate when such subsidiary acquires the loan and the subsidiary has the unilateral right to foreclose on the mortgage.

Based on our own judgment and analysis of the guidance from the SEC and its staff with respect to analogous assets, we treat Excess MSRs as real estate-related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion. We treat investments in Agency partial pool RMBS and Non-Agency partial pool RMBS as real estate-related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion.

We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets or real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, or disagrees with our analysis, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

In August 2011, the SEC issued a concept release soliciting public comments on a wide range of issues relating to companies, which are typically REITs, engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the Section 3(c)(5)(C) exclusion and whether such REITs should be regulated in a manner similar to investment companies. Therefore, there can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions.

Although we monitor our portfolio periodically and prior to each investment origination or acquisition, there can be no assurance that we will be able to maintain the Section 3(c)(5)(C) exclusion from the definition of an investment company under the 1940 Act for these subsidiaries.

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exclusions or exceptions we and our subsidiaries rely on from the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Qualification for an exclusion from registration under the 1940 Act will limit our ability to make certain investments. See “Risk Factors — Risks Related to Our Business — Maintenance of our 1940 Act exclusion imposes limits on our operations.”

Competition

Our success depends, in large part, on our ability to acquire target assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with banks, independent mortgage loan servicers, private equity firms, hedge funds and other large financial services companies. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of our target assets may be more attractive to sellers of such assets if the sellers believe that these potential purchasers could obtain any necessary third party approvals and consents more easily than us.

In the face of this competition, we expect to take advantage of the experience of members of our management team and their industry expertise which may provide us with a competitive advantage and help us assess potential risks and determine appropriate pricing for certain potential acquisitions of our target assets. In addition, we expect that these relationships will enable us to compete more effectively for attractive acquisition opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Employees

We are managed by our Manager pursuant to the Management Agreement between our Manager and us. All of our officers are employees of our Manager or an affiliate of our Manager. We do not have any employees.

Legal Proceedings

From time to time, we are or may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are not party to any material legal proceedings as of the date on which this report is filed.

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the Audit, Nominating and Corporate Governance, and Compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines, and our Manager has adopted a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our Manager.

New Residential files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the Securities and Exchange Commission (“SEC”). Readers may read and copy any document that New Residential files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our internet site is http://www.newresi.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations—Corporate Governance” section are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks occur, our business, financial condition, liquidity or results of operations, as well as our ability to pay distributions to our stockholders and service our indebtedness could be materially and adversely affected. In that case, the trading price of our common stock could decline, which could result in a partial or complete loss of your investment. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT, and (v) Risks Related to Our Common Stock. However, these categories do overlap and should not be considered exclusive.

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

We did not operate as a separate, stand-alone company for the entirety of the historical periods presented in the financial information included in this report, which has been derived from Newcastle’s historical financial statements. Therefore, the financial information in this report for the periods prior to the spin-off does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our separation from Newcastle. This is primarily a result of the following factors:

•	The financial information in this report for the periods prior to the spin-off does not reflect all of the expenses we incur as a public company;

•

The working capital requirements and capital for general corporate purposes for our assets were satisfied prior to the spin-off as part of Newcastle’s corporate-wide cash management policies. Following the spin-off, Newcastle does not provide us with funds to finance our working capital or other cash requirements, so we are required to satisfy our liquidity needs by obtaining financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

•

Our cost structure, management, financing and business operations following the spin-off are significantly different as a result of operating as an independent public company. These changes result in increased costs, including, but not limited to, fees paid to our Manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE.

The value of our investments in Excess MSRs and servicer advances is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.

When we invest in Excess MSRs and servicer advances, we base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. We record Excess MSRs and servicer advances on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from Excess MSRs and servicer advances, and the determination of the fair value of Excess MSRs and servicer advances, are based on assumptions about various factors, including, but not limited to:

•	rates of prepayment and repayment of the underlying mortgage loans;

•	interest rates;

•	rates of delinquencies and defaults; and

•	recapture rates (in the case of Excess MSRs only) and the amount and timing of servicer advances (in the case of servicer advances only).

Our assumptions could differ materially from actual results. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. The ultimate realization of the value of our Excess MSRs and servicer advances may be materially different than the fair values of such assets as reflected in our consolidated statement of financial position as of any particular date.

When mortgage loans underlying our Excess MSRs are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us cease (unless the loans are recaptured upon a refinancing). Borrowers under residential mortgage loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment speeds is a significant assumption underlying our cash flow projections. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire Excess MSRs may prove to be too high.

The values of Excess MSRs and our servicer advances are highly sensitive to changes in interest rates. Historically, the value of MSRs, which underpin the value of our Excess MSRs and servicer advances, has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment speeds. However, prepayment speeds could increase in spite of the current interest rate environment, as a result of a general economic recovery or other factors, which would reduce the value of our interests in MSRs.

Moreover, delinquency rates have a significant impact on the value of Excess MSRs. When delinquent loans are resolved through foreclosure (or repurchased by the GSEs), the UPB of such loans cease to be a part of the aggregate UPB of the serviced loan pool when the related properties are foreclosed on and liquidated and the related cash flows payable to us, as the holder of the Excess MSR or basic fee, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our Excess MSRs from GSEs or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. In addition, delinquencies on the loans underlying our servicer advances give rise to accrued but unpaid servicing fees, or “deferred servicing fees,” which we have agreed to purchase in connection with our purchase of servicer advances, and deferred servicing fees generally cannot be financed on terms as favorable as the terms available to other types of servicer advances. If delinquencies are significantly greater than expected, the estimated fair value of the Excess MSRs and servicer advances could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

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

If the servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for each of our current recapture agreements is stated in the table in Note 12 to our consolidated financial statements included herein. In our investment in servicer advances, we are not entitled to the cash flows from recaptured loans.

Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances.

We have agreed, together with certain third-party investors, to purchase from Nationstar all servicer advances related to certain loan pools, as a result of which we are entitled to amounts representing repayment for such advances. During any period in which a borrower is not making payments, a servicer (including Nationstar) is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, pay property taxes and insurance premiums to third parties, and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans.

Repayment for servicer advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related mortgage loan (including liquidation, insurance and condemnation proceeds) or, if a “general collections backstop” is available, from collections on other mortgage loans to which the applicable servicing agreement relates. The rate and timing of payments on the servicer advances and the deferred servicing fees, are unpredictable for several reasons, including the following:

•

payments on the servicer advances and the deferred servicing fees depend on the source of repayment, and whether and when the related servicer receives such payment (certain servicer advances are reimbursable only out of late payments and other collections and recoveries on the related mortgage loan, while others are also reimbursable out of principal and interest collections with respect to all mortgage loans serviced under the related servicing agreement, and as a consequence, the timing of such reimbursement is highly uncertain);

•

the length of time necessary to obtain liquidation proceeds may be affected by conditions in the real estate market or the financial markets generally, the availability of financing for the acquisition of the real estate and other factors, including, but not limited to, government intervention;

•

the length of time necessary to effect a foreclosure may be affected by variations in the laws of the particular jurisdiction in which the related mortgaged property is located, including whether or not foreclosure requires judicial action;

•

the requirements for judicial actions for foreclosure (which can result in substantial delays in reimbursement of servicer advances and payment of deferred servicing fees), which vary from time to time as a result of changes in applicable state law; and

•

the ability of the related servicer to sell delinquent mortgage loans to third parties prior to liquidation, resulting in the early reimbursement of outstanding unreimbursed servicer advances in respect of such mortgage loans.

As home values change, the servicer may have to reconsider certain of the assumptions underlying its decisions to make advances. In certain situations, its contractual obligations may require the servicer to make certain advances for which it may not be reimbursed. In addition, when a mortgage loan defaults or becomes delinquent, the repayment of the advance may be delayed until the mortgage loan is repaid or refinanced, or a liquidation occurs. To the extent that Nationstar fails to recover the servicer advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected return and suffer losses.

Servicing agreements related to residential mortgage securitization transactions generally require a residential mortgage servicer to make servicer advances in respect of serviced mortgage loans unless the servicer determines in good faith that the servicer advance would not be ultimately recoverable from the proceeds of the related mortgage loan, the mortgaged property or the related mortgagor. In many cases, if the servicer determines that a servicer advance previously made would not be recoverable from these sources, the servicer is entitled to withdraw funds from the related custodial account in respect of payments on the related pool of serviced mortgages to reimburse the related servicer advance. This is what is often referred to as a “general collections backstop.” The timing of when a servicer may utilize a general collections backstop can vary (some contracts require actual liquidation of the related loan first, while others do not), and contracts vary in terms of the types of servicer advances for which reimbursement from a general collections backstop is available. Accordingly, a servicer may not ultimately be reimbursed if both (i) the payments from related loan, property or mortgagor payments are insufficient for reimbursement, and (ii) a general collections backstop is not available or is insufficient. Also, if a servicer improperly makes a servicer advance, it would not be entitled to reimbursement. Historically, Nationstar has recovered more than 99% of the advances that it has made. While we do not expect this recovery rate to vary materially during the term of our investment, there can be no assurance regarding future recovery rates related to our portfolio.

We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments in Excess MSRs, servicer advances and Non-Agency RMBS is dependent on the satisfactory performance of servicing obligations by the mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the “Servicing Guidelines”). Our investment in the Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility for termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced. Under the GSE Servicing Guidelines, the servicer may be terminated by the applicable GSE for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such GSE. In the event a mortgage owner terminates the servicer, the related Excess MSRs and basic fees would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency Pools, the related Excess MSRs will be extinguished and our investment in such Excess MSRs will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and will require, among other things, a new servicer willing to pay for the right to service the applicable mortgage loans while assuming responsibility for the origination and prior servicing of the mortgage loans. In addition, any payment received from a successor servicer will be applied first to pay the GSE for all of its claims and costs, including claims and costs against the Servicer that do not relate to the mortgage loans for which we own the Excess MSRs. A termination could also result in an event of default under our financings for servicer advances. It is expected that any termination by a mortgage owner of a servicer would take effect across all mortgages of such mortgage owner and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event a mortgage owner terminates such servicer. Nationstar is the servicer of all of the loans underlying all of our investments in Excess MSRs and servicer advances, and it is the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar and Springleaf and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans due to:

•	its failure to comply with applicable laws and regulation;

•	a downgrade in its servicer rating;

•	its failure to maintain sufficient liquidity or access to sources of liquidity;

•	its failure to perform its loss mitigation obligations;

•	its failure to perform adequately in its external audits;

•	a failure in or poor performance of its operational systems or infrastructure;

•	regulatory or legal scrutiny regarding any aspect of a servicer’s operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines;

•	a GSE’s or a whole-loan owner’s transfer of servicing to another party; or

•	any other reason.

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services, in connection with Nationstar’s recent growth, certain operational issues, and certain alleged recent complaints from certain New York consumers.

Loss mitigation techniques are intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If Nationstar (or any other applicable servicer or subservicer) fail to adequately perform their loss mitigation obligations, we could be required to purchase servicer advances in excess of those that we might otherwise have had to purchase, and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that Nationstar receives requests for advances in excess of amounts that we or the co-investors is willing or able to fund, Nationstar may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with Nationstar. As a result, we could experience a partial or total loss of the value of our investment in servicer advances.

MSRs and servicer advances are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions. If the servicer actually or allegedly failed to comply with applicable laws, rules or regulations, it could be terminated as the servicer, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, servicer advances that are improperly made may not be eligible for financing under our facilities and may not be reimbursable by the related securitization trust or other owner of the mortgage loan, which could cause us to suffer losses.

Favorable ratings from third-party rating agencies such as Standard & Poor’s, Moody’s and Fitch are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a mortgage servicer’s ratings could have an adverse effect on the value of our Excess MSRs and servicer advances, and result in an event of default under our financing for advances. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their and our ability to finance servicer advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer or we may seek in the future. A mortgage servicer’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for servicer advances and have an adverse effect on the value of our investments since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying our Excess MSRs and servicer advances could result in:

•	the validity and priority of our ownership in the Excess MSRs or servicer advances being challenged in a bankruptcy proceeding;

•	payments made by such servicer to us, or obligations incurred by it, being voided by a court under federal or state preference laws or federal or state fraudulent conveyance laws;

•	a re-characterization of any sale of Excess MSRs, servicer advances or other assets to us as a pledge of such assets in a bankruptcy proceeding;

•	any agreement pursuant to which we acquired the Excess MSRs or servicer advances being rejected in a bankruptcy proceeding; or

•	a default under our financing for servicer advances and a partial or total loss of the value of our investment in servicer advances.

For additional information about the ways in which we may be affected by mortgage servicers, see “—The value of our Excess MSRs, servicer advances and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.”

We have significant counterparty concentration risk in Nationstar and Springleaf and are subject to other counterparty concentration and default risks.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations, cash flows and financial condition.

To date, all of our co-investments in Excess MSRs and servicer advances relate to loans serviced by Nationstar. If Nationstar is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, the vast majority of the loans underlying our Non-Agency RMBS are serviced by Nationstar. We closely monitor Nationstar’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with Nationstar that enable us to monitor Nationstar’s financial and operating performance and credit quality, which we periodically evaluate and discuss with Nationstar’s management. However, we have no direct ability to influence Nationstar’s performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of a Nationstar servicing agreement.

Furthermore, Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services, in connection with Nationstar’s recent growth, certain operational issues, and certain alleged recent complaints from certain New York consumers.

Nationstar has no obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties other than Nationstar from which to acquire Excess MSRs and servicer advances, which could impact our business strategy. See “—We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

Repayment of the outstanding amount of servicer advances (including payment with respect to deferred servicing fees) may be subject to delay, reduction or set-off in the event that Nationstar (or any other applicable servicer or subservicer) breaches any of its obligations under the related servicing agreements, including, without limitation, any failure of Nationstar (or any other applicable servicer or subservicer) to perform its servicing and advancing functions in accordance with the terms of such servicing agreements. If Nationstar (or any other applicable servicer) is terminated or resigns as servicer and the applicable successor servicer does not purchase all outstanding servicer advances at the time of transfer, collection of the servicer advances will be dependent on the performance of such successor servicer and, if applicable, reliance on such successor servicer’s compliance with the “first-in, first-out” or “FIFO” provisions of the Servicing Guidelines. In addition, such successor servicers may not agree to purchase the outstanding advances on the same terms as our current purchase arrangements and may require, as a condition of their purchase, modification to such FIFO provisions, which could further delay our repayment and have adversely affect the returns from our investment.

We are subject to substantial other operational risks associated to Nationstar or any other applicable servicer or subservicer in connection with the financing of servicer advances. In our current financing facilities for servicer advances, the failure of Nationstar to satisfy various covenants and tests can result in a target amortization event, a facility early amortization event and/or an event of default. We have no direct ability to control Nationstar’s compliance with those covenants and tests. Failure of Nationstar to satisfy any such covenants or tests could result in a partial or total loss on our investment.

In addition, the consumer loans in which we have invested are serviced by Springleaf. If Springleaf is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments could be severely impacted.

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

In the event of a counterparty default, particularly a default by a major investment bank, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations, cash flows and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

Counterparty risks have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Lehman Brothers) in recent years and the consequent decrease in the number of potential counterparties. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which could negatively impact us in several ways, including by decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

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

Our investments in Excess MSRs and servicer advances may involve complex or novel structures.

Investments in Excess MSRs and servicer advances are new types of transactions and may involve complex or novel structures. Accordingly, the risks associated with the transactions and structures are not fully known to buyers and sellers. In the case of Excess MSRs on Agency pools, GSEs may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in Excess MSRs on Agency pools. GSE conditions may diminish or eliminate the investment potential of Excess MSRs on Agency pools by making such investments too expensive for us or by severely limiting the potential returns available from Excess MSRs on Agency pools.

It is possible that a GSE’s views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. A GSE’s evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs on Agency pools may cause such GSE to impose new conditions on our existing investments in Excess MSRs on Agency pools, including the owner’s ability to hold such Excess MSRs on Agency pools directly or indirectly through a grantor trust or other means. Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs on Agency pools that are already owned by us. Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural or economic changes, as well as agree to indemnification or other terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments.

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

Excess MSRs and servicer advances are highly illiquid and may be subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any Excess MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Additionally, investments in Excess MSRs and servicer advances are new types of transaction, and the risks associated with the transactions and structures are not fully known to buyers or sellers. As a result of the foregoing, we may be unable to locate a buyer at the time we wish to sell Excess MSRs or servicer advances. There is some risk that we will be required to dispose of Excess MSRs or servicer advances either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the Excess MSRs or servicer advances, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs or servicer advances. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

In addition, some of our real estate related securities may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. There are also no established trading markets for a majority of our intended investments. Moreover, certain of our investments, including our investments in consumer loans, servicer advances and certain investments in Excess MSRs, are made indirectly through a vehicle that owns the underlying assets. Our ability to sell our interest may be contractually limited or prohibited. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

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

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

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

•

prepayment speeds, delinquency rates and legislative/regulatory changes with respect to our investments in Excess MSRs, servicer advances, RMBS, and loans, and the timing and amount of servicer advances;

•	the actual and perceived state of the real estate markets, market for dividend-paying stocks and public capital markets generally;

•	unemployment rates; and

•	the attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008 as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, market conditions have generally improved, but they could deteriorate in the future as a result of a variety of factors beyond our control.

The geographic distribution of the loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and financial condition.

The geographic distribution of the loans underlying, and collateral securing, our investments, including our Excess MSRs, servicer advances, Non-Agency RMBS and consumer loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates.

As of December 31, 2013, 26.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 9.4% was secured by properties located in Florida. As of December 31, 2013, 36.3% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 22.7% was located in the Southeastern U.S., 18.9% was located in the Northeastern U.S., 11.3% was located in the Midwestern U.S. and 5.9% was located in the Southwestern U.S. New Residential was unable to obtain geographical information for 4.9% of the collateral. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

Many of the RMBS in which we invest are collateralized by subprime mortgage loans, which are subject to increased risks.

Many of the RMBS in which we invest are backed by collateral pools of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans could be correspondingly adversely affected, which could adversely impact our results of operations, liquidity, financial condition and business.

The value of our Excess MSRs, servicer advances and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors from pursuing additional actions against the banks and servicers in the future.

Under the terms of the agreement governing our investment in servicer advances, we (together with third-party co-investors) are required to purchase from Nationstar advances on certain pools. While a mortgage loan is in foreclosure, servicers, including Nationstar, are generally required to continue to advance delinquent principal and interest and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. Servicer advances are generally recovered when the delinquency is resolved.

Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances Nationstar is required to make and we are required to purchase, lengthen the time it takes for us to be repaid for such advances and increase the costs incurred during the foreclosure process. In addition, our advance financing facilities contain provisions that modify the advance rates for, and limit the eligibility of, servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that we need to fund with our own capital. Such increases in foreclosure timelines could increase our need for capital to fund servicer advances (which do not bear interest), which would increase our interest expense, reduce the value of our investment and potentially reduce the cash that we have available to pay our operating expenses or to pay dividends.

Even in states where servicers have not suspended foreclosure proceedings or have lifted (or will soon lift) any such delayed foreclosures, servicers, including Nationstar, have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, the current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and servicers may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. In general, regulatory developments with respect to foreclosure practices could result in increases in the amount of servicer advances and the length of time to recover servicer advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicer advances. This would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability. Although the terms of our investment in servicer advances contain adjustment mechanisms that would reduce the amount of performance fees payable to Nationstar if servicer advances exceed pre-determined amounts, those fee reductions may not be sufficient to cover the expenses resulting from longer foreclosure timelines.

A failure by any or all of the members to make capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our Excess MSRs, servicer advances and RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and result in losses on, these investments. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the RMBS, thereby reducing the amount of funds available for distribution to investors.

In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes of RMBS that we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement is a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of our Excess MSRs, servicer advances and RMBS.

While we believe that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive, time consuming and, ultimately, uneconomic for us to enforce our contractual rights. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations, cash flows and financial condition.

The loans underlying the securities we invest in and the loans we directly invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Mortgage backed securities are securities backed by mortgage loans. The ability of borrowers to repay these mortgage loans is dependent upon the income or assets of these borrowers. If a borrower has insufficient income or assets to repay these loans, it will default on its loan. Our investments in RMBS will be adversely affected by defaults under the loans underlying such securities. To the extent losses are realized on the loans underlying the securities in which we invest, we may not recover the amount invested in, or, in extreme cases, any of our investment in such securities.

Residential mortgage loans, manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are also subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including, among other things, changes in the borrower’s employment status, changes in national, regional or local economic conditions, changes in interest rates or the availability of credit on favorable terms, changes in regional or local real estate values, changes in regional or local rental rates and changes in real estate taxes.

In the event of default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our results of operations, cash flows and financial condition.

Our investments in real estate related securities are subject to changes in credit spreads, which could adversely affect our ability to realize gains on the sale of such investments.

Real estate related securities are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark.

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2013, 99.2% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 0.8% consisted of fixed rate securities, and our entire Agency ARM RMBS portfolio consisted of floating rate securities. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

Prepayment rates on the mortgage loans underlying our real estate related securities may adversely affect our profitability.

In general, the mortgage loans backing our real estate related securities may be prepaid at any time without penalty. Prepayments on our real estate related securities result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular security, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such securities. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.

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

With respect to Agency ARM RMBS, we intend to purchase securities that have a higher coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we would then pay a premium over par value to acquire these securities. In accordance with GAAP, we will amortize the premiums on our Agency ARM RMBS over the life of the related securities. If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability. Defaults on the mortgage loans underlying Agency ARM RMBS typically have the same effect as prepayments because of the underlying Agency guarantee.

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

We finance a meaningful portion of our investments in RMBS with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, we will sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—which can be as short as 30 days—the counterparty will make funds available to us and hold the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we will be required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend-or “roll”-the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of December 31, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $287.8 million to finance Non-Agency RMBS and approximately $1.3 billion to finance Agency ARM RMBS. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

The financing sources under our servicer advance financing facilities may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our investments in servicer advances with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the Buyer transfer its right to repayment for certain servicer advances it has acquired from Nationstar to a wholly owned bankruptcy remote subsidiary of the Buyer (a “Depositor”). The Buyer is generally required to continue to transfer to the related Depositor all of its rights to repayment for any particular pool of servicer advances as they arise (and are transferred from Nationstar) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an Issuer. The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

The outstanding balance of servicer advances securing these arrangements is not likely to be repaid on or before the maturity date of such financing arrangements. Accordingly, we rely heavily on our financing sources to extend or refinance the terms of such financing arrangements. Our financing sources are not required to extend the arrangements upon the expiration of their stated terms, which subjects us to a number of risks. Financing sources electing to extend may charge higher interest rates and impose more onerous terms upon us, including without limitation, lowering the amount of financing that can be extended against any particular pool of servicer advances.

If a financing source is unable or unwilling to extend financing, the related Issuer be required to repay the outstanding balance of the financing on the related maturity date. Additionally, there may be substantial increases in the interest rates under a financing arrangement if the related notes are not repaid, extended or refinanced prior to the expected repayment dated, which may be before the related maturity date. If an Issuer is unable to pay the outstanding balance of the notes, the financing sources generally have the right to foreclose on the servicer advances pledged as collateral.

As of December 31, 2013, all of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. Moreover, our structured servicer advance financing arrangements are currently with a limited number of sources. If any of our sources are unable to or elected not to extend or refinance such arrangements, we may not be able to find a replacement counterparty in a timely manner.

We may not be able to finance our investments on attractive terms or at all, and financing for Excess MSRs may be particularly difficult to obtain.

The ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been more challenging since 2007 as a result of market conditions. In addition, it may be particularly challenging to securitize our investments in consumer loans, given that consumer loans are generally riskier than mortgage financing. These conditions may result in having to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is no established market for financing of investments in Excess MSRs, and it is possible that one will not develop for a variety of reasons, such as the challenges with perfecting security interests in the underlying collateral.

Our advance facilities mature in September 2014, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advances from Nationstar in accordance with our agreement, Nationstar could default on its obligation to fund such advances, which could result in their termination as servicer under the applicable pooling and servicing agreements and a partial or total loss of our investment in servicer advances and Excess MSRs.

The non-recourse long-term financing structures we use expose us to risks, which could result in losses to us.

We use securitization and other non-recourse long-term financing for our investments to the extent available and appropriate. In such structures, our lenders typically would have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Risks associated with our investment in the consumer loan sector could have a material adverse effect on our business and financial results.

Our portfolio includes an investment in the consumer loan sector. Although many of the risks applicable to consumer loans are also applicable to residential real estate loans, and thus the type of risks that we have experience managing, there are nevertheless substantial risks and uncertainties associated with engaging in a new category of investment. There may be factors that affect the consumer loan sector with which we are not as familiar compared to the residential mortgage loan sector. Moreover, our underwriting assumptions for these investments may prove to be materially incorrect. It is also possible that the addition of consumer loans to our investment portfolio could divert our Manager’s time away from our other investments. Furthermore, external factors, such as compliance with regulations, may also impact our ability to succeed in the consumer loan investment sector. Failure to successfully manage these risks could have a material adverse effect on our business and financial results.

The consumer loans underlying our investments are subject to delinquency and loss, which could have a negative impact on our financial results.

The ability of borrowers to repay the consumer loans underlying our investments may be adversely affected by numerous personal factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay the consumer loans in our investment portfolio. In the event of any default under a loan in the consumer loan portfolio in which we have invested, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral securing the loan, if any, and the principal and accrued interest of the loan. In addition, our investments in consumer loans may entail greater risk than our investments in residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. Further, repossessing personal property securing a consumer loan can present additional challenges, including locating the collateral and taking possession of it. In addition, borrowers under consumer loans may have lower credit scores. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could have a negative impact on our financial results.

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

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the Consumer Financial Protection Bureau with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans underlying our investments, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans, and we may not be able to obtain and/or maintain such licenses.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses. In the event that any licensing requirement is applicable to us, there can be no assurance that we will obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we may contribute our acquired residential mortgage loans to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements. We may form one or more subsidiaries to apply for certain state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing. In addition, even if we obtain necessary licenses, we may not be able to maintain them. Any of these circumstances could limit our ability to invest in residential mortgage loans in the future and have a material adverse effect on us.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage certain of our assets through a variety of borrowings. Our investment guidelines do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets.

Certain of our investments are not match funded, which may increase the risks associated with these investments.

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our Manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our Manager determines that bearing such risk is advisable or unavoidable (as is the case with our investments in servicer advances and our Agency ARM and Non-Agency RMBS portfolios). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example since the 2008 recession, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

Furthermore, we anticipate that, in most cases, for any period during which our floating rate assets are not match funded with respect to maturity (as is the case with most of our RMBS portfolios), the income from such assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Because of this dynamic, interest income from such investments may rise more slowly than the related interest expense, with a consequent decrease in our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us from these investments.

Accordingly, to the extent our investments are not match funded with respect to maturities and interest rates, we are exposed to the risk that we may not be able to finance or refinance our investments on economically favorable terms, or at all, or may have to liquidate assets at a loss.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our investments in Excess MSRs, servicer advances, RMBS, consumer loans and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate related securities at attractive prices, the value of our real estate related securities and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, REIT rules or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

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

There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of any items that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements. The REIT provisions of the Internal Revenue Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests.

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings. In addition, under applicable accounting standards, we may be required to treat some of our investments as derivatives, which could adversely affect our results of operations.

Maintenance of our 1940 Act exclusion imposes limits on our operations.

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the 1940 Act, because we are a holding company that will conduct its businesses primarily through wholly owned and majority owned subsidiaries, the securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). For purposes of the foregoing, we currently treat our interests in our TRSs that hold our servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. The 40% test under Section 3(a)(1)(C) of the 1940 Act limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold servicer advances increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we currently treat our interests in our TRSs that hold our servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Failure to maintain an exclusion would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we might be required to terminate our management agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

For purposes of the foregoing, we treat our interests in certain of our wholly owned and majority owned subsidiaries, which constitutes more than 60% of the value of our adjusted total assets on an unconsolidated basis, as non-investment securities because such subsidiaries qualify for exclusion from the definition of an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act (the “Section 3(c)(5)(C) exclusion”). The Section 3(c)(5)(C) exclusion is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The Section 3(c)(5)(C) exclusion generally requires that at least 55% of these subsidiaries’ assets must comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations each of our subsidiaries may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with the classification of each of our subsidiaries’ assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify some of our subsidiaries’ assets for purposes of qualifying for an exclusion from regulation under the 1940 Act. For example, the SEC and its staff have not published guidance with respect to the treatment of whole pool Non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. Based on our own judgment and analysis of the guidance from the SEC and its staff with respect to analogous assets, we treat Excess MSRs as real estate-related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion. If we are required to re-classify any of our subsidiaries’ assets, including those subsidiaries holding whole pool Non-Agency RMBS and/or Excess MSRs, such subsidiaries may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act, and in turn, we may not satisfy the requirements to avoid falling within the definition of an “investment company” provided by Section 3(a)(1)(C). To the extent that the SEC staff publishes new or different guidance or disagrees with our analysis with respect to any assets of our subsidiaries we have determined to be qualifying real estate assets or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

In August 2011, the SEC issued a concept release soliciting public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act. Therefore, there can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. In addition, if we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Rapid changes in the values of assets that we hold may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.

If the market value or income potential of qualifying assets for purposes of our qualification as a REIT or our exclusion from registration as an investment company under the 1940 Act declines as a result of increased interest rates, changes in prepayment rates or other factors, or the market value or income from non-qualifying assets increases, we may need to increase our investments in qualifying assets and/or liquidate our non-qualifying assets to maintain our REIT qualification or our exclusion from registration under the 1940 Act. If the change in market values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets we may own. We may have to make investment decisions that we otherwise would not make absent the intent to maintain our qualification as a REIT and exclusion from registration under the 1940 Act.

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

Furthermore, we currently do not have a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and Nationstar may be unwilling or unable to act as servicer or subservicer on any acquisitions of Excess MSRs or servicer advances we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisitions of this type could adversely affect our future operating results.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values, as was the case in 2008. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on the loans underlying our securities, Excess MSRs and servicer advances, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Currently, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.7 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. We have broad investment guidelines, and we may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $61.8 billion of assets under management as of December 31, 2013.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Newcastle, Nationstar, Springleaf and Holiday which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in Excess MSRs, consumer loans, servicer advances, senior housing and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments. In addition to its management fee, our Manager is currently entitled to receive incentive compensation. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our Manager receives compensation in the form of options in connection with the completion of our common equity offerings, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. In addition, our Manager’s management fee is not tied to our performance and may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us.

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

Our Manager is authorized to follow broad investment guidelines. For more information about our investment guidelines, see “Business—Investment Guidelines” included elsewhere in this report. Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in which we currently invest. Our directors will periodically review our investment guidelines and our investment portfolio. However, our board does not review or pre-approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by the directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our investment strategy, including our target asset classes, without a stockholder vote.

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on our common stock or have adverse effects on our liquidity, results of operations or financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations and expose us to new legal and regulatory risks. In addition, a change in our investment strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations, liquidity and financial condition.

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

The ownership by our executive officers and directors of shares of common stock, options, or other equity awards of Springleaf, Nationstar, and other entities either owned by Fortress funds managed by affiliates of our Manager or managed by our Manager may create, or may create the appearance of, conflicts of interest.

Some of our directors, officers and other employees of our Manager hold positions with Springleaf, Nationstar, and other entities either owned by Fortress funds managed by affiliates of our Manager or managed by our Manager and own such entities’ common stock, options to purchase such entities’ common stock or other equity awards. Such ownership may create, or may create the appearance of, conflicts of interest when these directors, officers and other employees are faced with decisions that could have different implications for such entities than they do for us.

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

The Dodd-Frank Act imposes mandatory clearing and exchange-trading requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. In addition, the Dodd-Frank Act is expected to increase the margin requirements for derivatives transactions that are not subject to mandatory clearing requirements, which may impact our activities. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” and subjects (or, once the applicable rules have been finalized, will subject) these regulated entities to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will continue to be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Dodd-Frank Act will affect us. It is possible that the Dodd-Frank Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the U.S. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the U.S Government.

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption beginning in 2007, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency Securities.

As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs. As part of the conservatorship agreement, the U.S. Treasury committed to support the positive net worth of Fannie Mae and Freddie Mac with preferred stock purchases as necessary, through the beginning of 2013. In 2013, Fannie Mae’s bailout was capped at $125.0 billion and Freddie Mac’s was limited to $149.0 billion. The preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency Securities portfolios (they must be reduced by at least 15 percent each year until their respective mortgage assets reach $250 billion, which is projected to be 2018). Under these agreements, each GSE is required to pay to the U.S. Treasury a quarterly dividend equal to 10 percent of the total amount drawn under their respective agreements. In 2012, the U.S. Treasury announced that the payments would be replaced by a quarterly sweep of every dollar of profit that each GSE earned in the future.

The U.S. Federal Reserve (the “Fed”) announced in November 2008 a program of large-scale purchases of Agency Securities in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. In total, $1.25 trillion in Agency Securities were purchased between January 2009 and March 2010, when the purchase phase of the program was completed. In addition, while the Fed program of Agency Securities purchases terminated in 2010, the Fed reported that through October 30, 2013, it held approximately $1.4 trillion of Agency Securities. Subject to specified investment guidelines, the portfolios of Agency Securities purchased through the programs established by the U.S. Treasury and the Fed may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency Securities that we seek to acquire during the remaining term of these portfolios.

There can be no assurance that the U.S. Government’s intervention in Fannie Mae and Freddie Mac will be adequate for the longer-term viability of these GSEs. These uncertainties lead to questions about the availability of and trading market for, Agency Securities. Accordingly, if these government actions are inadequate and the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securities and our business, operations and financial condition could be materially and adversely affected.

Additionally, because of the financial problems faced by Fannie Mae and Freddie Mac that led to their federal conservatorships, many policymakers have been examining the value of a federal mortgage guarantee and the appropriate role for the U.S. government in providing liquidity for mortgage loans. In June 2013, legislation titled “Housing Finance Reform and Taxpayer Protection Act of 2013” was introduced in the U.S. Senate; in July 2013, legislation titled “Protecting American Taxpayers and Homeowners Act of 2013” was introduced in the U.S. House of Representatives. The bills differ in many respects, but both require the wind-down of the GSEs. Other bills have been introduced that change the GSEs’ business charters and eliminate the entities. We cannot predict whether or when the introduced legislation, the amended legislation or any future legislation may be enacted. Such legislation could materially and adversely affect the availability of, and trading market for, Agency Securities and could, therefore, materially and adversely affect the value of our Agency Securities and our business, operations and financial condition.

Legislation that permits modifications to the terms of outstanding loans may negatively affect our business, financial condition, liquidity and results of operations.

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage backed securities and Excess MSRs. As a result, such loan modifications are negatively affecting our business, results of operations, liquidity and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We intend to operate in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle fails to qualify as a REIT, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although, as described under the heading “Certain Relationships and Transactions with Related Persons, Affiliates and Affiliated Entities,” Newcastle has (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

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

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis. Monitoring and managing our REIT compliance has become challenging due to the increased size and complexity of the assets in our portfolio, a meaningful portion of which are not qualifying REIT assets. There can be no assurance that our Manager’s personnel responsible for doing so will be able to successfully monitor our compliance or maintain our REIT status.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (iv) make taxable distributions of our capital stock or debt securities in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to satisfy our liquidity needs, which could adversely affect the value of our common stock.

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

The stock ownership limit imposed by the Internal Revenue Code for REITs and our certificate of incorporation may inhibit market activity in our stock and restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our certificate of incorporation, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Stockholders are generally restricted from owning more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of capital stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we currently hold some of our assets through TRSs, such as our investment in servicer advances. Such subsidiaries will be subject to corporate level income tax at regular rates.

Complying with the REIT requirements may negatively impact our investment returns or cause us to forego otherwise attractive opportunities, liquidate assets or contribute assets to a TRS.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forego otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire Excess MSRs, servicer advances and other investments will be subject to the applicable REIT qualification tests, and we may have to hold these interests through TRSs, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

Complying with the REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Internal Revenue Code may substantially limit our ability to hedge our operations because a significant amount of the income from those hedging transactions is likely to be treated as non-qualifying income for purposes of both REIT gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions).

As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRSs. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax.

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

We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. In a dollar roll transaction, we exchange an existing TBA for another TBA with a different settlement date. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test.

For a particular taxable year, we would treat such TBAs as qualifying assets for purposes of the REIT asset tests, and income and gains from such TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of such TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS would not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that any opinion of Skadden, Arps, Slate, Meagher & Flom LLP would be based on various assumptions relating to any TBAs that we enter into and would be conditioned upon fact-based representations and covenants made by our management regarding such TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge any conclusions of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans or Excess MSRs at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

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

Our common stock began trading (on a when issued basis) on the NYSE on May 2, 2013. There can be no assurance that an active trading market for our common stock will develop or be sustained in the future, and the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	market performance of affiliates and other counterparties with whom we conduct business;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Sales or issuances of shares of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the exercise of outstanding stock options or otherwise could also have an adverse effect on the market price of our common stock. We have filed a registration statement to sell common stock in a public offering in the future, which registration statement is not yet effective.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We have made investments through joint ventures, and accounting for such investments can increase the complexity of maintaining effective internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Your percentage ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 30,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). For a more detailed description of the Plan, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.” In connection with any offering of our common stock, we will issue to our Manager options to purchase shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

We intend to make quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available therefor. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. Any distributions will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, liquidity and financial condition, restrictions under Delaware law or applicable financing covenants, our taxable income, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under “—Risks Related to our Taxation as a REIT—We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business, results of operations, liquidity and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

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

•

provisions regarding the election of directors, classes of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors for cause only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

•	provisions regarding corporate opportunity only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

•	removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;

•	our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;

•	advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;

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

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Internal Revenue Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

From time to time, we are or may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are not party to any material legal proceedings as of the date on which this report is filed.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT, and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on May 16, 2013 and that all dividends were reinvested. The past performance of our common stock is not an indication of future performance.

	Period Ending
Index	05/16/13	05/31/13	06/30/13	07/31/13	08/31/13	09/30/13	10/31/13	11/30/13	12/31/13
New Residential Investment Corp.	100.00	97.71	97.34	95.75	91.70	98.17	98.02	89.57	102.76
NAREIT All REIT		100.00	97.72	98.24	92.12	95.39	99.26	94.88	95.68
Russell 2000	100.00	99.93	99.41	106.37	102.99	109.56	112.32	116.82	119.12
NAREIT Mortgage REIT		100.00	96.13	94.21	90.93	94.28	94.82	91.50	94.42
S&P 500	100.00	98.87	97.55	102.51	99.54	102.66	107.38	110.65	113.45

We have one class of common stock, which has been listed on the New York Stock Exchange (NYSE) under the symbol “NRZ” since May 2, 2013 on a “when issued” basis, and has been traded since our spin-off from Newcastle on May 15, 2013. The following table sets forth, for the periods indicated, the high, low and last sale prices in U.S. dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2013	High	Low	Last Sale	Distributions Declared
Second Quarter (A)	$7.14	$5.85	$6.74	$0.070
Third Quarter	$6.99	$5.89	$6.62	$0.175
Fourth Quarter (B)	$7.02	$5.79	$6.68	$0.250

(A)	The second quarter distribution reflects forty-five days of earnings generated following the completion of our spin-off from Newcastle on May 15, 2013.
(B)	Includes a fourth quarter distribution of $0.175 per common share and a special cash distribution of $0.075 per common share.

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant.

On March 17, 2014, the closing sale price for our common stock, as reported on the NYSE, was $6.69. As of March 17, 2014, there were approximately 44 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Nonqualified Stock Option and Incentive Award Plan

On May 15, 2013, New Residential’s board of directors adopted the Plan. The Plan is intended to facilitate the use of long-term equity-based awards and incentives for the benefit of the service providers to New Residential and its Manager. All outstanding options granted under the Plan will be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the Plan is 30,000,000 shares. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to New York Stock Exchange rules.

In connection with our separation from Newcastle, each Newcastle option held by our Manager or by the directors, officers, employees, service providers, consultants and advisors of our Manager at the date of the distribution of our common stock to Newcastle’s stockholders was converted into an adjusted Newcastle option as well as a new New Residential option (a “Converted Option”). On May 15, 2013, we issued a total of 21,457,275 Converted Options. The exercise price of each adjusted Newcastle option and Converted Option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the distribution and to maintain the ratio of the exercise price of the adjusted Newcastle option and the Converted Option, respectively, to the fair market value of the underlying shares at the time the distribution was made. The terms and conditions applicable to each such Converted Option was substantially similar to the terms and condition otherwise applicable to the Newcastle option as of the date of distribution. The grant of such Converted Options did not reduce the number of shares of our common stock otherwise available for issuance under the Plan. These options are contractually required to be settled in an amount of cash equal to the excess of the fair market value of a share on the date of exercise over the exercise price per share, unless a majority of the independent members of the board of directors (or, with respect to a tandem award, one of our authorized officers) determines to settle the option in shares. If the option is settled in shares, the independent members of the board of directors or an authorized officer, as applicable, will determine whether the exercise price will be payable in cash, by withholding from shares of our common stock otherwise issuable upon exercise of such option or through another method permitted under the plan.

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2013 (adjusted for options which expired unexercised on January 9, 2014).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	8,000		$6.79	29,992,000

Total	8,000	(A)	$6.79	29,992,000	(B)

Equity Compensation Plans Not Approved by Security Holders:
None.

(A)

The number of securities to be issued upon exercise of outstanding options does not include 20,394,108 Converted Options (with a weighted average exercise price of $5.11), of which 17,433,638 are held by an affiliate of our Manager, 2,956,470 were granted to our Manager and assigned to certain Fortress employees, and 4,000 were granted to our directors, other than Mr. Edens. The 8,000 shares in the table represent shares granted to our directors, other than Mr. Edens.

(B)

No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011, has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except share and per share data)

	Year Ended December 31,		December 8 through December 31,
	2013	2012	2011
Statement of Income Data
Interest income	$87,567	$33,759	$1,260
Interest expense	15,024	704	—

Net interest income	72,543	33,055	1,260

Impairment	5,454	—	—

Net interest income after impairment	67,089	33,055	1,260

Other Income	241,008	17,423	367
Operating Expenses	42,474	9,231	913

Income (Loss) Before Income Taxes	265,623	41,247	714
Income tax expense	—	—	—

Net income (loss)	$265,623	$41,247	$714

Noncontrolling interests in income of consolidated subsidiaries	$(326)	$—	$—

Net Income (Loss) Attributable to Common Stockholders	$265,949	$41,247	$714

Net income per share of common stock, basic	$1.05	$0.16	$—

Net income per share of common stock, diluted	$1.03	$0.16	$—

Weighted average number of shares of common stock outstanding, basic	253,078,048	253,025,645	253,025,645

Weighted average number of shares of common stock outstanding, diluted	257,368,255	253,025,645	253,025,645

Dividends declared per share of common stock	$0.495	$—	$—

	December 31,
	2013	2012	2011
Balance Sheet Data
Investments in:
Excess mortgage servicing rights, at fair value	$324,151	$245,036	$43,971
Excess mortgage servicing rights, equity method investees, at fair value	352,766	—	—
Servicer advances	2,665,551	—	—
Real estate securities, available-for-sale	1,973,189	289,756	—
Residential mortgage loans, held-for-investment	33,539	—	—
Consumer loans, equity method investees	215,062	—	—
Cash and cash equivalents	271,994	—	—
Total assets	5,958,658	534,876	43,971
Total debt	4,109,329	150,922	—
Total liabilities	4,445,583	156,520	4,163
Total New Residential stockholders’ equity	1,265,850	378,356	39,808
Noncontrolling interests in equity of consolidated subsidiaries	247,225	—	—
Total equity	1,513,075	378,356	39,808

Supplemental Balance Sheet Data
Common shares outstanding	253,197,974
Book value per share of common stock	$5.00

Other Data
Core earnings (A)	$129,997	$37,454	$1,132

(A)

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense incurred on the debt used to finance our investments, (iii) our operating expenses and (iv) our realized and unrealized gains or losses, including any impairment, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to gauge our current performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; and (iii) non-capitalized deal inception costs.

While incentive compensation paid to our Manager may be a material operating expense, we exclude it from core earnings because (i) from time to time, a component of the computation of this expense will relate to items (such as gains or losses) that are excluded from core earnings, and (ii) it is impractical to determine the portion of the expense related to core earnings and non-core earnings, and the type of earnings (loss) that created an excess (deficit) above or below, as applicable, the incentive compensation threshold. To illustrate why it is impractical to determine the portion of incentive compensation expense that should be allocated to core earnings, we note that, as an example, in a given period, we may have core earnings in excess of the incentive compensation threshold but incur losses (which are excluded from core earnings) that reduce total earnings below the incentive compensation threshold. In such case, we would either need to (a) allocate zero incentive compensation expense to core earnings, even though core earnings exceeded the incentive compensation threshold, or (b) assign a “pro forma” amount of incentive compensation expense to core earnings, even though no incentive compensation was actually incurred. We believe that neither of these allocation methodologies achieves a logical result. Accordingly, the exclusion of incentive compensation facilitates comparability between periods and avoids the distortion to our non-GAAP operating measure that would result from the inclusion of incentive compensation that relates to non-core earnings. With regard to non-capitalized deal inception costs, management does not view these costs as part of our core operations. Non-capitalized deal inception costs are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments. These costs are recorded as general and administrative expenses in our statements of income.

In the third quarter of 2013, we changed our definition of “core earnings” to exclude incentive compensation paid to our Manager and non-capitalized deal inception costs. The calculation of “core earnings” has been retroactively adjusted for all periods presented. Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assist in comparing the core operating results between periods, and enable investors to evaluate our current performance using the same measure that management uses to operate the business.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the difference between cash flow provided by operations and net income, see “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Liquidity and Capital Resources.” Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands):

	Year Ended December 31,		December 8 through December 31,
	2013	2012	2011

Net income (loss) attributable to common stockholders	$265,949	$41,247	$714
Impairment	5,454	—	—
Other Income	(241,008)	(9,023)	(367)
Incentive compensation to affiliate	16,847	—	—
Non-capitalized deal inception costs	5,698	5,230	785
Core earnings of equity method investees:
Excess mortgage servicing rights	23,361	—	—
Consumer loans	53,696	—	—

Core Earnings	$129,997	$37,454	$1,132

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Residential. The following should be read in conjunction with the consolidated financial statements and notes thereto included herein, and with Part I, Item 1A, “Risk Factors.”

GENERAL

New Residential is a publicly traded REIT primarily focused on investing in residential mortgage related assets. We are externally managed by an affiliate of Fortress. Our goal is to drive strong risk-adjusted returns primarily through investments in servicing related assets, residential securities and loans and other investments including, but not limited to, Excess MSRs, servicer advances, real estate securities and real estate loans. New Residential’s investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive returns for our stockholders without the excessive use of financial leverage.

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below under “—Our Portfolio.”

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

Since 2010, banks have sold or committed to sell MSRs totaling more than $1 trillion of the approximately $10 trillion mortgage market. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. Approximately 77% of MSRs were owned by banks as of the fourth quarter of 2013, according to Inside Mortgage Finance. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment. As a result, we believe the volume of MSR sales is likely to be substantial for some period of time.

We estimate that MSRs on approximately $200 – 300 billion of mortgages are currently for sale, which would require a capital investment of approximately $2 – 3 billion based on current pricing dynamics. We believe many non-bank servicers, who acquire MSRs and are constrained by capital limitations, will continue to sell a portion of the Excess MSRs. We also estimate that approximately $1 – 2 trillion of MSRs could be sold over the next several years. In addition, approximately $1.2 trillion of new loans are expected to be created annually, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for these assets has driven prices higher recently. There can be no assurance that any future investment in Excess MSRs will generate returns similar to the returns on our current investments in Excess MSRs.

As of the fourth quarter of 2013, approximately $7 trillion of the $10 trillion of residential mortgages outstanding has been securitized, according to Inside Mortgage Finance. Approximately $6 trillion are Agency RMBS according to Inside Mortgage Finance, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public trusts or PLS, and are referred to as Non-Agency RMBS.

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

Interest rates have risen significantly in recent months and may continue to increase, although the timing of any further increases is uncertain. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. However, prepayment speeds and delinquencies could increase even in the current interest rate environment, as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reasons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the fourth quarter of 2013, the fair value of our investments in Excess MSRs (directly and through equity method investees) increased by approximately $8.2 million and the weighted average discount rate of the portfolio remained relatively unchanged at 12.5%.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency ARM and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency ARM RMBS portfolio as of December 31, 2013 was 0.94%, which was the same as the net interest spread as of September 30, 2013. The net interest spread on our Non-Agency RMBS portfolio as of December 31, 2013 was 2.83%, compared to 2.85% as of September 30, 2013.

Credit performance also affects the value of our portfolio. Higher rates of delinquency and/or defaults can reduce the value of our Excess MSRs, Non-Agency RMBS, Agency RMBS and consumer loan portfolios. For our Excess MSRs on Agency portfolios and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency RMBS are not affected by delinquency rates because the servicer continues to advance the Excess MSR until a default occurs on the applicable loan; defaults have an effect similar to prepayments. For the Non-Agency RMBS and consumer loans, higher default rates can lead to greater loss of principal.

Credit spreads continued to decrease, or “tighten,” in the fourth quarter of 2013 relative to the first three quarters of 2013, which has had a favorable impact on the value of our securities and loan portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

OUR PORTFOLIO

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments, as described in more detail below. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below.

	Outstanding Face Amount	Amortized Cost Basis (A)	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years) (B)
Investments in:
Excess MSRs (C)	$252,573,092	$586,288	10.7%	$676,917	6.0
Servicer Advances (C)	2,661,130	2,665,551	48.7%	2,665,551	2.7
Agency RMBS	1,314,130	1,403,215	25.7%	1,402,764	4.1
Non-Agency RMBS	872,866	566,760	10.4%	570,425	8.0
Residential Mortgage Loans	57,552	33,539	0.6%	33,539	3.7
Consumer Loans (C)	3,298,769	215,062	3.9%	215,062	3.2

Total / Weighted Average	260,777,539	$5,470,415	100.0%	$5,564,258	5.9

Reconciliation to GAAP total assets:
Cash and restricted cash				305,332
Derivative assets				35,926
Other assets				53,142

GAAP total assets				$5,958,658

(A)	Net of impairment.
(B)	Weighted average life is based on the timing of expected principal reduction on the asset.
(C)

The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

Servicing Related Assets

Excess MSRs

As of December 31, 2013, we had approximately $676.9 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of December 31, 2013, our completed investments represent an effective 33% to 80% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $252.6 billion. Nationstar is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee in exchange for providing all servicing functions. In addition, Nationstar retains a 20% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. In our capacity as owner of the Excess MSR, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios (Pools 5, 10, 12, 17 and 18) underlying our Excess MSR investments. See “—Servicer Advances” below.

Each of our Excess MSR investments to date is subject to a recapture agreement with Nationstar. Under the recapture agreements, we are generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. In other words, we are generally entitled to a pro rata interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Nationstar of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Nationstar of a previously recaptured loan.

The tables below summarize the terms of our investments in Excess MSRs completed as of December 31, 2013.

Summary of Direct Excess MSR Investments as of December 31, 2013

					MSR Component (A)					Excess MSR
	Commitment/ Investment Date	Initial UPB (bn)	Current UPB (bn) (B)	Loan Type (C)	MSR (bps)		Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Pool 1	Dec-11	$9.9	$6.9	GSE	32	bps	26	bps	65%	$43.7	$43.1
Pool 2	Jun-12	10.4	7.9	GSE	30		22		65%	42.3	41.8
Pool 3	Jun-12	9.8	7.8	GSE	31		22		65%	36.2	39.6
Pool 4	Jun-12	6.3	5.1	GSE	26		17		65%	15.4	17.9
Pool 5 (D)	Jun-12	47.6	36.9	PLS	32		13		80%	151.5	146.3
Pool 11 (direct portion) (E)	May-13	—	0.4	GSE	25		19		67%	2.4	2.3
Pool 12 (D)	Sep-13	5.4	5.2	PLS	49		26		40%	17.4	16.5
Pool 18 (F)	Nov-13	9.2	8.8	PLS	38		16		40%	17.0	16.7

Total/Weighted Average		$98.6	$79.0		33	bps	17	bps		$325.9	$324.2

(A)	The MSR is a weighted average as of December 31, 2013, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)	As of December 31, 2013.
(C)	“GSE” refers to loans in Fannie Mae or Freddie Mac securitizations. “PLS” refers to loans in private label securitizations.
(D)

Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR subsequent to December 31, 2013 (Note 18 to our consolidated financial statements included herein).

(E)

A portion of our investment in Pool 11 was made as a direct investment, and the remainder was made as an investment through a joint venture accounted for as an equity method investee, as described in the chart below. The direct investment in Pool 11 includes loans that, upon refinancing by a third-party, became serviced by Nationstar and subject to a 67% Excess MSR owned by us.

(F)

Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2013 (Note 6 to our consolidated financial statements included herein).

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2013

					MSR Component (A)
	Commitment/ Investment Date	Initial UPB (bn)	Current UPB (bn) (B)	Loan Type (C)	MSR (bps)		Excess MSR (bps)		NRZ Interest in Investee (%)	Investee Interest in Excess MSR (%)(D)	NRZ Effective Ownership (%)(D)	Investee Carrying Value (mm)
Pool 6	Jan-13	$13.0	$10.2	GM	39	bps	24	bps	50%	67%	33.5%	$57.1
Pool 7	Jan-13	38.0	31.5	GSE	27		16		50%	67%	33.5%	129.3
Pool 8	Jan-13	17.6	14.0	GSE	29		20		50%	67%	33.5%	69.5
Pool 9	Jan-13	33.8	30.8	GM	40		22		50%	67%	33.5%	161.8
Pool 10 (E)	Jan-13	75.6	68.9	PLS	35		11		50%	67-77%	33.5-38.5%	215.2
Pool 11 (indirect portion) (F)	May-13	22.8	18.2	GSE	25		19		50%	67%	33.5%	70.8

Total/Weighted Average		$200.8	$173.6		33	bps	16	bps				$703.7

(A)	The MSR is a weighted average as of December 31, 2013, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)	As of December 31, 2013.
(C)	“GM” refers to loans in Ginnie Mae securitizations. “GSE” refers to loans in Fannie Mae or Freddie Mac securitizations. “PLS” refers to loans in private label securitizations.
(D)

The equity method investee purchased an additional interest in a portion of Pool 10. Investee interest in Excess MSR and NRZ effective ownership in Pool 10 represent the range of ownership interests in the pool.

(E)

Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2013 (Note 6 to our consolidated financial statements included herein).

(F)

A portion of our investment in Pool 11 was made as a direct investment and the remainder was made as an investment through a joint venture accounted for as an equity method investee, as described in the chart above.

The tables below summarize the terms of our investments in Excess MSRs that were not yet completed as of December 31, 2013.

Summary of Pending Excess MSR Investments (Committed but Not Closed)

					MSR Component (A)				NRZ Interest in Investee (%)	Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm) (D)
	Commitment Date	Initial UPB (bn)	Current UPB (bn) (B)	Loan Type (C)	MSR (bps)		Excess MSR (bps)
Pool 13 (Direct Investment)	Nov-13	$7.1	$7.1	GSE	25	bps	19	bps	N/A	33%	$17.3
Pool 14 (Direct Investment)	Nov-13	0.7	0.7	GSE	25		19		N/A	33%	1.7
Pool 15 (Direct Investment)	Nov-13	3.2	3.2	GSE	38		28		N/A	33%	9.2
Pool 16 (Direct Investment)	Nov-13	2.1	2.1	GSE	28		18		N/A	33%	4.1
Pool 17 (Direct Investment) (E)	Nov-13	0.9	0.9	PLS	29		14		N/A	33%	1.5

Total/Weighted Average		$14.0	$14.0		29	bps	21	bps			$33.8

(A)	The MSR is a weighted average as of the commitment date, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)	As of commitment date.
(C)	“PLS” refers to loans in private label securitizations. “GSE” refers to loans in Fannie Mae or Freddie Mac securitizations.
(D)	The actual amount invested will be based on the UPB at the time of close.
(E)

Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2013 (Note 6 to our consolidated financial statements included herein).

Subsequent to December 31, 2013, we invested approximately $19.1 million in Excess MSRs on a portfolio of PLS residential mortgage loans with an UPB of approximately $8.1 billion. We have remaining commitments of approximately $1.5 million to fund additional investments in this portfolio of PLS residential mortgage loans, which have not yet closed and will increase the UPB by approximately $0.9 billion. In addition, we have committed $32.3 million to invest in Excess MSRs on portfolios of GSE residential mortgage loans with an aggregate outstanding UPB of $13.1 billion. In each transaction, we agreed to acquire a one-third interest in Excess MSRs on the portfolio. Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolios. Commitments related to GSE residential mortgage loans are contingent upon GSE approval of Nationstar to service such loans and transfer Excess MSRs to us.

The following table summarizes our Excess MSR investments closed subsequent to December 31, 2013:

					MSR Component (A)					Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm) (D)
	Commitment Date	Initial UPB (bn)	Current UPB (bn) (B)	Loan Type (C)	MSR (bps)		Excess MSR (bps)		Interest Investee (%)
Pool 17 (Direct Investment) (E)	Nov-13	$8.1	$8.1	PLS	34		19		N/A	33%	$19.1

Total/Weighted Average		$8.1	$8.1		34	bps	19	bps			$19.1

(A)	The MSR is a weighted average as of the date the transaction closed and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)	As of the date the transaction closed.
(C)	“PLS” refers to loans in private label securitizations.
(D)	Amounts invested based on the UPB at the time of close.
(E)

Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2013 (Note 6 to our consolidated financial statements included herein).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2013 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (C)	1 Month CRR (D)	1 Month CDR (E)	1 Month Recapture Rate
Pool 1
Original Pool	$28,610	$9,940,385	$5,375,483	39,537	674	5.6%	274	86	20.0%	30.7%	28.4%	3.2%	52.6%
Recaptured Loans	7,625	—	1,498,459	7,975	736	4.4%	323	8	—	1.7%	1.5%	0.3%	—
Recapture Agreements	6,820	—	—	—	—	—	—	—	—	—	—	—	—

	43,055	9,940,385	6,873,942	47,512	688	5.3%	285	69	15.6%	24.4%	22.5%	2.6%	41.1%

Pool 2
Original Pool	29,308	10,383,891	6,792,399	35,883	669	4.8%	318	74	11.0%	21.3%	17.9%	4.1%	44.1%
Recaptured Loans	5,926	—	1,132,521	5,942	739	4.4%	323	6	—	1.3%	1.2%	0.1%	—
Recapture Agreements	6,587	—	—	—	—	—	—	—	—	—	—	—	—

	41,821	10,383,891	7,924,920	41,825	679	4.7%	319	64	9.4%	18.4%	15.6%	3.5%	37.8%

Pool 3
Original Pool	29,465	9,844,114	7,153,173	44,782	676	4.1%	286	98	41.0%	19.3%	17.2%	2.6%	38.3%
Recaptured Loans	3,434	—	669,280	4,117	726	4.3%	319	5	—	1.4%	1.4%	—	—
Recapture Agreements	6,642	—	—	—	—	—	—	—	—	—	—	—	—

	39,541	9,844,114	7,822,453	48,899	680	4.1%	288	90	37.5%	17.8%	15.8%	2.4%	35.1%

Pool 4
Original Pool	12,906	6,250,549	4,892,816	24,579	677	3.4%	305	89	59.0%	13.1%	9.4%	4.1%	44.7%
Recaptured Loans	917	—	183,654	934	738	4.4%	332	5	—	0.2%	0.2%	—	—
Recapture Agreements	4,105	—	—	—	—	—	—	—	—	—	—	—	—

	17,928	6,250,549	5,076,470	25,513	679	3.4%	306	86	56.9%	12.6%	9.0%	3.9%	43.1%

Pool 5
Original Pool (F)	140,419	47,572,905	36,871,664	159,885	657	4.3%	287	94	54.0%	11.7%	5.5%	6.5%	2.3%
Recaptured Loans	215	—	36,187	145	760	3.7%	323	6	2.0%	—	—	—	—
Recapture Agreements	5,609	—	—	—	—	—	—	—	—	—	—	—	—

	146,243	47,572,905	36,907,851	160,030	657	4.3%	287	94	53.9%	11.7%	5.5%	6.5%	2.3%

Pool 11 (direct portion)(G)
Original Pool	—	—	—	—	—	—	—	—	—	—	—	—	—
Recaptured Loans	2,080	—	436,241	2,658	—	4.2%	309	5	—	0.8%	0.8%	—	37.0%
Recapture Agreements	235	—	—	—	—	—	—	—	—	—	—	—	—

	2,315	—	436,241	2,658	—	4.2%	309	5	—	0.8%	0.8%	—	37.0%

Pool 12
Original Pool (F)	16,287	5,375,157	5,149,174	41,593	596	5.7%	311	97	34.0%	10.8%	3.2%	7.8%	—
Recaptured Loans	7	—	3,703	23	688	4.2%	289	1	—	—	—	—	—
Recapture Agreements	240	—	—	—	—	—	—	—	—	—	—	—	—

	16,534	5,375,157	5,152,877	41,616	596	5.7%	311	97	34.0%	10.8%	3.2%	7.8%	—

Pool 18
Original Pool (H)	16,079	9,238,001	8,758,860	43,687	—	5.0%	242	105	50.0%	0.1%	0.1%	—	—
Recaptured Loans	—	—	—	—	—	—	—	—	—	—	—	—	—
Recapture Agreements	635	—	—	—	—	—	—	—	—	—	—	—	—

	16,714	9,238,001	8,758,860	43,687	—	5.0%	242	105	50.0%	0.1%	0.1%	—	—

Total/Weighted Average	$324,151	$98,605,002	$78,953,614	411,740	662	4.5%	288	89	42.7%	12.7%	8.5%	5.2%	16.7%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (I)	Delinquency 30 Days (I)	Delinquency 60 Days (I)	Delinquency 90+ Days (I)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 1
Original Pool	10.8%	6.6%	2.2%	1.6%	4.3%	1.4%	2.9%
Recaptured Loans	0.8%	0.7%	0.1%	0.1%	0.1%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—

	8.6%	5.3%	1.7%	1.3%	3.4%	1.1%	2.3%

Pool 2
Original Pool	15.9%	5.8%	2.0%	1.8%	7.5%	2.1%	5.1%
Recaptured Loans	0.8%	0.6%	0.1%	0.2%	0.1%	—	0.2%
Recapture Agreements	—	—	—	—	—	—	—

	13.7%	5.1%	1.7%	1.6%	6.4%	1.8%	4.4%

Pool 3
Original Pool	13.3%	4.7%	1.3%	1.0%	6.6%	2.7%	3.5%
Recaptured Loans	0.5%	0.7%	—	—	—	—	0.2%
Recapture Agreements	—	—	—	—	—	—	—

	12.2%	4.4%	1.2%	1.0%	6.1%	2.4%	3.2%

Pool 4
Original Pool	16.0%	3.8%	1.6%	1.5%	8.9%	2.7%	4.3%
Recaptured Loans	0.5%	0.5%	0.1%	0.1%	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—

	15.5%	3.7%	1.6%	1.4%	8.6%	2.6%	4.2%

Pool 5
Original Pool (F)	23.8%	10.2%	2.2%	3.5%	13.2%	2.5%	5.3%
Recaptured Loans	1.1%	1.1%	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—

	23.7%	10.2%	2.2%	3.5%	13.1%	2.5%	5.3%

Pool 11 (direct portion)(G)
Original Pool	—	—	—	—	—	—	—
Recaptured Loans	10.0%	18.1%	0.4%	0.1%	0.1%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—

	10.0%	18.1%	0.4%	0.1%	0.1%	—	0.1%

Pool 12
Original Pool (F)	35.6%	12.4%	4.8%	5.6%	19.1%	2.8%	5.7%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—

	35.6%	12.4%	4.8%	5.6%	19.1%	2.8%	5.6%

Pool 18
Original Pool (H)	26.3%	7.9%	1.8%	10.1%	9.9%	0.9%	5.1%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—

	26.3%	7.9%	1.8%	10.1%	9.9%	0.9%	5.1%

Total/Weighted Average	20.7%	8.2%	2.1%	3.6%	10.6%	2.2%	4.6%

(A)

The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis. Weighted averages exclude collateral information for which collateral data was not available as of the report date.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	1 Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(D)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.
(E)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.
(F)

Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR subsequent to December 31, 2013 (Note 18 to our consolidated financial statements included herein).

(G)

A portion of our investment in Pool 11 was made as a direct investment, and the remainder was made as an investment through a joint venture accounted for as an equity method investee, the collateral of which is described in the chart below. The direct investment in Pool 11 includes loans that, upon refinancing by a third-party, became serviced by Nationstar and subject to a 67% Excess MSR owned by us.

(H)

Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2013 (Note 6 to our consolidated financial statements included herein).

(I)

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

The following table summarizes the collateral characteristics as of December 31, 2013 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 67% to 77% interest in the Excess MSRs.

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (C)	1 Month CRR (D)	1 Month CDR (E)	1 Month Recapture Rate
Pool 6
Original Pool	$42,562	$12,987,190	$9,329,636	33.3%	66,651	660	5.6%	301	58	—	23.2%	14.8%	9.7%	43.6%
Recaptured Loans	4,582	—	822,852	33.3%	4,913	716	3.7%	354	4	—	0.9%	0.9%	—	—
Recapture Agreements	9,969	—	—	33.3%	—	—	—	—	—	—	—	—	—	—

	57,113	12,987,190	10,152,488		71,564	665	5.5%	305	53	—	21.5%	13.8%	8.9%	40.1%

Pool 7
Original Pool	95,036	37,965,199	29,777,801	33.3%	218,984	681	5.0%	284	88	23.0%	19.9%	18.8%	1.3%	36.1%
Recaptured Loans	7,911	—	1,740,932	33.3%	11,130	715	4.5%	305	3	—	0.8%	0.8%	—	—
Recapture Agreements	26,388	—	—	33.3%	—	—	—	—	—	—	—	—	—	—

	129,335	37,965,199	31,518,733		230,114	683	5.0%	285	83	21.7%	18.8%	17.8%	1.2%	34.1%

Pool 8
Original Pool	47,933	17,622,118	12,592,990	33.3%	85,350	694	5.3%	294	76	14.0%	28.8%	27.0%	2.4%	36.9%
Recaptured Loans	6,826	—	1,447,646	33.3%	8,191	733	4.5%	308	3	—	1.6%	1.6%	—	—
Recapture Agreements	14,713	—	—	33.3%	—	—	—	—	—	—	—	—	—	—

	69,472	17,622,118	14,040,636		93,541	698	5.2%	295	68	12.6%	26.0%	24.4%	2.2%	33.1%

Pool 9
Original Pool	124,677	33,799,700	30,305,750	33.3%	226,947	682	5.0%	298	51	4.0%	16.4%	12.2%	4.7%	27.9%
Recaptured Loans	2,969	—	508,442	33.3%	3,299	602	4.3%	350	26	—	0.1%	0.1%	—	—
Recapture Agreements	34,154	—	—	33.3%	—	—	—	—	—	—	—	—	—	—

	161,800	33,799,700	30,814,192		230,246	681	5.0%	299	50	3.9%	16.1%	12.0%	4.6%	27.4%

Pool 10
Original Pool (F)	208,027	75,574,361	68,884,591	33.3-38.5%	369,125	660	4.9%	261	97	50.0%	12.3%	7.8%	4.9%	0.2%
Recaptured Loans	28	—	5,918	33.3-38.5%	31	793	4.2%	262	1	7.0%	—	—	—	—
Recapture Agreements	7,165	—	—	33.3-38.5%	—	—	—	—	—	—	—	—	—	—

	215,220	75,574,361	68,890,509		369,156	660	4.9%	261	97	50.0%	12.3%	7.8%	4.9%	0.2%

Pool 11 (indirect portion) (G)
Original Pool	51,349	22,817,213	18,114,871	33.3%	127,856	621	5.2%	295	70	4.0%	19.5%	18.6%	1.1%	7.1%
Recaptured Loans	338	—	88,049	33.3%	497	688	5.1%	321	1	—	0.1%	0.1%	—	—
Recapture Agreements	19,054	—	—	33.3%	—	—	—	—	—	—	—	—	—	—

	70,741	22,817,213	18,202,920		128,353	621	5.2%	295	70	4.0%	19.4%	18.5%	1.1%	7.1%

Total/Weighted Average	$703,681	200,765,781	$173,619,478		1,122,974	667	5.0%	281	78	25.9%	16.6%	13.2%	3.8%	16.9%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (I)	Delinquency 30 Days (I)	Delinquency 60 Days (I)	Delinquency 90+ Days (I)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 6
Original Pool	12.8%	6.9%	2.0%	1.6%	6.0%	1.3%	2.4%
Recaptured Loans	0.8%	0.8%	—	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—

	11.8%	6.4%	1.8%	1.5%	5.5%	1.2%	2.2%

Pool 7
Original Pool	15.4%	4.4%	1.2%	2.0%	8.7%	1.5%	4.0%
Recaptured Loans	0.6%	0.6%	0.1%	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—

	14.6%	4.2%	1.1%	1.8%	8.2%	1.4%	3.8%

Pool 8
Original Pool	12.4%	3.9%	1.4%	2.1%	6.0%	1.3%	3.7%
Recaptured Loans	0.4%	0.3%	—	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—

	11.2%	3.5%	1.2%	1.8%	5.4%	1.1%	3.3%

Pool 9
Original Pool	8.7%	5.0%	1.4%	1.4%	4.0%	0.4%	1.5%
Recaptured Loans	2.6%	3.6%	2.6%	6.9%	—	—	—
Recapture Agreements	—	—	—	—	—	—	—

	8.6%	5.0%	1.5%	1.5%	3.9%	0.4%	1.5%

Pool 10
Original Pool (F)	25.7%	5.4%	1.9%	11.8%	13.8%	1.4%	5.3%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—

	25.7%	5.4%	1.9%	11.8%	13.8%	1.4%	5.3%

Pool 11 (indirect portion) (G)
Original Pool	18.7%	16.1%	2.2%	2.4%	6.0%	1.4%	2.6%
Recaptured Loans	0.3%	0.3%	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—

	18.6%	16.0%	2.2%	2.4%	5.9%	1.4%	2.6%

Total/Weighted Average	17.9%	6.1%	1.6%	5.8%	9.0%	1.2%	3.7%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	1 Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(D)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.
(E)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.
(F)

Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2013 (Note 6 to our consolidated financial statements included herein).

(G)

A portion of our investment in Pool 11 was made as a direct investment and the remainder was made as an investment through a joint venture accounted for as an equity method investee, the collateral of which is described in the chart above.

(I)

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

Servicer Advances

In December 2013, we made our first investment in servicer advances, referred to as Transaction 1. We made the investment through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors.

In Transaction 1, the Buyer acquired from Nationstar Mortgage LLC (“Nationstar”) approximately $3.2 billion of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 billion. In exchange, the Buyer (i) paid approximately $3.2 billion (the “Initial Purchase Price”), and (ii) agreed to purchase future servicer advances related to the loans at par. The Initial Purchase Price is equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We previously acquired an interest in the Excess MSRs related to these loans, which are in Pools 10, 17 and 18. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.” The Buyer funded the Initial Purchase Price with approximately $2.8 billion of debt and $0.4 billion of equity, excluding working capital. As of December 31, 2013, the Buyer had settled approximately $2.7 billion of servicer advances related to Transaction 1. Subsequent to December 31, 2013, the Buyer settled an additional $509.4 million of advances related to Transaction 1, which represents substantially all of the remaining balance of Transaction 1.

Nationstar remains the named servicer under the related servicing agreements and continues to perform all servicing duties for the underlying loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer. In exchange for Nationstar’s performance of servicing duties, the Buyer pays Nationstar the Servicing Fee and, in the event that the aggregate cash flows from the advances and the basic fee generate the Targeted Return on the Buyer’s invested equity, the Performance Fee. Nationstar is majority owned by private equity funds managed by an affiliate of our manager. For more information about the fee structure, see below.

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by the Buyer, which we consolidate (dollars in thousands):

	December 31, 2013				Year Ended December 31, 2013
	Amortized Cost Basis	Carrying Value (A)	Weighted Average Yield	Weighted Average Life (Years) (B)	Change in Fair Value Recorded in Other Income

Servicer advances	$2,665,551	$2,665,551	4.4%	2.7	$—

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.
(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the servicer advances, and related financing, of the Buyer, which we consolidate as of December 31, 2013 (dollars in thousands):

	UPB of Underlying Residential Mortgage Loans				Loan-to-Value		Cost of Funds (B)
		Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net (A)	Gross	Net
Servicer advances (C)	$43,444,216	$2,661,130	6.1%	$2,390,778	89.8%	88.6%	4.0%	2.3%

(A)	Ratio of face amount of borrowings to value of servicer advance collateral, net of an interest reserve maintained by the Buyer.
(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)	The following types of advances comprise the investment in servicer advances:

December 31, 2013
Principal and interest advances	$1,516,715
Escrow advances (Taxes and Insurance Advances)	934,525
Foreclosure advances	209,890

Total	$2,661,130

	Transaction 1		Transaction 2		Total
	As of 12/31/13	As of 3/26/14	As of 12/31/13	As of 3/26/14	As of 12/31/13	As of 3/26/14
Advances Purchased	$2,687,813	$3,197,344	$—	$1,055,310	$2,687,813	$4,252,654
New Activity	(26,683)	(551,116)	—	82,111	(26,683)	(469,005)

Ending Advance Balance	$2,661,130	$2,646,228	$—	$1,137,421	$2,661,130	$3,783,649
Net Debt (A)	$2,357,440	$2,424,498	$—	$1,012,418	$2,357,440	$3,436,916
Total Equity Invested (B)	$363,324	$445,550	$—	$142,024	$363,324	$587,574
New Residential's Equity % (C)	31.8%	44.4%	N/A	—	31.8%	33.7%
Co-investors' Equity % (C)	68.2%	55.6%	N/A	100.0%	68.2%	66.3%

(A)	Outstanding debt net of restricted cash
(B)	Includes working capital
(C)	Based on cash basis equity

Call Right

In Transaction 1, the Buyer also acquired the right, but not the obligation (the “Call Right”), to purchase additional servicer advances, including the basic fee component of the related MSRs, on terms substantially similar to the terms of Transaction 1. As in Transaction 1, (i) the purchase price for the servicer advances, including the basic fee, will be the outstanding balance of the advances at the time of purchase and (ii) the Buyer will be obligated to purchase future servicer advances on the related loans. As of December 31, 2013, the outstanding balance of the advances subject to the Call Right was approximately $3.1 billion and the UPB of the related loans was approximately $71.5 billion. We previously acquired an interest in the Excess MSRs related to these loans, which are in Pools 5, 10 and 12. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.” The Call Right expires on June 30, 2014.

The Buyer exercised the Call Right, in part, in Transaction 2. The outstanding balance of the servicer advances subject to the portion of the Call Right that was exercised was approximately $1.1 billion as of the exercise dates, February 28, 2014 and March 5, 2014. If the Buyer exercises the Call Right in full, it expects to fund the total purchase price with approximately $2.5 billion of debt and $0.3 billion of equity, excluding working capital. As of the date hereof, the Buyer has settled $1.1 billion of advances related to Transaction 2, which was financed with approximately $0.9 billion of debt.

The remaining balance of the Call Right is expected to be settled in the second quarter of 2014. There can be no assurance that the remainder of the Call Right will be settled. The servicer advances subject to the Call Right cannot be purchased unless and until the related financings are repaid or renegotiated or until the related collateral is released in accordance with the terms of such financings (which would require the consent of various third parties.) For more information about the financing, see “—Liquidity and Capital Resources—Debt Obligations.”

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2013, we owned approximately 32% of the Buyer, which corresponds to a $115.7 million equity investment. As of the date hereof, we own approximately 34% of the Buyer. At the expiry of the Call Right and the settlement of the associated advances, we expect to own approximately 45-50% of the Buyer. As noted above, there can be no assurance that the Call Right will be settled in full.

The following is a summary of our interests in the Buyer’s equity:

December 31, 2013

Required equity (A)(B)	$307,327
Working capital (A)(B)	46,099
Other	9,381

Total GAAP equity (B)	$362,807

GAAP Equity attributable to New Residential	$115,582

New Residential’s GAAP ownership	32%

(A)	Equity on which the Buyer applies its specified return.
(B)	Capital held at the Buyer to invest in additional servicer advances and provide compensating balances for financing facilities.

In the event that any member does not fund its capital contribution, each other member has the right, but not the obligation, to make pro rata capital contributions in excess of its stated commitment, provided that any member’s decision not to fund any such capital contribution will result in a reduction of its membership percentage.

Servicing Fee

Nationstar remains the named servicer under the applicable servicing agreements and will continue to perform all servicing duties for the related mortgage loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer. In exchange for its services, the Buyer will pay Nationstar a monthly Servicing Fee representing a portion of the amounts from the purchased basic fee.

The Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of December 31, 2013 is equal to approximately 8.6%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 23.2 basis points on a weighted average basis as of December 31, 2013.

Targeted Return

The Targeted Return and the Performance Fee are designed to achieve three objectives: (i) provide a reasonable risk-adjusted return to the Buyer based on the expected amount and timing of estimated cash flows from the purchased basic fee and advances, with both upside and downside based on the performance of the investment, (ii) provide Nationstar with a sufficient fee to compensate it for acting as servicer, and (iii) provide Nationstar with an incentive to effectively service the underlying loans. The Targeted Return implements these objectives by allocating payments in respect of the purchased basic fee between the Buyer and Nationstar.

The amount available to satisfy the Targeted Return is equal to: (i) the amounts from the purchased basic fee, minus (ii) the Servicing Fee (“Net Collections”). The Buyer will retain the amount of Net Collections necessary to achieve the Targeted Return. Amounts in excess of the Targeted Return will be used to pay the Performance Fee.

The Targeted Return, which is payable monthly, is generally equal to (i) 14% multiplied by (ii) the Buyer’s total invested capital. Total invested capital is generally equal to the sum of the Buyer’s (i) equity in advances as of the beginning of the prior month, plus (ii) working capital (equal to a percentage of the equity as of the beginning of the prior month), plus (iii) equity and working capital contributed during the course of the prior month.

The Targeted Return is calculated after giving effect to (i) interest expense on the advance financing, (ii) other expenses and fees of the Buyer and its subsidiaries related to financing facilities, (iii) write-offs on account of any non-recoverable servicer advances, and (iv) any shortfall with respect to a prior month in the satisfaction of the Targeted Return.

Performance Fee

The Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Performance Fee. If the amount necessary to achieve the Targeted Return is greater than the Retained Amount but less than Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Performance Fee.

Residential Securities and Loans

Real Estate Securities

As of December 31, 2013, we had approximately $2.2 billion face amount of real estate securities, including $1.3 billion of Agency ARM RMBS and $872.9 million of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1.3 billion for Agency ARM RMBS and approximately $287.8 million for Non-Agency RMBS. As of December 31, 2013, a total face amount of $848.6 million of our Non-Agency portfolio was serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $17.1 billion as of December 31, 2013.

Subsequent to December 31, 2013, we acquired no new Agency ARM RMBS. We sold Agency ARM RMBS with a face amount of $154.2 million for $162.9 million and recorded a gain of $0.7 million. Furthermore, we acquired Non-Agency RMBS with an aggregate face amount of approximately $740.6 million financed with repurchase agreements. We sold Non-Agency RMBS with a face amount of $437.9 million for $248.5 million and recorded a gain of $3.8 million.

Agency ARM RMBS

The following table summarizes our Agency ARM RMBS portfolio as of December 31, 2013 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis(A)	Gains	Losses	Carrying Value(A)(B)	Outstanding Repurchase Agreements
Agency ARM RMBS	$1,314,130	$1,392,612	$3,434	$(3,885)	$1,392,161	$1,332,954

(A)	Amortized cost basis and carrying value exclude $10.6 million of principal receivables as of December 31, 2013.
(B)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of December 31, 2013 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Total Amortized Cost Basis	Carrying Value (B)	Coupon	Margin	1st Coupon Adjustment (C)		Subsequent Coupon Adjustment (D)	Lifetime Cap (E)	Months to Reset (F)
1 - 12	73	$648,101	$688,525	49.4%	$688,383	3.0%	1.8%	N/A	(G)	2.0%	9.9%	7
13 - 24	30	375,505	398,172	28.6%	397,858	3.5%	1.8%	5.0%		2.0%	8.5%	18
25 - 36	10	278,191	292,924	21.0%	292,928	3.2%	1.8%	4.9%		2.0%	8.2%	29
Over 36	1	12,333	12,991	1.0%	12,992	3.6%	1.8%	5.0%		2.0%	8.6%	39

Total/Weighted Average	114	$1,314,130	$1,392,612	100.0%	$1,392,161	3.2%	1.8%	5.0%		2.0%	9.1%	15

(A)

Of these investments, 90.6% reset based on 12 month LIBOR index, 1.8% reset based on 6 month LIBOR Index, 0.4% reset based on 1 month LIBOR, and 7.3% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 97.8% of these securities will reset annually and 2.2% will reset semi-annually.

(B)	Amortized cost basis and carrying value exclude $10.6 million of principal receivables as of December 31, 2013.
(C)	Represents the maximum change in the coupon at the end of the fixed rate period.
(D)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.
(E)	Represents the maximum coupon on the underlying security over its life.
(F)	Represents recurrent weighted average months to the next interest rate reset.
(G)

Not applicable as 57 of the securities (72% of the current face of this category) are past the first coupon adjustment period. The remaining 16 securities (28% of the current face of this category) have a maximum change in the coupon of 5.0% at the end of the fixed rate period.

The following table summarizes the characteristics of our Agency ARM RMBS portfolio and of the collateral underlying our Agency ARM RMBS as of December 31, 2013 (dollars in thousands):

	Agency ARM RMBS Characteristics						Collateral Characteristics
Vintage (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Total Amortized Cost Basis	Carrying Value (B)	Weighted Average Life (Years)	3 Month CPR (C)
Pre-2006	26	$145,620	$154,223	11.1%	$154,885	4.9	18.3%
2006	6	32,759	35,010	2.5%	34,965	4.3	24.6%
2007	15	85,027	90,287	6.5%	90,258	4.7	19.8%
2008	8	63,686	67,596	4.8%	67,720	6.1	16.3%
2009	8	74,901	80,212	5.8%	79,887	3.8	32.8%
2010	28	363,730	385,592	27.7%	385,305	3.2	20.2%
2011	17	358,873	378,567	27.2%	378,691	3.8	23.5%
2012 and later	6	189,534	201,125	14.4%	200,450	4.9	28.1%

Total/Weighted Average	114	$1,314,130	$1,392,612	100.0%	$1,392,161	4.1	22.7%

(A)	The year in which the securities were issued.
(B)	Amortized cost basis and carrying value exclude $10.6 million of principal receivables as of December 31, 2013.
(C)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency ARM RMBS portfolio as of December 31, 2013:

Net Interest Spread (A)

Weighted Average Asset Yield	1.33%
Weighted Average Funding Cost	0.39%

Net Interest Spread	0.94%

(A)	The entire Agency ARM RMBS portfolio consists of floating rate securities. See table above for details on rate resets.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2013 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements

Non-Agency RMBS	$872,866	$566,760	$7,618	$(3,953)	$570,425	$287,757

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2013 (dollars in thousands):

	Non-Agency RMBS Characteristics
Vintage (A)	Average Minimum Rating (B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)	Excess Spread (D)	Weighted Average Life (Years)

Pre 2004	B-	43	$55,282	$46,069	8.1%	$47,496	25.9%	3.0%	6.0
2004	CCC-	13	86,215	65,759	11.6%	66,104	17.7%	3.5%	7.6
2005	CC	7	86,789	65,351	11.5%	65,953	15.6%	3.0%	9.5
2006	C	20	426,528	277,024	48.9%	278,771	4.5%	3.5%	8.3
2007 and later	CCC+	17	218,052	112,557	19.9%	112,101	0.9%	2.4%	7.5

Total/Weighted Average	CCC-	100	$872,866	$566,760	100.0%	$570,425	7.4%	3.1%	8.0

	Collateral Characteristics (E)
Vintage (A)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	10.9	0.07	9.8%	14.5%	2.6%
2004	9.5	0.07	8.9%	17.3%	3.7%
2005	8.8	0.11	9.3%	20.2%	11.1%
2006	7.8	0.23	10.7%	30.3%	23.5%
2007 and later	7.6	0.48	10.4%	23.6%	25.1%

Total / WA	8.2	0.25	10.3%	25.3%	19.4%

(A)	The year in which the securities were issued.
(B)

Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying two bonds with a face amount of $6.3 million for which we were unable to obtain rating information. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2013.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(D)

The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2013.

(E)	The weighted average loan size of the underlying collateral is $223.7 thousand. This excludes the collateral underlying one bond, due to unavailable information, with a face amount of $42.9 million.
(F)	The ratio of original UPB of loans still outstanding.
(G)	Three month average constant prepayment rate and default rates.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of December 31, 2013 (dollars in thousands):

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$317,111	36.3%
Southeastern U.S.	198,298	22.7%
Northeastern U.S.	164,481	18.9%
Midwestern U.S.	98,682	11.3%
Southwestern U.S.	51,425	5.9%
Other (A)	42,869	4.9%

	$872,866	100.0%

(A)	Represents collateral for which we were unable to obtain geographical information.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2013:

Net Interest Spread (A)
Weighted Average Asset Yield	4.68%
Weighted Average Funding Cost	1.85%

Net Interest Spread	2.83%

(A)	The Non-Agency RMBS portfolio consists of 99.2% floating rate securities and 0.8% fixed rate securities.

Real Estate Loans

Residential Mortgage Loans

As of December 31, 2013, we had approximately $57.6 million outstanding face amount of residential mortgage loans. In February 2013, we invested approximately $35.1 million to acquire a 70% interest in the mortgage loans. Nationstar co-invested pari passu with us in 30% of the mortgage loans and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer.

In the fourth quarter of 2013, we invested approximately $92.7 million in a pool of residential mortgage loans with a UPB of approximately $170.1 million. The investment was financed with $60.1 million under a $300.0 million master repurchase agreement with RBS. This acquisition is accounted for as a “linked transaction” (a derivative), as described in Note 10 to our consolidated financial statements included in this report.

The following table summarizes the characteristics of our reverse mortgage loans as of December 31, 2013 (dollars in thousands):

	Outstanding Face Amount	Loan Count	Weighted Average Coupon (A)	Weighted Average Maturity (Years) (B)	Floating Rate as a % of Face Amount

Reverse Mortgage Loans (C)	$57,552	328	5.1%	3.7	22.0%

(A)	Represents the stated interest rate on the loans. Accrued interest on reverse mortgage loans is generally added to the principal balance and paid when the loan is resolved.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	82% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans.

Subsequent to December 31, 2013, we also purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $65.6 million at a price of approximately $33.7 million.

Other

Consumer Loans

On April 1, 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors LLC acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed $2.2 billion ($1.7 billion outstanding as of December 31, 2013) of the approximately $3.0 billion purchase price with asset-backed notes that have a maturity of April 2021, and pay a coupon of 3.75%. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion of asset-backed notes for 96% of par. These notes are subordinate to the debt issued in April 2013, have a maturity of December 2024, and pay a coupon of 4%.

The table below summarizes the collateral characteristics of the consumer loans as of December 31, 2013 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score (A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency (Days) (B)			3 Month Weighted Average Charge-off Rate(C)	3 Month CRR (D)	3 Month CDR (E)
										30	60	90+

Consumer Loans	$3,298,769	67.7%	32.3%	344,046	636	18.3%	10.2%	103	3.2	4.4%	2.8%	6.3%	9.8%	14.8%	9.3%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.
(B)

Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.

(C)	3 Month weighted average charge-off rate represents the loans charged-off during the three months as a percentage of total principal balance of the pool.
(D)	3 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.
(E)

3 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

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

In order to evaluate the reasonableness of its fair value determinations, management engages an independent valuation firm to separately measure the fair value of its Excess MSRs pools. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range. Management compares the range included in the opinion to the values generated by its internal models. For Excess MSRs acquired prior to the current quarter, the fairness opinion relates to the valuation at the current quarter end date. For Excess MSRs acquired during the current quarter, the fairness opinion relates to the valuation at the time of acquisition. To date, we have not made any significant valuation adjustments as a result of these fairness opinions.

For Excess MSRs acquired during the current quarter, we revalue the Excess MSRs at the quarter end date if a payment is received between the acquisition date and the end of the quarter. Otherwise, Excess MSRs acquired during the current quarter are carried at their amortized cost basis if there has been no change in assumptions since acquisition.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned directly as of December 31, 2013 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value as of December 31, 2013	$324,151

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$354,899	$338,759	$310,861	$298,734
Change in estimated fair value:
Amount	$30,747	$14,607	$(13,291)	$(25,418)
%	9.5%	4.5%	-4.1%	-7.8%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$351,740	$337,460	$311,709	$300,068
Change in estimated fair value:
Amount	$27,588	$13,308	$(12,443)	$(24,084)
%	8.5%	4.1%	-3.8%	-7.4%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$328,602	$326,375	$321,918	$319,689
Change in estimated fair value:
Amount	$4,450	$2,223	$(2,234)	$(4,463)
%	1.4%	0.7%	-0.7%	-1.4%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$317,449	$320,763	$327,392	$330,447
Change in estimated fair value:
Amount	$(6,703)	$(3,389)	$3,240	$6,295
%	-2.1%	-1.0%	1.0%	1.9%

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of December 31, 2013 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value as of December 31, 2013	$352,766

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$387,239	$369,110	$337,904	$324,388
Change in estimated fair value:
Amount	$34,473	$16,344	$(14,862)	$(28,378)
%	9.8%	4.6%	-4.2%	-8.0%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$382,169	$366,952	$339,451	$326,989
Change in estimated fair value:
Amount	$29,403	$14,186	$(13,315)	$(25,777)
%	8.3%	4.0%	-3.8%	-7.3%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$358,510	$355,625	$349,863	$346,980
Change in estimated fair value:
Amount	$5,744	$2,859	$(2,903)	$(5,786)
%	1.6%	0.8%	-0.8%	-1.6%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$340,647	$346,632	$358,994	$365,384
Change in estimated fair value:
Amount	$(12,119)	$(6,134)	$6,228	$12,618
%	-3.4%	-1.7%	1.8%	3.6%

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

Servicer Advances

We account for investments in servicer advances, which include the basic fee component of the related MSR (the “servicer advance investments”), as financial instruments, since we are not a licensed mortgage servicer.

We have elected to account for the servicer advance investments at fair value. Accordingly, we estimate the fair value of the servicer advance investments at each reporting date and reflect changes in the fair value of the servicer advance investments as gains or losses.

We initially recorded the servicer advance investments at the purchase price paid, which we believe reflects the value a market participant would attribute to the investments at the time of our purchase.

We recognize interest income from our servicer advance investments using the interest method, with adjustments to the yield applied based upon changes in actual or expected cash flows under the respective method. The servicer advances are not interest-bearing, but we accrete the effective rate of interest applied to the aggregate cash flows from the servicer advances and the basic fee component of the related MSR.

We categorize servicer advance investments under Level 3 of the GAAP hierarchy described above under “—Application of Critical Accounting Policies—Excess MSRs,” since we use internal pricing models to estimate the future cash flows related to the servicer advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise.

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $500 million per year on average over the term of the investment held as of December 31, 2013, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

As described above, we recognize income from servicer advance investments in the form of (i) interest income, which we reflect as a component of net interest income and (ii) changes in the fair value of the servicer advances, which we reflect as a component of other income.

We remit to Nationstar a portion of the basic fee component of the MSR related to our servicer advance investments as compensation for acting as servicer, as described in more detail under “—Our Portfolio—Servicing Related Assets—Servicer Advances.” Our interest income is recorded net of the servicing fee owed to Nationstar.

Real Estate Securities (RMBS)

Our Non-Agency RMBS and Agency ARM RMBS are classified as available-for-sale. As such, they are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary, as described below.

We expect that any RMBS we acquire will be categorized under Level 2 or Level 3 of the GAAP hierarchy described above under “—Application of Critical Accounting Policies—Excess MSRs,” depending on the observability of the inputs. Fair value may be based upon broker quotations, counterparty quotations, pricing service quotations or internal pricing models. The significant inputs used in the valuation of our securities include the discount rate, prepayment speeds, default rates and loss severities, as well as other variables.

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

Real Estate Loans

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

Valuation of Derivatives

We financed certain investments with the same counterparty from which it purchased those investments, and we accounted for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, we recorded a non-hedge derivative instrument on a net basis, with changes in market value recorded as “Other Income” in the Consolidated Statements of Income.

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

We have not consolidated the entities in which we hold a 50% interest that made an investment in Excess MSRs. We have determined that the decisions that most significantly impact the economic performance of these entities will be made collectively by us and the other investor in the entities. In addition, these entities have sufficient equity to permit the entities to finance their activities without additional subordinated financial support. Based on our analysis, these entities do not meet any of the VIE criteria.

We have invested in servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of the most recent settlement, we owned an approximately 33.7% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

Investments in Equity Method Investees

We account for our investment in the Consumer Loan Companies pursuant to the equity method of accounting because we can exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation are not met. Our share of earnings and losses in these equity method investees is included in “Earnings from investments in consumer loans, equity method investees” on the Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the Consolidated Balance Sheets.

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

We account for our investments in equity method investees that are invested in Excess MSRs pursuant to the equity method of accounting because we can exercise significant influence over the investees, but the requirements for consolidation are not met. We have elected to measure our investments in equity method investees which are invested in Excess MSRs at fair value. The equity method investees have also elected to measure their investments in Excess MSRs at fair value.

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes. We have made certain investments, particularly our investments in servicer advances, through TRSs and are subject to regular corporate income taxes on these investments. Our investments through TRSs did not generate any material taxable income in 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in the financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements. We early adopted this accounting standard and opted to present this information in a note to the financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

We have a limited operating history and we acquired our first portfolio of Excess MSRs in December 2011 and as a result, a comparison of the year ended December 31, 2012 against the one month ended December 31, 2011 would not be meaningful. Because we were not operating as a separate, stand-alone entity during the period from our formation to the date of our separation from Newcastle, our results of operations for this period are not necessarily indicative of our future performance.

The following tables summarize the changes in our results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2013 and 2012 (A)

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%

Interest income	$87,567	$33,759	$53,808	159.4%
Interest expense	15,024	704	14,320	2034.1%

Net Interest Income	72,543	33,055	39,488	119.5%

Impairment
Other-than-temporary impairment (“OTTI”) on securities	4,993	—	4,993	N.M.
Valuation allowance on loans	461	—	461	N.M.

	5,454	—	5,454	N.M.

Net interest income after impairment	67,089	33,055	34,034	103.0%

Other Income
Change in fair value of investments in excess mortgage servicing rights	53,332	9,023	44,309	491.1%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	50,343	—	50,343	N.M.
Earnings from investments in consumer loans, equity method investees	82,856	—	82,856	N.M.
Gain on settlement of securities	52,657	—	52,657	N.M.
Other income	1,820	8,400	(6,580)	-78.3%

	241,008	17,423	223,585	1283.3%

Operating Expenses
General and administrative expenses	10,284	5,878	4,406	75.0%
Management fee allocated by Newcastle	4,134	3,353	781	23.3%
Management fee to affiliate	11,209	—	11,209	N.M.
Incentive compensation to affiliate	16,847	—	16,847	N.M.

	42,474	9,231	33,243	N.M.

Income (Loss) Before Income Taxes	265,623	41,247	224,376	544.0%
Income tax expense	—	—	—	N.M.

Net Income (Loss)	$265,623	$41,247	$224,376	544.0%

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$(326)	$—	$(326)	N.M.

Net Income (Loss) Attributable to Common Stockholders	$265,949	$41,247	$224,702	544.8%

(A)	The results of operations from December 8, 2011 to December 31, 2011 do not represent a meaningful measure of results for comparative purposes.

Interest Income

Interest income increased by $53.8 million primarily as a result of new investments in real estate securities and excess mortgage servicing rights.

Interest Expense

Interest expense increased by $14.3 million primarily due to repurchase agreement financing entered into since September 2012 on our Agency ARM RMBS and Non-Agency RMBS.

Other than Temporary Impairment (“OTTI”) on Securities

The other-than-temporary impairment on securities increased by $5.0 million due to the recognition of impairment on certain of our Agency ARM RMBS and Non-Agency RMBS securities during the year ended December 31, 2013.

Valuation Allowance on Loans

The valuation allowance on loans increased by $0.5 million due to the recognition of loan losses on our residential mortgage loans during the year ended December 31, 2013.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of investments in excess mortgage servicing rights increased $44.3 million due to the acquisition of investments since the third quarter of 2012 and subsequent net increases in value.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased $50.3 million due to the acquisition of these investments during the year ended December 31, 2013 and subsequent net increases in value.

Earnings from Investments in Consumer Loans, Equity Method Investees

Earnings from investments in consumer loans, equity method investees increased $82.9 million due to the acquisition of these investments during the second quarter of the year ended December 31, 2013 and subsequent income recognized by the investees.

Gain on Settlement of Securities

Gain on settlement of securities increased by $52.7 million due to the sale of Non-Agency RMBS during the year ended December 31, 2013.

Other Income

Other income decreased by $6.6 million as the income recognized during the year ended December 31, 2012 represented a non-recurring breakup fee of $8.4 million due to a proposed investment that was not completed partially offset by a $1.8 million unrealized gain on linked transactions accounted for as derivatives during the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million primarily due to an increase in operating expenses as a result of our becoming an independent, publicly-traded REIT following the spin-off from Newcastle on May 15, 2013.

Management Fee Allocated by Newcastle

Management fee allocated by Newcastle increased by $0.8 million due to an increase in our equity, as a result of capital contributions from Newcastle subsequent to the first quarter of 2012.

Management Fee to Affiliate

Management fee to affiliate increased $11.2 million as a result of the management agreement becoming effective on May 15, 2013.

Incentive Compensation to Affiliate

Incentive compensation to affiliate increased $16.8 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent performance.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests in income (loss) of consolidated subsidiaries decreased $0.3 million due to the acquisition of investments in servicer advances during the fourth quarter of the year ended December 31, 2013 and subsequent loss recognized.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, servicer advances, RMBS and residential mortgage loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments and other operating expenses, and the repayment of borrowings, as well as dividends.

Our primary sources of financing currently are notes payable and repurchase agreements, although we may also pursue other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $287.8 million to finance $576.1 million face amount of Non-Agency RMBS and approximately $1.3 billion to finance $1.3 billion face amount of Agency ARM RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. On November 25, 2013, we also entered into a $300.0 million master repurchase agreement with RBS, which matures on November 24, 2014. As of March 25, 2014, we had drawn $56.7 million under this facility. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4%-5% for Agency ARM RMBS to between 15% and 40% for Non-Agency RMBS. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

As of December 31, 2013, we have sufficient liquid assets, which include unrestricted cash and Agency ARM RMBS, to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our residential securities and loans, (ii) unrealized gains or losses on our Excess MSRs owned directly and through equity method investees, and (iii) other-than-temporary impairment, if any. In addition, cash received by our consumer loan joint ventures is currently required to be used to repay the related debt and is therefore not available to fund other cash needs.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

•

Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available. Our business strategy is dependent upon our ability to finance certain of our investments at rates that provide a positive net spread.

•

Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets are unpredictable and may vary materially from their estimated fair value and their carrying value. Further, the availability of investments that provide similar returns to those repaid or sold investments is unpredictable and returns on new investments may vary materially from those on existing investments.

Debt Obligations

The following table presents certain information regarding our debt obligations:

December 31, 2013 (A)											December 31, 2012
							Collateral
Debt Obligations/ Collateral	Month Issued	Outstanding Face	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Outstanding Face	Carrying Value
Repurchase Agreements (B)
Agency ARM RMBS (C)	Various	$1,332,954	$1,332,954	Mar-14	0.39%	0.3	$1,277,570	$1,353,630	$1,353,719	4.1	$—	$—
Non-Agency RMBS (D)	Various	287,757	287,757	Jan-14 to Oct-14	1.85%	0.1	576,146	388,855	392,360	8.2	150,922	150,922

Total Repurchase Agreements		1,620,711	1,620,711		0.65%	0.2	1,853,716	1,742,485	1,746,079	5.4	150,922	150,922

Notes Payable
Secured Corporate Loan (E)	Dec-13	75,000	75,000	Mar-14	4.17%	0.3	36,907,851	126,773	146,243	6.0	—	—
Servicer Advances (F)	Dec-13	2,390,778	2,390,778	Sep-14	4.04%	0.8	2,661,130	2,665,551	2,665,551	2.7	—	—
Residential Mortgage Loans (G)	Dec-13	22,840	22,840	Sep-14	3.42%	0.7	57,552	33,539	33,539	3.7	—	—

Total Notes Payable		2,488,618	2,488,618		4.04%	0.8	39,626,533	2,825,863	2,845,333	5.8	—	—

Total		$4,109,329	$4,109,329		2.70%	0.6	$41,480,249	$4,568,348	$4,591,412	5.8	$150,922	$150,922

(A)	This excludes debt related to linked transactions. See Note 10 to the consolidated financial statements included in this report for additional information on linked transactions.
(B)

These repurchase agreements had approximately $0.7 million of associated accrued interest payable as of December 31, 2013. All of the repurchase agreements that matured during the first quarter of 2014 were renewed or refinanced subsequent to December 31, 2013.

(C)

The counterparties of these repurchase agreements are Mizuho ($186.8 million), Barclays ($410.7 million), Royal Bank of Canada ($101.8 million), Citi ($129.3 million), Morgan Stanley ($169.7 million) and Daiwa ($334.7 million) and were subject to customary margin call provisions.

(D)

The counterparties of these repurchase agreements are Barclays ($42.3 million), Credit Suisse ($104.0 million), Royal Bank of Scotland ($26.2 million) and Royal Bank of Canada ($115.3 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates. Includes $104.0 million borrowed under a $414.2 million master repurchase agreement, which bears interest at one-month LIBOR plus 1.75%.

(E)

The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 4.0%. The outstanding face of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.

(F)	The notes bore interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0% to 2.6%.
(G)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus a margin of 3.25%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

The following table provides additional information regarding our short-term borrowings (dollars in thousands). These short-term borrowings were used to finance certain of our investments in Agency ARM RMBS and Non-Agency RMBS. All of the Agency ARM RMBS repurchase agreements and $130.1 million face amount of the Non-Agency RMBS repurchase agreements have full recourse to New Residential, while $157.6 million face amount of the Non-Agency RMBS repurchase agreements is non-recourse debt. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency ARM RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 4.2% and 25.1%, respectively, during the year ended December 31, 2013. Additional short-term borrowings are noted in the table and descriptions below.

		Year Ended December 31, 2013 (A)
	Outstanding Balance as of December 31, 2013	Average Daily Amount Outstanding (B)	Maximum Amount Outstanding	Weighted Average Interest Rate
Secured Corporate Loan	$75,000	$75,000	$75,000	4.17%
Servicer Advances	2,390,778	2,327,169	2,444,875	2.33%
Agency ARM RMBS	1,332,954	1,193,775	1,350,425	0.39%
Non-Agency RMBS	287,757	446,037	556,764	2.11%
Real Estate Loans	22,840	22,840	22,840	3.42%

Total/Weighted Average	$4,109,329	$4,064,821	$4,449,904	1.72%

(A)	Note this excludes debt related to linked transactions. See Note 10 to the consolidated financial statements included in this report for additional information on linked transactions.
(B)	Represents the average for the period the debt was outstanding.

Secured Corporate Loan

On December 13, 2013, we entered into a $75.0 million secured corporate loan with Credit Suisse First Boston Mortgage LLC, an affiliate of Credit Suisse Securities (USA) LLC. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 4.00%. The loan contains customary covenants and event of default provisions including event of default provisions triggered by a 50% equity decline as of the end of the corresponding period in the prior fiscal year, or a 35% equity decline as of the end of the quarter immediately preceding the most recently completed fiscal quarter and a four-to-one indebtedness to tangible net worth provision. Subsequent to December 31, 2013, the loan was paid down $5.9 million, and the maturity was extended to May 31, 2014.

Servicer Advances

In connection with Transaction 1, the Buyer funded the purchase with approximately $2.4 billion of variable funding notes issued by special purpose subsidiaries of the Buyer pursuant to a servicer advance facility with Barclays Bank PLC (the “Barclays Facility”) and a servicer advance facility with Credit Suisse AG, New York Branch, Morgan Stanley Bank, N.A. and Natixis, New York Branch (the “CS Facility” and, together with the Barclays Facility, the “Original Facilities”). The Original Facilities generally had interest rates equal to the sum of a floating rate index rate and a margin ranging from 2.0% to 2.6%, borrowing capacity of up to $3.9 billion, and maturity dates in September 2014.

In March 2014, all of the notes issued pursuant to the Barclays Facility and a portion of the notes issued pursuant to the CS Facility were repaid with the proceeds of new notes issued pursuant to an advance receivables trust (the “NRART Master Trust”) established by the Buyer with a number of financial institutions. The NRART Master Trust issued variable funding notes (“VFNs”) with borrowing capacity of up to $1.1 billion. The VFNs generally bear interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.375% to 2.5% depending on the class of the notes. The expected repayment date of the VFNs is March 2015. The NRART Master Trust also issued approximately $1.0 billion of term notes (the “Term Notes”) to institutional investors. The Term Notes generally bear interest at approximately 2.0% and have expected repayment dates in March 2015 and March 2017. The VFNs and the Term Notes are secured by servicer advances, and the financing is nonrecourse to the Buyer, except for customary recourse provisions. As of March 18, 2014, the principal balance of notes issued by the NRART Master Trust is equal to approximately $1.8 billion.

Following the partial pay-down of the notes issued under the CS Facility, the CS Facility has an advance rate of approximately 89%, a margin of approximately 2.0-2.1%, borrowing capacity of up to $1.5 billion (reduced from $2.9 billion), and a maturity date in September 2014. As of March 20, 2014, the principal balance of notes issued pursuant to the CS Facility is equal to approximately $1.0 billion.

As part of our investment in servicer advances, the Buyer is required to purchase future servicer advances made from time to time with respect to certain loans. As of February 28, 2014, we had estimated that the amount of future advances related to Transaction 1 will be approximately $7.3 billion. This estimate is based on both (i) our management’s estimates with respect to the investment of (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which management expects not to have any additional advance obligations and (ii) Nationstar’s historical rate of making servicer advances. The actual amount of future advances related to Transaction 1 is subject to significant uncertainty and could be materially different than our estimates.

In connection with a portion of the settled portion of Transaction 2, the Buyer and special purpose subsidiaries of Buyer entered into an advance facility with Bank of America, N.A. (the “BANA Facility”). The notes issued pursuant to the BANA Facility have an advance rate of approximately 90%, an interest rate generally equal to the sum of one-month LIBOR plus a margin of approximately 2.5%, borrowing capacity of up to $1.0 billion, and a maturity date in September 2014. As of March 17, 2014, the principal balance of notes issued pursuant to the BANA Facility is equal to approximately $0.7 billion.

The notes issued by the NRART Master Trust and pursuant to the CS Facility and the BANA Facility (collectively, the “Notes”) were issued by wholly owned special purposes subsidiaries of the Buyer (each, an “Issuer”) and are secured by each Issuer’s respective assets, including, among other things, the advances and a general reserve account. Each Issuer is owned by a wholly owned special purpose subsidiary of the Buyer (each, a “Depositor”).

Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Nationstar will continue to sell new advances to the Buyer. Pursuant to a receivable sale agreement for each of the NRART Master Trust facility, the CS Facility and the BANA Facility, the Buyer, in turn, sells such advances to the Depositors. Immediately following such sale, the applicable Depositor transfers the purchased advances to the Issuers pursuant to a receivables pooling agreement.

Each of the Depositors and Issuers (collectively, the “Financing Facility SPVs”) is structured as a bankruptcy remote special purpose entity. Each Financing Facility SPV is the sole owner of its respective assets. Creditors of the Financing Facility SPVs (including the holders of the related Notes) have no recourse to any assets or revenues of Nationstar or the Buyer other than to the limited extent contemplated by the facilities (which include, without limitation, indemnities for covenant violations). Our creditors and/or creditors of Nationstar do not have recourse to any assets or revenues of the Financing Facility SPVs.

Additional borrowing is permitted on the Notes that are variable funding notes subject to a maximum balance ($1.5 billion under the Credit Suisse Facility, $1.0 billion under the BANA Facility and $1.1 billion under the NRART Master Trust facility) and certain funding conditions, such as the accuracy of representations and warranties, the absence of a default and the satisfaction of a collateral test that generally requires the sum of eligible servicer advances transferred to the applicable Issuer multiplied by an advance rate plus all collections in Issuer accounts to be greater than or equal to the aggregate outstanding principal balance of the Notes. Generally, during the revolving period, payments to noteholders will consist of payments of interest, but excess cash flow from repaid servicer advances may be used to fund the purchase of new servicer advances.

The amount available under each facility to purchase new servicer advances is determined from time to time based on the advance borrowing rate applicable to each type of servicer advance in respect of each class of Notes, available funds of the Issuer and the available undrawn amount of the Notes. The applicable advance borrowing rate varies based on the outstanding principal balance of each class of the Notes, the type of servicer advances and the occurrence of certain specified events.

Following the revolving period, principal will be paid on the Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The revolving period for the Credit Suisse Facility ends on the earlier of September 26, 2014 and the occurrence of an early amortization event or a target amortization event, the revolving period for the BANA Facility ends on the earlier of September 30, 2014 and the occurrence of an early amortization event or a target amortization event. The revolving period for the variable funding notes issued pursuant to the NRART Trust transaction ends on the earlier of March 17, 2015 and the occurrence of an early amortization event or a target amortization event. The revolving period for certain term notes issued pursuant to the NRART Trust transaction ends on the earlier of March 16, 2015 and the occurrence of an early amortization event or a target amortization event. The revolving period for certain term notes issued pursuant to the NRART Trust transaction ends on the earlier of March 15, 2017 and the occurrence of an early amortization event or a target amortization event. Upon the occurrence of an early amortization event or a target amortization event, there is either an interest rate increase on the Notes, a rapid amortization of the Notes or an acceleration of principal repayment, or all of the foregoing.

The early amortization and target amortization events under the Facilities include: (i) the occurrence of an event of default under the transaction documents, (ii) failure to satisfy an interest coverage test, (iii) the occurrence of any servicer default or termination event for pooling and servicing agreements representing 15% or more (by mortgage loan balance as of the date of termination) of all the pooling and servicing agreements related to the purchased basic fee subject to certain exceptions; (iv) failure to satisfy a collateral performance test measuring the ratio of collected advance reimbursements to the balance of advances; (v) for certain Notes, failure to satisfy minimum tangible net worth requirements for Nationstar and the Buyer; (vi) for certain Notes, failure to satisfy minimum liquidity requirements for Nationstar and the Buyer, (vii) failure to satisfy leverage tests for Nationstar; (viii) for certain Notes, a change of control of the Buyer; (ix) for certain Notes, certain judgments against the Depositors, Issuers or Buyer in excess of certain thresholds; (x) for certain Notes, payment default under, or an acceleration of, other debt of the Buyer; (xi) failure to deliver certain reports; and (xii) material breaches of any of the transaction documents.

The definitive documents related to the Notes contain customary representations and warranties, as well as affirmative and negative covenants. Affirmative covenants include, among others, reporting requirements, provision of notices of material events, maintenance of existence, maintenance of books and records, compliance with laws, compliance with covenants under the designated servicing agreements and maintaining certain servicing standards with respect to the advances and the related mortgage loans. Negative covenants include, among others, limitations on amendments to the designated servicing agreements and limitations on amendments to the procedures and methodology for repaying the advances or determining that advances have become non-recoverable.

The definitive documents related to the Notes also contain customary events of default, including, among others, (i) non-payment of principal, interest or other amounts when due, (ii) insolvency of Nationstar, the Buyer, the applicable Issuer or the applicable Depositor; (iii) the applicable Issuer becoming subject to registration as an “investment company” within the meaning of the 1940 Act; (iv) Nationstar or the Buyer fails to comply with the deposit and remittance requirements set forth in any pooling and servicing agreement or such definitive documents; and (v) Nationstar’s failure to make an indemnity payment after giving effect to any applicable grace period. Upon the occurrence and during the continuance of an event of default under any facility, the requisite percentage of the related noteholders may declare the Notes and all other obligations of the applicable Issuer immediately due and payable and may terminate the commitments. A bankruptcy event of default causes such obligations automatically to become immediately due and payable and the commitments automatically to terminate.

Certain of the Notes accrue interest based on a floating rate of interest. Servicer advances and deferred servicing fees are non-interest bearing assets. The interest obligations in respect of the Notes are not supported by any interest rate hedging instrument or arrangement. If the applicable index rate for purposes of determining the interest rates on the Notes rises, there may not be sufficient collections on the servicer advances and deferred servicing fees and a target amortization event or an event of default could occur in respect of certain Notes. This could result in a partial or total loss on our investment.

RMBS

On October 30, 2013, we entered into a $414.2 million master repurchase agreement with Alpine Securitization Corp., an asset-backed commercial paper facility sponsored by Credit Suisse AG, an affiliate of Credit Suisse Securities (USA) LLC, which has a one year maturity. The $414.2 million one year term master repurchase agreement is subject to margin call provisions as well as customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12 month period and 35% equity decline over any 3 month period and a four-to-one indebtedness to tangible net worth provision. The financing bears interest at one-month LIBOR plus 1.75%.

Residential Mortgage Loans

On November 25, 2013, we also entered into a $300.0 million master repurchase agreement with RBS with advance rates ranging from 65% to 85% and an interest cost of one-month LIBOR plus 2.5% to 2.75%. The repurchase agreement, which contains customary covenants and event of default provisions and is subject to margin calls, matures on November 24, 2014. Pursuant to the repurchase agreement we may sell, and later repurchase, (x) trust certificates representing interests in certain residential mortgage loans and (y) the capital stock of a corporation that holds certain real estate owned properties. The principal amount paid by RBS for such assets is based on a percentage of the lesser of the market value or the UPB of such mortgage assets backing the assets. Upon our repurchase of such assets sold under the repurchase agreement, we are required to repay RBS a repurchase amount based on the purchase price plus accrued interest. We are also required to pay certain administrative costs and expenses in connection with the structuring, management and ongoing administration of the master repurchase agreement. The repurchase agreement contains customary covenants and event of default provisions, including a minimum liquidity requirement of $15.0 million, a minimum tangible net worth provision of $540.0 million, and a four to one indebtedness to tangible net worth provision.

On January 15, 2014, we entered into a $25.3 million repurchase agreement with Credit Suisse Securities (USA) LLC which matures on January 14, 2015. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.00%. The agreement contains customary covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline as of the end of the corresponding period in the prior fiscal year, or a 35% equity decline as of the end of the quarter immediately preceding the most recently completed fiscal quarter and a four-to-one indebtedness to tangible net worth provision.

Other

On January 8, 2014, we financed all of our ownership interest in each of the Consumer Loan Companies under a $150.0 million master repurchase agreement with Credit Suisse Securities (USA) LLC, which matures on June 30, 2014. Borrowings under the facility bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 4.00%. The facility contains customary covenants and event of default provisions.

Maturities

Our debt obligations as of December 31, 2013, as summarized in Note 11 to our consolidated financial statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse (A)	Total
2014	$2,548,387	$1,560,942	$4,109,329

(A)	Excludes recourse debt related to linked transactions. Refer to Note 10 to our consolidated financial statements included herein.

In March 2014, the Buyer extended the maturity of approximately $1.8 billion of nonrecourse debt by repaying all of the notes issued pursuant to the Barclays Facility and a portion of the notes issued pursuant to the CS Facility with the proceeds of new notes issued by the NRART Master Trust. The expected repayment dates of the new notes are in March 2015 and March 2017.

Borrowing Capacity

The following table represents our borrowing capacity as of December 31, 2013:

Debt Obligations / Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Notes Payable
Secured Corporate Loan	Excess MSRs	$75,000	$75,000	$—
Servicer Advances (A)	Servicer Advances	3,900,000	2,390,778	1,509,222
Repurchase Agreements
Residential Mortgage Loans (B)	Real Estate Loans	300,000	60,102	239,898

		$4,275,000	$2,525,880	$1,749,120

(A)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.5% fee on the unused borrowing capacity.
(B)	Financing related to linked transaction. See Note 10 to the consolidated financial statements included in this report for additional information on linked transactions.

Covenants

We were in compliance with all of our debt covenants as of December 31, 2013. The covenants to which we are subject are described in Note 11 to our consolidated financial statements included herein.

Stockholders’ Equity

Common Stock

On April 29, 2013, New Residential’s certificate of incorporation was amended so that its authorized capital stock now consists of 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At the time of the completion of the spin-off, there were 253,025,645 outstanding shares of common stock which was based on the number of Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of our common stock for each share of Newcastle common stock.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, the 21.5 million options that were held by FIG LLC (the Manager), or by the directors, officers or employees, of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Approximately 5.3 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2013.

As of December 31, 2013, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $15.28 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013 (as well as options issued by New Residential to its directors in 2013) had a weighted average strike price of $4.21. Our outstanding options as of December 31, 2013 were summarized as follows:

	December 31, 2013			December 31, 2012
	Issued Prior to 2011	Issued in 2011- 2013	Total	Issued Prior to 2011	Issued in 2011 and 2012	Total
Held by the Manager	1,496,555	16,176,333	17,672,888	1,751,172	7,934,166	9,685,338
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	535,570	2,510,000	3,045,570	701,937	2,860,000	3,561,937
Issued to the independent directors	2,000	10,000	12,000	2,000	2,000	4,000

Total	2,034,125	18,696,333	20,730,458	2,455,109	10,796,166	13,251,275

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2013, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2012	$15,526
Net unrealized gain (loss) on securities	35,352
Reclassification of net realized (gain) loss on securities into earnings	(47,664)

Accumulated other comprehensive income, December 31, 2013	$3,214

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2013, we recorded unrealized gains on our real estate securities primarily caused by a net tightening of credit spreads. We recorded OTTI charges of $5.0 million with respect to real estate securities and realized gains of $52.7 million on sales of real estate securities.

See “— Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends

We are organized and intend to conduct our operations to qualify as a REIT for U.S. federal income tax purposes. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or raise capital to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
June 30, 2013	July 2013	$0.070
September 30, 2013	October 2013	$0.175
December 31, 2013	January 2014	$0.250	(A)

(A)	Includes a $0.075 special cash dividend made in connection with REIT distribution requirements.

On March 19, 2014, our board of directors declared a first quarter 2014 dividend of $0.175 per share of common stock, which is payable on April 30, 2014 to stockholders of record as of March 31, 2014.

Cash Flow

Operating Activities

We did not have any cash balance during periods prior to April 5, 2013, which is the first date Newcastle contributed cash to us. All of its cash activity occurred in Newcastle’s accounts during these periods.

Net cash flow provided by operating activities increased approximately $152.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change resulted primarily from the factors described below:

Operating cash flows increased $132.9 million as a result of an increase in net interest income received of $49.9 million and an increase in distributions of earnings from equity method investees of $127.3 million. These increases were partially offset by an increase in general and administrative expenses paid of $41.5 million and an increase in restricted cash of $2.8 million.

Cash proceeds from investments, in excess of interest income, decreased by $1.7 million primarily due to proceeds received from Excess MSRs and real estate securities prior to the spin-off which was driven by our additional acquisitions in the first quarter of 2013.

Net cash proceeds deemed as capital distributions to Newcastle decreased $21.7 million primarily due to a decrease in cash proceeds from investments, in excess of interest income, of $1.7 million and the increase in operating cash flow deemed as capital distributions prior to the contribution of cash by Newcastle to us.

Investing Activities

Cash flows used in investing activities were $993.5 million for the year ended December 31, 2013. No cash flow from investing activities was recorded prior to the date of contribution of cash by Newcastle to us. Investing activities after this date consisted primarily of the acquisition of excess mortgage servicing rights, servicer advances and real estate securities, net of principal repayments from Agency RMBS and Non-Agency RMBS as well as proceeds from the sale of Non-Agency RMBS.

Financing Activities

Cash flows provided by financing activities were approximately $1.1 billion during the year ended December 31, 2013. No cash flow from financing activities was recorded prior to the date of contribution of cash by Newcastle to us. Financing activities after this date consisted primarily of borrowings net of repayments under debt obligations, and capital contributions by Newcastle.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

On April 1, 2013, we completed the consumer loan purchase through a number of joint venture companies. The purchase price of approximately $3.0 billion was financed with approximately $2.2 billion ($1.7 billion outstanding as of December 31, 2013) of asset-backed notes within such companies. These notes have an interest rate of 3.75% and a maturity of April 2021. In September 2013, the joint ventures issued and sold an additional $0.4 billion of asset-backed notes for 96% of par. These notes are subordinate to the debt issued in April 2013, have a maturity of December 2024 and pay a coupon of 4%. We have a 30% membership interest in the Consumer Loan Companies and do not consolidate them.

We also had approximately $69.0 million of repurchase agreements in transactions accounted for as “linked transactions.” See Note 10 to our consolidated financial statements included in this report.

We did not have any other off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2013, we had the following material contractual obligations (payments in thousands):

Contract	Terms

Repurchase Agreements	Described under Note 11 to our consolidated financial statements.

Notes Payable

Secured Corporate Loan	Described under Note 11 to our consolidated financial statements.

Servicer Advance Financing	Described under Note 11 to our consolidated financial statements.

Residential Mortgage Loan Financing	Described under Note 11 to our consolidated financial statements.

Management Agreement

For its services, our Manager is entitled to management fees, incentive fees, and reimbursement for certain expenses, as defined in, and in accordance with the terms of, the Management Agreement. Such terms are described in Note 15 to our consolidated financial statements.

Servicer Advances	Investment commitments not yet funded as of December 31, 2013.

MSR Investments	Investment commitments not yet funded as of December 31, 2013.

	Fixed and Determinable Payments Due by Period
Contract	2014	2015-2016	2017-2018	Thereafter	Total
Debt Obligations
Repurchase Agreements (A)	$1,620,711	$—	$—	$—	$1,620,711
Secured Corporate Loan (B)	75,792	—	—	—	75,792
Servicer Advance Financing (C)	2,390,778	—	—	—	2,390,778
Residential Mortgage Loan Financing (A)	22,840	—	—	—	22,840
Other Contractual Obligations
Management Agreement (D)	35,282	36,870	36,870	460,881	569,903
Servicer Advances (E)	56,677	—	—	—	56,677
MSR Investments (E)	52,989	—	—	—	52,989

Total	$4,255,069	$36,870	$36,870	$460,881	$4,789,690

(A)

Repurchase agreements, which have not been term financed, and mature within one year of our financial statement date, are included in this table assuming no interest. Excludes financings accounted for as linked transactions (refer to Note 10 to our consolidated financial statements included herein).

(B)	Includes interest based on rates existing as of December 31, 2013 and assuming no prepayments.
(C)

The servicer advance financing is comprised of notes payable which are generally short term and expire within one year. As this balance fluctuates based on future events and assumptions, it is included in this table assuming no interest.

(D)

Amounts reflect management fees and full expense reimbursements for the next 30 years, assuming no change in gross equity. Incentive fee is included for the amount currently outstanding as of December 31, 2013.

(E)

Amounts represent the equity components of investment commitments that were not yet funded as of December 31, 2013. In addition, New Residential and its third-party co-investors have agreed to purchase, through the Buyer, future servicer advances related to certain Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 million as of December 31, 2013.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” below.

CORE EARNINGS

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense incurred under the debt incurred to finance our investments, (iii) our operating expenses and (iv) our realized and unrealized gain or losses, including any impairment, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to gauge our current performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; and (iii) non-capitalized deal inception costs.

While incentive compensation paid to our Manager may be a material operating expense, we exclude it from core earnings because (i) from time to time, a component of the computation of this expense will relate to items (such as gains or losses) that are excluded from core earnings, and (ii) it is impractical to determine the portion of the expense related to core earnings and non-core earnings, and the type of earnings (loss) that created an excess (deficit) above or below, as applicable, the incentive compensation threshold. To illustrate why it is impractical to determine the portion of incentive compensation expense that should be allocated to core earnings, we note that, as an example, in a given period, we may have core earnings in excess of the incentive compensation threshold but incur losses (which are excluded from core earnings) that reduce total earnings below the incentive compensation threshold. In such case, we would either need to (a) allocate zero incentive compensation expense to core earnings, even though core earnings exceeded the incentive compensation threshold, or (b) assign a “pro forma” amount of incentive compensation expense to core earnings, even though no incentive compensation was actually incurred. We believe that neither of these allocation methodologies achieves a logical result. Accordingly, the exclusion of incentive compensation facilitates comparability between periods and avoids the distortion to our non-GAAP operating measure that would result from the inclusion of incentive compensation that relates to non-core earnings.

With regard to non-capitalized deal inception costs, management does not view these costs as part of our core operations. Non-capitalized deal inception costs are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments. These costs are recorded as general and administrative expenses in our statements of income.

In the third quarter of 2013, we changed our definition of “core earnings” to exclude incentive compensation paid to our Manager and non-capitalized deal inception costs. The calculation of “core earnings” has been retroactively adjusted for all periods presented. Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assist in comparing the core operating results between periods, and enable investors to evaluate our current performance using the same measure that management uses to operate the business.

The primary differences between core earnings and the measure we use to calculate incentive compensation relate to (i) realized gains and losses (including impairments) and (ii) non-capitalized deal inception costs. Both are excluded from core earnings and included in our incentive compensation measure. Unlike core earnings, our incentive compensation measure is intended to reflect all realized results of operations.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the difference between cash flow provided by operations and net income, see “—Liquidity and Capital Resources” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands):

	Year Ended December 31,		December 8 through December 31,
	2013	2012	2011

Net income (loss) attributable to common stockholders	$265,949	$41,247	$714
Impairment	5,454	—	—
Other Income	(241,008)	(9,023)	(367)
Incentive compensation to affiliate	16,847	—	—
Non-capitalized deal inception costs	5,698	5,230	785
Core earnings of equity method investees
Excess mortgage servicing rights	23,361	—	—
Consumer loans	53,696	—	—

Core Earnings	$129,997	$37,454	$1,132

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that we are exposed to are interest rate risk, prepayment speed risk, credit spread risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies.”

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

However, increases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. See further disclosure regarding our Agency ARM RMBS under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Portfolio – Real Estate Securities – Agency ARM RMBS” for information about the reset terms and “Management’s Discussion and Analysis of Financial Conditions as Results of Operations – Liquidity and Capital Resources – Debt Obligations” for information about related debt.

As of December 31, 2013, a 100 basis point increase in short term interest rates would increase our earnings by approximately $6.2 million per annum, based on the current net floating rate exposure from our real estate securities and related financings.

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

As of December 31, 2013, a 100 basis point change in short term interest rates would impact our net book value by approximately $0.2 million, based on the current net fixed rate exposure from our investments.

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

Our Excess MSRs, servicer advances (including the basic fee component of the related MSRs, and the related financing) and consumer loans are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs and basic fees to decrease and the value of consumer loans to increase. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs and basic fees to increase and the value of consumer loans to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs, basic fees and consumer loans as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Speed Exposure.”

We are subject to margin calls on our repurchase agreements. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that are subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Prepayment Speed Exposure

Prepayment speeds significantly affect the value of Excess MSRs, basic fees and consumer loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment speeds with respect to our consumer loans could delay our expected cash flows and reduce the yield on this investment.

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

Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies — Excess MSRs” for an analysis of the sensitivity of these investments to changes in certain market factors.

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

As of December 31, 2013, a 25 basis point movement in credit spreads would impact our net book value by approximately $13.2 million, based on a static portfolio of real estate securities and related financings, but would not directly affect our earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in Excess MSRs, servicer advances, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase. We may also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency ARM RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Consolidated Statements of Income for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of New Residential Investment Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of SpringCastle Finance, LLC, SpringCastle Credit, LLC, SpringCastle America, LLC and SpringCastle Acquisition, LLC (the “Limited Liability Companies”), limited liability companies in which the Company has a 30% interest. In the consolidated financial statements, the Company’s investment in the Limited Liability Companies is stated at $215,062,000 and $0 as of December 31, 2013 and 2012, respectively, and the Company’s equity in the net income of the Limited Liability Companies is stated at $82,856,000, $0 and $0 for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Limited Liability Companies, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Residential Investment Corp. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Residential Investment Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 28, 2014 expressed an unqualified opinion thereon.

New York, New York

March 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of New Residential Investment Corp. and Subsidiaries

We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). New Residential Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, New Residential Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011 of New Residential Investment Corp. and Subsidiaries and our report dated March 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 28, 2014

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2013	2012
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$324,151	$245,036
Excess mortgage servicing rights, equity method investees, at fair value	352,766	—
Servicer advances	2,665,551	—
Real estate securities, available-for-sale	1,973,189	289,756
Residential mortgage loans, held-for-investment	33,539	—
Consumer loans, equity method investees	215,062	—
Cash and cash equivalents	271,994	—
Restricted cash	33,338	—
Derivative assets	35,926	—
Other assets	53,142	84

	$5,958,658	$534,876

Liabilities and Equity

Liabilities
Repurchase agreements	$1,620,711	$150,922
Notes payable	2,488,618	—
Trades payable	246,931	—
Due to affiliates	19,169	5,136
Dividends payable	63,297	—
Accrued expenses and other liabilities	6,857	462

	4,445,583	156,520

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 253,197,974 issued and outstanding as of December 31, 2013	2,532	—
Additional paid-in capital	1,157,118	362,830
Retained earnings	102,986	—
Accumulated other comprehensive income, net of tax	3,214	15,526

Total New Residential stockholders’ equity	1,265,850	378,356
Noncontrolling interest in equity of consolidated subsidiaries	247,225	—

Total equity	1,513,075	378,356

	$5,958,658	$534,876

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 8, 2011

(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2011

(dollars in thousands, except share and per share data)

	Years Ended December 31,		December 8 through December 31, 2011
	2013	2012

Interest income	$87,567	$33,759	$1,260
Interest expense	15,024	704	—

Net Interest Income	72,543	33,055	1,260

Impairment
Other-than-temporary impairment (“OTTI”) on securities	4,993	—	—
Valuation allowance on loans	461	—	—

	5,454	—	—

Net interest income after impairment	67,089	33,055	1,260

Other Income
Change in fair value of investments in excess mortgage servicing rights	53,332	9,023	367
Change in fair value of investments in excess mortgage servicing rights, equity method investees	50,343	—	—
Earnings from investments in consumer loans, equity method investees	82,856	—	—
Gain on settlement of securities	52,657	—	—
Other income	1,820	8,400	—

	241,008	17,423	367

Operating Expenses
General and administrative expenses	10,284	5,878	874
Management fee allocated by Newcastle	4,134	3,353	39
Management fee to affiliate	11,209	—	—
Incentive compensation to affiliate	16,847	—	—

	42,474	9,231	913

Income (Loss) Before Income Taxes	265,623	41,247	714

Income tax expense	—	—	—

Net Income (Loss)	$265,623	$41,247	$714

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$(326)	$—	$—

Net Income (Loss) Attributable to Common Stockholders	$265,949	$41,247	$714

Net Income Per Share of Common Stock
Basic	$1.05	$0.16	$—

Diluted	$1.03	$0.16	$—

Weighted Average Number of Shares of Common Stock Outstanding
Basic	253,078,048	253,025,645	253,025,645

Diluted	257,368,255	253,025,645	253,025,645

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 8, 2011

(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2011

(dollars in thousands)

	December 31,		December 8 through December 31, 2011
	2013	2012
Comprehensive income (loss), net of tax
Net income (loss)	$265,623	$41,247	$714
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	35,352	15,526	—
Reclassification of net realized (gain) loss on securities into earnings	(47,664)	—	—

	(12,312)	15,526	—

Total comprehensive income (loss)	$253,311	$56,773	$714

Comprehensive income (loss) attributable to noncontrolling interests	$(326)	$—	$—

Comprehensive income (loss) attributable to common stockholders	$253,637	$56,773	$714

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 8, 2011

(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2011

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 8, 2011	—	$—	$—	$—	$—	$—	$—	$—
Capital contributions	—	—	40,492	—	—	40,492	—	40,492
Capital distributions	—	—	(1,398)	—	—	(1,398)	—	(1,398)
Net income	—	—	714	—	—	714	—	714

Equity - December 31, 2011	—	$—	$39,808	$—	$—	$39,808	$—	$39,808

Capital contributions	—	—	368,294	—	—	368,294	—	368,294
Contributions in-kind	—	—	164,142	—	—	164,142	—	164,142
Capital distributions	—	—	(250,661)	—	—	(250,661)	—	(250,661)
Comprehensive income (loss), net of tax
Net income	—	—	41,247	—	—	41,247	—	41,247
Net unrealized gain (loss) on securities	—	—	—	—	15,526	15,526	—	15,526

Total comprehensive income (loss)	—	—	—	—	—	56,773	—	56,773

Equity - December 31, 2012	—	$—	$362,830	$—	$15,526	$378,356	$—	$378,356

Dividends declared	—	—	—	(125,317)	—	(125,317)	—	(125,317)
Capital contributions	—	—	893,466	—	—	893,466	247,551	1,141,017
Contributions in-kind	—	—	1,093,684	—	—	1,093,684	—	1,093,684
Capital distributions	—	—	(1,228,054)	—	—	(1,228,054)	—	(1,228,054)
Issuance of common stock	253,025,645	2,530	(2,530)	—	—	—	—	—
Option exercise	160,634	2	(2)	—	—	—	—	—
Director share grant	11,695	—	78	—	—	78	—	78
Comprehensive income (loss), net of tax
Net income (loss)	—	—	37,646	228,303	—	265,949	(326)	265,623
Net unrealized gain (loss) on securities	—	—	—	—	35,352	35,352	—	35,352
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(47,664)	(47,664)	—	(47,664)

Total comprehensive income (loss)						253,637	(326)	253,311

Equity - December 31, 2013	253,197,974	$2,532	$1,157,118	$102,986	$3,214	$1,265,850	$247,225	$1,513,075

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 8, 2011

(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2011

(dollars in thousands)

	Year Ended December 31,		December 8 through December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$265,623	$41,247	$714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(53,332)	(9,023)	(367)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(50,343)	—	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	44,454	—	—
Earnings from consumer loan equity method investees	(82,856)	—	—
Distributions of earnings from consumer loan equity method investees	82,856	—	—
Change in fair value of investments in derivative assets	(1,820)	—	—
Accretion of discount and other amortization	(13,908)	(5,339)	—
(Gain) / loss on settlement of investments (net)	(52,657)	—	—
Other-than-temporary impairment (“OTTI”)	4,993	—	—
Valuation allowance on loans	461	—	—
Non-cash directors’ compensation	78	—	—
Changes in:
Restricted cash	(2,790)	—	—
Other assets	(8,274)	(84)	—
Due to affiliates	14,033	4,978	158
Accrued expenses and other liabilities	6,360	(352)	755
Reduction of liability deemed as capital contribution by Newcastle	11,515	—	—
Other operating cash flows:
Cash proceeds from investments, in excess of interest income	41,435	43,113	138
Net cash proceeds deemed as capital distributions to Newcastle	(52,888)	(74,540)	(1,398)

Net cash provided by operating activities	152,940	—	—

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(63,434)	—	—
Acquisition of investments in excess mortgage servicing rights, equity method investees	(233,764)	—	—
Purchase of servicer advance investments	(670,820)	—	—
Purchase of Agency ARM RMBS	(605,114)	—	—
Purchase of Non-Agency RMBS	(407,689)	—	—
Purchase of derivative assets	(70,227)	—	—
Return of investments in excess mortgage servicing rights	24,735	—	—
Return of investments in excess mortgage servicing rights, equity method investees	4,018	—	—
Principal repayments from servicer advance investments	103,394	—	—
Principal repayments from Agency ARM RMBS	302,920	—	—
Principal repayments from Non-Agency RMBS	66,495	—	—
Proceeds from sale of Non-Agency RMBS	521,865	—	—
Principal repayments from residential mortgage loans	3,809	—	—
Return of investments in consumer loan equity method investees	30,359	—	—

Net cash used in investing activities	(993,453)	—	—

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 8, 2011

(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

	Year Ended December 31,		December 8 through December 31,
	2013	2012	2011
Cash Flows From Financing Activities
Repayments of repurchase agreements	(2,271,765)	—	—
Margin deposits under repurchase agreements	(61,152)	—	—
Repayments of notes payable	(59,149)	—	—
Payment of deferred financing fees	(5,541)	—	—
Common stock dividends paid	(62,020)	—	—
Borrowings under repurchase agreements	2,634,990	—	—
Return of margin deposits under repurchase agreements	21,020	—	—
Borrowings under notes payable	423,515	—	—
Capital contributions	245,058	—	—
Noncontrolling interest in equity of consolidated subsidiaries, contributions	247,551	—	—

Net cash provided by financing activities	1,112,507	—	—

Net Increase in Cash and Cash Equivalents	271,994	—	—

Cash and Cash Equivalents, Beginning of Period	—	—	—

Cash and Cash Equivalents, End of Period	$271,994	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$10,212	$649	$—

Cash paid during the period for income tax expense	$—	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities Prior to Date of Cash Contribution by Newcastle
Cash proceeds from investments, in excess of interest income	$41,435	$43,113	$138
Acquisition of real estate securities	242,750	121,262	—
Acquisition of investments in excess mortgage servicing rights	—	221,832	40,492
Deposit paid on investment in excess mortgage servicing rights	—	25,200	—
Return of deposit paid on investment in excess mortgage servicing rights	—	25,200	—
Purchase price payable on investments in excess mortgage servicing rights	—	59	3,250
Acquisition of investments in excess mortgage servicing rights, equity method investees at fair value	125,099	—	—
Acquisition of investments in consumer loan equity method investees	245,121	—	—
Acquisition of residential mortgage loans, held-for-investment	35,138	—	—
Borrowings under repurchase agreements	1,179,068	153,510	—
Repayments of repurchase agreements	3,902	2,588	—
Capital contributions by Newcastle	648,408	368,294	40,492
Contributions in-kind by Newcastle	1,093,684	164,142	—
Capital distributions to Newcastle	1,228,054	250,661	1,398

Supplemental Schedule of Non-Cash Investing and Financing Activities Subsequent to Date of Cash Contribution by Newcastle

Acquisition of restricted cash	$30,548	$—	$—
Acquisition of servicer advance investments	2,093,704	—	—
Borrowings under notes payable — servicer advance investments	2,124,252	—	—
Dividends declared but not paid	63,297	—	—

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

1. ORGANIZATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential”) is a Delaware corporation that was formed as a limited liability company in September 2011 for the purpose of making real estate related investments and commenced operations on December 8, 2011. On December 20, 2012, New Residential was converted to a corporation. Newcastle Investment Corp. (“Newcastle”) was the sole stockholder of New Residential until the spin-off (Note 13), which was completed on May 15, 2013. Newcastle is listed on the New York Stock Exchange (“NYSE”) under the symbol “NCT.”

Following the spin-off, New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the NYSE under the symbol “NRZ.”

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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), under which the Manager advises New Residential on various aspects of its business and manages its day-to-day operations, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. For a further discussion of the Management Agreement, see Note 15. The Manager also manages Newcastle and investment funds that own a majority of Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer, and Springleaf Holdings, Inc. (“Springleaf”), managing member of the Consumer Loan Companies (Note 9).

As of December 31, 2013, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 5.3 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2013. In addition, Fortress, through its affiliates, held options to purchase approximately 17.7 million shares of New Residential’s common stock as of December 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’). The consolidated financial statements include the accounts of New Residential and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Residential consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which New Residential is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. For entities over which New Residential exercises significant influence, but which do not meet the requirements for consolidation, New Residential uses the equity method of accounting whereby it records its share of the underlying income of such entities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

New Residential’s investments in Non-Agency RMBS are variable interests. New Residential monitors these investments and analyzes the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. New Residential has not consolidated the securitization entities that issued its Non-Agency RMBS. This determination is based, in part, on New Residential’s assessment that it does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as through ownership of a majority of the currently controlling class. In addition, New Residential is not obligated to provide, and has not provided, any financial support to these entities.

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s investment in servicer advances (Note 6).

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

Risks and Uncertainties — In the normal course of business, New Residential encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment speeds, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying New Residential’s investments. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information. Furthermore, for each of the periods presented, a significant portion of New Residential’s assets are dependent on Nationstar’s ability to perform its obligations as the servicer of residential mortgage loans underlying New Residential’s investments in Excess MSRs, servicer advances, Non-Agency RMBS and residential mortgage loans. If Nationstar is terminated as the servicer, New Residential’s right to receive its portion of the cash flows related to interests in MSRs is also terminated. New Residential is similarly dependent on Springleaf as the servicer of the loans underlying its investment in the Consumer Loan Companies (Note 9).

Additionally, New Residential is subject to significant tax risks. If New Residential were to fail to qualify as a REIT in any taxable year, New Residential would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, New Residential would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For New Residential’s purposes, comprehensive income represents net income, as presented in the Consolidated Statements of Income, adjusted for unrealized gains or losses on securities available for sale.

INCOME RECOGNITION

Investments in Excess Mortgage Servicing Rights (“Excess MSRs”) — Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, New Residential’s policy is to recognize interest income only on its Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as “Change in fair value of investments in excess mortgage servicing rights.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

Investments in Servicer Advances (“Servicer Advances”) — New Residential accounts for its investments in Servicer Advances similarly to its investments in Excess MSRs. Interest income for Servicer Advances is accreted into interest income on an effective yield or “interest” method, based upon the expected aggregate cash flows of the servicer advances, including the basic fee component of the related MSR (but excluding any Excess MSR component) through the expected life of the underlying mortgages, net of a portion of the basic fee component of the MSR that New Residential remits to Nationstar as compensation for Nationstar’s servicing activities. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Refer to “—Investments in Excess Mortgage Servicing Rights” for a description of the retrospective method. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Servicer Advances, and therefore may differ from their effective yields.

Interest income recognized by New Residential related to its investment in Servicer Advances for the year ended December 31, 2013 was comprised of the following:

Interest income, gross of amounts attributable to servicer compensation	$6,708
Amounts attributable to servicer compensation	(2,287)

Interest income	$4,421

Investments in Real Estate Securities — Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security. For securities acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities using the interest method. Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security is recognized as a gain (or loss) in the period of settlement.

Investments in Residential Mortgage Loans — Income on these loans is recognized similarly to that on securities using a level yield methodology. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference).

Impairment of Securities and Loans — New Residential continually evaluates securities and loans for impairment. Securities and loans are considered to be other-than-temporarily impaired (“OTTI”), for financial reporting purposes, generally when it is probable that New Residential will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or for securities or loans purchased at a discount for credit quality or that represent retained beneficial interests in securitizations when New Residential determines that it is probable that it will be unable to collect as anticipated. The evaluation of a security’s or loan’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults, loss severities and prepayments for similar securities or loans. Furthermore, New Residential must record a write down if it has the intent to sell a given security in an unrealized loss position, or if it is more likely than not that it will be required to sell such a security. Upon determination of impairment, New Residential establishes specific valuation allowances for loans or records a direct write down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. New Residential also establishes allowances for estimated unidentified incurred losses on pools of loans. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is New Residential’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those securities or loans are deemed to be non-performing and put on nonaccrual status. Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses may differ from New Residential’s estimates. New Residential may resume accrual of income on a loan or security if, in management’s opinion, full collection is probable. Subsequent to a determination of impairment, and a related write down, income is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis.

Accretion of Discount and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2013	2012
Accretion of net discount on securities and loans	$14,676	$5,339
Amortization of deferred financing costs	(768)	—

	$13,908	$5,339

Other Income — This item is comprised of the following:

	Year Ended December 31,
	2013	2012
Other income
Gain (loss) on non-hedge derivative instruments	$1,820	$—
Other income (loss)	—	8,400

	$1,820	$8,400

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

On May 14, 2012, New Residential entered into definitive agreements to co-invest in Excess MSRs related to mortgage servicing rights that Nationstar proposed to acquire from Residential Capital, LLC and related entities (“ResCap”) in an auction conducted as part of ResCap’s bankruptcy proceedings. The auction commenced on October 23, 2012, and Nationstar did not submit the highest bid on October 24, 2012. Therefore, New Residential did not complete this co-investment and was entitled to its portion of the breakup fee of approximately $8.4 million, which was recorded as other income for the year ended December 31, 2012.

EXPENSE RECOGNITION

Interest Expense — New Residential finances certain investments using floating rate repurchase agreements and loans. Interest is expensed as incurred.

General and Administrative Expenses — General and administrative expenses, including legal fees, audit fees, insurance premiums, and other costs and are expensed as incurred.

Management Fee and Incentive Compensation to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 15.

BALANCE SHEET MEASUREMENT

Investments in Servicing Related Assets — Servicing Related Assets consist of New Residential’s investments in Excess MSRs and Servicer Advances. Upon acquisition, New Residential has elected to record each of such investments at fair value. New Residential elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on Servicing Related Assets. Under this election, New Residential records a valuation adjustment on its investments in Servicing Related Assets on a quarterly basis to recognize the changes in fair value in net income as described in “Income Recognition — Investments in Excess Mortgage Servicing Rights” and “Income Recognition — Investments in Servicer Advances.”

Investments in Real Estate Securities — New Residential has classified its investments in securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses are considered temporary. At disposition, the net realized gain or loss is determined on the basis of the amortized cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary.

Investments in Residential Mortgage Loans — Residential mortgage loans are presented at cost net of any unamortized discount (or gross of any unamortized premium), including any fees received, and an allowance for loan losses. New Residential determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans which New Residential does not have the intent or the ability to hold into the foreseeable future are considered held-for-sale and are carried at the lower of average amortized cost or market value. Loans for which New Residential has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Other loans are classified as held-for-sale and recorded at the lower of their amortized cost basis or fair value. New Residential discontinues the accretion of discounts on loans if they are reclassified from held-for-investment to held-for-sale. To the extent that the loans are classified as held-for-investment, New Residential periodically evaluates such loans for possible impairment as described in “—Impairment of Securities and Loans.”

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Cash and Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. New Residential held $33.3 million of restricted cash related to the financing of the servicer advances (Note 6) that has been pledged to the note holders for interest and fees payable.

Derivatives — New Residential financed certain investments with the same counterparty from which it purchased those investments, and accounts for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, New Residential records a non-hedge derivative instrument on a net basis, with changes in market value recorded as “Other Income” in the Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, New Residential presents the linked transactions on a gross basis with the related asset purchased reflected as an investment activity and the related financing as a financing activity.

Income Taxes — New Residential operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of New Residential’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of New Residential’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain activities of New Residential are conducted through taxable REIT subsidiaries (“TRSs”) and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Residential recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Other Liabilities
	December 31,			December 31,
	2013	2012		2013	2012
Margin receivable (A)	$40,132	$—	Interest payable	$4,010	$55
Interest and other receivables	7,548	84	Accounts payable	2,829	348
Deferred financing costs (B)	5,541	—	Other	18	59

Accumulated amortization	(768)	—		$6,857	$462

Other	689	—

	$53,142	$84

(A)

Margin receivable represents amounts due to New Residential from counterparties resulting from changes in the counterparties’ estimated value of the underlying collateral of New Residential’s financed investments resulting from market fluctuations and principal paydowns. Brief periods of time may lapse between the time New Residential pays, or receives, margin from one counterparty relative to other counterparties.

(B)

Deferred financing costs consist primarily of costs incurred in obtaining financing, which are amortized into interest expense over the term of the financing generally using the effective interest method.

Repurchase Agreements and Notes Payable — New Residential’s repurchase agreements and notes payable are generally short-term debt that expire within one year. Such agreements and notes payable are carried at their contractual amounts, as specified by each repurchase or financing agreement, and generally treated as collateralized financing transactions.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented, or in the notes to the financial statements. New Residential has adopted this accounting standard. Refer to Note 16 for this presentation.

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

3. SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the allocation of management fees by Newcastle until the spin-off on May 15, 2013, (iii) the management fees and incentive compensation owed to the Manager by New Residential following the spin-off, (iv) corporate cash and related interest income and (v) the secured corporate loan and related interest expense.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

In the fourth quarter of 2013, New Residential determined that its investments in real estate loans represented a separate reportable segment due to New Residential’s increased focus on this previously immaterial business line. As a result, the real estate loans segment was disaggregated from the real estate securities segment for all periods presented.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2013
Interest income	$40,921	$4,421	$39,533	$2,650	$—	$42	$87,567
Interest expense	—	3,901	10,876	—	—	247	15,024

Net interest income	40,921	520	28,657	2,650	—	(205)	72,543
Impairment	—	—	4,993	461	—	—	5,454
Other income	103,675	—	52,645	1,832	82,856	—	241,008
Operating expenses	215	2,077	312	357	2,076	37,437	42,474

Income (Loss) Before Income Taxes	144,381	(1,557)	75,997	3,664	80,780	(37,642)	265,623

Income tax expense	—	—	—	—	—	—	—

Net Income (Loss)	$144,381	$(1,557)	$75,997	$3,664	$80,780	$(37,642)	$265,623

Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$(326)	$—	$—	$—	$—	$(326)

Net income attributable to common shareholders	$144,381	$(1,231)	$75,997	$3,664	$80,780	$(37,642)	$265,949

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
December 31, 2013
Investments	$676,917	$2,665,551	$1,973,189	$33,539	$215,062	$—	$5,564,258
Cash and restricted cash	—	85,243	51,627	22,840	—	145,622	305,332
Derivative assets	—	—	1,452	34,474	—	—	35,926
Other assets	2	7,062	44,848	—	—	1,230	53,142

Total assets	$676,919	$2,757,856	$2,071,116	$90,853	$215,062	$146,852	$5,958,658

Debt	$—	$2,390,778	$1,620,711	$22,840	$—	$75,000	$4,109,329
Other liabilities	80	4,271	215,159	32,553	33	84,158	336,254

Total liabilities	80	2,395,049	1,835,870	55,393	33	159,158	4,445,583

Total equity	676,839	362,807	235,246	35,460	215,029	(12,306)	1,513,075
Noncontrolling interests in equity of consolidated subsidiaries	—	247,225	—	—	—	—	247,225

Total New Residential stockholders’ equity	$676,839	$115,582	$235,246	$35,460	$215,029	$(12,306)	$1,265,850

Investments in equity method investees	$352,766	$—	$—	$—	$215,062	$—	$567,828

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2012
Interest income	$27,496	$—	$6,263	$—	$—	$—	$33,759
Interest expense	—	—	704	—	—	—	704

Net interest income	27,496	—	5,559	—	—	—	33,055
Impairment	—	—	—	—	—	—	—
Other income	17,423	—	—	—	—	—	17,423
Operating expenses	5,449	—	—	—	—	3,782	9,231

Income (Loss) Before Income Taxes	39,470	—	5,559	—	—	(3,782)	41,247
Income tax expense	—	—	—	—	—	—	—

Net Income (Loss)	$39,470	$—	$5,559	$—	$—	$(3,782)	$41,247

Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$—	$—	$—	$—	$—

Net income attributable to common shareholders	$39,470	$—	$5,559	$—	$—	$(3,782)	$41,247

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
December 31, 2012

Investments	$245,036	$—	$289,756	$—	$—	$—	$534,792
Cash and restricted cash	—	—	—	—	—	—	—
Derivative assets	—	—	—	—	—	—	—
Other assets	32	—	52	—	—	—	84

Total assets	$245,068	$—	$289,808	$—	$—	$—	$534,876

Debt	$—	$—	$150,922	$—	$—	$—	$150,922
Other liabilities	174	—	56	—	—	5,368	5,598

Total liabilities	174	—	150,978	—	—	5,368	156,520

Total equity	244,894	—	138,830	—	—	(5,368)	378,356
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	—	—	—	—

Total New Residential stockholders’ equity	$244,894	$—	$138,830	$—	$—	$(5,368)	$378,356

Investments in equity method investees	$—	$—	$—	$—	$—	$—	$—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Period from December 8, 2011 (Commencement of Operations) through December 31, 2011
Interest income	$1,260	$—	$—	$—	$—	$—	$1,260
Interest expense	—	—	—	—	—	—	—

Net interest income	1,260	—	—	—	—	—	1,260
Impairment	—	—	—	—	—	—	—
Other income	367	—	—	—	—	—	367
Operating expenses	809	—	—	—	—	104	913

Income (Loss) Before Income Taxes	818	—	—	—	—	(104)	714
Income tax expenses	—	—	—	—	—	—	—

Net Income (Loss)	$818	$—	$—	$—	$—	$(104)	$714

Noncontrolling interests in income of consolidated subsidiaries	$—	$—	$—	$—	$—	$—	$—

Net income attributable to shareholders	$818	$—	$—	$—	$—	$(104)	$714

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS AT FAIR VALUE

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

Pools 3, 4 and 5. On June 29, 2012, Newcastle announced the completion of a co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights Nationstar acquired from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. New Residential invested approximately $176.5 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans, comprised of approximately 25% conforming loans in Fannie Mae (“Pool 3”) and Freddie Mac (“Pool 4”) GSE pools as well as approximately 75% non-conforming loans in private label securitizations (“Pool 5”). Nationstar had co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. In September 2013, New Residential invested an additional $26.6 million to acquire an additional 15% interest in the Excess MSRs related to Pool 5 from Nationstar. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations. In December 2013, New Residential entered into a corporate loan secured by the Excess MSRs related to Pool 5 (Note 11).

Pool 11. On May 20, 2013, New Residential entered into an excess spread agreement with Nationstar to purchase a two-thirds interest in the Excess MSRs on a portion of the loans in the pool which are eligible to be refinanced by a specific third party for a period of time for $2.4 million, with Nationstar retaining the remaining one-third interest in the Excess MSRs and all servicing rights. After this period expired, Nationstar acquired the ability to refinance all of the loans in the pool. See Note 5 for information on New Residential’s other agreements with Nationstar with respect to Excess MSRs on Pool 11.

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

Pool 18. In the fourth quarter of 2013, New Residential invested approximately $17.0 million to acquire a 40% interest in the Excess MSRs on a portfolio of residential mortgage loans (“Pool 18”) comprised of loans in private label securitizations. Fortress-managed funds also acquired a 40% interest in the Excess MSRs and the remaining 20% interest in the Excess MSR is owned by Nationstar.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Nationstar performs all servicing and advancing functions and it retains the ancillary income, servicing obligations and liabilities associated with the portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations. New Residential, through co-investments made by its subsidiaries, has separately agreed to purchase the servicer advances and the right to certain other cash flows associated with this portfolio. See Note 6 for information on New Residential’s investment in servicer advances with respect to Pool 18.

As described above, New Residential has entered into a “Recapture Agreement” in each of the Excess MSR investments to date, including those Excess MSR investments made through investments in joint ventures (Note 5). Under the Recapture Agreements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. These Recapture Agreements do not apply to New Residential’s investments in servicer advances (Note 6).

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

The following is a summary of New Residential’s direct investments in Excess MSRs:

	December 31, 2013						Year Ended December 31, 2013
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Interest in Excess MSR	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)	Changes in Fair Value Recorded in Other Income (D)
MSR Pool 1	$6,873,942	65.0%	$26,279	$36,235	12.5%	5.2	$4,219
MSR Pool 1 - Recapture Agreement	—	65.0%	1,109	6,820	12.5%	11.9	5,205
MSR Pool 2	7,924,920	65.0%	30,217	35,234	12.5%	5.5	3,971
MSR Pool 2 - Recapture Agreement	—	65.0%	1,252	6,587	12.5%	12.5	5,154
MSR Pool 3	7,822,453	65.0%	24,636	32,899	12.5%	5.1	5,408
MSR Pool 3 - Recapture Agreement	—	65.0%	2,733	6,642	12.5%	12.1	3,985
MSR Pool 4	5,076,470	65.0%	9,876	13,823	12.5%	4.9	2,929
MSR Pool 4 - Recapture Agreement	—	65.0%	2,300	4,105	12.5%	12.0	1,819
MSR Pool 5 (E)	36,907,851	80.0%	117,544	140,634	12.5%	5.4	21,113
MSR Pool 5 - Recapture Agreement	—	80.0%	9,229	5,609	12.5%	13.4	221
MSR Pool 11	436,241	66.7%	2,091	2,080	12.5%	6.5	(11)
MSR Pool 11 - Recapture Agreement	—	66.7%	254	235	12.5%	14.3	(19)
MSR Pool 12 (E)	5,152,877	40.0%	16,233	16,294	16.4%	4.5	60
MSR Pool 12 - Recapture Agreement	—	40.0%	474	240	16.4%	13.2	(233)
MSR Pool 18(F)	8,758,860	40.0%	16,075	16,079	15.3%	4.6	3
MSR Pool 18 Recapture Agreement	—	40.0%	1,127	635	15.3%	12.3	(492)

	$78,953,614		$261,429	$324,151	12.9%	5.8	$53,332

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

	December 31, 2012						Year Ended December 31, 2012
	UPB	Interest in Excess MSR	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)	Changes in Fair Value Recorded in Other Income (D)
MSR Pool 1	$8,403,211	65.0%	$30,237	$35,974	18.0%	4.8	$5,569
MSR Pool 1 - Recapture Agreement	—	65.0%	4,430	4,936	18.0%	10.8	307
MSR Pool 2	9,397,120	65.0%	32,890	33,935	17.3%	5.0	1,045
MSR Pool 2 - Recapture Agreement	—	65.0%	5,206	5,387	17.3%	11.8	181
MSR Pool 3	9,069,726	65.0%	27,618	30,474	17.6%	4.7	2,856
MSR Pool 3 - Recapture Agreement	—	65.0%	5,036	4,960	17.6%	11.3	(76)
MSR Pool 4	5,788,133	65.0%	11,130	12,149	17.9%	4.6	1,019
MSR Pool 4 - Recapture Agreement	—	65.0%	2,902	2,887	17.9%	11.1	(15)
MSR Pool 5 (E)	43,902,561	65.0%	107,704	109,682	17.5%	4.8	1,978
MSR Pool 5 - Recapture Agreement	—	65.0%	8,493	4,652	17.5%	11.7	(3,841)

	$76,560,751		$235,646	$245,036	17.6%	5.4	$9,023

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.
(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(D)

The portion of the change in fair value of the Recapture Agreements relating to loans recaptured to date is reflected in the respective pool. For the year ended December 31, 2011 the change in fair value recorded in other income related to Pool 1 was $0.4 million.

(E)	Pool in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR subsequent to December 31, 2013 (Note 18).
(F)	Pool in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2013 (Note 6).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs as of December 31, 2013:

Percentage of Total Outstanding Unpaid Principal Amount as of December 31,
2013		2012
State Concentration	Percentage of UPB	State Concentration	Percentage of UPB
California	31.5%	California	32.0%
Florida	9.8%	Florida	10.1%
New York	4.9%	New York	4.3%
Texas	4.0%	Washington	4.3%
Washington	3.9%	Arizona	3.9%
Arizona	3.5%	Texas	3.6%
Maryland	3.5%	Colorado	3.5%
New Jersey	3.3%	Maryland	3.4%
Colorado	3.2%	New Jersey	3.1%
Virginia	3.1%	Virginia	3.0%
Other U.S.	29.3%	Other U.S.	28.8%

	100.0%		100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Refer to Notes 6, 14 and 18, for discussion of investments in servicer advances, capital commitments, and the recent activities related to New Residential’s investments in Excess MSRs, respectively.

5. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS EQUITY METHOD INVESTEES

During the year ended December 31, 2013, New Residential entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs. New Residential elected to record these investments at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors.

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

Pools 7, 8, 9, 10. On January 6, 2013, New Residential, through joint ventures, agreed to co-invest in Excess MSRs on a portfolio of four pools of residential mortgage loans Nationstar acquired from Bank of America. At the time of acquisition, approximately 53% of the loans in this portfolio were in private label securitizations (“Pool 10”) and the remainder were owned, insured or guaranteed by Fannie Mae (“Pool 7”), Freddie Mac (“Pool 8”) or Ginnie Mae (“Pool 9”). New Residential committed to invest approximately $340 million for a 50% interest in joint ventures which were expected to acquire an approximately 67% interest in the Excess MSRs on these portfolios. The remaining interests in the joint ventures are owned by Fortress-managed funds and the remaining interest of approximately 33% in the Excess MSRs is owned by Nationstar. In September 2013, New Residential and a Fortress-managed fund each invested an additional $13.9 million into the joint venture invested in Pool 10 to acquire an additional 10% in the Excess MSRs held by the joint venture. Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. New Residential, through co-investments made by its subsidiaries, have separately agreed to purchase the servicer advances and the right to certain other cash flows associated with Pool 10. See Note 6 for information on New Residential’s investment in servicer advances. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by the joint ventures and Nationstar, subject to certain limitations.

Pool 11. On May 20, 2013, New Residential acquired, through a joint venture, an interest in Excess MSRs from Nationstar on a portfolio of Freddie Mac residential mortgage loans (“Pool 11”). New Residential has invested approximately $37.8 million for a 50% interest in a joint venture which acquired an approximately 67% interest in the Excess MSRs on this portfolio. The remaining interests in the joint venture are owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSR is owned by Nationstar. Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are included in the portfolio, subject to certain limitations. See Note 4 for information on New Residential’s other agreements with respect to Pool 11.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

The following tables summarize the investments in Excess MSR joint ventures, accounted for as equity method investees held by New Residential:

December 31, 2013
Excess MSR assets	$703,681
Other assets	5,534
Debt	—
Other liabilities	(3,683)

Equity	$705,532

New Residential’s investment	$352,766

New Residential’s ownership	50.0%

Year Ended December 31, 2013
Interest income	$50,306
Other income	53,964
Expenses	(3,585)

Net income	$100,685

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	December 31, 2013
	Unpaid Principal Balance	Investee Interest in Excess MSR	New Residential Interest in Investees	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)
MSR Pool 6	$10,152,488	66.7%	50.0%	$38,488	$47,144	12.5%	5.0
MSR Pool 6 - Recapture Agreement	—	66.7%	50.0%	7,666	9,969	12.5%	11.9
MSR Pool 7	31,518,733	66.7%	50.0%	99,743	102,947	12.5%	5.1
MSR Pool 7 - Recapture Agreement	—	66.7%	50.0%	16,706	26,388	12.5%	12.3
MSR Pool 8	14,040,636	66.7%	50.0%	55,905	54,759	12.5%	5.1
MSR Pool 8 - Recapture Agreement	—	66.7%	50.0%	7,542	14,713	12.5%	11.9
MSR Pool 9	30,814,192	66.7%	50.0%	103,713	127,646	12.5%	4.8
MSR Pool 9 - Recapture Agreement	—	66.7%	50.0%	33,905	34,154	12.5%	11.9
MSR Pool 10 (D)	68,890,509	66.7-77.0%	50.0%	205,975	208,055	12.5%	5.4
MSR Pool 10 - Recapture Agreement	—	66.7-77.0%	50.0%	13,739	7,165	12.5%	13.4
MSR Pool 11	18,202,920	66.7%	50.0%	43,157	51,687	12.5%	5.5
MSR Pool 11 - Recapture Agreement	—	66.7%	50.0%	23,178	19,054	12.5%	11.1

	$173,619,478			$649,717	$703,681	12.5%	6.3

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

(C)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	Pool in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2013 (Note 6).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees as of December 31, 2013:

State Concentration	Percentage of UPB
California	23.5%
Florida	9.2%
New York	5.3%
Texas	4.9%
Georgia	4.0%
New Jersey	3.7%
Illinois	3.5%
Virginia	3.1%
Maryland	3.1%
Washington	2.8%
Other U.S.	36.9%

100.0%

Refer to Notes 6 and 14 for discussion of investments in servicer advances and capital commitments, respectively, related to New Residential’s investments in Excess MSRs made through equity method investees.

6. INVESTMENTS IN SERVICER ADVANCES

On December 17, 2013, New Residential and third-party co-investors, through a joint venture entity (the “Buyer”) consolidated by New Residential, agreed to purchase $3.2 billion of outstanding servicer advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSR (Pools 10, 17 and 18) (Notes 4 and 5), including the basic fee component of the related MSRs. As of December 31, 2013, New Residential and third-party co-investors had settled $2.7 billion of servicer advances, financed with $2.4 billion of notes payable (Note 11). A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer that holds its investments in servicer advances and owned an approximately 32% interest in the Buyer as of December 31, 2013. Noncontrolling third-party investors owning the remaining interest in the Buyer have aggregate capital commitments to the Buyer of $247.6 million, which were fully funded as of December 31, 2013. As of December 31, 2013, New Residential had capital commitments to the Buyer of $172.4 million, of which it had funded $115.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes distributions to the co-investors, including New Residential. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer that holds it investments in servicer advances.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to these pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar is approximately 8.6% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential elected to record its investments in servicer advances, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by the Buyer, which New Residential consolidates:

	December 31, 2013				Year Ended December 31, 2013
	Amortized Cost Basis	Carrying Value (A)	Weighted Average Yield	Weighted Average Life (Years) (B)	Change in Fair Value Recorded in Other Income

Servicer advances	$2,665,551	$2,665,551	4.4%	2.7	$—

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.
(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the servicer advances, and related financing, of the Buyer, which New Residential consolidates as of December 31, 2013:

	UPB of Underlying Residential Mortgage Loans				Loan-to-Value		Cost of Funds (B)
		Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net (A)	Gross	Net
Servicer advances (C)	$43,444,216	$2,661,130	6.1%	$2,390,778	89.8%	88.6%	4.0%	2.3%

(A)	Ratio of face amount of borrowings to value of servicer advance collateral, net of an interest reserve maintained by the Buyer.
(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)	The following types of advances comprise the investment in servicer advances:

December 31, 2013
Principal and interest advances	$1,516,715
Escrow advances (taxes and insurance advances)	934,525
Foreclosure advances	209,890

Total	$2,661,130

Refer to Notes 11 and 18 for discussions of the financing associated with, and recent activities related to, investments in servicer advances, respectively.

7. INVESTMENTS IN REAL ESTATE SECURITIES

During 2013, New Residential acquired $1.3 billion face amount of Non-Agency RMBS for approximately $835.6 million and $608.9 million face amount of Agency ARM RMBS for approximately $645.5 million. In addition, Newcastle contributed $1.0 billion face amount of Agency ARM RMBS to New Residential during 2013, prior to the spin-off (Note 13). New Residential sold $729.7 million face amount of Non-Agency RMBS for approximately $521.9 million and recorded a gain of $52.7 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

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

The following is a summary of New Residential’s real estate securities as of December 31, 2013 and 2012, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
December 31, 2013
Agency ARM RMBS (E)(F)	$1,314,130	$1,403,215	$3,434	$(3,885)	$1,402,764	114	AAA	3.18%	1.33%	4.1	N/A
Non-Agency RMBS	872,866	566,760	7,618	(3,953)	570,425	100	CCC-	0.94%	4.68%	8.0	7.4%

Total/Weighted Average (G)	$2,186,996	$1,969,975	$11,052	$(7,838)	$1,973,189	214	BBB+	2.28%	2.66%	5.7

December 31, 2012
Non-Agency RMBS	$433,510	$274,230	$15,856	$(330)	$289,756	29	CC	0.63%	6.55%	6.8	10.0%

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.
(B)

Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of two non-agency bonds with a face amount of $6.3 million for which New Residential was unable to obtain rating information. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency ARM RMBS. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.
(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to New Residential’s investments.
(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(F)	Amortized cost basis and carrying value include principal receivable of $10.6 million.
(G)	The total outstanding face amount was $6.6 million for fixed rate securities and $2.2 billion for floating rate securities.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the year ended December 31, 2013, New Residential recorded OTTI of $5.0 million, of which $3.8 million was recorded with respect to real estate securities included in the spin-off on May 15, 2013. Based on Newcastle management’s analysis of these securities, Newcastle determined it did not have the intent to hold the securities past May 15, 2013. New Residential has also recorded OTTI of $1.0 million with respect to real estate securities sold in January 2014 that were in an unrealized loss position as of December 31, 2013 since New Residential determined that it did not have the intent to hold the securities, as well as $0.3 million with respect to expected credit loss related to real estate securities in an unrealized loss position as of December 31, 2013, based on management’s analysis of expected cash flows of these securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s securities in an unrealized loss position as of December 31, 2013.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other- Than- Temporary Impairment (A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating (B)	Coupon	Yield	Life (Years)

Less than Twelve Months	$878,993	$827,517	$(1,470)	$826,047	$(7,542)	$818,505	78	A-	2.54%	2.07%	5.5

Twelve or More Months	48,078	51,930	(601)	51,329	(296)	51,033	7	AAA	3.36%	1.28%	3.3

Total/Weighted Average	$927,071	$879,447	$(2,071)	$877,376	$(7,838)	$869,538	85	A-	2.58%	2.03%	5.4

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of December 31, 2013.
(B)	The rating of securities in an unrealized loss position for less than twelve months excludes the rating of one bond for which New Residential was unable to obtain rating information.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2013
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit (A)	Non-Credit (B)
Securities New Residential intends to sell (C)	$164,666	$164,666	$(988)	$—
Securities New Residential is more likely than not to be required to sell (D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	288,306	290,487	(2,071)	(2,181)
Non-credit impaired securities	581,232	586,889	—	(5,657)

Total debt securities in an unrealized loss position	$1,034,204	$1,042,042	$(3,059)	$(7,838)

(A)

This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, New Residential’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(B)	This amount represents unrealized losses on securities that are due to non-credit factors and recorded through other comprehensive income.
(C)

Securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of December 31, 2013.

(D)

New Residential may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, New Residential must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

	2013	2012

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$—	$—

Additions for credit losses on securities for which an OTTI was not previously recognized	4,993	—

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	(2,878)	—

Reduction for securities sold during the period	(44)	—

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$2,071	$—

The securities are encumbered by certain repurchase agreements, as described in Note 11, as of December 31, 2013.

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS as of December 31, 2013:

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$317,111	36.3%
Southeastern U.S.	198,298	22.7%
Northeastern U.S.	164,481	18.9%
Midwestern U.S.	98,682	11.3%
Southwestern U.S.	51,425	5.9%
Other (A)	42,869	4.9%

	$872,866	100.0%

(A)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For those securities acquired during the year ended December 31, 2013, the face amount was $1.1 billion, the total expected cash flows were $0.9 billion and the fair value was $0.7 billion on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities as of December 31, 2013 and December 31, 2012, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Outstanding Face Amount	Carrying Value
December 31, 2013	$729,895	$483,680
December 31, 2012	$342,013	$212,129

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2013	2012
Beginning Balance	$90,077	$—
Additions	155,854	80,636
Accretion	(19,939)	(3,195)
Reclassifications from non-accretable difference	40,785	12,636
Disposals	(123,710)	—

Ending Balance	$143,067	$90,077

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

On February 27, 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans with a UPB of approximately $83.1 million as of December 31, 2012. New Residential had invested approximately $35.1 million to acquire a 70% interest in the residential mortgage loans. Nationstar co-invested pari passu with New Residential in 30% of the mortgage loans and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer.

The following is a summary of residential mortgage loans as of December 31, 2013, all of which are classified as held for investment:

	December 31, 2013
Loan Type	Outstanding Face Amount (A)	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon (B)	Weighted Average Life (Years) (C)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (A)(D)
Residential Mortgage Loans Held-for-Investment (E)	$57,552	$33,539	328	10.3%	5.1%	3.7	22.0%	$48,696

(A)

Represents a 70% interest New Residential holds in the reverse mortgage loans, which had an aggregate United States federal income tax basis of $33.9 million. The average loan balance outstanding based on total UPB is $0.2 million.

(B)	Represents the stated interest rate on the loans. Accrued interest on reverse mortgage loans is generally added to the principal balance and paid when the loan is resolved.
(C)	The weighted average life is based on the expected timing of the receipt of cash flows.
(D)

Includes loans that have either experienced (i) a termination event or (ii) an event of default, substantially all of which are more than 90 days past the time at which they were considered delinquent or real estate owned (“REO”). Collateral value underlying loans considered delinquent is generally sufficient, however $1.6 million face amount of REO loans, representing New Residential’s 70% interest therein, was on non-accrual status resulting from the uncertainty of cash collections as of December 31, 2013.

(E)	82% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

Activities related to the carrying value of residential mortgage loans are as follows:

Year Ended December 31, 2013
Balance as of December 31, 2012	$—
Purchases/additional fundings	35,138
Proceeds from repayments	(3,788)
Accretion of loan discount and other amortization	2,650
Valuation allowance	(461)

Balance as of December 31, 2013	$33,539

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Residential Mortgage Loans
Balance as of December 31, 2011	$—
Charge-offs	—
Valuation allowance on loans	—

Balance as of December 31, 2012	—
Charge-offs	—
Valuation allowance on loans	461

Balance as of December 31, 2013	$461

The average carrying amount of New Residential’s residential mortgage loans was approximately $33.8 million during the year ended December 31, 2013, on which New Residential earned approximately $2.7 million of interest income.

The table below summarizes the geographic distribution of the underlying residential mortgage loans as of December 31, 2013:

State Concentration	Percentage of Total Outstanding Unpaid Principal Amount
New York	22.0%
Florida	21.2%
Illinois	7.7%
New Jersey	6.9%
California	5.7%
Massachusetts	4.1%
Washington	3.9%
Connecticut	3.9%
Virginia	3.3%
Texas	2.8%
Other U.S.	18.5%

100.0%

On December 31, 2013, Nationstar financed the mortgage loans and related participation interests in a repurchase facility with Barclays Bank PLC, an affiliate of Barclays Capital Inc., which resulted in New Residential’s receipt of approximately $22.8 million of financing proceeds correlating to New Residential’s 70% interest in the mortgage loans. Refer to Notes 11 and 18 for discussions of the financing associated with, and the recent activities related to, residential mortgage loans.

9. INVESTMENTS IN CONSUMER LOANS EQUITY METHOD INVESTEES

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf, which is majority-owned by Fortress funds managed by the Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion of asset-backed notes for 96% of par. These notes are subordinate to the $2.2 billion of debt issued in April 2013. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio.

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

The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

December 31, 2013
Consumer Loan Assets	$2,572,577
Other Assets	192,830
Debt (A)	(2,010,433)
Other Liabilities	(32,712)

Equity	$722,262

New Residential’s investment	$215,062

New Residential’s ownership	30.0%

(A)

Represents the Class A asset-backed notes with a face amount of $1.7 billion, an interest rate of 3.75% and a maturity of April 2021 and the Class B asset-backed notes with a face amount of $0.4 billion, an interest rate of 4.0%, and a maturity of December 2024. Substantially all of the net cash flow generated by the Consumer Loan Companies is required to be used to pay down the Class A notes. When the balance of the outstanding Class A notes is reduced to 50% of the outstanding UPB of the performing consumer loans, 70% of the net cash flow generated is required to be used to pay down the Class A notes and the equity holders of the Consumer Loan Companies and holders of the Class B notes will each be entitled to receive 15% of the net cash flow of the Consumer Loan Companies on a periodic basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Year Ended December 31, 2013
Interest income	$481,056
Interest expense	(71,639)
Provision for finance receivable losses	(60,619)
Other expenses, net	(67,225)

Net income	$281,573

New Residential’s equity in net income	$82,856

New Residential’s ownership	30.0%

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	December 31, 2013
	Unpaid Principal Balance	Interest in Consumer Loan Companies	Carrying Value (A)	Weighted Average Coupon (B)	Weighted Average Asset Yield	Weighted Average Expected Life (Years) (C)
Consumer Loans	$3,298,769	30.0%	$2,572,577	18.3%	15.9%	3.2

(A)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.
(B)	Substantially all of the cash flows received on the loans is required to be used to make payments on the notes described above.
(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

New Residential’s investments in consumer loans, equity method investees changed during the year ended December 31, 2013 as follows:

Year Ended December 31, 2013
Balance as of December 31, 2012	$—
Contributions to equity method investees	245,421
Distributions of earnings from equity method investees	(82,856)
Distributions of capital from equity method investees	(30,359)
Earnings from investments in consumer loan equity method investees	82,856

Balance as of December 31, 2013	$215,062

Refer to Note 18 for discussion of the recent activities related to New Residential’s investments in consumer loans.

10. DERIVATIVES

New Residential’s derivative instruments are comprised of linked transactions that were not entered into for risk management purposes or for hedging activity. As discussed in Note 2, New Residential’s credit risk with respect to these transactions is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2013	2012
Real Estate Securities	Derivative assets	$1,452	$—
Non-Performing Loans	Derivative assets	34,474	—

		$35,926	$—

The following table summarizes gains (losses) recorded in relation to derivatives:

		Year Ended December 31,
	Income Statement Location	2013	2012
Real Estate Securities	Other Income	$(11)	$—
Non-Performing Loans	Other Income	1,831	—

		$1,820	$—

The following table presents both gross and net information about linked transactions:

	December 31,
	2013	2012
Real Estate Securities
Real estate securities, at fair value (A)	$9,952	$—
Repurchase agreements (B)	(8,500)	—

	1,452	—

Non-Performing Loans
Non-performing loans, at fair value (C)	95,014	—
Repurchase agreements (B)	(60,540)	—

	34,474	—

Net assets recognized as linked transactions	$35,926	$—

(A)	Real estate securities that had a current face amount of $10.0 million as of December 31, 2013, which represents the notional amount of the linked transaction.
(B)

Represents their face amount that approximates fair value. Amounts for repurchase agreements related to non-performing loans also includes $0.4 million of accrued interest and deferred financing costs.

(C)	Non-performing loans that had a UPB of $164.6 million as of December 31, 2013, which represents the notional amount of the linked transaction.

Refer to Notes 7 and 8 for further detail of these asset classes held by New Residential. Refer to Notes 11 and 18 for discussions of the financing associated with, and the recent activities related to, non-hedge derivative instruments, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

December 31, 2013 (A)											December 31, 2012
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Outstanding Face	Carrying Value
Repurchase Agreements (B)
Agency ARM RMBS (C)	Various	$1,332,954	$1,332,954	Mar-14	0.39%	0.3	$1,277,570	$1,353,630	$1,353,719	4.1	$—	$—
Non-Agency RMBS (D)	Various	287,757	287,757	Jan-14 to Oct-14	1.85%	0.1	576,146	388,855	392,360	8.2	150,922	150,922

Total Repurchase Agreements		1,620,711	1,620,711		0.65%	0.2	1,853,716	1,742,485	1,746,079	5.4	150,922	150,922

Notes Payable
Secured Corporate Loan (E)	Dec-13	75,000	75,000	Mar-14	4.17%	0.3	36,907,851	126,773	146,243	6.0	—	—
Servicer Advances (F)	Dec-13	2,390,778	2,390,778	Sep-14	4.04%	0.8	2,661,130	2,665,551	2,665,551	2.7	—	—
Residential Mortgage Loans (G)	Dec-13	22,840	22,840	Sep-14	3.42%	0.7	57,552	33,539	33,539	3.7	—	—

Total Notes Payable		2,488,618	2,488,618		4.04%	0.8	39,626,533	2,825,863	2,845,333	5.8	—	—

Total		$4,109,329	$4,109,329		2.70%	0.6	$41,480,249	$4,568,348	$4,591,412	5.8	$150,922	$150,922

(A)	Excludes debt related to linked transactions (Note 10).
(B)

These repurchase agreements had approximately $0.7 million of associated accrued interest payable as of December 31, 2013. All of the repurchase agreements that matured during the first quarter of 2014 were renewed or refinanced subsequent to December 31, 2013.

(C)

The counterparties of these repurchase agreements are Mizuho ($186.8 million), Barclays ($410.7 million), Royal Bank of Canada ($101.8 million), Citi ($129.3 million), Morgan Stanley ($169.7 million) and Daiwa ($334.7 million) and were subject to customary margin call provisions.

(D)

The counterparties of these repurchase agreements are Barclays ($42.3 million), Credit Suisse ($104.0 million), Royal Bank of Scotland ($26.2 million) and Royal Bank of Canada ($115.3 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates. Includes $104.0 million borrowed under a $414.2 million master repurchase agreement, which bears interest at one-month LIBOR plus 1.75%.

(E)

The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 4.0%. The outstanding face of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.

(F)	The notes bore interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0% to 2.6%.
(G)	The note is payable to Nationstar and bears interest equal to one-month LIBOR and a margin of 3.25%.

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the servicer advances, such collateral is not available to other creditors of New Residential.

Maturities

New Residential’s debt obligations as of December 31, 2013 had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse (A)	Total
2014	$2,548,387	$1,560,942	$4,109,329

(A)	Excludes recourse debt related to linked transactions (Note 10).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Covenants

New Residential was in compliance with all of its debt covenants as of December 31, 2013. The following is a summary of covenants to which New Residential is subject.

Repurchase Agreements

Agency ARM RMBS

New Residential has outstanding repurchase agreements with terms that generally conform to the terms of the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (“SIFMA”) as to repayment, margin requirements and segregation of all securities sold under any repurchase transactions. In addition, each counterparty typically requires additional terms and conditions to the standard master repurchase agreement, including changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ by counterparty and are not determined until New Residential engages in a specific repurchase transaction.

Non-Agency RMBS

On October 30, 2013, New Residential terminated an existing $342.9 million master repurchase agreement and entered into a new $414.2 million master repurchase agreement with Alpine Securitization Corp., an asset-backed commercial paper facility sponsored by Credit Suisse AG, an affiliate of Credit Suisse Securities (USA) LLC, which has a one year maturity. The new $414.2 million one year term master repurchase agreement is subject to margin call provisions as well as customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12 month period and 35% equity decline over any 3 month period and a four-to-one indebtedness to tangible net worth provision.

Notes Payable

Secured Corporate Loan

On December 13, 2013, New Residential entered into a $75.0 million secured corporate loan with Credit Suisse First Boston Mortgage LLC, an affiliate of Credit Suisse Securities (USA) LLC. The loan contains customary covenants and event of default provisions including event of default provisions triggered by a 50% equity decline as of the end of the corresponding period in the prior fiscal year, or a 35% equity decline as of the end of the quarter immediately preceding the most recently completed fiscal quarter and a four-to-one indebtedness to tangible net worth provision. Subsequent to December 31, 2013, the loan was paid down by $5.9 million, and the maturity was extended to May 31, 2014.

Servicer Advances

In December 2013, Advance Purchaser LLC funded the purchase of servicer advances, including the basic fee component of the related MSRs, with approximately $2.4 billion of variable funding notes issued by special purpose subsidiaries of Advance Purchaser LLC pursuant to a servicer advance facility with Barclays Bank PLC and a servicer advance facility with Credit Suisse AG, New York Branch, Morgan Stanley Bank, N.A. and Natixis, New York Branch, which Advance Purchaser LLC holds in wholly owned special purpose subsidiaries. Each of the wholly owned special purpose subsidiaries of Advance Purchaser LLC is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets. Creditors of the wholly owned special purpose subsidiaries of Advance Purchaser LLC have no recourse to any assets or revenues of Nationstar or Advance Purchaser LLC other than to the limited extent contemplated by the facilities (which include, without limitation, indemnities for covenant violations). New Residential’s creditors and/or creditors of Nationstar do not have recourse to any assets or revenues of the wholly owned special purpose subsidiaries of Advance Purchaser LLC.

Upon the occurrence of an early amortization event or a target amortization event, there is either an interest rate increase on the variable funding notes, a rapid amortization of the variable funding notes or an acceleration of principal repayment, or all of the foregoing. The early amortization and target amortization events under the servicer advance facilities include: (i) the occurrence of an event of default under the transaction documents, (ii) failure to satisfy an interest coverage test, (iii) the occurrence of any servicer default or termination event for pooling and servicing agreements representing 15% or more (by mortgage loan balance as of the date

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

of termination) of all the pooling and servicing agreements related to the purchased basic fee subject to certain exceptions; (iv) failure to satisfy a collateral performance test measuring the ratio of collected advance reimbursements to the balance of advances; (v) for certain variable funding notes, failure to satisfy minimum tangible net worth requirements for Nationstar and Advance Purchaser LLC; (vi) for certain variable funding notes, failure to satisfy minimum liquidity requirements for Nationstar and Advance Purchaser LLC, (vii) failure to satisfy leverage tests for Nationstar; (viii) for certain variable funding notes, a change of control of Advance Purchaser LLC; (ix) for certain variable funding notes, certain judgments against Advance Purchaser LLC or each of its wholly owned special purpose subsidiaries in excess of certain thresholds; (x) for certain variable funding notes, payment default under, or an acceleration of, other debt of Advance Purchaser LLC; (xi) failure to deliver certain reports; and (xii) material breaches of any of the transaction documents.

The definitive documents related to the variable funding notes contain customary representations and warranties, as well as affirmative and negative covenants. Affirmative covenants include, among others, reporting requirements, provision of notices of material events, maintenance of existence, maintenance of books and records, compliance with laws, compliance with covenants under the designated servicing agreements and maintaining certain servicing standards with respect to the advances and the related mortgage loans. Negative covenants include, among others, limitations on amendments to the designated servicing agreements and limitations on amendments to the procedures and methodology for repaying the advances or determining that advances have become non-recoverable. The definitive documents related to the variable funding notes also contain customary events of default, including, among others, (i) non-payment of principal, interest or other amounts when due, (ii) insolvency of Nationstar, Advance Purchaser LLC or its applicable wholly owned special purpose subsidiary; (iii) the applicable wholly owned special purpose subsidiary becoming subject to registration as an “investment company” within the meaning of the 1940 Act; (iv) Nationstar or Advance Purchaser LLC fails to comply with the deposit and remittance requirements set forth in any pooling and servicing agreement or such definitive documents; and (v) Nationstar’s failure to make an indemnity payment after giving effect to any applicable grace period. Upon the occurrence and during the continuance of an event of default under any servicer advance facility, the requisite percentage of the related noteholders may declare the variable funding notes and all other obligations of the applicable wholly owned special purpose subsidiary of Advance Purchaser LLC immediately due and payable and may terminate the commitments. A bankruptcy event of default causes such obligations automatically to become immediately due and payable and the commitments automatically to terminate.

Additional borrowing is permitted on the Notes that are variable funding notes subject to a maximum balance and certain funding conditions, such as the accuracy of representations and warranties, the absence of a default and the satisfaction of a collateral test that generally requires the sum of eligible servicer advances transferred to the applicable wholly owned special purpose subsidiary of Advance Purchaser LLC multiplied by an advance rate plus all collections in the applicable wholly owned special purpose subsidiary of Advance Purchaser LLC accounts to be greater than or equal to the aggregate outstanding principal balance of the variable funding notes. Generally, during the revolving period, payments to noteholders will consist of payments of interest, but excess cash flow from repaid servicer advances may be used to fund the purchase of new servicer advances.

Residential Mortgage Loans

On November 25, 2013, New Residential entered into a $300.0 million master repurchase agreement with The Royal Bank of Scotland (“RBS”) with advance rates ranging from 65% to 85% and an interest cost of one-month LIBOR plus 2.5% to 2.75%. The repurchase agreement, which contains customary covenants and event of default provisions and is subject to margin calls, matures on November 24, 2014. Pursuant to the repurchase agreement New Residential may sell, and later repurchase, (x) trust certificates representing interests in certain residential mortgage loans and (y) the capital stock of a corporation that holds certain real estate owned properties. The principal amount paid by RBS for such assets is based on a percentage of the lesser of the market value or the UPB of such mortgage assets backing the assets. Upon New Residential’s repurchase of such assets sold under the repurchase agreement, New Residential is required to repay RBS a repurchase amount based on the purchase price plus accrued interest. New Residential is also required to pay certain administrative costs and expenses in connection with the structuring, management and ongoing administration of the master repurchase agreement. The repurchase agreement contains customary covenants and event of default provisions, including a minimum liquidity requirement of $15.0 million, a minimum tangible net worth provision of $540.0 million, and a four to one indebtedness to tangible net worth provision. As of December 31, 2013, New Residential had purchased $92.7 million of loans financed with $60.1 million under this facility. This financing was treated as a linked transaction (Note 10) and is therefore not included in the table above.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of December 31, 2013:

Debt Obligations / Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Notes Payable
Secured Corporate Loan	Excess MSRs	$75,000	$75,000	$—
Servicer Advances (A)	Servicer Advances	3,900,000	2,390,778	1,509,222
Repurchase Agreements
Residential Mortgage Loans (B)	Real Estate Loans	300,000	60,102	239,898

		$4,275,000	$2,525,880	$1,749,120

(A)

New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions. New Residential pays a 0.5% fee on the unused borrowing capacity.

(B)	Financing related to linked transaction (Note 10).

Refer to Note 18 for a discussion of recent financing activities.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires the categorization of the fair value of financial instruments into three broad levels which form a hierarchy.

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including

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

Level 3 - Valuations based significantly on unobservable inputs.

New Residential follows this hierarchy for its financial instruments. The classifications are based on the lowest level of input that is significant to the fair value measurement.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2013 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value (A)	$78,953,614	$324,151	$—	$—	$324,151	$324,151
Excess mortgage servicing rights, equity method investees, at fair value (A)	173,619,478	352,766	—	—	352,766	352,766
Servicer advances	2,661,130	2,665,551	—	—	2,665,551	2,665,551
Real estate securities, available-for-sale	2,186,996	1,973,189	—	1,402,764	570,425	1,973,189
Residential mortgage loans, held for investment (B)	57,552	33,539	—	—	33,539	33,539
Non-hedge derivative investments (C)	101,775	35,926	—	—	35,926	35,926
Cash and restricted cash	305,332	305,332	305,332	—	—	305,332

	$257,885,877	$5,690,454	$305,332	$1,402,764	$3,982,358	$5,690,454

Liabilities:
Repurchase agreements	$1,620,711	$1,620,711	$—	$1,620,711	$—	$1,620,711
Notes payable	2,488,618	2,488,618	—	—	2,488,618	2,488,618

	$4,109,329	$4,109,329	$—	$1,620,711	$2,488,618	$4,109,329

(A)

The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on nonperforming loans in Agency portfolios.

(B)	Represents New Residential’s 70% interest in the total unpaid principal balance of the Residential Mortgage Loans.
(C)	Notional amount consists of the aggregate current face and UPB amounts of the securities and loans, respectively, that comprise the asset portion of the linked transaction.

New Residential has various processes and controls in place to ensure that fair value is reasonably estimated. With respect to the broker and pricing service quotations, to ensure these quotes represent a reasonable estimate of fair value, New Residential’s quarterly procedures include a comparison to quotations from different sources, outputs generated from its internal pricing models and transactions New Residential has completed with respect to these or similar securities, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on New Residential’s internal pricing models, New Residential’s management corroborates the inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters, where available, and models for reasonableness. New Residential believes its valuation methods and the assumptions used are appropriate and consistent with other market participants.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

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

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs owned directly and through equity method investees as of December 31, 2013:

	Significant Inputs
Held Directly (Note 4)	Prepayment Speed (A)	Delinquency (B)		Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
MSR Pool 1	13.1%	8.9%		35.8%	27 bps	12.5%
MSR Pool 1 - Recapture Agreement	8.0%	5.0%		35.0%	21 bps	12.5%
MSR Pool 2	13.0%	10.1%		35.8%	22 bps	12.5%
MSR Pool 2 - Recapture Agreement	8.0%	5.0%		35.0%	21 bps	12.5%
MSR Pool 3	13.2%	11.2%		35.9%	22 bps	12.5%
MSR Pool 3 - Recapture Agreement	8.0%	5.0%		35.0%	21 bps	12.5%
MSR Pool 4	15.7%	15.0%		36.9%	17 bps	12.5%
MSR Pool 4 - Recapture Agreement	8.0%	5.0%		35.0%	21 bps	12.5%
MSR Pool 5	11.6%	N/A	(E)	9.0%	13 bps	12.5%
MSR Pool 5 - Recapture Agreement	8.0%	N/A	(E)	35.0%	21 bps	12.5%
MSR Pool 11	7.6%	5.0%		34.0%	19 bps	12.5%
MSR Pool 11 - Recapture Agreement	8.0%	5.0%		35.0%	19 bps	12.5%
MSR Pool 12	15.4%	—		8.8%	26 bps	16.4%
MSR Pool 12 - Recapture Agreement	8.0%	N/A	(E)	35.0%	19 bps	16.4%
MSR Pool 18	15.0%	N/A	(E)	9.0%	15 bps	15.3%
MSR Pool 18 - Recapture Agreement	10.0%	N/A	(E)	35.0%	19 bps	15.3%

Held through Equity Method Investees (Note 5)
MSR Pool 6	16.0%	8.2%		30.4%	25 bps	12.5%
MSR Pool 6 - Recapture Agreement	8.0%	5.0%		35.0%	23 bps	12.5%
MSR Pool 7	13.1%	7.8%		35.9%	16 bps	12.5%
MSR Pool 7 - Recapture Agreement	8.0%	5.0%		35.0%	19 bps	12.5%
MSR Pool 8	14.6%	6.8%		35.9%	20 bps	12.5%
MSR Pool 8 - Recapture Agreement	8.0%	5.0%		35.0%	19 bps	12.5%
MSR Pool 9	16.2%	5.0%		30.1%	22 bps	12.5%
MSR Pool 9 - Recapture Agreement	8.0%	5.0%		35.0%	26 bps	12.5%
MSR Pool 10	11.4%	N/A	(E)	9.0%	11 bps	12.5%
MSR Pool 10 - Recapture Agreement	8.0%	N/A	(E)	35.0%	19 bps	12.5%
MSR Pool 11	15.2%	9.6%		37.0%	16 bps	12.5%
MSR Pool 11 - Recapture Agreement	7.9%	5.0%		35.0%	19 bps	12.5%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

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

When valuing Excess MSRs, New Residential uses the following criteria to determine the significant inputs:

•

Prepayment Speed: Prepayment speed projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions and factors such as the borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the projected effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). Management considers collateral-specific prepayment experience when determining this vector. For the Recapture Agreements and recaptured loans, New Residential also considers industry research on the prepayment experience of similar loan pools (i.e., loan pools composed of refinanced loans). This data is obtained from remittance reports, market data services and other market sources.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

New Residential uses different prepayment and delinquency assumptions in valuing the Excess MSRs relating to the original loan pools, the Recapture Agreements and the Excess MSRs relating to recaptured loans. The prepayment speed and delinquency rate assumptions differ because of differences in the collateral characteristics, eligibility for HARP 2.0 and expected borrower behavior for original loans and loans which have been refinanced. New Residential uses the same assumptions for recapture and discount rates when valuing Excess MSRs and Recapture Agreements. These assumptions are based on historical recapture experience and market pricing.

Excess MSRs, owned directly (Note 4), measured at fair value on a recurring basis using Level 3 inputs changed during the year ended December 31, 2013 as follows:

	Level 3 (A)
	MSR Pool 1	MSR Pool 2	MSR Pool 3	MSR Pool 4	MSR Pool 5	MSR Pool 11	MSR Pool 12	MSR Pool 18	Total
Balance as of December 31, 2011	$43,971	$—	$—	$—	$—	$—	$—	$—	$43,971
Transfers (B)
Transfers from Level 3	—	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—	—
Gains (losses) included in net income (C)	5,877	1,226	2,780	1,004	(1,864)	—	—	—	9,023
Interest income	7,955	3,450	3,409	1,381	11,293	—	—	—	27,488
Purchases, sales and repayments
Purchases	—	43,872	36,218	15,439	124,813	—	—	—	220,342
Purchase adjustments	(178)	(1,522)	—	—	—	—	—	—	(1,700)
Proceeds from sales	—	—	—	—	—	—	—	—	—
Proceeds from repayments	(16,715)	(7,704)	(6,973)	(2,788)	(19,908)	—	—	—	(54,088)

Balance as of December 31, 2012	$40,910	$39,322	$35,434	$15,036	$114,334	$—	$—	$—	$245,036

Transfers (B)									—
Transfers from Level 3	—	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—	—
Gains (losses) included in net income (C)	9,424	9,125	9,393	4,748	21,334	(30)	(173)	(489)	53,332
Interest income	5,839	4,885	5,767	2,842	20,637	83	678	190	40,921
Purchases, sales and repayments	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	26,637	2,391	17,393	17,013	63,434
Purchase adjustments	—	—	—	—	—	—	—	—	—
Proceeds from sales	—	—	—	—	—	—	—	—	—
Proceeds from repayments	(13,118)	(11,511)	(11,053)	(4,698)	(36,699)	(129)	(1,364)	—	(78,572)

Balance as of December 31, 2013	$43,055	$41,821	$39,541	$17,928	$146,243	$2,315	$16,534	$16,714	$324,151

(A)	Includes the Recapture Agreement for each respective pool.
(B)	Transfers are assumed to occur at the beginning of the respective period.
(C)

The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains (losses) represent the change in fair value of the Excess MSRs and are recorded in “Change in fair value of investments in excess mortgage servicing rights” in the Consolidated Statements of Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Excess MSR joint ventures (Note 5), measured at fair value on a recurring basis using Level 3 inputs changed during the year ended December 31, 2013 as follows:

	Level 3 (A)
	MSR Pool 6	MSR Pool 7	MSR Pool 8	MSR Pool 9	MSR Pool 10	MSR Pool 11	Total
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Purchases, sales and repayments
Purchases	57,803	137,469	70,440	147,015	229,430	75,572	717,729
Purchase adjustments	—	—	—	—	—	—	—
Proceeds from sales	—	—	—	—	—	—	—
Proceeds from repayments	(17,458)	(33,012)	(15,516)	(16,258)	(20,395)	(10,243)	(112,882)
Transfers (B)
Transfers from Level 3	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—
Gains (losses) included in net income (C)	10,958	12,887	6,025	24,181	(4,494)	4,407	53,964
Interest income	7,336	11,982	5,558	8,669	10,193	2,983	46,721

Balance as of December 31, 2013	$58,639	$129,326	$66,507	$163,607	$214,734	$72,719	$705,532

(A)	Includes the Recapture Agreement for each respective pool. Amounts represent all of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.
(B)	Transfers are assumed to occur at the beginning of the respective period.
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

New Residential’s investments in equity method investees measured at fair value on a recurring basis using Level 3 inputs changed during the year ended December 31, 2013 as follows:

Balance as of December 31, 2012	$—
Contributions to equity method investees	358,864
Distributions of earnings from equity method investees	(33,189)
Distributions of capital from equity method investees	(23,252)
Change in fair value of investments in equity method investees	50,343

Balance as of December 31, 2013	$352,766

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Investments in Servicer Advances Valuation

On December 17, 2013, New Residential initially recorded its investment in servicer advances, including the basic fee component of the related MSR, at the purchase price paid, which New Residential’s management believes reflects the value a market participant would attribute to the investment at the time of purchase and approximates the fair value of the investment as of December 31, 2013. New Residential categorizes its investment under Level 3 of the GAAP hierarchy. Management uses internal pricing models to estimate the future cash flows related to the servicer advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. Management’s estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances, the recovery of advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance changes over the term of the investment, (ii) the UPB of the underlying loans with respect to which New Residential has the obligation to make advances and owns the basic fee component of the related MSR which, in turn, is driven by prepayment speeds and (iii) the percentage of delinquent loans with respect to which New Residential owns the basic fee component of the related MSR. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included the assumptions used to establish the aforementioned cash flows and discount rates that market participants would use in determining the fair values of servicer advances.

In order to evaluate the reasonableness of its fair value determinations, management engages an independent valuation firm to separately measure the fair value of its investment in servicer advances. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range. Management compares the range included in the opinion to the value generated by its internal models. For servicer advances acquired during the current quarter, the fairness opinion relates to the valuation at the time of acquisition. To date, New Residential has not made any significant valuation adjustments as a result of these fairness opinions.

For servicer advances acquired during the current quarter, New Residential revalues the servicer advances at the quarter end date if a payment is received between the acquisition date and the end of the quarter. Otherwise, servicer advances acquired during the current quarter are carried at their amortized cost basis if there has been no change in assumptions since acquisition.

In valuing the servicer advances, management considered the likelihood of Nationstar being removed as the servicer, which likelihood is considered to be remote. Fair value measurements of the servicer advances are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. Significant increases (decreases) in the advance balance-to-UPB ratio, prepayment speed, delinquency rate, or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in the delinquency rate assumption is accompanied by a directionally similar change in the assumption used for the advance balance-to-UPB ratio, but also a directionally opposite change in the prepayment rate.

The following table summarizes certain information regarding the inputs used in valuing the servicer advances as of December 31, 2013:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed	Delinquency	Mortgage Servicing Amount	Discount Rate
Servicer advances	2.7%	13.3%	20.0%	21.2 bps	4.4%

All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment speed, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. New Residential uses assumptions that generate its best estimate of future cash flows for each investment in servicer advances, including the basic fee component of the related MSR.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

When valuing servicer advances, New Residential uses the following criteria to determine the significant inputs:

•

Servicer advance balance: Servicer advance balance projections are in the form of a “vector” that varies over the expected life of the residential mortgage loan pool. The servicer advance balance projection is based on assumptions that reflect factors such as the borrower’s expected delinquency status, the rate at which delinquent borrowers reperform or become current again, servicer modification offer and acceptance rates, liquidation timelines and the servicers’ stop advance and clawback policies.

•

Prepayment Speed: Prepayment speed projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions and factors such as the borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. Management considers collateral-specific prepayment experience when determining this vector.

•

Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed recent mortgage payment(s) as well as loan- and borrower-specific characteristics such as the borrower’s FICO score, the loan-to-value ratio, debt-to-income ratio, occupancy status, loan documentation, payment history and previous loan modifications. Management believes the time period utilized provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions.

•

Mortgage Servicing Amount: Mortgage servicing amounts are contractually determined on a pool-by-pool basis. Management projects the weighted average mortgage servicing amount based on its projections for prepayment speeds.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.

Servicer advances measured at fair value on a recurring basis using Level 3 inputs changed during the year ended December 31, 2013 as follows:

Balance as of December 31, 2012	$—
Transfers (A)
Transfers from Level 3	—
Transfers to Level 3	—
Gains (losses) included in net income	—
Interest income	4,421
Purchases, sales and repayments
Purchases	2,764,524
Purchase adjustments	—
Proceeds from sales	—
Proceeds from repayments	(103,394)

Balance as of December 31, 2013	$2,665,551

(A)	Transfers are assumed to occur at the beginning of the respective period.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Real Estate Securities Valuation

As of December 31, 2013, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes (A)	Total	Level

Agency ARM RMBS	$1,314,130	$1,403,215	$1,402,764	$1,402,764	2
Non-Agency RMBS	872,866	566,760	570,425	570,425	3

Total	$2,186,996	$1,969,975	$1,973,189	$1,973,189

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

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

Fair value estimates of New Residential’s Non-Agency RMBS were based on third party indications as of December 31, 2013 and classified as Level 3. Securities measured at fair value on a recurring basis using Level 3 inputs changed during the year ended December 31, 2013 as follows:

Level 3 Non-Agency RMBS

Balance as of December 31, 2012	$289,756
Transfer (A)
Transfers from Level 3	—
Transfers into Level 3	—

Total gains (losses)
Included in net income as impairment	(978)
Gain on settlement of securities	52,657
Included in comprehensive income (B)	(11,604)

Amortization included in interest income	20,556
Purchases, sales and repayments
Purchases/contributions from Newcastle	825,871
Sales	(521,865)
Proceeds from repayments	(83,968)

Balance as of December 31, 2013	$570,425

(A)	Transfers are assumed to occur at the beginning of the respective period.
(B)	These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.

Residential Mortgage Loans for Which Fair Value is Only Disclosed

As of December 31, 2013, loans which New Residential has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The fair values of New Residential’s reverse mortgage loans held-for-investment were estimated based on a discounted cash flow analysis using internal pricing models. The significant inputs to these models include discount rates and the timing and amount of expected cash flows that management believes market participants would use in determining the fair values on similar pools of reverse mortgage loans. New Residential’s loans held-for-investment are categorized within Level 3 of the fair value hierarchy.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

					Significant Inputs
Loan Type	Outstanding Face Amount (A)	Carrying Value (A)	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years) (B)

Reverse Mortgage Loans	$57,552	$33,539	$33,539	$461	10.3%	3.7

(A)	Represents a 70% interest New Residential holds in the reverse mortgage loans.
(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

Derivative Valuation

New Residential financed certain investments with the same counterparty from which it purchased those investments, and accounts for the contemporaneous purchase of the investments and the associated financings as linked transactions (Note 10). The linked transactions are valued on a net basis considering their underlying components, the investment value and the related repurchase financing agreement value, generally determined consistently with the relevant instruments as described in this note. The linked transactions, which are categorized as Level 3 and recorded as a non-hedge derivative instrument on a net basis, changed during the year ended December 31, 2013 as follows:

Balance as of December 31, 2012	$—
Transfers (A)
Transfers from Level 3	—
Transfers into Level 3	—
Gains (losses) included in net income (B)	1,820
Purchases, sales and repayments
Purchases	34,106
Sales	—

Balance as of December 31, 2013	$35,926

(A)	Transfers are assumed to occur at the beginning of the respective period.
(B)

The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains (losses) represent the change in fair value of the non-hedge derivative instruments and are recorded in “Other Income” in the Consolidated Statements of Income.

Liabilities for Which Fair Value is Only Disclosed

Repurchase agreements and notes payable are not measured at fair value in the statement of position; however, management believes that their carrying value approximates fair value, primarily resulting from the short duration of related borrowings. Repurchase agreements and notes payable are considered to be Level 2 and Level 3 in the valuation hierarchy, respectively, with significant valuation variables including the amount and timing of expected cash flows, interest rates and collateral funding spreads.

13. EQUITY AND EARNINGS PER SHARE

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

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

On June 3, 2013, New Residential declared a quarterly dividend of $0.07 per common share, or $17.7 million, for the quarter ended June 30, 2013, based on earnings for the period May 16, 2013 to June 30, 2013, which was paid in July 2013. On September 17, 2013, New Residential declared a quarterly dividend of $0.175 per common share, or $44.3 million, for the quarter ended on September 30, 2013, which was paid in October 2013. On December 17, 2013, New Residential declared a quarterly dividend of $0.175 per common share and a special cash dividend of $0.075 per common share, totaling $63.3 million, for the quarter ended December 31, 2013. The combined dividend of $0.25 was paid on January 31, 2014.

Approximately 5,314,416 shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2013.

See Note 18 for a discussion of a dividend declared by New Residential’s board of directors subsequent to December 31, 2013.

Option Plan

Effective upon the spin-off, New Residential has a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential has initially reserved 30,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share unless advance approval is made to settle the option in shares of common stock.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, 21.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 8,000 shares of common stock. The fair value of such options was not material at the date of grant.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

As of December 31, 2013, New Residential’s outstanding options were summarized as follows:

	December 31, 2013			December 31, 2012
	Issued Prior to 2011	Issued in 2011- 2013	Total	Issued Prior to 2011	Issued in 2011 and 2012	Total
Held by the Manager	1,496,555	16,176,333	17,672,888	1,751,172	7,934,166	9,685,338
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	535,570	2,510,000	3,045,570	701,937	2,860,000	3,561,937
Issued to the independent directors	2,000	10,000	12,000	2,000	2,000	4,000

Total	2,034,125	18,696,333	20,730,458	2,455,109	10,796,166	13,251,275

The following table summarizes New Residential’s outstanding options as of December 31, 2013. The last sales price on the New York Stock Exchange for New Residential’s common stock in the year ended December 31, 2013 was $6.68 per share.

Recipient	Date of Grant/ Exercise (A)	Number of Options	Options Exercisable as of December 31, 2013	Weighted Average Exercise Price (B)	Intrinsic Value as of December 31, 2013 (millions)
Directors	Various	12,000	12,000	$7.76	—
Manager (C)	2003 - 2007	2,453,109	2,032,125	$15.28	—
Manager (C)	Mar-11	1,676,833	1,580,166	$3.29	$5.4
Manager (C)	Sep-11	2,539,833	2,170,850	$2.49	$9.1
Manager (C)	Apr-12	1,897,500	1,244,778	$3.41	$4.1
Manager (C)	May-12	2,300,000	1,421,667	$3.67	$4.3
Manager (C)	Jul-12	2,530,000	1,416,195	$3.67	$4.3
Manager (C)	Jan-13	5,750,000	2,108,333	$5.12	$3.3
Manager (C)	Feb-13	2,300,000	766,667	$5.74	$0.7
Exercised (D)	2013	(307,833)	N/A	$3.08	N/A
Expired unexercised	2003	(420,984)	N/A	N/A	N/A

Outstanding		20,730,458	12,752,781

(A)	Options expire on the tenth anniversary from date of grant.
(B)	The strike prices are subject to adjustment in connection with return of capital dividends.
(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2004 - 2007	$13.86 - $16.95	535,570
2011	$2.49 - $3.29	1,210,000
2012	$3.41 - $3.67	1,300,000

Total		3,045,570

(D)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $1.0 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Income and Earnings Per Share

Net income earned prior to the spin-off is included in additional paid-in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off from Newcastle.

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the year ended December 31, 2013, based on the treasury stock method, New Residential had 4,290,207 dilutive common stock equivalents.

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

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investment in servicer advances (Note 6).

14. COMMITMENTS AND CONTINGENCIES

Litigation — New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of December 31, 2013, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential.

Indemnifications — In the normal course of business, New Residential and its subsidiaries enter into contracts that contain a variety of representations and warranties and that provide general indemnifications. New Residential’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against New Residential that have not yet occurred. However, based on Newcastle’s and its own experience, New Residential expects the risk of material loss to be remote.

Capital Commitments — As of December 31, 2013, New Residential had outstanding capital commitments related to the acquisition of investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to December 31, 2013):

Excess MSRs — As of December 31, 2013, New Residential had outstanding capital commitments of $52.9 million related to the acquisition of five pools (Pools 13-17) of Excess MSRs on portfolios comprised of Fannie Mae, Freddie Mac and private label securitizations (“PLS”) residential mortgage loans. In January 2014, New Residential invested approximately $19.1 million in Excess MSRs on a portfolio of PLS residential mortgage loans with an UPB of approximately $8.1 billion (Pool 17). Additionally, through co-investments made by subsidiaries of New Residential, New Residential has separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs on Pool 17.

Servicer Advances — In December 2013, New Residential and third-party co-investors agreed to purchase, though Advance Purchaser LLC, future servicer advances related to the Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 billion underlying New Residential’s first investment in servicer advances, including the basic fee component of the related MSRs. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Debt Covenants — New Residential’s debt obligations contain various customary loan covenants (Note 11).

Certain Tax-Related Covenants — If New Residential is treated as a successor to Newcastle under applicable U.S. federal income tax rules, and if Newcastle fails to qualify as a REIT, New Residential could be prohibited from electing to be a REIT. Accordingly, Newcastle has (i) represented that it has no knowledge of any fact or circumstance that would cause New Residential to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Residential as necessary to enable New Residential to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Residential and its tax counsel with respect to the composition of Newcastle’s income and assets, the composition of its stockholders, and its operation as a REIT; and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rule referred to above). Additionally, New Residential covenanted to use its reasonable best efforts to qualify for taxation as a REIT for its taxable year ended December 31, 2013.

15. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

New Residential is party to a Management Agreement with its Manager which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by New Residential by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager, under the supervision of New Residential’s board of directors, formulates investment strategies, arranges for the acquisition of assets and associated financing, monitors the performance of New Residential’s assets and provides certain advisory, administrative and managerial services in connection with the operations of New Residential.

Effective May 15, 2013, the Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally the equity transferred by Newcastle on the distribution date, plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

Due to affiliate is comprised of the following amounts:

	December 31,
	2013	2012
Management fees	$1,495	$3,392
Incentive compensation	16,847	—
Expense reimbursements and other	827	—
Purchase price payable	—	1,744

Total	$19,169	$5,136

Affiliate expenses and fees were comprised of:

	Year Ended December 31,
	2013	2012
Management fees	$15,343	$3,353
Incentive compensation	16,847	—
Expense reimbursements(A)	500	—

Total	$32,690	$3,353

(A)	Included in General and Administrative Expenses in the Consolidated Statements of Income.

On June 27, 2013, New Residential purchased Agency ARM RMBS with an aggregate face amount of approximately $22.7 million from Newcastle for approximately $1.2 million, net of related financing. New Residential purchased the securities on the same terms as they were purchased by Newcastle and paid the $1.2 million to Newcastle during the third quarter of 2013.

See Notes 2, 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of December 31, 2013, a total face amount of $848.6 million of New Residential’s Non-Agency portfolio was serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $17.1 billion as of December 31, 2013.

See Notes 9 and 18 for a discussion of a transaction with Springleaf.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Year Ended December 31,		December 8 through December 31, 2011
		2013	2012
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(52,657)	$—	$—
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	4,993	—	—

Total reclassifications		$(47,664)	$—	$—

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

New Residential intends to qualify as a REIT for the tax year ending December 31, 2013. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential was a wholly owned subsidiary of Newcastle until May 15, 2013 and, as a qualified REIT subsidiary, was a disregarded entity until such date. As a result, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2013 or 2012.

New Residential has made certain investments, particularly its investment in servicer advances (Notes 6 and 18), through TRSs and is subject to regular corporate income taxes on these investments, New Residential and its TRSs will file income tax returns with the U.S. federal government and various state and local jurisdictions for the tax year ending December 31, 2013. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2013	$0.495000	$0.445561	$0.049439	$—

18. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Excess MSRs

On January 17, 2014, New Residential completed an additional closing of Excess MSRs that it agreed to acquire as part of a previously committed transaction between Nationstar and First Tennessee Bank. New Residential invested approximately $19.1 million in Pool 17 on loans with an aggregate UPB of approximately $8.1 billion. New Residential has remaining commitments of approximately $1.5 million to fund additional investments in Pool 17, which have not yet closed and will increase the outstanding principal balance of Pool 17 by an estimated $0.9 billion.

New Residential has remaining commitments of $32.3 million to invest in Excess MSRs on a portfolio of GSE residential mortgages comprised of four pools (Pools 13-16) with an aggregate outstanding unpaid principal balance of approximately $13.1 billion that New Residential committed to in 2013.

In each transaction (Pools 13-17), New Residential agreed to acquire a one-third interest in Excess MSRs on the portfolio. Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio. Commitments related to GSE residential mortgage loans are contingent upon GSE approval of Nationstar to service such loans and transfer Excess MSRs to New Residential.

Subsequent to December 31, 2013, New Residential paid down $5.9 million of the corporate loan (Note 11) secured by Excess MSRs related to Pool 5 and extended the maturity of the loan to May 31, 2014.

Servicer Advances

Subsequent to December 31, 2013 and prior to March 17, 2014, Advance Purchaser LLC settled an additional $509.4 million of advances, which represents substantially all of the remaining balance related to New Residential’s first investment in servicer advances through Buyer and funded a total of $2.1 billion of new servicer advances, financed using $1.7 billion of notes payable. Restricted cash increased approximately $9.8 million in relation to these fundings. Additionally, Advance Purchaser LLC received $9.8 million from Nationstar to satisfy a targeted return shortfall.

On February 28 and March 7, 2014, Advance Purchaser LLC received $105.0 million and $37.0 million, respectively, from two co-investors to fund the purchase of $756.2 million and $299.1 million, respectively, of additional servicer advances.

In March 2014, Advance Purchaser LLC prepaid all of the notes issued pursuant to one servicer advance facility and a portion of the notes issued pursuant to another servicer advance facility. The notes were prepaid with the proceeds of new notes issued pursuant to an advance receivables trust (the “NRART Master Trust”) that issued (i) variable funding notes (“VFNs”) with borrowing capacity of up to $1.1 billion and (ii) $1.0 billion of term notes (“Term Notes”) to institutional investors. The VFNs generally bear interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.375% to 2.5% depending on the class of the notes. The expected repayment date of the VFNs is March 2015. The Term Notes generally bear interest at approximately 1.9% and have expected repayment dates in March 2015 and March 2017. The VFNs and the Term Notes are secured by servicer advances, and the financing is nonrecourse to Advance Purchaser LLC, except for customary recourse provisions. As of March 18, 2014, the principal balance of notes issued by the NRART Master Trust is equal to approximately $1.9 billion.

Real Estate Securities

Subsequent to December 31, 2013, New Residential acquired no new Agency ARM RMBS. New Residential sold Agency ARM RMBS with a face amount of $154.2 million for $162.9 million and recorded a gain of $0.7 million. Furthermore, New Residential acquired Non-Agency RMBS with an aggregate face amount of approximately $740.6 million financed with repurchase agreements. New Residential sold Non-Agency RMBS with a face amount of $437.9 million for $248.5 million and recorded a gain of $3.8 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

As of March 25, 2014, New Residential held TBA positions with $625.0 million in a long notional amount of Agency RMBS and $750.0 million in short notional amount of Agency RMBS, and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty.

As of March 25, 2014, New Residential held a $300.0 million short position of 3-Year U.S. Treasury notes.

On March 6, 2014, New Residential and Merrill Lynch, Pierce, Fenner & Smith Incorporated entered into an agreement pursuant to which New Residential agreed to purchase approximately $625 million current face amount of Non-Agency residential mortgage securities for approximately $553 million. The purchased securities represent 75% of the mezzanine and subordinate tranches of a securitization previously sponsored by Springleaf. The securitization, including the purchased securities, are collateralized by residential mortgage loans with a current face amount of approximately $0.9 billion.

Real Estate Loans

On January 15, 2014, New Residential settled a portfolio of non-performing residential mortgage loans with a UPB of approximately $170.1 million at a price of approximately $92.7 million. The purchase was financed with $60.1 million using the $300.0 million master repurchase agreement with RBS. This purchase was accounted for as a linked transaction (Note 10). The repurchase agreement, which contains customary covenants and event of default provisions and is subject to margin calls, matures on November 24, 2014.

On January 15, 2014, New Residential purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $65.6 million at a price of approximately $33.7 million. To finance this purchase, on January 15, 2014, New Residential entered into a $25.3 million repurchase agreement with Credit Suisse Securities (USA) LLC, which matures on January 14, 2015. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.00%. The agreement contains customary covenants and event of default provisions.

Other Investments

On January 8, 2014, New Residential financed all of its ownership interest in each of the Consumer Loan Companies under a $150.0 million master repurchase agreement with Credit Suisse Securities (USA) LLC which matures on June 30, 2014. Borrowings under the facility bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 4.00%. The facility contains customary covenants and event of default provisions.

Corporate Activities

On March 19, 2014, New Residential’s board of directors declared a first quarter 2014 dividend of $0.175 per share of common stock, which is payable on April 30, 2014 to stockholders of record as of March 31, 2014.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

19. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is an unaudited summary information on New Residential’s quarterly operations.

2013	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$16,191	$22,999	$21,885	$26,492	$87,567
Interest expense	899	2,651	3,443	8,031	15,024

Net interest income	15,292	20,348	18,442	18,461	72,543

Impairment
Other-than-temporary impairment (“OTTI”) on Securities	—	3,756	—	1,237	4,993
Valuation allowance on loans	—	—	—	461	461

	—	3,756	—	1,698	5,454

Net interest income after impairment	15,292	16,592	18,442	16,763	67,089

Other income (A)	2,827	98,182	56,195	83,804	241,008

	2,827	98,182	56,195	83,804	241,008

Operating Expenses	5,044	5,552	11,492	20,386	42,474

	5,044	5,552	11,492	20,386	42,474

Income (Loss) Before Income Taxes	13,075	109,222	63,145	80,181	265,623

Income tax expense	—	—	—	—	—

Net Income (Loss)	13,075	109,222	63,145	80,181	265,623

Noncontrolling Interests in Income of Consolidated Subsidiaries	—	—	—	(326)	(326)

Net Income (Loss) Attributable to Common Stockholders	$13,075	$109,222	$63,145	$80,507	$265,949

Net Income Per Share of Common Stock
Basic	$0.05	$0.43	$0.25	$0.32	$1.05

Diluted	$0.05	$0.43	$0.24	$0.31	$1.03

Weighted Average Number of Shares of Common Stock Outstanding
Basic	253,025,645	253,025,645	253,072,788	253,186,406	253,078,048

Diluted	253,025,645	256,659,488	259,889,285	259,796,493	257,368,255

Dividends Declared per Share of Common Stock	$—	$0.070	$0.175	$0.250	$0.495

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

2012	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31

Interest income	$2,037	$4,479	$12,295	$14,948	$33,759
Interest expense	—	—	298	406	704

Net interest income	2,037	4,479	11,997	14,542	33,055

Impairment
Other-than-temporary impairment (“OTTI”) on Securities	—	—	—	—	—

Net interest income after impairment	2,037	4,479	11,997	14,542	33,055

Other income	1,216	3,523	1,774	10,910	17,423

	1,216	3,523	1,774	10,910	17,423

Operating Expenses	565	1,528	2,003	5,135	9,231

	565	1,528	2,003	5,135	9,231

Net Income (Loss)	$2,688	$6,474	$11,768	$20,317	$41,247

Net Income Per Share of Common Stock
Basic	$0.01	$0.03	$0.05	$0.08	$0.16

Diluted	$0.01	$0.03	$0.05	$0.08	$0.16

Weighted average number of shares of common stock outstanding
Basic	253,025,645	253,025,645	253,025,645	253,025,645	253,025,645

Diluted	253,025,645	253,025,645	253,025,645	253,025,645	253,025,645

Dividends Declared per Share of Common Stock	$—	$—	$—	$—	$—

(A)	Earnings from investments in equity method investees is included in other income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(dollars in tables in thousands, except share data)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Control Over Financing Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

PART IV

ITEM 15. Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:

See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K:

Exhibit Number	Exhibit Description

2.1

Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2

Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

2.3

Master Servicing Rights Purchase Agreement between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.4

Sale Supplement (Shuttle 1) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.5

Sale Supplement (Shuttle 2) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.6

Sale Supplement (First Tennessee) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

4.1

Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.2

Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.3

Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

Exhibit Number	Exhibit Description

4.4

Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.5

Series 2013-VF2 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Natixis, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.6

Series 2013-VF3 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Morgan Stanley Bank, N.A., as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.1	Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 17, 2013)

10.2

Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3

Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.4	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.5	Investment Guidelines (incorporated by reference to Amendment No. 4 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6

Excess Servicing Spread Sale and Assignment Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed March 15, 2012)

10.7

Excess Spread Refinanced Loan Replacement Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed March 15, 2012)

10.8

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

Exhibit Number	Exhibit Description

10.11

Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII, LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.12

Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.13

Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.14

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

10.19

Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.20

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

10.23

Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.24

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

10.28

Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.29

Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.30

Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.31

Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.32

Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.33

Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.34

Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.35

Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.36

Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37

Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated April 1, 2013 (incorporated by reference to the confidential submission by the Registrant of the draft Registration Statement on Form S-11 on August 19, 2013)

10.38

Amended and Restated Receivables Sale Agreement among Nationstar Mortgage LLC, as initial receivables seller and as servicer, Advance Purchaser LLC, as receivables seller and as servicer, and NRZ Servicer Advance Facility Transferor BC, LLC (f/k/a Nationstar Servicer Advance Facility Transferor, LLC 2013-BC), as depositor, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.39

Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor BC, LLC, as depositor, and NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

21.1	List of Subsidiaries of New Residential Investment Corp.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Consolidated and Combined Financial Statements of SpringCastleAmerica, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition, LLC

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Furnished electronically herewith.

The following amended and restated limited liability company agreements of the Consumer Loan Companies are substantially identical in all material respects, except as to the parties thereto and the initial capital contributions required under each agreement, to the Amendment and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC that is filed as Exhibit 10.37 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

•	Amended and Restated Limited Liability Company Agreement of SpringCastle America, LLC, dated as of April 1, 2013.

•	Amended and Restated Limited Liability Company Agreement of SpringCastle Credit, LLC, dated as of April 1, 2013.

•	Amended and Restated Limited Liability Company Agreement of SpringCastle Finance, LLC, dated as of April 1, 2013.

In addition, the following Amended and Restated Receivables Sale Agreement and Amended and Restated Receivables Pooling Agreement are substantially identical in all material respects, except as to the parties thereto, to the Amended and Restated Receivables Sale Agreement and Amended and Restated Receivables Pooling Agreement that are filed as Exhibits 10.38 and 10.39, respectively, hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

•

Amended and Restated Receivables Sale Agreement among Nationstar Mortgage LLC, as initial receivables seller and as servicer, Advance Purchaser LLC, as receivables seller and as servicer, and NRZ Servicer Advance Facility Transferor CS, LLC (f/k/a Nationstar Servicer Advance Facility Transferor, LLC 2013-CS), as depositor, dated as of December 17, 2013.

•

Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor CS, LLC, as depositor, and NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, dated as of December 17, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

March 28, 2014

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 28, 2014

By:	/s/ Douglas L. Jacobs
Douglas L. Jacobs
Director

March 28, 2014

By:	/s/ David Saltzman
David Saltzman
Director

March 28, 2014

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director

March 28, 2014

By:	/s/ Michael Nierenberg
Michael Nierenberg
Director, Chief Executive Officer and President

March 28, 2014

By:	/s/ Susan Givens
Susan Givens
Chief Financial Officer and Treasurer

March 28, 2014

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer (principal accounting officer)

March 28, 2014

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk tone of the parties if those statements provide to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business – Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit Index

Exhibit Number	Exhibit Description

2.1

Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2

Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

2.3

Master Servicing Rights Purchase Agreement between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.4

Sale Supplement (Shuttle 1) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.5

Sale Supplement (Shuttle 2) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.6

Sale Supplement (First Tennessee) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

4.1

Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.2

Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.3

Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

Exhibit Number	Exhibit Description

4.4

Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.5

Series 2013-VF2 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Natixis, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.6

Series 2013-VF3 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Morgan Stanley Bank, N.A., as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.1	Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 17, 2013)

10.2

Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3

Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.4	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.5	Investment Guidelines (incorporated by reference to Amendment No. 4 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6

Excess Servicing Spread Sale and Assignment Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed March 15, 2012)

10.7

Excess Spread Refinanced Loan Replacement Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed March 15, 2012)

10.8

Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

Exhibit Number	Exhibit Description

10.9

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

10.11

Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII, LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.12

Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.13

Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.14

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

10.19

Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.20

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

Exhibit Number	Exhibit Description

10.23

Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.24

Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.25

Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.26

Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.27

Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.28

Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.29

Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.30

Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.31

Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.32

Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.33

Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.34

Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.35

Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.36

Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

Exhibit Number	Exhibit Description

10.37

Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated April 1, 2013 (incorporated by reference to the confidential submission by the Registrant of the draft Registration Statement on Form S-11 on August 19, 2013)

10.38

Amended and Restated Receivables Sale Agreement among Nationstar Mortgage LLC, as initial receivables seller and as servicer, Advance Purchaser LLC, as receivables seller and as servicer, and NRZ Servicer Advance Facility Transferor BC, LLC (f/k/a Nationstar Servicer Advance Facility Transferor, LLC 2013-BC), as depositor, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.39

Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor BC, LLC, as depositor, and NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

21.1	List of Subsidiaries of New Residential Investment Corp.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Consolidated and Combined Financial Statements of SpringCastleAmerica, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition, LLC

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Furnished electronically herewith.

The following amended and restated limited liability company agreements of the Consumer Loan Companies are substantially identical in all material respects, except as to the parties thereto and the initial capital contributions required under each agreement, to the Amendment and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC that is filed as Exhibit 10.37 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

•	Amended and Restated Limited Liability Company Agreement of SpringCastle America, LLC, dated as of April 1, 2013.

•	Amended and Restated Limited Liability Company Agreement of SpringCastle Credit, LLC, dated as of April 1, 2013.

•	Amended and Restated Limited Liability Company Agreement of SpringCastle Finance, LLC, dated as of April 1, 2013.

In addition, the following Amended and Restated Receivables Sale Agreement and Amended and Restated Receivables Pooling Agreement are substantially identical in all material respects, except as to the parties thereto, to the Amended and Restated Receivables Sale Agreement and Amended and Restated Receivables Pooling Agreement that are filed as Exhibits 10.38 and 10.39, respectively, hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

•

Amended and Restated Receivables Sale Agreement among Nationstar Mortgage LLC, as initial receivables seller and as servicer, Advance Purchaser LLC, as receivables seller and as servicer, and NRZ Servicer Advance Facility Transferor CS, LLC (f/k/a Nationstar Servicer Advance Facility Transferor, LLC 2013-CS), as depositor, dated as of December 17, 2013.

•

Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor CS, LLC, as depositor, and NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, dated as of December 17, 2013.