Form 10-Q
period 2014-03-31
New Residential Investment Corp.
filed 2014-05-15
CIK 1556593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

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

Common stock, $0.01 par value per share: 281,959,669 shares outstanding as of May 8, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Springleaf and other third-parties;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

•	the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our Excess MSRs, servicer advances, RMBS and consumer loan portfolios;

•	the risks that default and recovery rates on our Excess MSRs, servicer advances, real estate securities, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our Excess MSRs;

•	the risk that projected recapture rates on the portfolios underlying our Excess MSRs are not achieved;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments on attractive terms, or at all;

•	changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or not entering into new financings with us;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities or loans are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;

•	the availability and terms of capital for future investments;

•	competition within the finance and real estate industries;

•	the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, U.S. government programs intended to stabilize the economy, the federal conservatorship of Fannie Mae and Freddie Mac and legislation that permits modification of the terms of loans;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business; and

•	our ability to maintain our exclusion from registration under the 1940 Act and the fact that maintaining such exclusion imposes limits on our operations.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$341,704	$324,151
Excess mortgage servicing rights, equity method investees, at fair value	338,307	352,766
Servicer advances, at fair value	3,457,385	2,665,551
Real estate securities, available-for-sale	2,345,221	1,973,189
Residential mortgage loans, held-for-investment	34,045	33,539
Consumer loans, equity method investees	231,422	215,062
Cash and cash equivalents	140,495	271,994
Restricted cash	34,607	33,338
Derivative assets	45,040	35,926
Other assets	30,608	53,142
	$6,998,834	$5,958,658

Liabilities and Equity

Liabilities
Repurchase agreements	$2,143,094	$1,620,711
Notes payable	3,234,805	2,488,618
Trades payable	—	246,931
Due to affiliates	7,997	19,169
Dividends payable	44,312	63,297
Accrued expenses and other liabilities	7,977	6,857
	5,438,185	4,445,583

Commitments and Contingencies

Equity

Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 253,209,669 and 253,197,974 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,532	2,532
Additional paid-in capital	1,156,408	1,157,118
Retained earnings	107,446	102,986
Accumulated other comprehensive income, net of tax	9,928	3,214
Total New Residential stockholders’ equity	1,276,314	1,265,850
Noncontrolling interests in equity of consolidated subsidiaries	284,335	247,225
Total Equity	1,560,649	1,513,075
	$6,998,834	$5,958,658

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Interest income	$71,490	$16,191
Interest expense	38,997	899
Net Interest Income	32,493	15,292

Impairment
Other-than-temporary impairment (“OTTI”) on securities	328	—
Valuation allowance on loans	164	—
	492	—

Net interest income after impairment	32,001	15,292

Other Income
Change in fair value of investments in excess mortgage servicing rights	6,602	1,858
Change in fair value of investments in excess mortgage servicing rights, equity method investees	6,374	969
Earnings from investments in consumer loans, equity method investees	16,360	—
Gain on settlement of investments	4,357	—
Other income	1,357	—
	35,050	2,827
Operating Expenses
General and administrative expenses	2,075	2,719
Management fee allocated by Newcastle	—	2,325
Management fee to affiliate	4,486	—
Incentive compensation to affiliate	3,338	—
	9,899	5,044
Income (Loss) Before Income Taxes	57,152	13,075
Income tax expense	287	—
Net Income (Loss)	$56,865	$13,075
Noncontrolling interests in Income (Loss) of Consolidated Subsidiaries	$8,093	$—
Net Income (Loss) Attributable to Common Stockholders	$48,772	$13,075

Net Income Per Share of Common Stock
Basic	$0.19	$0.05
Diluted	$0.19	$0.05

Weighted Average Number of Shares of Common Stock Outstanding
Basic	253,209,019	253,025,645
Diluted	259,839,934	253,025,645

Dividends Declared per Share of Common Stock	$0.175	$—

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Comprehensive income (loss), net of tax
Net income (loss)	$56,865	$13,075
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	10,878	16,183
Reclassification of net realized (gain) loss on securities into earnings	(4,164)	—
	6,714	16,183
Total comprehensive income (loss)	$63,579	$29,258
Comprehensive income (loss) attributable to noncontrolling interests	$8,093	$—
Comprehensive income (loss) attributable to common stockholders	$55,486	$29,258

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2013	253,197,974	$2,532	$1,157,118	$102,986	$3,214	$1,265,850	$247,225	$1,513,075
Dividends declared	—	—	—	(44,312)	—	(44,312)	—	(44,312)
Capital contributions	—	—	—	—	—	—	142,024	142,024
Capital distributions	—	—	—	—	—	—	(113,795)	(113,795)
Dilution impact of distributions from consolidated subsidiaries	—	—	(788)	—	—	(788)	788	—
Director share grant	11,695	—	78	—	—	78	—	78
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	48,772	—	48,772	8,093	56,865
Net unrealized gain (loss) on securities	—	—	—	—	10,878	10,878	—	10,878
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(4,164)	(4,164)	—	(4,164)
Total comprehensive income (loss)	—	—	—	—	—	55,486	8,093	63,579

Equity - March 31, 2014	253,209,669	$2,532	$1,156,408	$107,446	$9,928	$1,276,314	$284,335	$1,560,649

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$56,865	$13,075
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(6,602)	(1,858)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(6,374)	(969)
Distributions of earnings from excess mortgage servicing rights, equity method investees	11,940	1,344
Earnings from consumer loan equity method investees	(16,360)	—
Change in fair value of investments in derivative assets	(1,357)	—
Accretion of discount and other amortization	(42,834)	(4,798)
(Gain) / loss on settlement of investments (net)	(4,357)	—
Other-than-temporary impairment (“OTTI”)	328	—
Valuation allowance on loans	164	—
Non-cash directors’ compensation	78	—
Changes in:
Restricted cash	(1,269)	—
Other assets	5,531	(366)
Due to affiliates	(11,172)	2,648
Accrued expenses and other liabilities	1,179	2,377
Other operating cash flows:
Interest received from servicer advance investments	16,304	—
Cash proceeds from investments, in excess of interest income	—	34,436
Net cash proceeds deemed as capital distributions to Newcastle	—	(45,889)
Net cash provided by (used in) operating activities	2,064	—

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(19,132)	—
Purchase of servicer advance investments	(2,205,070)	—
Purchase of Agency ARM RMBS	(37,922)	—
Purchase of Non-Agency RMBS	(1,038,721)	—
Purchase of derivative assets	(71,923)	—
Return of investments in excess mortgage servicing rights	8,121	—
Return of investments in excess mortgage servicing rights, equity method investees	8,893	—
Principal repayments from servicing advance investments	1,442,648	—
Principal repayments from Agency ARM RMBS	75,470	—
Principal repayments from Non-Agency RMBS	13,890	—
Principal repayments from non-performing loans	1,900	—
Proceeds from sale of Agency ARM RMBS	162,897	—
Proceeds from sale of Non-Agency RMBS	258,449	—
Net cash provided by (used in) investing activities	(1,400,500)	—

Continued on next page

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Financing Activities
Repayments of repurchase agreements	(1,080,197)	—
Margin deposits under repurchase agreements	(43,270)	—
Repayments of notes payable	(3,117,213)	—
Payment of deferred financing fees	(5,660)	—
Common stock dividends paid	(63,297)	—
Borrowings under repurchase agreements	1,618,664	—
Return of margin deposits under repurchase agreements	66,899	—
Borrowings under notes payable	3,862,782	—
Capital contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - contributions	142,024	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(113,795)
Net cash provided by (used in) financing activities	1,266,937	—

Net Increase (Decrease) in Cash and Cash Equivalents	(131,499)	—

Cash and Cash Equivalents, Beginning of Period	271,994	—

Cash and Cash Equivalents, End of Period	$140,495	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$35,194	$868
Cash paid during the period for income tax expense	—	—

Supplemental Schedule of Non-Cash Investing and Financing Activities Prior to Date of Cash Contribution by Newcastle
Cash proceeds from investments, in excess of interest income	$—	$34,436
Acquisition of real estate securities	—	227,293
Acquisition of investments in excess mortgage servicing rights, equity method investees at fair value	—	109,588
Acquisition of residential mortgage loans, held-for-investment	—	35,138
Borrowings under repurchase agreements	—	768,038
Repayments of repurchase agreements	—	3,902
Capital contributions by Newcastle	—	372,019
Contributions in-kind by Newcastle	—	797,811
Capital distributions to Newcastle	—	810,025

Supplemental Schedule of Non-Cash Investing and Financing Activities Subsequent to Date of Cash Contribution by Newcastle

Dividends declared but not paid	$44,312	$—

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

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

New Residential intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes for the tax year ended December 31, 2013. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

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

As of March 31, 2014, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 5.3 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2014. In addition, Fortress, through its affiliates, held options to purchase approximately 15.2 million shares of New Residential’s common stock as of March 31, 2014. For recent activities related to Fortress’s ownership of New Residential’s common stock and options thereon, see Note 18.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

New Residential’s operations prior to May 15, 2013 are reflected in the accompanying consolidated financial statements. New Residential and Newcastle do not share any expenses following the spin-off.

The accompanying consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2013 and notes thereto included in New Residential’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2013.

Recent Accounting Pronouncements

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

2.	OTHER INCOME, ASSETS AND LIABILITIES

Other income is comprised of the following:

	Three Months Ended March 31,
	2014	2013

Gain (loss) on non-hedge derivative instruments	$1,357	$—
	$1,357	$—

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31,	December 31,		March 31,	December 31,
	2014	2013		2014	2013
Margin receivable	$16,503	$40,132	Interest payable	$5,033	$4,010
Interest and other receivables	5,968	7,548	Accounts payable	2,573	2,829
Deferred financing costs	11,201	5,541	Derivative liability	84	18
Accumulated amortization	(4,006)	(768)	Current taxes payable	287	—
Other	942	689		$7,977	$6,857
	$30,608	$53,142

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

As reflected on the consolidated statements of cash flows, accretion of discount and other amortization is comprised of the following:

	Three Months Ended March 31,
	2014	2013
Accretion of servicer advance interest income	$45,716	$—
Accretion of net discount on securities and loans	356	4,798
Amortization of deferred financing costs	(3,238)	—
	$42,834	$4,798

3.	SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans, and (vi) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the allocation of management fees by Newcastle until the spin-off on May 15, 2013, (iii) the management fees and incentive compensation owed to the Manager by New Residential following the spin-off, (iv) corporate cash and related interest income, and (v) the secured corporate loan and related interest expense.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2014
Interest income	$13,816	$45,716	$11,238	$720	$—	$—	$71,490
Interest expense	1,291	31,956	4,069	198	1,483	—	38,997
Net interest income	12,525	13,760	7,169	522	(1,483)	—	32,493
Impairment	—	—	328	164	—	—	492
Other income	12,976	—	5,042	671	16,360	1	35,050
Operating expenses	65	250	60	90	23	9,411	9,899
Income (Loss) Before Income Taxes	25,436	13,510	11,823	939	14,854	(9,410)	57,152

Income tax expense	—	287	—	—	—	—	287
Net Income (Loss)	$25,436	$13,223	$11,823	$939	$14,854	$(9,410)	$56,865
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$8,093	$—	$—	$—	$—	$8,093
Net income (loss) attributable to common stockholders	$25,436	$5,130	$11,823	$939	$14,854	$(9,410)	$48,772

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
March 31, 2014
Investments	$680,011	$3,457,385	$2,345,221	$34,045	$231,422	$—	$6,748,084
Cash and cash equivalents	3,704	75,408	10,425	127	—	50,831	140,495
Restricted cash	—	34,607	—	—	—	—	34,607
Derivative assets	—	—	769	44,271	—	—	45,040
Other assets	—	7,108	21,853	618	87	942	30,608
Total assets	$683,715	$3,574,508	$2,378,268	$79,061	$231,509	$51,773	$6,998,834
Debt	$—	$3,142,292	$2,000,594	$23,458	$142,500	$69,055	$5,377,899
Other liabilities	110	4,667	1,338	293	244	53,634	60,286
Total liabilities	110	3,146,959	2,001,932	23,751	142,744	122,689	5,438,185
Total equity	683,605	427,549	376,336	55,310	88,765	(70,916)	1,560,649
Noncontrolling interests in equity of consolidated subsidiaries	—	284,335	—	—	—	—	284,335
Total New Residential stockholders’ equity	$683,605	$143,214	$376,336	$55,310	$88,765	$(70,916)	$1,276,314

Investments in equity method investees	$338,307	$—	$—	$—	$231,422	$—	$569,729

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2013
Interest income	$10,035	$—	$6,156	$—	$—	$—	$16,191
Interest expense	—	—	899	—	—	—	899
Net interest income	10,035	—	5,257	—	—	—	15,292
Impairment	—	—	—	—	—	—	—
Other income	2,827	—	—	—	—	—	2,827
Operating expenses	62	—	—	—	1,951	3,031	5,044
Income (Loss) Before Income Taxes	12,800	—	5,257	—	(1,951)	(3,031)	13,075
Income tax expense	—	—	—	—	—	—	—
Net Income (Loss)	$12,800	$—	$5,257	$—	$(1,951)	$(3,031)	$13,075
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$12,800	$—	$5,257	$—	$(1,951)	$(3,031)	$13,075

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS AT FAIR VALUE

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

Pools 3, 4 and 5. On June 29, 2012, Newcastle announced the completion of a co-investment between New Residential and Nationstar in Excess MSRs related to mortgage servicing rights Nationstar acquired from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. New Residential invested approximately $176.5 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans, comprised of approximately 25% conforming loans in Fannie Mae (“Pool 3”) and Freddie Mac (“Pool 4”) GSE pools as well as approximately 75% non-conforming loans in private label securitizations (“Pool 5”). Nationstar had co-invested on a pari passu basis with New Residential in 35% of the Excess MSRs and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. In September 2013, New Residential invested an additional $26.6 million to acquire an additional 15% interest in the Excess MSRs related to Pool 5 from Nationstar. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations. In December 2013, New Residential entered into a corporate loan secured by the Excess MSRs related to Pool 5 (Note 11). New Residential, through co-investments made by its subsidiaries, has separately purchased the servicer advances and the basic fee component of the related MSRs associated with Pool 5. See Note 6 for information on New Residential’s investment in servicer advances with respect to Pool 5.

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

Pool 12. On September 23, 2013, New Residential invested approximately $17.4 million to acquire a 40% interest in the Excess MSRs on a portfolio of residential mortgage loans (“Pool 12”), comprised of loans in private label securitizations. Fortress-managed funds also acquired a 40% interest in the Excess MSRs and the remaining 20% interest in the Excess MSRs is owned by Nationstar. Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations. New Residential, through co-investments made by its subsidiaries, has separately purchased the servicer advances and the basic fee component of the related MSRs associated with this portfolio. See Note 6 for information on New Residential’s investment in servicer advances with respect to Pool 12.

Pool 17. On January 17, 2014, New Residential completed an additional closing of Excess MSRs that it agreed to acquire as part of a previously committed transaction between Nationstar and First Tennessee Bank (“Pool 17”). New Residential invested approximately $19.1 million in Pool 17 on loans with an aggregate UPB of approximately $8.1 billion.

New Residential agreed to acquire a one-third interest in Excess MSRs on the portfolio. Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations. New Residential, through co-investments made by its subsidiaries, has separately purchased the servicer advances and the basic fee component of the related MSRs associated with this portfolio. See Note 6 for information on New Residential’s investment in servicer advances with respect to Pool 17.

Pool 18. In the fourth quarter of 2013, New Residential invested approximately $17.0 million to acquire a 40% interest in the Excess MSRs on a portfolio of residential mortgage loans (“Pool 18”) comprised of loans in private

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

label securitizations. Fortress-managed funds also acquired a 40% interest in the Excess MSRs and the remaining 20% interest in the Excess MSR is owned by Nationstar. Nationstar performs all servicing and advancing functions and it retains the ancillary income, servicing obligations and liabilities associated with the portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations. New Residential, through co-investments made by its subsidiaries, has separately purchased the servicer advances and the basic fee component of the related MSRs associated with this portfolio. See Note 6 for information on New Residential’s investment in servicer advances with respect to Pool 18.

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	March 31, 2014						Three Months Ended March 31, 2014
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Interest in Excess MSR	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)	Changes in Fair Value Recorded in Other Income (D)
MSR Pool 1	$6,626,389	65.0%	$25,600	$35,442	12.5%	5.3	$(114)
MSR Pool 1 - Recapture Agreement	—	65.0%	517	6,019	12.5%	12.1	(209)
MSR Pool 2	7,689,490	65.0%	29,395	34,389	12.5%	5.5	(22)
MSR Pool 2 - Recapture Agreement	—	65.0%	696	5,969	12.5%	12.7	(62)
MSR Pool 3	7,595,633	65.0%	24,015	31,830	12.5%	5.2	(449)
MSR Pool 3 - Recapture Agreement	—	65.0%	2,237	6,065	12.5%	12.3	(81)
MSR Pool 4	4,940,045	65.0%	9,581	13,605	12.5%	4.9	77
MSR Pool 4 - Recapture Agreement	—	65.0%	2,144	3,897	12.5%	12.1	(51)
MSR Pool 5 (E)	35,823,960	80.0%	115,186	141,967	12.5%	5.4	3,691
MSR Pool 5 - Recapture Agreement	—	80.0%	9,193	5,735	12.5%	13.2	163
MSR Pool 11	444,667	66.7%	2,059	2,369	12.5%	6.6	321
MSR Pool 11 - Recapture Agreement	—	66.7%	254	280	12.5%	14.0	45
MSR Pool 12 (E)	4,998,929	40.0%	15,519	17,180	12.5%	4.5	1,601
MSR Pool 12 - Recapture Agreement	—	40.0%	467	328	12.5%	13.0	94
MSR Pool 17 (E)	8,096,439	33.3%	18,112	18,471	12.5%	5.2	359
MSR Pool 17 - Recapture Agreement	—	33.3%	1,123	598	12.5%	13.0	(526)
MSR Pool 18 (E)	8,463,426	40.0%	15,157	16,785	12.5%	4.6	1,624
MSR Pool 18 - Recapture Agreement	—	40.0%	1,127	775	12.5%	12.6	141
	$84,678,978		$272,382	$341,704	12.5%	5.8	$6,602

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.
(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(D)	The portion of the change in fair value of the Recapture Agreements relating to loans recaptured to date is reflected in the respective pool.
(E)	Pool in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2014 (Note 6).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs as of March 31, 2014:

State Concentration	Percentage of UPB
California	30.6%
Florida	9.2%
New York	4.6%
Washington	4.1%
Maryland	4.1%
Texas	3.9%
Virginia	3.8%
Arizona	3.7%
New Jersey	3.3%
Colorado	3.0%
Other U.S.	29.7%
100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

5.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS EQUITY METHOD INVESTEES

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

Pools 7, 8, 9, 10. On January 6, 2013, New Residential, through joint ventures, agreed to co-invest in Excess MSRs on a portfolio of four pools of residential mortgage loans Nationstar acquired from Bank of America. At the time of acquisition, approximately 53% of the loans in this portfolio were in private label securitizations (“Pool 10”) and the remainder were owned, insured or guaranteed by Fannie Mae (“Pool 7”), Freddie Mac (“Pool 8”) or Ginnie Mae (“Pool 9”). New Residential committed to invest approximately $340 million for a 50% interest in joint ventures which were expected to acquire an approximately 67% interest in the Excess MSRs on these portfolios. The remaining interests in the joint ventures are owned by Fortress-managed funds and the remaining interest of approximately 33% in the Excess MSRs is owned by Nationstar. In September 2013, New Residential and a Fortress-managed fund each invested an additional $13.9 million into the joint venture invested in Pool 10 to acquire

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

an additional 10% in the Excess MSRs held by the joint venture. Nationstar performs all servicing and advancing functions, and it retains the ancillary income, servicing obligations and liabilities associated with this portfolio as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by the joint ventures and Nationstar, subject to certain limitations. New Residential, through co-investments made by its subsidiaries, has separately purchased the servicer advances and the basic fee component of the related MSRs associated with Pool 10. See Note 6 for information on New Residential’s investment in servicer advances with respect to Pool 10.

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

The following tables summarize the investments in Excess MSR joint ventures, accounted for as equity method investees held by New Residential:

March 31, 2014
Excess MSR assets	$673,718
Other assets	7,152
Debt	—
Other liabilities	(4,256)
Equity	$676,614
New Residential’s investment	$338,307
New Residential’s ownership	50.0%

	Three Months Ended March 31,
	2014	2013
Interest income	$18,493	$5,616
Other income (loss)	(5,705)	(3,154)
Expenses	(40)	(524)
Net income	$12,748	$1,938

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

	March 31, 2014
	Unpaid Principal Balance	Investee Interest in Excess MSR	New Residential Interest in Investees	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Life (Years) (C)
MSR Pool 6	$9,628,238	66.7%	50.0%	$37,424	$46,261	12.5%	5.1
MSR Pool 6 - Recapture Agreement	—	66.7%	50.0%	6,922	9,165	12.5%	12.1
MSR Pool 7	30,574,186	66.7%	50.0%	97,392	99,290	12.5%	5.2
MSR Pool 7 - Recapture Agreement	—	66.7%	50.0%	14,156	24,498	12.5%	12.4
MSR Pool 8	13,547,232	66.7%	50.0%	55,107	54,406	12.5%	5.1
MSR Pool 8 - Recapture Agreement	—	66.7%	50.0%	5,836	13,050	12.5%	12.1
MSR Pool 9	29,704,976	66.7%	50.0%	100,528	125,876	12.5%	4.8
MSR Pool 9 - Recapture Agreement	—	66.7%	50.0%	32,271	31,743	12.5%	12.1
MSR Pool 10 (D)	66,582,388	66.7-77.0%	50.0%	196,933	194,571	12.5%	5.4
MSR Pool 10 - Recapture Agreement	—	66.7-77.0%	50.0%	13,658	7,304	12.5%	13.3
MSR Pool 11	17,322,366	66.7%	50.0%	41,804	51,216	12.5%	5.7
MSR Pool 11 - Recapture Agreement	—	66.7%	50.0%	22,849	16,338	12.5%	11.4
	$167,359,386			$624,880	$673,718	12.5%	6.3

(A)	Represents the amortized cost basis of the equity method investees in which New Residential holds a 50% interest. The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.
(B)	Represents the carrying value of the Excess MSRs held in equity method investees, in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools or Recapture Agreements, as applicable.
(C)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	Pool in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2014 (Note 6).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees at March 31, 2014:

State Concentration	Percentage of UPB
California	23.5%
Florida	9.1%
New York	5.4%
Texas	4.9%
Georgia	4.0%
New Jersey	3.8%
Illinois	3.5%
Virginia	3.2%
Maryland	3.1%
Washington	2.8%
Other U.S.	36.7%
100.0%

6.	INVESTMENTS IN SERVICER ADVANCES

On December 17, 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, agreed to purchase $3.2 billion of outstanding servicer advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSR (Pools 10, 17 and 18) (Notes 4 and 5), including the basic fee component of the related MSRs. During the three months ended March 31, 2014, the Buyer also agreed to purchase outstanding servicer advances on a portfolio of loans underlying Pools 5 and 12. As of March 31, 2014, New Residential and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

third-party co-investors had settled $3.4 billion of servicer advances, net of recoveries, financed with $3.1 billion of notes payables outstanding (Note 11). A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer that holds its investments in servicer advances and owned an approximately 33.5% interest in the Buyer as of March 31, 2014. Noncontrolling third-party investors owning the remaining interest in the Buyer have aggregate capital commitments to the Buyer of $390.3 million, which were fully funded as of March 31, 2014. As of March 31, 2014, New Residential had capital commitments to the Buyer of $197.9 million, which were fully funded. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes distributions to the co-investors, including New Residential. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer that holds its investments in servicer advances.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to these pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar is approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

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

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by the Buyer, which New Residential consolidates:

	March 31, 2014				Three Months Ended March 31, 2014
	Amortized Cost Basis	Carrying Value (A)	Weighted Average Yield	Weighted Average Life (Years) (B)	Change in Fair Value Recorded in Other Income
Servicer advances	$3,457,385	$3,457,385	5.8%	3.2	—

(A)	Carrying value represents the fair value of the investments in servicer advances, including the basic fee component of the related MSRs.
(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the servicer advances, and related financing, of the Buyer, which New Residential consolidates as of March 31, 2014:

					Loan-to-Value		Cost of Funds (B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net (A)	Gross	Net
Servicer advances (C)	$79,687,268	$3,430,473	4.3%	$3,142,292	91.6%	90.6%	3.0%	2.2%

(A)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of an interest reserve maintained by the Buyer.
(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

(C)	The following types of advances comprise the investments in servicer advances:

March 31, 2014
Principal and interest advances	$1,615,067
Escrow advances (taxes and insurance advances)	1,393,014
Foreclosure advances	422,392
Total	$3,430,473

Interest income recognized by New Residential related to its investments in servicer advances for the three months ended March 31, 2014 was comprised of the following:

Interest income, gross of amounts attributable to servicer compensation	$67,138
Amounts attributable to servicer compensation	(21,422)
Interest income from investments in servicer advances	$45,716

7.	INVESTMENTS IN REAL ESTATE SECURITIES

During the three months ended March 31, 2014, New Residential acquired $1.4 billion face amount of Non-Agency RMBS for approximately $863.4 million and no new Agency ARM RMBS. New Residential sold Non-Agency RMBS with a face amount of approximately $437.9 million and an amortized cost basis of approximately $244.6 million for approximately $248.5 million, recording a gain on sale of approximately $3.8 million. Furthermore, New Residential sold Agency ARM RMBS with a face amount of $154.2 million and an amortized cost basis of approximately $162.2 million for approximately $162.9 million, recording a gain on sale of approximately $0.7 million.

On March 6, 2014, New Residential and Merrill Lynch, Pierce, Fenner & Smith Incorporated entered into an agreement pursuant to which New Residential agreed to purchase approximately $625 million face amount of Non-Agency residential mortgage securities for approximately $553 million. The purchased securities represent 75% of the mezzanine and subordinate tranches of a securitization previously sponsored by Springleaf. The securitization, including the purchased securities, is collateralized by residential mortgage loans with a face amount of approximately $0.9 billion.

The following is a summary of New Residential’s real estate securities as of March 31, 2014, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
Agency ARM RMBS (E) (F)	$1,085,447	$1,162,098	$4,131	$(3,579)	$1,162,650	109	AAA	3.16%	1.53%	4.3	N/A
Non-Agency RMBS (G)	1,780,864	1,173,195	14,962	(5,586)	1,182,571	121	CC	0.97%	4.68%	8.4	14.9%
Total/Weighted Average (H)	$2,866,311	$2,335,293	$19,093	$(9,165)	$2,345,221	230	BBB-	1.80%	3.49%	6.8

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.
(B)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying four bonds that are no longer rated and four bonds for which New Residential was unable to obtain rating information. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency ARM RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

(D)	Percentage of the outstanding face amount of securities that is subordinate to New Residential’s investments. Excludes Other ABS securities representing 0.2% of the carrying value of the Non-Agency RMBS portfolio.
(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(F)	Amortized cost basis and carrying value include principal receivable of $8.6 million.
(G)	Includes Other ABS securities representing 0.2% of the carrying value of the Non-Agency RMBS portfolio.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
Other ABS	$207,431	$2,160	$60	$—	$2,220	1	N/A	0.21%	4.93%	7.5	N/A

(H)	The total outstanding face amount was $584.0 million for fixed rate securities and $2.3 billion for floating rate securities.

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the three months ended March 31, 2014, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $0.3 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of March 31, 2014.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating (B)	Coupon	Yield	Life (Years)

Less than Twelve Months	$1,165,919	$1,046,734	$(1,090)	$1,045,644	$(8,843)	$1,036,801	80	BBB	1.90%	3.55%	6.2

Twelve or More Months	47,733	51,102	(703)	50,399	(322)	50,077	8	AAA	3.32%	1.40%	3.5

Total/Weighted Average	$1,213,652	$1,097,836	$(1,793)	$1,096,043	$(9,165)	$1,086,878	88	BBB+	1.96%	3.46%	6.1

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of March 31, 2014.
(B)	The rating of securities in an unrealized loss position for less than twelve months excludes the rating of one bond which has not been rated.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2014
		Amortized Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (A)	Non-Credit (B)
Securities New Residential intends to sell (C)	$62,742	$63,825	$(121)	$(1,084)
Securities New Residential is more likely than not to be required to sell (D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	238,162	240,857	(1,793)	(2,695)
Non credit impaired securities	797,997	803,384	—	(5,386)
Total debt securities in an unrealized loss position	$1,098,901	$1,108,066	$(1,914)	$(9,165)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

(A)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, New Residential’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(B)	This amount represents unrealized losses on securities that are due to non-credit factors and recorded through other comprehensive income.
(C)	A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of March 31, 2014.
(D)	New Residential may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, New Residential must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

The following table summarizes the activity related to credit losses on debt securities:

Three Months Ended March 31, 2014
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$2,071
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	104
Additions for credit losses on securities for which an OTTI was not previously recognized	225
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	(607)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$1,793

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS as of March 31, 2014:

Geographic Location (A)	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$452,630	28.8%
Southeastern U.S.	437,365	27.8%
Northeastern U.S.	301,484	19.1%
Midwestern U.S.	248,757	15.8%
Southwestern U.S.	93,646	6.0%
Other (B)	39,551	2.5%
	$1,573,433	100.0%

(A)	Excludes Other ABS securities representing 0.2% of the carrying value of the Non-Agency RMBS portfolio.
(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the three months ended March 31, 2014, the face amount of these real estate securities was $353.0 million, with total expected cash flows of $330.0 million and a fair value of $252.0 million on the dates that New Residential purchased the respective securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, at December 31, 2013 and March 31, 2014:

	Outstanding Face Amount	Carrying Value
March 31, 2014	$787,134	$533,155
December 31, 2013	$729,895	$483,680

The following is a summary of the changes in accretable yield for these securities:

For the Three Months Ended March 31,
2014
Beginning Balance	$143,067
Additions	78,028
Accretion	(3,541)
Reclassifications from non-accretable difference	(577)
Disposals	(32,763)
Ending Balance	$184,214

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

On February 27, 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans with a UPB of approximately $83.1 million as of December 31, 2012. New Residential has invested approximately $35.1 million to acquire a 70% interest in the reverse mortgage loans. Nationstar has co-invested on a pari passu basis with New Residential in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

The following is a summary of residential mortgage loans at March 31, 2014, all of which are classified as held for investment:

	Outstanding Face Amount (A)	Amortized Cost Basis (A)	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon (B)	Weighted Average Life (Years) (C)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (A)(D)
Loan Type
Residential Mortgage Loans Held-for- Investment (E)	$57,818	$34,045	$34,045	321	10.3%	5.1%	3.6	21.7%	$47,919

(A)	Represents a 70% interest New Residential holds in the reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million.
(B)	Represents the stated interest rate on the loans. Accrued interest on reverse mortgage loans is generally added to the principal balance and paid when the loan is resolved.
(C)	The weighted average life is based on the expected timing of the receipt of cash flows.
(D)	Includes loans that have either experienced (i) a termination event or (ii) an event of default, substantially all of which are more than 90 days past the time at which they were considered delinquent or real estate owned (“REO”). Collateral value underlying loans considered delinquent is generally sufficient, however $3.6 million face amount of REO loans, representing New Residential’s 70% interest therein, was on non-accrual status resulting from the uncertainty of cash collections as of March 31, 2014.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

(E)	80% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

Activities related to the carrying value of residential mortgage loans were as follows:

For the Three Months Ended March 31, 2014
Balance at December 31, 2013	$33,539
Purchases/additional fundings	—
Proceeds from repayments	(50)
Accretion of loan discount and other amortization	720
Valuation allowance	(164)
—
Balance at March 31, 2014	$34,045

Activities related to the valuation allowance on residential mortgage loans were as follows:

For the Three Months Ended March 31, 2014
Balance at December 31, 2013	$461
Charge-offs	—
Valuation allowance on loans	164
Balance at March 31, 2014	$625

The table below summarizes the geographic distribution of the underlying residential mortgage loans as of March 31, 2014:

State Concentration	Percentage of Total Outstanding Unpaid Principal Amount
New York	22.3%
Florida	21.4%
Illinois	7.4%
New Jersey	6.9%
California	5.6%
Massachusetts	4.2%
Washington	4.0%
Connecticut	3.9%
Virginia	3.2%
Maryland	2.8%
Other U.S.	18.3%
100.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

In the first quarter of 2014, New Residential invested in portfolios of non-performing loans and financed the transactions with the same counterparties from which it purchased them. New Residential accounts for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, New Residential records a non-hedge derivative instrument on a net basis, with changes in market value recorded as “Other Income” in the Consolidated Statements of Income. For further information on the transactions, see below and Note 10.

On January 15, 2014, New Residential purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $65.6 million at a price of approximately $33.7 million. To finance this purchase, on January 15, 2014, New Residential entered into a $25.3 million repurchase agreement with Credit Suisse. The repurchase agreement, which contains customary covenants and event of default provisions and is subject to margin calls, matures on January 15, 2015. This purchase was accounted for as a linked transaction (Note 10).

On March 28, 2014, New Residential purchased a portfolio of non-performing mortgage loans with a UPB of approximately $7.0 million at a price of approximately $3.8 million. The investment was financed with a $2.5 million master repurchase agreement with RBS. The repurchase agreement, which contains customary covenants and event of default provisions and is subject to margin calls, matures on November 24, 2014. This acquisition is accounted for as a "linked transaction" (Note 10).

9.	INVESTMENTS IN CONSUMER LOAN EQUITY METHOD INVESTEES

On April 1, 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”) a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio includes over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed $2.2 billion ($1.4 billion outstanding as of March 31, 2014) of the approximately $3.0 billion purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion of asset-backed notes for 96% of par. These notes are subordinate to the $2.2 billion of debt issued in April 2013. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio.

The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

March 31, 2014
Consumer loan assets	$2,428,397
Other assets	189,049
Debt (A)	(1,815,734)
Other liabilities	(30,306)
Equity	$771,406
New Residential’s investment	$231,422
New Residential’s ownership	30.0%

(A)	Represents the Class A asset-backed notes with a face amount of $1.4 billion, an interest rate of 3.75% and a maturity of April 2021 and the Class B asset-backed notes with a face amount of $0.4 billion, an interest rate of 4.0% and a maturity of December 2024. Substantially all of the net cash flow generated by the Consumer Loan Companies is required to be used to pay down the Class A notes. When the balance of the outstanding Class A notes is reduced to 50% of the outstanding UPB of the performing consumer loans and the managing member is reimbursed by the consumer loan companies for expenses accumulated up to that date, 70% of the net cash flow generated is required to be used to pay down the Class A notes and the equity holders of the Consumer Loan Companies and holders of the Class B notes will each be entitled to receive 15% of the net cash flow of the Consumer Loan Companies on a periodic basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

Three Months Ended March 31, 2014
Interest income	$142,815
Interest expense	(22,195)
Provision for finance receivable losses	(34,156)
Other expenses, net	(20,452)
Change in fair value of debt	(16,867)
Net income	$49,145
New Residential’s equity in net income	$16,360
New Residential’s ownership	30.0%

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	March 31, 2014
	Unpaid Principal Balance	Interest in Consumer Loan Companies	Carrying Value (A)	Weighted Average Coupon (B)	Weighted Average Asset Yield	Weighted Average Expected Life (Years) (C)
Consumer Loans	$3,098,138	30.0%	$2,428,397	18.1%	15.9%	3.2

(A)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.
(B)	Substantially all of the cash flows received on the loans is required to be used to make payments on the notes described above.
(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

New Residential’s investments in consumer loans, equity method investees changed during the three months ended March 31, 2014 as follows:

For the Three Months Ended March 31, 2014
Balance at December 31, 2013	$215,062
Contributions to equity method investees	—
Distributions of earnings from equity method investees	—
Distributions of capital from equity method investees	—
Earnings from investments in consumer loan equity method investees	16,360
Balance at March 31, 2014	$231,422

10.	DERIVATIVES

As of March 31, 2014, New Residential’s derivative instruments include both economic hedges that were not designated as hedges for accounting purposes as well as non-performing loans accounted for as linked transactions that were not entered into for risk management purposes or for hedging activity. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors. New Residential’s credit risk with respect to economic hedges and linked transactions is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

As of March 31, 2014, New Residential also held to-be-announced forward contract positions (“TBAs”) with $850.0 million in a long notional amount of Agency RMBS and $975.0 million in short notional amount of Agency RMBS, and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. In addition, as of March 31, 2014, New Residential held a $300.0 million short position of 3-year forward U.S. Treasury (“U.S.T.”) notes, and $100.0 million notional exposure of an interest rate swap. New Residential’s net short position in TBAs of $125.0 million notional, 3-year forward U.S.T. short position, and interest rate swaps were entered into as economic hedges in order to mitigate New Residential’s interest rate risk assumed as part of its purchased securities with Merrill Lynch, Pierce, Fenner & Smith Incorporated that were previously sponsored by Springleaf, and planned resecuritization of certain Non-Agency RMBS. Furthermore, New Residential’s interest swaps are subject to certain customary margin requirements.

New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		March 31,	December 31,
	Balance Sheet Location	2014	2013
Derivative assets
Real Estate Securities (A)	Derivative assets	$—	$1,452
Non-Performing Loans (A)	Derivative assets	44,271	34,474
TBAs	Derivative assets	362	—
U.S.T. Short Positions	Derivative assets	407	—
		$45,040	$35,926

Derivative liabilities
Interest Rate Swaps	Other liabilities	$84	$—
		$84	$—

(A)	Investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions and are reflected as derivatives.

The following table summarizes information related to derivatives:

	March 31,	December 31,
	2014	2013
Notional amount of Non-Performing Loans (A)	$228,540	$164,598
Notional amount of U.S.T. Short Positions	300,000	—
Notional amount of Interest Rate Swap Agreements (B)	100,000	—
Notional amount of Real Estate Securities (C)	—	10,000

Notional amount of TBAs, long position (D)	$850,000	$—
Notional amount of TBAs, short position (D)	975,000	—
Notional amount of TBAs, net	$(125,000)	$—

(A)	Represents the UPB of the underlying loans of the non-performing loan pools within linked transactions.
(B)	Receives LIBOR and pays a fixed rate.
(C)	Represents the current face amount of the real estate securities within linked transactions.
(D)	Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes gains (losses) recorded in relation to derivatives:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

		For the Three Months Ended March 31,
	Income Statement Location	2014	2013
Non-Performing Loans (A)	Other income (loss)	$671	$—
TBAs	Other income (loss)	362	—
U.S.T. Short Positions	Other income (loss)	408	—
Interest Rate Swaps	Other income (loss)	(84)	—
		$1,357	$—

(A)	Investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions and are reflected as derivatives.

The following table presents both gross and net information about linked transactions:

	March 31,	December 31,
	2014	2013
Non-Performing Loans
Non-performing loan assets, at fair value (A)	$128,957	$95,014
Repurchase agreements (B)	84,686	60,540
	44,271	34,474
Real Estate Securities
Real estate securities, at fair value (C)	—	9,952
Repurchase agreements (B)	—	8,500
	—	1,452
Net assets recognized as linked transactions	$44,271	$35,926

(A)	Non-performing loans that had a UPB of $228.5 million as of March 31, 2014, which represents the notional amount of the linked transaction and accrued interest.
(B)	Represents carrying amount that approximates fair value.
(C)	Real estate securities that had a current face amount of $10.0 million as of December 31, 2013, which represents the notional amount of the linked transaction.

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

March 31, 2014 (A)
							Collateral
Debt Obligations/ Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements (B)
Agency ARM RMBS (C)	Various	$1,117,592	$1,117,592	Jun-14	0.34%	0.3	$1,085,447	$1,153,504	$1,154,057	4.3
Non-Agency RMBS (D)	Various	883,002	883,002	Apr-14 to Oct-14	1.98%	0.1	1,501,192	1,156,794	1,163,721	8.8
Consumer Loans (E)	Jan-14	142,500	142,500	Jun-14	4.16%	0.3	N/A	N/A	231,422	3.2
Total Repurchase Agreements		2,143,094	2,143,094		1.27%	0.2
Notes Payable
Secured Corporate Loan (F)	Dec-13	69,055	69,055	May-14	4.16%	0.2	35,823,960	124,379	147,702	6.0
Servicer Advances (G)	Various	3,142,292	3,142,292	Sep-14 to Mar-17	3.01%	1.2	3,430,473	3,457,385	3,457,385	3.2
Residential Mortgage Loans (H)	Dec-13	23,458	23,458	Sep-14	3.41%	0.5	57,818	34,045	34,045	3.6
Total Notes Payable		3,234,805	3,234,805		3.03%	1.1
Total		$5,377,899	$5,377,899		2.33%	0.8

(A)	Excludes debt related to linked transactions (Note 10).
(B)	These repurchase agreements had approximately $0.7 million of associated accrued interest payable as of March 31, 2014.
(C)	The counterparties of these repurchase agreements are Mizuho ($160.8 million), Morgan Stanley ($160.5 million), Daiwa ($315.0 million) and Jefferies ($481.3 million) and were subject to customary margin call provisions.
(D)	The counterparties of these repurchase agreements are Barclays ($34.7 million), Credit Suisse ($132.3 million), Royal Bank of Scotland ($42.5 million), Bank of America ($459.9 million), Goldman Sachs ($83.3 million), UBS ($74.6 million) and Royal Bank of Canada

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

($55.7 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates. Includes $103.2 million borrowed under a master repurchase agreement, which bears interest at one-month LIBOR plus 1.75%.
(E)	The repurchase agreement is payable to Credit Suisse and bears interest equal to one-month LIBOR plus 4.0%.
(F)	The loan bears interest equal to one-month LIBOR plus 4.0%. The outstanding face of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan, which is subject to monthly principal amortization payments.
(G)	The notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.3% to 2.5%.
(H)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the servicer advances, such collateral is not available to other creditors of New Residential.

As of March 31, 2014, New Residential held TBA positions with $850.0 million in a long notional amount of Agency RMBS and $975.0 million in short notional amount of Agency RMBS, and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

On January 8, 2014, New Residential financed all of its ownership interest in each of the Consumer Loan Companies under a $150.0 million master repurchase agreement with Credit Suisse Securities (USA) LLC which matures on June 30, 2014. Borrowings under the facility bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 4.00%. The facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.

On March 31, 2014, New Residential obtained approximately $415 million in financing from Merrill Lynch, Pierce, Fenner & Smith Incorporated (a wholly-owned subsidiary of Bank of America) to settle its purchase of approximately $625 million face amount of Non-Agency RMBS for approximately $553 million, which represents 75% of the mezzanine and subordinate tranches of a securitization previously sponsored by an affiliate of Springleaf. The securitization is collateralized by residential mortgage loans with a face amount of approximately $0.9 billion. Merrill Lynch, Pierce, Fenner & Smith Incorporated purchased the remaining 25% of the mezzanine and subordinate tranches on the securitization on the same terms as New Residential’s purchase.

In March 2014, the Buyer prepaid all of the notes issued pursuant to one servicer advance facility and a portion of the notes issued pursuant to another servicer advance facility. The notes were prepaid with the proceeds of new notes issued pursuant to an advance receivables trust (the “NRART Master Trust”) that issued (i) variable funding notes (“VFNs”) with borrowing capacity of up to $1.1 billion and (ii) $1.0 billion of term notes (“Term Notes”) to institutional investors. The VFNs generally bear interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.375% to 2.5% depending on the class of the notes. The expected repayment date of the VFNs is March 2015. The Term Notes generally bear interest at approximately 2.0% and have expected repayment dates in March 2015 and March 2017. The VFNs and the Term Notes are secured by servicer advances, and the financing is nonrecourse to the Buyer, except for customary recourse provisions.

Maturities

New Residential’s debt obligations as of March 31, 2014 had contractual maturities as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

Year	Nonrecourse	Recourse (A)	Total
April 1 through December 31, 2014	$1,633,561	$2,145,202	$3,778,763
2015	1,101,336	—	1,101,336
2016	—	—	—
2017	497,800	—	497,800
	$3,232,697	$2,145,202	$5,377,899

(A)	Excludes recourse debt related to linked transactions (Note 10).

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of March 31, 2014:

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans (A)	Real Estate Loans	$300,000	$59,190	$240,810
Notes Payable
Secured Corporate Loan	Excess MSRs	75,000	69,055	5,945
Servicer Advances (B)	Servicer Advances	4,647,900	3,142,292	1,505,608
		$5,022,900	$3,270,537	$1,752,363

(A)	Financing related to linked transaction (Note 10).
(B)	New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions. New Residential pays a 0.5% fee on the unused borrowing capacity.

New Residential was in compliance with all of its debt covenants as of March 31, 2014.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2014 were as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

				Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value (A)	$84,678,978	$341,704	$—	$—	$341,704	$341,704
Excess mortgage servicing rights, equity method investees, at fair value (A)	167,359,386	338,307	—	—	338,307	338,307
Servicer advances	3,430,473	3,457,385	—	—	3,457,385	3,457,385
Real estate securities, available-for-sale	2,866,311	2,345,221	—	1,162,650	1,182,571	2,345,221
Residential mortgage loans, held for investment (B)	57,818	34,045	—	—	34,045	34,045
Non-hedge derivative investments (C)	228,540	45,040	—	769	44,271	45,040
Cash and cash equivalents	140,495	140,495	140,495	—	—	140,495
Restricted cash	34,607	34,607	34,607	—	—	34,607
	$258,796,608	$6,736,804	$175,102	$1,163,419	$5,398,283	$6,736,804
Liabilities:
Repurchase agreements	$2,143,094	$2,143,094	$—	$2,000,594	$142,500	$2,143,094
Notes payable	3,234,805	3,234,805	—	—	3,234,805	3,234,805
	$5,377,899	$5,377,899	$—	$2,000,594	$3,377,305	$5,377,899

(A)	The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)	Represents New Residential’s 70% interest in the total unpaid principal balance of the Residential Mortgage Loans.
(C)	Notional amount consists of the aggregate current face and UPB amounts of the securities and loans, respectively, that comprise the asset portion of the linked transaction.

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2014 as follows:

	Level 3
	Excess MSRs (A)		Excess MSRs in Equity Method Investees(A) (B)
	Agency	Non-Agency	Agency	Non-Agency	Servicer Advances	Non-Agency RMBS	Linked Transactions	Total
Balance at December 31, 2013	$144,660	$179,491	$245,399	$107,367	$2,665,551	$570,425	$35,926	$3,948,819
Transfers (C)								—
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income								—
Included in other-than-temporary impairment (“OTTI”) on securities (D)	—	—	—	—	—	(328)	—	(328)
Included in change in fair value of investments in excess mortgage servicing rights (D)	(545)	7,147	—	—	—	—	—	6,602

Included in change in fair value of investments in excess mortgage servicing rights, equity method investees (D)	—	—	(739)	(2,114)	—	—	—	(2,853)
Included in gain on settlement of investments	—	—	—	—	—	3,810	—	3,810
Included in other income (D)	—	—	—	—	—	—	671	671
Gains (losses) included in other comprehensive income, net of tax (E)	—	—	—	—	—	5,710	43	5,753
Interest income	4,747	9,069	6,721	2,526	45,716	2,007	—	70,786
Purchases, sales and repayments								—
Purchases	—	19,132	—	—	2,205,070	863,291	9,758	3,097,251
Purchase adjustments	(60)	—	—	—	—	—	—	(60)
Proceeds from sales	—	—	—	—	—	(248,454)	(1,495)	(249,949)
Proceeds from repayments	(8,937)	(13,000)	(14,044)	(6,809)	(1,458,952)	(13,890)	(632)	(1,516,264)
Balance at March 31, 2014	$139,865	$201,839	$237,337	$100,970	$3,457,385	$1,182,571	$44,271	$5,364,238

(A)	Includes the Recapture Agreement for each respective pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.
(D)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(E)	These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.

Investments in Excess MSRs Valuation

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs owned directly and through equity method investees as of March 31, 2014:

	Significant Inputs
Held Directly (Note 4)	Prepayment Speed (A)	Delinquency (B)		Recapture Rate (C)	Excess Mortgage Servicing Amount (bps)(D)	Discount Rate
MSR Pool 1	12.4%	8.7%		35.4%	26	12.5%
MSR Pool 1 - Recapture Agreement	8.0%	5.0%		35.0%	21	12.5%
MSR Pool 2	12.6%	10.0%		35.5%	22	12.5%
MSR Pool 2 - Recapture Agreement	8.0%	5.0%		35.0%	21	12.5%
MSR Pool 3	12.8%	11.0%		35.5%	22	12.5%
MSR Pool 3 - Recapture Agreement	8.0%	5.0%		35.0%	21	12.5%
MSR Pool 4	15.5%	14.8%		36.5%	17	12.5%
MSR Pool 4 - Recapture Agreement	8.0%	5.0%		35.0%	21	12.5%
MSR Pool 5	11.5%	N/A	(E)	9.3%	14	12.5%
MSR Pool 5 - Recapture Agreement	8.0%	N/A	(E)	35.0%	21	12.5%
MSR Pool 11 - Recapture Agreement	7.8%	5.0%		35.0%	19	12.5%
MSR Pool 12	16.0%	N/A	(E)	9.0%	26	12.5%
MSR Pool 12 - Recapture Agreement	8.0%	N/A	(E)	35.0%	19	12.5%
MSR Pool 17	11.4%	N/A	(E)	9.3%	19	12.5%
MSR Pool 17 - Recapture Agreement	8.0%	N/A	(E)	35.0%	19	12.5%
MSR Pool 18	15.0%	N/A	(E)	9.0%	16	12.5%
MSR Pool 18 - Recapture Agreement	8.0%	N/A	(E)	35.0%	19	12.5%

Held through Equity Method Investees (Note 5)
MSR Pool 6	15.4%	7.7%		30.5%	25	12.5%
MSR Pool 6 - Recapture Agreement	8.0%	5.0%		35.0%	23	12.5%
MSR Pool 7	12.8%	7.8%		35.6%	15	12.5%
MSR Pool 7 - Recapture Agreement	8.0%	5.0%		35.0%	19	12.5%
MSR Pool 8	13.9%	6.7%		35.5%	19	12.5%
MSR Pool 8 - Recapture Agreement	8.0%	5.0%		35.0%	19	12.5%
MSR Pool 9	15.7%	5.0%		30.1%	22	12.5%
MSR Pool 9 - Recapture Agreement	8.0%	5.0%		35.0%	26	12.5%
MSR Pool 10	11.3%	N/A	(E)	9.3%	11	12.5%
MSR Pool 10 - Recapture Agreement	8.0%	N/A	(E)	35.0%	19	12.5%
MSR Pool 11	13.9%	10.0%		36.0%	15	12.5%
MSR Pool 11 - Recapture Agreement	8.0%	5.0%		35.0%	19	12.5%

(A)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.
(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.
(D)	Weighted average total mortgage servicing amount in excess of the basic fee.
(E)	The Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

Excess Mortgage Servicing Rights Equity Method Investees Valuation

New Residential’s investments in equity method investees measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2014 as follows:

Balance at December 31, 2013	$352,766
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(11,940)
Distributions of capital from equity method investees	(8,893)
Change in fair value of investments in equity method investees	6,374
Balance at March 31, 2014	$338,307

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the servicer advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed	Delinquency	Mortgage Servicing Amount		Discount Rate
March 31, 2014	2.3%	15.0%	17.0%	19.8	bps	5.8%
December 31, 2013	2.7%	13.3%	20.0%	21.2	bps	5.6%

Real Estate Securities Valuation

As of March 31, 2013, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes (A)	Total	Level

Agency ARM RMBS	$1,085,447	$1,162,098	$1,162,650	$1,162,650	2
Non-Agency RMBS	1,780,864	1,173,195	1,182,571	1,182,571	3
Total	$2,866,311	$2,335,293	$2,345,221	$2,345,221

(A)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. Management selected one of the quotes received as being most representative of the fair value and did not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes New Residential receives. Management believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, management selects one of the quotes which is believed to more accurately reflect fair value. New Residential never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

 Residential Mortgage Loans for Which Fair Value is Only Disclosed

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

The following table summarizes the inputs used in valuing reverse mortgage loans as of March 31, 2014:

					Significant Inputs
Loan Type	Outstanding Face Amount (A)	Carrying Value (A)	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years) (B)

Reverse Mortgage Loans	$57,818	$34,045	$34,045	$164	10.3%	3.6

(A)	Represents a 70% interest New Residential holds in the reverse mortgage loans.
(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

Derivative Valuation

New Residential financed certain investments with the same counterparty from which it purchased those investments, and accounts for the contemporaneous purchase of the investments and the associated financings as linked transactions (Note 10). The linked transactions are valued on a net basis considering their underlying components, the investment value and the related repurchase financing agreement value, generally determined consistently with the relevant instruments as described in this note. Values of investments in non-performing loans are estimated based on a discounted cash flow analysis using internal pricing models that employ market-based assumptions regarding the timing and amount of expected cash flows primarily based upon the performance of the loan pool and liquidation attributes. The linked transactions, which are categorized as Level 3, are recorded as a non-hedge derivative instrument on a net basis.

New Residential also enters into economic hedges including interest rate swaps and U.S.T. short positions, which are categorized as Level 2 in the valuation hierarchy. Management generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are categorized as Level 2.

Liabilities for Which Fair Value is Only Disclosed

Repurchase agreements and notes payable are not measured at fair value; however, management believes that their carrying value approximates fair value. Repurchase agreements and notes payable are generally considered to be Level 2 and Level 3 in the valuation hierarchy, respectively, with significant valuation variables including the amount and timing of expected cash flows, interest rates and collateral funding spreads.

Short-term repurchase agreements and notes payable have an estimated fair value equal to their carrying value due to their short duration and generally floating interest rates. Longer-term notes payable, representing the securitized portion of the servicer advance financing, are valued based on internal models utilizing both observable and unobservable inputs. As of March 31, 2014, these recently issued notes also have an estimated fair value equal to their carrying value since market interest rates and spreads have not fluctuated significantly since their issuance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

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

For recent activity related to New Residential’s common stock and options thereon, see Note 18.

On December 17, 2013, New Residential declared a quarterly dividend of $0.175 per common share and a special cash dividend of $0.075 per common share, totaling $63.3 million, for the quarter ended December 31, 2013. The combined dividend of $0.25 was paid on January 31, 2014. On March 19, 2014, New Residential declared a quarterly dividend of $0.175 per common share, or $44.3 million, for the quarter ended March 31, 2014, which was paid in April 2014.

Approximately 5.3 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2014.

Option Plan

New Residential’s outstanding options at March 31, 2014 consisted of the following:

	Number of Options	Strike Price	Maturity Date
	343,275	$13.86	05/25/14
	162,500	16.95	11/22/14
	330,000	15.97	01/12/15
	2,000	16.68	08/01/15
	170,000	15.87	11/01/16
	242,000	16.90	01/23/17
	456,000	14.96	04/11/17
	1,580,166	3.29	03/29/21
	2,424,833	2.49	09/27/21
	2,000	2.74	12/20/21
	1,867,167	3.41	04/03/22
	2,265,000	3.67	05/21/22
	2,499,167	3.67	07/31/22
	5,750,000	5.12	01/11/23
	2,300,000	5.74	02/15/23
	8,000	6.79	06/02/23
Total/Weighted Average	20,402,108	$5.11

As of March 31, 2014, New Residential’s outstanding options were summarized as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

Held by the Manager	15,232,638
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	5,157,470
Issued to the independent directors	12,000
Total	20,402,108

For recent activities related to option exercises, see Note 18.

Income and Earnings Per Share

Net income earned prior to the spin-off is included in additional paid-in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off.

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2014, based on the treasury stock method, New Residential had 6,630,915 dilutive common stock equivalents. During the three months ended March 31, 2013, New Residential did not have any dilutive common stock equivalents outstanding.

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

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investments in servicer advances (Note 6).

14.	COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of March 31, 2014, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential.

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

Capital Commitments — As of March 31, 2014, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to March 31, 2014, including investments in residential mortgage loans):

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

Excess MSRs — As of March 31, 2014, New Residential had outstanding capital commitments of $26.0 million related to the acquisition of four pools (Pools 13-16) of Excess MSRs on portfolios comprised of Fannie Mae and Freddie Mac residential mortgage loans. See Notes 4 and 5 for information on New Residential’s investments in excess MSRs, as well as Note 18 for Excess MSR pools subsequently closed.

Servicer Advances — New Residential and third-party co-investors agreed to purchase, through the Buyer, future servicer advances related to the Non-Agency mortgage loans. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Note 6 for information on New Residential’s investments in servicer advances.

Debt Covenants — New Residential’s debt obligations contain various customary loan covenants (Notes 8 & 11).

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

15.	TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Due to affiliate is comprised of the following amounts:

	March 31, 2014	December 31, 2013
Management fees	$1,495	$1,495
Incentive compensation	5,855	16,847
Expense reimbursements and other	647	827
	$7,997	$19,169

Affiliate expenses and fees were comprised of:

	Three Months Ended March 31,
	2014	2013
Management fees	$4,486	$2,325
Incentive compensation	3,338	—
Expense reimbursements (A)	125	—
Total	$7,949	$2,325

(A)	Included in General and Administrative Expenses in the Consolidated Statements of Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of March 31, 2014, a total face amount of $900.0 million of New Residential’s Non-Agency portfolio was serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $12.2 billion as of March 31, 2014.

See Notes 9 and 18 for a discussion of a transaction with Springleaf.

16.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended March 31, 2014
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(4,492)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	328
Total reclassifications		$(4,164)

17.	INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2014	2013
Current:
Federal	$217	$—
State and Local	70	—
Total Current Provision	287	—
Deferred:
Federal	—	—
State and Local	—	—
Total Deferred Provision	—	—
Total Provision for Income Taxes	$287	$—

New Residential intends to qualify as a REIT for the tax years ending December 31, 2013 and 2014. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential was a wholly owned subsidiary of Newcastle until May 15, 2013 and, as a qualified REIT subsidiary, was a disregarded entity until such date. As a result, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2013.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

New Residential has made certain investments, particularly its investments in servicer advances (Note 6), through TRSs and is subject to regular corporate income taxes on these investments. New Residential and its TRSs will file income tax returns with the U.S. federal government and various state and local jurisdictions for the tax years ending December 31, 2013 and 2014. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

18.	RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Excess MSRs

On May 12, 2014 New Residential invested approximately $34.0 million to acquire a one-third interest in the Excess MSRs on each of three portfolios of GSE residential mortgage loans (Pools 14, 16 and 19) with an aggregate UPB of $12.9 billion. Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. On May 13, 2014, New Residential invested approximately $2.2 million to acquire a one-third interest in the Excess MSRs on a portfolio of GSE residential mortgage loans (Pool 20) with an aggregate UPB of $0.7 billion. Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs.

Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of these investments, to the extent that any loans in the portfolios are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

New Residential has remaining commitments of $20.8 million to invest in Excess MSRs on portfolios of GSE residential mortgages comprised of two pools (Pools 13 and 15) with an aggregate outstanding unpaid principal balance of approximately $8.3 billion that New Residential committed to in 2013. Commitments related to GSE residential mortgage loans are contingent upon GSE approval of Nationstar to service such loans and transfer Excess MSRs to New Residential.

Servicer Advances

Subsequent to March 31, 2014 and prior to May 5, 2014, the Buyer funded a total of $911.0 million of servicer advances, including the purchase of $617.5 million of additional advances described below, and recovered $545.2 million of existing servicer advances. Notes payable outstanding increased by $346.9 million and restricted cash increased approximately $5.0 million in relation to these fundings. Additionally, the Buyer received $12.3 million from Nationstar to satisfy a targeted return shortfall.

On May 2, 2014, the Buyer received $86.4 million from New Residential to fund the purchase of $617.5 million of additional servicer advances, which were financed with a new note issued to Morgan Stanley bearing interest at a rate equal 2.10% and maturing in May 2016. As of May 2, 2014, the principal balance of this note was approximately $580.5 million.

Real Estate Securities

Subsequent to March 31, 2014, New Residential acquired Agency ARM RMBS with an aggregate face amount of approximately $223.9 million for approximately $238.1 million, financed with repurchase agreements. Furthermore, New Residential acquired Non-Agency RMBS with an aggregate face amount of approximately $50.7 million for approximately $14.2 million, financed with repurchase agreements. New Residential sold no Agency ARM RMBS and sold Non-Agency RMBS with a face amount of $207.1 million and an amortized cost basis of approximately $138.5 million for approximately $145.0 million and recorded a gain of $6.5 million.

Subsequent to March 31, 2014, New Residential acquired additional net short TBA positions that increased our net short notional position by $30.0 million of Agency RMBS, and any amounts or obligations owed by or to

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(dollars in tables in thousands, except share data)

New Residential are subject to the right of set-off with the TBA counterparty. New Residential also entered into two additional interest rate swaps with a total notional amount of $400.0 million in order to mitigate New Residential’s interest rate risk assumed as part of its purchased securities with Merrill Lynch, Pierce, Fenner & Smith Incorporated that were previously sponsored by Springleaf, and its planned resecuritization of certain Non-Agency RMBS.

Other Investments

Subsequent to March 31, 2014, New Residential paid down approximately $7.5 million of the master repurchase agreement secured by its ownership interest in the consumer loan companies.

Corporate Activities

On March 19, 2014, New Residential’s board of directors declared a first quarter 2014 dividend of $0.175 per share of common stock, or $44.3 million, which was paid on April 30, 2014 to stockholders of record as of March 31, 2014.

In April 2014, New Residential issued 27,750,000 shares of its common stock in a public offering at a price to the public of $6.10 per share for net proceeds of approximately $164.1 million. One of New Residential’s executive officers participated in this offering and purchased an additional 1,000,000 shares at the public offering price for net proceeds of approximately $6.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager to purchase 2,875,000 shares of New Residential’s common stock at a price of $6.10, which had a fair value of approximately $1.4 million as of the grant date. The assumptions used in valuing the options were: a 2.87% risk-free rate, a 12.584% dividend yield, 25.66% volatility and a 10 year term.

An employee of the Manager exercised 215,000 options with a weighted average exercise price of $2.81 on May 7, 2014. Upon exercise, 215,000 shares of common stock of New Residential were issued.

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

GENERAL

New Residential is a publicly traded REIT (NYSE: NRZ) primarily focused on investing in residential mortgage related assets. We became an independent public company following our spin-off from Newcastle on May 15, 2013. We are externally managed by an affiliate of Fortress. Our goal is to drive strong risk-adjusted returns primarily through investments in servicing related assets, residential securities and loans and other investments including, but not limited to, Excess MSRs, servicer advances, real estate securities and real estate loans. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive returns for our stockholders without the excessive use of financial leverage.

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below under “—Our Portfolio.”

Market CONsiderations

Various market factors, which are outside of our control, affect our results of operations and financial condition. One such factor is developments in the U.S. residential housing market, which we believe are generating significant investment opportunities. Since the 2008 financial crisis, the residential mortgage industry has been undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. Historically, the majority of the approximately $10 trillion mortgage market has been serviced by large banks, which generally focus on conventional mortgages with low delinquency rates. This has allowed for low-cost routine payment processing and required minimal borrower interaction. Following the credit crisis, the need for “high-touch” specialty servicers, such as Nationstar, increased as loan performance declined, delinquencies rose and servicing complexities broadened. Specialty servicers have proven more willing and better equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.

Since 2010, banks have sold or committed to sell MSRs totaling more than $1 trillion. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. Approximately 77% of MSRs were owned by banks as of the fourth quarter of 2013, according to Inside Mortgage Finance. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment. As a result, we believe the volume of MSR sales is likely to be substantial for some period of time.

We estimate that MSRs on approximately $200 – 300 billion of mortgages are currently for sale, which would require a capital investment of approximately $2 – 3 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations, such as Nationstar, will continue to sell a portion of the Excess MSRs or other servicing assets, such as advances. We also estimate that approximately $1 – 2 trillion of MSRs could be sold over the next several years. In addition, approximately $1.2 trillion of new loans are expected to be created annually, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for these assets has driven prices higher recently. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

Beginning in April 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the fourth quarter of 2013, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public trusts or PLS, and are referred to as Non-Agency RMBS.

Since the onset of the financial crisis in 2007, there has been significant volatility in the prices for Non-Agency RMBS, which resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have started to recover from their lows, from time to time there may be opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. Furthermore, we believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We intend to pursue opportunities to structure transactions that would enable us to realize this difference. We actively monitor the market for Non-Agency RMBS and our portfolio to determine when to strategically purchase and sell Non-Agency RMBS from time to time. We currently expect that the size of our Non-Agency portfolio will fluctuate depending primarily on our Manager’s assessment of expected yields and alternative investment opportunities. The primary causes of mark-to-market changes in our RMBS portfolio are changes in interest rates and credit spreads.

Interest rates have risen significantly in recent months and may continue to increase, although the timing of any further increases is uncertain. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. However, prepayment speeds and delinquencies could increase even in the current interest rate environment, as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reasons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the first quarter of 2014, the fair value of our investments in Excess MSRs (directly and through equity method investees) increased by approximately $3.6 million and the weighted average discount rate of the portfolio remained relatively unchanged at 12.5%.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency ARM and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency ARM RMBS portfolio as of March 31, 2014 was 1.19%, compared to 0.94% as of December 31, 2013. The net interest spread on our Non-Agency RMBS portfolio as of March 31, 2014 was 2.67%, compared to 2.83% as of December 31, 2013.

In November 2013, we made our first investment in non-performing loans. We are seeing substantial volumes of distressed residential mortgage loan sales.

Credit performance also affects the value of our portfolio. Higher rates of delinquency and/or defaults can reduce the value of our Excess MSRs, Non-Agency RMBS, Agency RMBS and loan portfolios. For our Excess MSRs on Agency portfolios and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan; defaults have an effect similar to prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal.

Credit spreads continued to decrease, or “tighten,” in the first quarter of 2014 relative to the fourth quarter of 2013, which has had a favorable impact on the value of our securities and loan portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

			Percentage of		Weighted
		Amortized	Total		Average
	Outstanding	Cost Basis	Amortized	Carrying	Life (years)
	Face Amount	(A)	Cost Basis	Value	(B)
Investments in:
Excess MSRs (C)	$252,038,364	$584,822	9.1%	$680,011	6.1
Servicer Advances (C)	3,430,473	3,457,385	53.9%	3,457,385	3.2
Agency ARM RMBS	1,085,447	1,162,098	18.1%	1,162,650	4.3
Non-Agency RMBS	1,780,864	1,173,195	18.3%	1,182,571	8.4
Residential Mortgage Loans	57,818	34,045	0.6%	34,045	3.6
Consumer Loans (C)	3,098,138	N/A	N/A	231,422	3.2
Total/ Weighted Average	$261,491,104	$6,411,545	100.0%	$6,748,084	4.6

Reconciliation to GAAP total assets:
Cash and restricted cash				175,102
Derivative assets				45,040
Other assets				30,608

GAAP total assets				$6,998,834

(A)	Net of impairment.
(B)	Weighted average life is based on the timing of expected principal reduction on the asset.
(C)	The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

Servicing Related Assets

Excess MSRs

As of March 31, 2014, we had approximately $680.0 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of March 31, 2014, our completed investments represent an effective 33% to 80% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $252.0 billion. Nationstar is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee in exchange for providing all servicing functions. In addition, Nationstar retains a 20% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. In our capacity as owner of the Excess MSR, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios (Pools 5, 10, 12, 17 and 18) underlying our Excess MSR investments. See “—Servicer Advances” below.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of March 31, 2014.

Summary of Direct Excess MSR Investments as of March 31, 2014

					MSR Component(A)					Excess MSR
	Investment Date	Initial UPB (bn)	Current UPB (bn)(B)	Loan Type(C)	MSR (bps)		Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Pool 1	Dec-11	$9.9	$6.6	GSE	32	bps	26	bps	65%	$43.7	$41.5
Pool 2	Jun-12	10.4	7.7	GSE	30		22		65%	42.3	40.3
Pool 3	Jun-12	9.8	7.6	GSE	30		22		65%	36.2	37.9
Pool 4	Jun-12	6.3	4.9	GSE	26		17		65%	15.4	17.5
Pool 5(D)	Jun-12	47.6	35.8	PLS	33		14		80%	151.5	147.7
Pool 11 (direct portion)(E)	May-13	—	0.5	GSE	25		19		67%	2.4	2.6
Pool 12(D)	Sep-13	5.4	5.0	PLS	50		26		40%	17.4	17.5
Pool 17(D)	Jan-14	8.1	8.1	PLS	34		19		33%	19.1	19.1
Pool 18(D)	Nov-13	9.2	8.5	PLS	37		16		40%	17.0	17.6
Total/Weighted Average		$106.7	$84.7		33	bps	18	bps		$345.0	$341.7

(A)	The MSR is a weighted average as of March 31, 2014, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)	As of March 31, 2014.
(C)	“GSE” refers to loans in Fannie Mae or Freddie Mac securitizations. “PLS” refers to loans in private label securitizations.
(D)	Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2014 (Note 6 to our consolidated financial statements included herein).
(E)	A portion of our investment in Pool 11 was made as a direct investment, and the remainder was made as an investment through a joint venture accounted for as an equity method investee, as described in the chart below. The direct investment in Pool 11 includes loans that, upon refinancing by a third-party, became serviced by Nationstar and subject to a 67% Excess MSR owned by us.

Summary Excess MSR Investments Through Equity Method Investees as of March 31, 2014

					MSR Component(A)
	Commitment/ Investment Date	Initial UPB (bn)	Current UPB (bn)(B)	Loan Type(C)	MSR (bps)		Excess MSR (bps)		NRZ Interest in Investee (%)	Investee Interest in Excess MSR (%) (D)	NRZ Effective Ownership (%)(D)	Investee Carrying Value (mm)
Pool 6	Jan-13	$13.0	$9.6	GM	40	bps	25	bps	50%	67%	33.5%	$55.4
Pool 7	Jan-13	38.0	30.6	GSE	26		15		50%	67%	33.5%	123.8
Pool 8	Jan-13	17.6	13.5	GSE	28		19		50%	67%	33.5%	67.5
Pool 9	Jan-13	33.8	29.7	GM	39		22		50%	67%	33.5%	157.6
Pool 10(E)	Jan-13	75.6	66.7	PLS	34		11		50%	67-77%	33.5-38.5%	201.8
Pool 11 (indirect portion)(F)	May-13	22.8	17.3	GSE	25		15		50%	67%	33.5%	67.6
Total/Weighted Average		$200.8	$167.4		32	bps	16	bps				$673.7

(A)	The MSR is a weighted average as of March 31, 2014, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)	As of March 31, 2014.
(C)	“GM” refers to loans in Ginnie Mae securitizations. “GSE” refers to loans in Fannie Mae or Freddie Mac securitizations. “PLS” refers to loans in private label securitizations.
(D)	The equity method investee purchased an additional interest in a portion of Pool 10. Investee interest in Excess MSR and NRZ effective ownership in Pool 10 represent the range of ownership interests in the pool.
(E)	Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2013 (Note 6 to our consolidated financial statements included herein).
(F)	A portion of our investment in Pool 11 was made as a direct investment and the remainder was made as an investment through a joint venture accounted for as an equity method investee, as described in the chart above.

The tables below summarize the terms of our investments in Excess MSRs that were not yet completed as of May 12, 2014:

Summary of Pending Excess MSR Investments (Committed but Not Closed)

					MSR Component(A)

	Commitment Date	Initial UPB (bn)	Current UPB (bn)(B)	Loan Type(C)	MSR (bps)		Excess MSR (bps)		NRZ Interest in Investee (%)	Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)(D)
Pool 13 (Direct Investment)	Nov-13	$6.1	$6.1	GSE	25	bps	19	bps	N/A	33%	$14.5
Pool 15 (Direct Investment)	Nov-13	2.2	2.2	GSE	37		27		N/A	33%	6.3
Pool 20 (Direct Investment)	Apr-14	0.7	0.7	GSE	42		32		N/A	33%	2.3
Total/Weighted Average		$9.0	$9.0		29	bps	22	bps			$23.1

(A)	The MSR is a weighted average as of the commitment date, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)	As of commitment date.
(C)	“PLS” refers to loans in private label securitizations. “GSE” refers to loans in Fannie Mae or Freddie Mac securitizations.
(D)	The actual amount invested will be based on the UPB at the time of close.

Summary of Excess MSR Investments closed subsequent to March 31, 2014

					MSR Component(A)
	Commitment Date	Initial UPB (bn)	Current UPB (bn)(B)	Loan Type(C)	MSR (bps)		Excess MSR (bps)		NRZ Interest in Investee (%)	Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)(D)
Pool 14 (Direct Investment)	Nov-13	$1.0	$1.0	GSE	25		19		N/A	33%	$2.4
Pool 16 (Direct Investment)	Nov-13	1.5	1.5	GSE	27		17		N/A	33%	2.9
Pool 19 (Direct Investment)	Apr-14	10.4	10.4	GSE	25		19		N/A	33%	28.7
		$12.9	$12.9		25	bps	19	bps			$34.0

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of March 31, 2013 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (C)	1 Month CRR (D)	1 Month CDR (E)	1 Month Recapture Rate
Pool 1
Original Pool	$26,918	$9,940,385	$4,964,917	37,172	672	5.5%	274	89	21.0%	25.4%	22.4%	3.9%	42.4%
Recaptured Loans	8,524	—	1,661,472	8,947	727	4.4%	319	10	—	1.8%	1.5%	0.2%	7.7%
Recapture Agreements	6,019	—	—	—	—	—	—	—	—	—	—	—	—
	41,461	9,940,385	6,626,389	46,119	686	5.2%	285	69	15.7%	19.5%	17.2%	3.0%	33.7%

Pool 2
Original Pool	27,791	10,383,891	6,429,723	34,178	668	4.7%	319	77	11.0%	17.6%	12.9%	5.4%	42.0%
Recaptured Loans	6,598	—	1,259,767	6,624	732	4.4%	319	8	—	2.3%	2.3%	—	—
Recapture Agreements	5,969	—	—	—	—	—	—	—	—	—	—	—	—
	40,358	10,383,891	7,689,490	40,802	678	4.7%	319	66	9.2%	15.1%	11.2%	4.5%	35.1%

Pool 3
Original Pool	27,702	9,844,114	6,807,396	42,792	677	4.0%	285	101	42.0%	16.6%	12.6%	4.5%	39.0%
Recaptured Loans	4,128	—	788,237	4,841	722	4.4%	315	7	—	1.9%	1.9%	—	—
Recapture Agreements	6,065	—	—	—	—	—	—	—	—	—	—	—	—
	37,895	9,844,114	7,595,633	47,633	682	4.1%	288	91	37.6%	15.0%	11.5%	4.0%	35.0%

Pool 4
Original Pool	12,466	6,250,549	4,720,539	23,804	678	3.3%	304	92	59.0%	13.3%	6.6%	7.1%	37.3%
Recaptured Loans	1,139	—	219,506	1,131	736	4.5%	328	7	—	2.4%	2.4%	—	—
Recapture Agreements	3,897	—	—	—	—	—	—	—	—	—	—	—	—
	17,502	6,250,549	4,940,045	24,935	681	3.3%	305	89	56.4%	12.8%	6.4%	6.8%	35.7%

Pool 5
Original Pool (F)	141,693	47,572,905	35,780,280	155,613	658	4.3%	285	97	53.0%	10.5%	5.0%	5.8%	1.9%
Recaptured Loans	274	—	43,680	185	755	3.8%	315	7	2.0%	0.1%	0.1%	—	—
Recapture Agreements	5,735	—	—	—	—	—	—	—	—	—	—	—	—
	147,702	47,572,905	35,823,960	155,798	658	4.3%	285	97	52.9%	10.5%	5.0%	5.8%	1.9%

Pool 11 (direct portion)(G)
Original Pool	—	—	—	—	—	—	—	—	—	—	—	—	—
Recaptured Loans	2,369	—	444,667	2,733	—	4.2%	306	8	—	1.0%	1.0%	—	—
Recapture Agreements	280	—	—	—	—	—	—	—	—	—	—	—	—
	2,649	—	444,667	2,733	—	4.2%	306	8	—	1.0%	1.0%	—	—

Pool 12
Original Pool (F)	17,164	5,375,157	4,992,898	40,495	597	5.7%	311	100	33.0%	9.7%	2.9%	7.0%	2.9%
Recaptured Loans	16	—	6,031	44	684	4.3%	281	3	—	—	—	—	—
Recapture Agreements	328	—	—	—	—	—	—	—	—	—	—	—	—
	17,508	5,375,157	4,998,929	40,539	597	5.7%	311	100	33.0%	9.7%	2.9%	7.0%	2.9%
Pool 17
Original Pool (F)	18,471	8,088,574	8,096,010	33,572	692	4.5%	258	98	44.0%	8.8%	6.8%	2.1%	0.2%
Recaptured Loans	—	—	429	2	777	4.3%	323	1	—	—	—	—	—
Recapture Agreements	598	—	—	—	—	—	—	—	—	—	—	—	—
	19,069	8,088,574	8,096,439	33,574	692	4.5%	258	98	44.0%	8.8%	6.8%	2.1%	0.2%
Pool 18
Original Pool (F)	16,784	9,238,001	8,462,896	42,318	673	4.9%	241	108	50.0%	11.4%	8.0%	3.8%	0.7%
Recaptured Loans	1	—	530	4	698	5.0%	288	1	—	—	—	—	—
Recapture Agreements	775	—	—	—	—	—	—	—	—	—	—	—	—
	17,560	9,238,001	8,463,426	42,322	673	4.9%	241	108	50.0%	11.4%	8.0%	3.8%	0.7%
Total/Weighted Average	$341,704	$106,693,576	$84,678,978	434,455	663	4.5%	284	92	42.3%	12.0%	7.5%	4.8%	12.1%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (H)	Delinquency 30 Days (H)	Delinquency 60 Days (H)	Delinquency 90+ Days (H)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 1
Original Pool	9.5%	5.7%	1.9%	1.6%	3.9%	1.3%	2.9%
Recaptured Loans	0.6%	0.5%	0.1%	0.2%	0.1%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	7.3%	4.4%	1.4%	1.2%	2.9%	1.0%	2.2%

Pool 2
Original Pool	13.5%	4.7%	1.9%	1.7%	6.3%	2.5%	5.1%
Recaptured Loans	0.9%	0.6%	0.1%	0.1%	0.1%	—	0.2%
Recapture Agreements	—	—	—	—	—	—	—
	11.5%	4.1%	1.6%	1.5%	5.3%	2.1%	4.3%

Pool 3
Original Pool	12.3%	4.4%	1.2%	1.1%	6.1%	2.6%	3.4%
Recaptured Loans	0.6%	0.8%	0.1%	—	—	—	0.2%
Recapture Agreements	—	—	—	—	—	—	—
	11.1%	4.0%	1.1%	1.0%	5.5%	2.3%	3.1%

Pool 4
Original Pool	14.2%	3.4%	1.5%	1.4%	7.9%	2.7%	4.2%
Recaptured Loans	0.6%	0.5%	0.1%	—	—	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	13.6%	3.3%	1.4%	1.3%	7.6%	2.5%	4.0%

Pool 5
Original Pool (F)	22.5%	10.1%	2.2%	4.4%	11.9%	2.4%	4.7%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	22.5%	10.1%	2.2%	4.3%	11.9%	2.4%	4.7%

Pool 11 (direct portion)(G)
Original Pool	—	—	—	—	—	—	—
Recaptured Loans	5.1%	12.9%	0.5%	0.2%	0.1%	—	—
Recapture Agreements	—	—	—	—	—	—	—
	5.1%	12.9%	0.5%	0.2%	0.1%	—	—

Pool 12
Original Pool (F)	31.2%	11.2%	3.8%	5.6%	17.2%	2.9%	5.4%
Recaptured Loans	46.3%	46.3%	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	31.2%	11.2%	3.8%	5.6%	17.2%	2.9%	5.4%
Pool 17
Original Pool (F)	17.1%	12.4%	2.2%	1.5%	8.4%	1.5%	3.5%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	17.1%	12.4%	2.2%	1.5%	8.4%	1.5%	3.5%
Pool 18
Original Pool (F)	25.0%	3.6%	1.2%	9.0%	10.8%	1.2%	4.9%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	25.0%	3.6%	1.2%	9.0%	10.8%	1.2%	4.9%
Total/Weighted Average	18.9%	7.8%	1.9%	3.6%	9.6%	2.1%	4.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis. Weighted averages exclude collateral information for which collateral data was not available as of the report date.
(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	1 Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(D)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(E)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.
(F)	Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2014 (Note 6 to our consolidated financial statements included herein).
(G)	A portion of our investment in Pool 11 was made as a direct investment, and the remainder was made as an investment through a joint venture accounted for as an equity method investee, the collateral of which is described in the chart below. The direct investment in Pool 11 includes loans that, upon refinancing by a third-party, became serviced by Nationstar and subject to a 67% Excess MSR owned by us.
(H)	Uncollected Payments represents the percentage of the total principal balance of the pool that corresponds to loans for which the most recent payment was not made. Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

The following table summarizes the collateral characteristics as of March 31, 2014 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 67% to 77% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (C)	1 Month CRR (D)	1 Month CDR (E)	1 Month Recapture Rate
Pool 6
Original Pool	$40,851	$12,987,190	$8,648,504	33.3%	62,442	660	5.6%	298	61	—	33.3%	16.6%	0.1%	61.1%
Recaptured Loans	5,410	—	979,734	33.3%	5,957	713	3.8%	351	6	—	2.1%	2.1%	—	—
Recapture Agreements	9,165	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	55,426	12,987,190	9,628,238		68,399	665	5.4%	304	55	—	30.2%	15.3%	0.1%	54.9%

Pool 7
Original Pool	88,368	37,965,199	28,326,818	33.3%	209,936	680	4.9%	284	91	23.0%	16.9%	14.4%	2.9%	34.0%
Recaptured Loans	10,922	—	2,247,368	33.3%	14,386	711	4.6%	300	4	—	1.8%	1.7%	0.1%	—
Recapture Agreements	24,498	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	123,788	37,965,199	30,574,186		224,322	682	4.9%	285	84	21.3%	15.8%	13.5%	2.7%	31.5%
								—
Pool 8								—
Original Pool	45,656	17,622,118	11,753,885	33.3%	80,594	691	5.2%	294	79	15.0%	22.4%	19.4%	3.8%	37.7%
Recaptured Loans	8,750	—	1,793,347	33.3%	10,192	726	4.6%	303	5	—	1.3%	1.3%	—	—
Recapture Agreements	13,050	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	67,456	17,622,118	13,547,232		90,786	696	5.1%	295	69	13.0%	19.6%	17.0%	3.3%	32.7%

Pool 9
Original Pool	120,987	33,799,700	28,871,283	33.3%	218,603	681	5.0%	295	54	4.0%	18.4%	14.5%	4.5%	23.4%
Recaptured Loans	4,889	—	833,693	33.3%	5,419	630	4.4%	349	20	—	0.1%	0.1%	—	—
Recapture Agreements	31,743	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	157,619	33,799,700	29,704,976		224,022	680	5.0%	297	53	3.9%	17.9%	14.1%	4.4%	22.7%

Pool 10
Original Pool (F)	194,485	75,574,361	66,564,742	33.3-38.5%	357,695	670	4.8%	259	100	50.0%	10.4%	6.6%	4.0%	0.9%
Recaptured Loans	86	—	17,646	33.3-38.5%	77	743	4.4%	276	2	5.0%	—	—	—	—
Recapture Agreements	7,304	—	—	33.3-38.5%	—	—	—	—	—	—	—	—	—	—
	201,875	75,574,361	66,582,388		357,772	670	4.8%	259	100	50.0%	10.4%	6.6%	4.0%	0.9%

Pool 11 (indirect portion)(G)
Original Pool	50,480	22,817,213	17,168,549	33.3%	122,411	620	5.1%	295	73	4.0%	13.7%	11.8%	2.1%	6.8%
Recaptured Loans	736	—	153,817	33.3%	863	680	5.0%	317	3	—	1.8%	1.8%	—	—
Recapture Agreements	16,338	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	67,554	22,817,213	17,322,366		123,274	621	5.1%	295	72	4.0%	13.6%	11.7%	2.1%	6.7%
Total/ Weighted Average	$673,718	$200,765,781	$167,359,386		1,088,575	671	4.9%	280	81	25.9%	14.9%	11.0%	3.4%	16.7%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (H)	Delinquency 30 Days (H)	Delinquency 60 Days (H)	Delinquency 90+ Days (H)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 6
Original Pool	10.0%	5.6%	1.6%	1.1%	5.0%	1.2%	2.3%
Recaptured Loans	0.8%	0.7%	0.2%	0.2%	0.1%	0.0%	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	9.7%	5.4%	1.6%	1.1%	4.8%	1.1%	2.2%

Pool 7
Original Pool	14.6%	3.8%	1.0%	1.6%	8.6%	1.9%	3.8%
Recaptured Loans	0.7%	0.6%	0.1%	0.1%	0.1%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	14.0%	3.7%	1.0%	1.6%	8.3%	1.9%	3.7%

Pool 8
Original Pool	11.3%	3.6%	1.2%	1.7%	5.6%	1.6%	3.7%
Recaptured Loans	0.5%	0.5%	0.1%	0.1%	0.1%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	10.9%	3.4%	1.2%	1.6%	5.2%	1.5%	3.4%

Pool 9
Original Pool	7.4%	3.9%	1.1%	1.0%	3.9%	0.4%	1.6%
Recaptured Loans	5.9%	1.9%	1.1%	3.8%	0.1%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	7.4%	3.9%	1.1%	1.1%	3.9%	0.4%	1.5%

Pool 10
Original Pool (F)	27.4%	5.3%	1.7%	9.7%	14.7%	1.6%	4.9%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	26.3%	5.3%	1.7%	9.7%	14.7%	1.6%	4.9%

Pool 11 (indirect portion)(G)
Original Pool	13.9%	13.2%	1.9%	2.1%	5.6%	1.6%	2.5%
Recaptured Loans	0.7%	1.3%	—	—	0.1%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	13.4%	13.2%	1.9%	2.1%	5.5%	1.6%	2.5%
Total/Weighted Average	16.5%	5.4%	1.4%	4.4%	8.9%	1.4%	3.5%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	1 Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(D)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.
(E)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.
(F)	Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2014 (Note 6 to our consolidated financial statements included herein).
(G)	A portion of our investment in Pool 11 was made as a direct investment and the remainder was made as an investment through a joint venture accounted for as an equity method investee, the collateral of which is described in the chart above.
(H)	Uncollected Payments represents the percentage of the total principal balance of the pool that corresponds to loans for which the most recent payment was not made. Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.

Servicer Advances

In December 2013, we made our first investment in servicer advances, referred to as Transaction 1. We made the investment through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors.

In Transaction 1, the Buyer acquired from Nationstar Mortgage LLC (“Nationstar”) approximately $3.2 billion of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 billion. In exchange, the Buyer (i) paid approximately $3.2 billion (the “Initial Purchase Price”), and (ii) agreed to purchase future servicer advances related to the loans at par. The Initial Purchase Price is equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We previously acquired an interest in the Excess MSRs related to these loans, which are in Pools 10, 17 and 18. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.” The Buyer funded the Initial Purchase Price with approximately $2.8 billion of debt and $0.4 billion of equity, excluding working capital. As of March 31, 2014, the Buyer had settled approximately $3.2 billion of servicer advances related to Transaction 1, which represents substantially all of Transaction 1.

See “–Call Right” below for a discussion of Transaction 2.

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

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by the Buyer, which we consolidate (dollars in thousands):

	March 31, 2014				Three Months Ended March 31, 2014
	Amortized Cost Basis	Carrying Value (A)	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances	$3,457,385	$3,457,385	5.8%	3.2	—

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.
(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the servicer advances, and related financing, of the Buyer, which we consolidate as of March 31, 2014 (dollars in thousands):

					Loan-to-Value		Cost of Funds (B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net (A)	Gross	Net
Servicer advances (C)	$79,687,268	$3,430,473	4.3%	$3,142,292	91.6%	90.6%	3.0%	2.2%

(A)	Ratio of face amount of borrowings to value of servicer advance collateral, net of an interest reserve maintained by the Buyer.
(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)	The following types of advances comprise the investment in servicer advances:

March 31, 2014
Principal and interest advances	$1,615,067
Escrow advances (taxes and insurance advances)	1,393,014
Foreclosure advances	422,392
Total	$3,430,473

	As of	As of	As of
	12/31/13	03/31/14	5/5/2014 (D)
Advances Purchased	$2,687,813	$4,252,654	$4,870,156
Activity Since Purchase	(26,683)	(822,181)	(1,073,851)
Ending Advance Balance	$2,661,130	$3,430,473	$3,796,305
Net Debt (A)	$2,357,440	$3,107,685	$3,435,858
Total Equity Invested (B)	$363,324	$587,574	$674,009
Distributions Since Purchase	$—	$172,732	$172,732
Net Equity Invested (B)	$363.324	$414,842	$501,277
New Residential’s Equity % in Buyer (C)	31.8%	33.5%	42.2%
Co-investors’ Equity % in Buyer (C)	68.2%	66.5%	57.8%

(A)	Outstanding debt net of restricted cash.
(B)	Includes working capital.
(C)	Based on cash basis equity.
(D)	Includes new capital contribution of $86 million on May 2, 2014.

Call Right

In Transaction 1, the Buyer also acquired the right, but not the obligation (the “Call Right”), to purchase additional servicer advances, including the basic fee component of the related MSRs, on terms substantially similar to the terms of Transaction 1. As in Transaction 1, (i) the purchase price for the servicer advances, including the basic fee, will be the outstanding balance of the advances at the time of purchase and (ii) the Buyer will be obligated to purchase future servicer advances on the related loans. As of March 31, 2014, the remaining outstanding balance of the advances subject to the Call Right was approximately $1.4 billion and the UPB of the related loans was approximately $42.8 billion (an approximately $750 million balance of the advances, with a UPB of the related loans of approximately $30.8 billion, were outstanding as of May 5, 2014). We previously acquired an interest in the Excess MSRs related to these loans, which are in Pools 5, 10 and 12. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.” The Call Right expires on June 30, 2014.

The Buyer exercised the Call Right, in part, in Transaction 2. The outstanding balance of the servicer advances subject to the portion of the Call Right that was exercised was approximately $1.1 billion as of the exercise dates,

February 28, 2014 and March 7, 2014. On May 2, 2014, $617.5 of the remaining portion of the outstanding balance of the servicer advances subject to the Call Right was exercised. If the Buyer exercises the Call Right in full, it expects to fund the total purchase price with approximately $2.5 billion of debt and $0.3 billion of equity, excluding working capital. As of March 31, 2014, the Buyer has settled $1.1 billion of advances related to Transaction 2, which was financed with approximately $0.9 billion of debt.

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

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of March 31, 2014, we owned approximately 33.5% of the Buyer, which corresponds to a $139.0 million equity investment (net of distributions). On May 2, 2014, we have funded another $86.4 million and have brought our current ownership to approximately 42%. At the expiry of the Call Right and the settlement of the associated advances, we expect to own approximately 45-50% of the Buyer. As noted above, there can be no assurance that the Call Right will be settled in full.

The following is a summary of our interests in the Buyer’s equity:

March 31, 2014

Required equity (A)(B)	$508,539
Working capital (A)(B)	79,035
Other	12,994
Distributions	(172,732)
Total GAAP equity (B)	$427,836
GAAP equity attributable to New Residential	$143,501
New Residential’s GAAP ownership	33.5%

(A)	Equity on which the Buyer applies its specified return.
(B)	Capital held at the Buyer to invest in additional servicer advances and provide compensating balances for financing facilities.

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

The Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of March 31, 2014 is equal to approximately 9.2%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.8 basis points on a weighted average basis as of March 31, 2014.

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

Residential Securities and Loans

Real Estate Securities

As of March 31, 2014, we had approximately $2.9 billion face amount of real estate securities, including $1.1 billion of Agency ARM RMBS and $1.8 billion of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1.1 billion for Agency ARM RMBS and approximately $883.0 million for Non-Agency RMBS. As of March 31, 2014, a total face amount of $900.0 million of our Non-Agency portfolio was serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $12.2 billion as of March 31, 2014.

On March 6, 2014, Merrill Lynch, Pierce, Fenner & Smith Incorporated and we entered into an agreement pursuant to which we agreed to purchase approximately $625 million face amount of Non-Agency residential mortgage securities for approximately $553 million. The purchased securities represent 75% of the mezzanine and subordinate tranches of a securitization previously sponsored by Springleaf. The securitization, including the purchased securities, is collateralized by residential mortgage loans with a face amount of approximately $0.9 billion.

Subsequent to March 31, 2014, we acquired Agency ARM RMBS with an aggregate face amount of approximately $223.9 million for approximately $238.1 million, financed with repurchase agreements. Furthermore, we acquired Non-Agency RMBS with an aggregate face amount of approximately $50.7 million for approximately $14.2 million, financed with repurchase agreements. We sold no Agency ARM RMBS and sold Non-Agency RMBS with a face amount of $207.1 million and an amortized cost basis of approximately $138.5 million for approximately $145.0 million and recorded a gain of $6.5 million.

Agency ARM RMBS

The following table summarizes our Agency ARM RMBS portfolio as of March 31, 2014 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis(A)	Gains	Losses	Carrying Value(A)(B)	Outstanding Repurchase Agreements

Agency ARM RMBS	$1,085,447	$1,153,504	$4,131	$(3,579)	$1,154,057	$1,117,592

(A)	Amortized cost basis and carrying value exclude $8.6 million of principal receivables as of March 31, 2014.
(B)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of March 31, 2014 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Total Amortized Cost Basis	Carrying Value (B)	Coupon	Margin	1st Coupon Adjustment (C)		Subsequent Coupon Adjustment (D)	Lifetime Cap (E)	Months to Reset (F)
1 - 12	78	$673,603	$716,617	62.1%	$716,720	3.0%	1.8%	N/A	(G)	2.0%	9.8%	7
13 - 24	26	294,346	312,778	27.1%	313,264	3.4%	1.8%	5.0%		2.0%	8.5%	17
25 - 36	5	117,498	124,109	10.8%	124,073	3.3%	1.8%	5.0%		2.0%	8.3%	25
Total/Weighted Average	109	$1,085,447	$1,153,504	100.0%	$1,154,057	3.2%	1.8%	5.0%		2.0%	9.3%	12

(A)	Of these investments, 89.0% reset based on 12 month LIBOR index, 2.1% reset based on 6 month LIBOR Index, 0.5% reset based on 1 month LIBOR, and 8.4% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 97.4% of these securities will reset annually and 2.6% will reset semi-annually.
(B)	Amortized cost basis and carrying value exclude $8.6 million of principal receivables as of March 31, 2014.
(C)	Represents the maximum change in the coupon at the end of the fixed rate period.
(D)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.
(E)	Represents the maximum coupon on the underlying security over its life.
(F)	Represents recurrent weighted average months to the next interest rate reset.
(G)	Not applicable as 57 of the securities (66% of the current face of this category) are past the first coupon adjustment period. The remaining 21 securities (34% of the current face of this category) have a maximum change in the coupon of 5.0% at the end of the fixed rate period.

The following table summarizes the characteristics of our Agency ARM RMBS portfolio and of the collateral underlying our Agency ARM RMBS as of March 31, 2014 (dollars in thousands):

	Agency ARM RMBS Characteristics						Collateral Characteristics
Vintage (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Total Amortized Cost Basis	Carrying Value (B)	Weighted Average Life (Years)	3 Month CPR (C)
Pre-2006	26	$139,853	$148,236	12.9%	$149,105	5.4	10.5%
2006	6	30,538	32,699	2.8%	32,646	4.1	19.4%
2007	15	79,151	84,199	7.3%	84,266	4.8	21.3%
2008	8	62,054	65,776	5.7%	66,146	6.7	6.6%
2009	8	70,296	75,452	6.5%	75,264	3.8	19.9%
2010	27	324,083	344,591	29.9%	344,660	3.9	25.4%
2011	14	229,801	242,861	21.1%	243,082	3.8	18.6%
2012 and later	5	149,671	159,690	13.8%	158,888	3.8	21.8%
Total/Weighted Average	109	$1,085,447	$1,153,504	100.0%	$1,154,057	4.3	19.6%

(A)	The year in which the securities were issued.
(B)	Amortized cost basis and carrying value exclude $8.6 million of principal receivables as of March 31, 2014.
(C)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency ARM RMBS portfolio as of March 31, 2014:

Net Interest Spread (A)

Weighted Average Asset Yield	1.53%
Weighted Average Funding Cost	0.34%
Net Interest Spread	1.19%

(A)	The entire Agency ARM RMBS portfolio consists of floating rate securities. See table above for details on rate resets.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2014 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS (B)	$1,573,433	$1,171,035	$14,902	$(5,586)	$1,180,351	$883,002
Other ABS	207,431	2,160	60	—	2,220	—
Non-Agency RMBS	$1,780,864	$1,173,195	$14,962	$(5,586)	$1,182,571	$883,002

(A)	Fair value, which is equal to carrying value for all securities.
(B)	Excludes Other ABS securities representing 0.2% of the carrying value of the Non-Agency RMBS portfolio.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2014 (dollars in thousands):

	Non- Agency RMBS Characteristics (A)
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)	Weighted Average Life (Years)

Pre 2004	CCC	50	$86,634	$59,099	5.0%	$60,681	17.4%	1.9%	6.3
2004	D	16	85,709	64,986	5.5%	67,272	18.3%	3.6%	9.7
2005	C	10	131,080	102,163	8.7%	102,585	10.5%	2.0%	10.0
2006	C	20	358,589	225,620	19.4%	226,240	2.5%	3.6%	15.0
2007 and later	CCC	24	911,421	719,167	61.4%	723,573	19.9%	2.1%	5.8
Total/Weighted Average	CC	120	$1,573,433	$1,171,035	100.0%	$1,180,351	14.9%	2.5%	8.5

	Collateral Characteristics (A)(F)
Vintage (B)	Average Loan Age (years)	Collateral Factor (G)	3 month CPR (H)	Delinquency (I)	Cumulative Losses to Date
Pre 2004	11.9	0.06	9.3%	14.1%	3.4%
2004	9.8	0.07	9.5%	17.9%	3.7%
2005	10.7	0.14	8.7%	19.0%	10.3%
2006	7.9	0.23	9.8%	30.9%	25.8%
2007 and later	8.3	0.45	13.7%	8.4%	13.6%
Total / WA	8.7	0.33	11.9%	15.2%	15.0%

(A)	Excludes Other ABS securities representing 0.2% of the carrying value of the Non-Agency RMBS portfolio.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying four bonds which are no longer rated and four bonds for which we were unable to obtain rating information. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2014.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2014.
(F)	The weighted average loan size of the underlying collateral is $181.8 thousand. This excludes the collateral underlying one bond, due to unavailable information.
(G)	The ratio of original UPB of loans still outstanding.
(H)	Three month average constant prepayment rate and default rates.
(I)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of March 31, 2014 (dollars in thousands):

	Outstanding Face	Percentage of Total
Geographic Location (A)	Amount	Outstanding
Western U.S.	$452,630	28.8%
Southeastern U.S.	437,365	27.8%
Northeastern U.S.	301,484	19.1%
Midwestern U.S.	248,757	15.8%
Southwestern U.S.	93,646	6.0%
Other (B)	39,551	2.5%
	$1,573,433	100.0%

(A)	Excludes Other ABS securities representing 0.2% of the carrying value of the Non-Agency RMBS portfolio.
(B)	Represents collateral for which we were unable to obtain geographical information.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of March 31, 2014:

Net Interest Spread (A)
Weighted Average Asset Yield	4.65%
Weighted Average Funding Cost	1.98%
Net Interest Spread	2.67%

(A)	The Non-Agency RMBS portfolio consists of 76.1% floating rate securities and 23.9% fixed rate securities. Excludes Other ABS securities representing 0.2% of the carrying value of the Non-Agency RMBS portfolio.

Real Estate Loans

Residential Mortgage Loans

As of March 31, 2014, we had approximately $57.8 million outstanding face amount of residential mortgage loans. In February 2013, we invested approximately $35.1 million to acquire a 70% interest in the mortgage loans. Nationstar co-invested pari passu with us in 30% of the mortgage loans and is the servicer of the loans, performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer.

In the fourth quarter of 2013, we invested approximately $92.7 million in a pool of residential mortgage loans with a UPB of approximately $170.1 million. The investment was financed with $60.1 million under a $300.0 million master repurchase agreement with RBS. On March 28, 2014, we invested approximately $3.8 million in a pool of residential mortgage loans with a UPB of approximately $7.0 million. The investment was financed with a $2.5 million master repurchase agreement with RBS. These acquisitions are accounted for as “linked transactions” (derivatives), as described in Note 10 to our consolidated financial statements included in this report.

On January 15, 2014, we purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $65.6 million at a price of approximately $33.7 million. To finance this purchase, on January 15, 2014, we entered into a $25.3 million repurchase agreement with Credit Suisse Securities (USA) LLC, which matures on January 14, 2015. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.00%. The agreement contains customary covenants and event of default provisions. This acquisition is accounted for as a linked transaction, as described in Note 10 to our consolidated financial statements included in this report.

On April 8, 2014, we agreed to purchase from an affiliate of Natixis a portfolio of non-performing and re-performing residential mortgage loans with a UPB of approximately $93 million for a price of approximately $67 million. We expect to finance approximately 70% of the purchase price with a repurchase agreement. The purchase is expected to settle in the second quarter of 2014, although there can be no assurance that the transaction will be completed as expected or at all.

On April 11, 2014, we agreed to purchase from JPMorgan Chase Bank, N.A. a portfolio of non-performing residential mortgage loans with a UPB of approximately $525 million for a price of approximately $392 million. We expect to finance approximately 75% of the purchase price with a repurchase agreement. The purchase is expected to settle in the second quarter of 2014, although there can be no assurance that the transaction will be completed as expected or at all.

The following table summarizes the characteristics of our reverse mortgage loans as of March 31, 2013 (dollars in thousands):

	Outstanding Face Amount	Loan Count	Weighted Average Coupon (A)	Weighted Average Maturity (Years) (B)	Floating Rate as a % of Face Amount

Reverse Mortgage Loans (C)	$57,818	321	5.1%	3.6	21.7%

(A)	Represents the stated interest rate on the loans. Accrued interest on reverse mortgage loans is generally added to the principal balance and paid when the loan is resolved.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	80% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans.

Other

Consumer Loans

On April 1, 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors LLC acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed $2.2 billion ($1.4 billion outstanding as of March 31, 2014) of the approximately $3.0 billion purchase price with asset-backed notes that have a maturity of April 2021, and pay a coupon of 3.75%. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion of asset-backed notes for 96% of par. These notes are subordinate to the debt issued in April 2013, have a maturity of December 2024, and pay a coupon of 4%.

Subsequent to March 31, 2014, we paid down approximately $7.5 million of the master repurchase agreement secured by our ownership interest in the consumer loan companies.

The table below summarizes the collateral characteristics of the consumer loans as of March 31, 2014 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score (A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days (B)	Delinquency 60 Days (B)	Delinquency 90+ Days (B)	3 Month Weighted Average Charge- off Rate (C)	3 Month CRR (D)	3 Month CDR (E)

Consumer Loans	$3,098,138	67.5%	32.5%	323,570	634	18.1%	10.3%	106	3.2	3.4%	1.9%	5.1%	9.6%	15.4%	10.3%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.
(B)	Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(C)	3 Month weighted average charge-off rate represents the loans charged-off during the three months as a percentage of total principal balance of the pool.
(D)	3 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.
(E)	3 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned directly as of March 31, 2014 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2014	$341,704

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$373,543	$356,846	$327,908	$315,297
Change in estimated fair value:
Amount	$31,838	$15,141	$(13,797)	$(26,408)
%	9.3%	4.4%	-4.0%	-7.7%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$370,632	$355,661	$328,659	$316,454
Change in estimated fair value:
Amount	$28,927	$13,956	$(13,046)	$(25,251)
%	8.5%	4.1%	-3.8%	-7.4%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$345,985	$343,842	$339,558	$337,415
Change in estimated fair value:
Amount	$4,280	$2,137	$(2,147)	$(4,290)
%	1.3%	0.6%	-0.6%	-1.3%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$335,264	$338,449	$344,809	$347,727
Change in estimated fair value:
Amount	$(6,441)	$(3,256)	$3,104	$6,022
%	-1.9%	-1.0%	0.9%	1.8%

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of March 31, 2014 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2014	$338,307

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$371,364	$353,980	$324,049	$311,088
Change in estimated fair value:
Amount	$33,057	$15,673	$(14,258)	$(27,219)
%	9.8%	4.6%	-4.2%	-8.0%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$365,567	$351,470	$325,927	$314,324
Change in estimated fair value:
Amount	$27,260	$13,163	$(12,380)	$(23,983)
%	8.1%	3.9%	-3.7%	-7.1%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$343,836	$341,060	$335,509	$332,736
Change in estimated fair value:
Amount	$5,529	$2,753	$(2,798)	$(5,571)
%	1.6%	0.8%	-0.8%	-1.6%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$327,204	$332,685	$344,009	$349,860
Change in estimated fair value:
Amount	$(11,103)	$(5,622)	$5,702	$11,553
%	-3.3%	-1.7%	1.7%	3.4%

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

We initially recorded the servicer advance investments at the purchase price paid, which we believe reflects the value a market participant would attribute to the investments at the time of our purchase. We recognize interest income from our servicer advance investments using the interest method, with adjustments to the yield applied based upon changes in actual or expected cash flows under the retrospective method. The servicer advances are not interest-bearing, but we accrete the effective rate of interest applied to the aggregate cash flows from the servicer advances and the basic fee component of the related MSR.

We categorize servicer advance investments under Level 3 of the GAAP hierarchy described above under “—Application of Critical Accounting Policies—Excess MSRs,” since we use internal pricing models to estimate the future cash flows related to the servicer advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. In order to evaluate the reasonableness of its fair value determinations, management engages an independent valuation firm to separately measure the fair value of its servicer advances investment. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range.

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $700.0 million per year on average over the weighted average life of the investment held as of March 31, 2014, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

Valuation of Derivatives

We financed certain investments with the same counterparty from which we purchased those investments, and we accounted for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, we recorded a non-hedge derivative instrument on a net basis. We also enter into various economic hedges. Changes in market value of non-hedge derivative instruments and economic hedges are recorded as “Other Income” in the Consolidated Statements of Income.

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

We have invested in servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of May 5, 2014, we owned an approximately 42% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors – Risks Related to Our Taxation as a REIT.” We have made certain investments, particularly our investments in servicer advances, through TRSs and are subject to regular corporate income taxes on these investments. Our investments through TRSs did not generate any material taxable income in 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (dollars in thousands). Our results of operations are not necessarily indicative of our future performance, particularly because we were not an independent public company until May 15, 2013.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%

Interest income	$71,490	$16,191	$55,299	341.5%
Interest expense	38,997	899	38,098	4237.8%
Net Interest Income	32,493	15,292	17,201	112.5%

Impairment
Other-than-temporary impairment (“OTTI”) on securities	328	—	328	N.M.
Valuation allowance on loans	164	—	164	N.M.
	492	—	492	N.M.
Net interest income after impairment	32,001	15,292	16,709	109.3%

Other Income
Change in fair value of investments in excess mortgage servicing rights	6,602	1,858	4,744	255.3%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	6,374	969	5,405	557.8%
Earnings from investments in consumer loans, equity method investees	16,360	—	16,360	N.M.
Gain on settlement of securities	4,357	—	4,357	N.M.
Other income	1,357	—	1,357	N.M.
	35,050	2,827	32,223	1139.8%

Operating Expenses
General and administrative expenses	2,075	2,719	(644)	-23.7%
Management fee allocated by Newcastle	—	2,325	(2,325)	-100.0%
Management fee to affiliate	4,486	—	4,486	N.M.
Incentive compensation to affiliate	3,338	—	3,338	N.M.
	9,899	5,044	4,855	N.M.
Income (Loss) Before Income Taxes	57,152	13,075	44,077	337.1%
Income tax expense	287	—	287	N.M.
Net Income (Loss)	$56,865	$13,075	$43,790	334.9%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$8,093	$—	$8,093	N.M.
Net Income (Loss) Attributable to Common Shareholders	$48,772	$13,075	$35,697	273.0%

Interest Income

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Interest income increased by $55.3 million primarily due to increases in interest income as a result of new investments in servicing related assets and real estate securities.

Interest Expense

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Interest expense increased by $38.1 million due to repurchase agreements and notes payable financing entered into since March 2013 on our servicer advances, real estate securities and loans, and other investments.

Other than Temporary Impairment (“OTTI”) on Securities

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The other-than-temporary impairment on securities increased by $0.3 million due to the recognition of impairment on certain of our Non-Agency RMBS securities during the three months ended March 31, 2014.

Valuation Allowance on Loans

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The valuation allowance on loans increased by $0.2 million due to the recognition of loan losses on our residential mortgage loans during the three months ended March 31, 2014.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The change in fair value of investments in excess mortgage servicing rights increased $4.7 million due to the acquisition of new investments in 2013 and 2014 and subsequent net increases in value.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased $5.4 million due to the acquisition of these investments in 2013 and subsequent net increases in value.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Earnings from investments in consumer loans, equity method investees increased $16.4 million due to the acquisition of these investments in the second quarter of 2013 and subsequent income recognized by the investees.

Gain on Settlement of Securities

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Gain on settlement of securities increased by $4.3 million due to the sale of Agency ARM RMBS and Non-Agency RMBS during the three months ended March 31, 2014.

Other Income

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Other income increased by $1.4 million primarily due to an unrealized gain on derivatives and linked transactions accounted for as derivatives during the three months ended March 31, 2014.

General and Administrative Expenses

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

General and administrative expenses decreased by $0.6 million primarily due to a non-recurring deal expense of $2.0 million related to our investment in consumer loans, equity method investees that was incurred during the three months ended March 31, 2013, partially offset by an increase in expenses incurred to maintain and monitor our increasing asset base.

Management Fee Allocated by Newcastle

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Management fee allocated by Newcastle decreased $2.3 million due to the management agreement becoming effective on May 15, 2013 and no management fees being allocated subsequent to that date.

Management Fee to Affiliate

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Management fee to affiliate increased $4.5 million as a result of the management agreement becoming effective on May 15, 2013.

Incentive Compensation to Affiliate

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Incentive compensation to affiliate increased $3.3 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent investment performance.

Income Tax Expense

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Income tax expense increased $0.3 million due to the acquisition of servicer advances held in a taxable subsidiary in the fourth quarter of 2013 and subsequent taxable income recognized.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Noncontrolling interest in income (loss) of consolidated subsidiaries increased $8.1 million due to the acquisition of investments in servicer advances held by a less than wholly owned subsidiary at the end of the fourth quarter of the year ended December 31, 2013 and subsequent income recognized.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, servicer advances, RMBS and residential mortgage loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments and other operating expenses, and the repayment of borrowings, as well as dividends.

Our primary sources of financing currently are notes payable and repurchase agreements, although we may also pursue other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2014, we had outstanding repurchase agreements with an aggregate face amount of approximately $142.5 million to finance our ownership interest in each of the consumer loan companies, approximately $883.0 million to finance $1.5 billion face amount of Non-Agency RMBS and approximately $1.1 billion to finance $1.1 billion face amount of Agency ARM RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4%-5% for Agency ARM RMBS to between 15% and 40% for Non-Agency RMBS. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

As of March 31, 2014, we have sufficient liquid assets, which include unrestricted cash and Agency ARM RMBS, to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our residential securities and loans, (ii) unrealized gains or losses on our Excess MSRs owned directly and through equity method investees, (iii) the difference between (a) accretion and unrealized gains and losses recorded with respect to our servicer advance investments and (b) cash received therefrom, and (iv) other-than-temporary impairment, if any. In addition, cash received by our consumer loan joint ventures is currently required to be used to repay the related debt and is therefore not available to fund other cash needs.

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

Debt Obligations

The following table presents certain information regarding our debt obligations:

March 31, 2014 (A)
							Collateral
Debt Obligations/ Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements (B)
Agency ARM RMBS (C)	Various	$1,117,592	$1,117,592	Jun-14	0.34%	0.3	$1,085,447	$1,153,504	$1,154,057	4.3
				Apr-14 to
Non-Agency RMBS (D)	Various	883,002	883,002	Oct-14	1.98%	0.1	1,501,192	1,156,794	1,163,721	8.8
Consumer Loans (E)	Jan-14	142,500	142,500	Jun-14	4.16%	0.3	N/A	N/A	231,422	3.2
Total Repurchase Agreements		2,143,094	2,143,094		1.27%	0.2
Notes Payable
Secured Corporate Loan (F)	Dec-13	69,055	69,055	May-14	4.16%	0.2	35,823,960	124,379	147,702	6.0
				Sep-14 to
Servicer Advances (G)	Various	3,142,292	3,142,292	Mar-17	3.01%	1.2	3,430,473	3,457,385	3,457,385	3.2
Residential Mortgage Loans (H)	Dec-13	23,458	23,458	Sep-14	3.41%	0.5	57,818	34,045	34,045	3.6
Total Notes Payable		3,234,805	3,234,805		3.03%	1.1
Total		$5,377,899	$5,377,899		2.33%	0.8

(A)	Excludes debt related to linked transactions (Note 10).
(B)	These repurchase agreements had approximately $0.7 million of associated accrued interest payable as of March 31, 2014.
(C)	The counterparties of these repurchase agreements are Mizuho ($160.8 million), Morgan Stanley ($160.5 million), Daiwa ($315.0 million) and Jefferies ($481.3 million) and were subject to customary margin call provisions.
(D)	The counterparties of these repurchase agreements are Barclays ($34.7 million), Credit Suisse ($132.3 million), Royal Bank of Scotland ($42.5 million), Bank of America ($459.9 million), Goldman Sachs ($83.3 million), UBS ($74.6 million) and Royal Bank of Canada ($55.7 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates. Includes $103.2 million borrowed under a master repurchase agreement, which bears interest at one-month LIBOR plus 1.75%.
(E)	The repurchase agreement is payable to Credit Suisse and bears interest equal to one-month LIBOR plus 4.0%.
(F)	The loan bears interest equal to one-month LIBOR plus 4.0%. The outstanding face of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.
(G)	The notes bore interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.3% to 2.5%.
(H)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

The following table provides additional information regarding our short-term borrowings (dollars in thousands). All of the Agency ARM RMBS repurchase agreements and $792.6 million face amount of the Non-Agency RMBS repurchase agreements have full recourse to us, while $90.4 million face amount of the Non-Agency RMBS repurchase agreements is non-recourse debt. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency ARM RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 4.0% and 24.0%, respectively, during the three months ended March 31, 2014. Additional short-term borrowings are noted in the table and descriptions below.

		Three Months March 31, 2014 (A)
	Outstanding Balance at March 31, 2014	Average Daily Amount Outstanding (B)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency ARM RMBS	$1,117,592	$1,192,924	$1,332,954	0.37%
Non-Agency RMBS	883,002	516,675	883,002	1.90%
Consumer Loans	142,500	149,726	150,000	4.16%
Notes Payable
Secured Corporate Loan	69,055	71,839	75,000	4.16%
Servicer Advances	2,644,492	2,817,373	3,386,396	2.29%
Residential Mortgage Loans	23,458	22,943	23,458	3.41%
Total/Weighted Average	$4,880,099	$4,771,480	$5,850,810	1.86%

(A)	Note this excludes debt related to linked transactions. See Note 10 to the consolidated financial statements included in this report for additional information on linked transactions.
(B)	Represents the average for the period the debt was outstanding.

In March 2014, all of the notes issued pursuant to one servicer advance facility and a portion of the notes issued pursuant to another servicer advance facility were repaid with the proceeds of new notes issued pursuant to an advance receivables trust (the “NRART Master Trust”) established by the Buyer with a number of financial institutions. The NRART Master Trust issued variable funding notes (“VFNs”) with borrowing capacity of up to $1.1 billion. The VFNs generally bear interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.375% to 2.5% depending on the class of the notes. The expected repayment date of the VFNs is March 2015. The NRART Master Trust also issued approximately $1.0 billion of term notes (the “Term Notes”) to institutional investors. The Term Notes generally bear interest at approximately 2.0% and have expected repayment dates in March 2015 and March 2017. The VFNs and the Term Notes are secured by servicer advances, and the financing is nonrecourse to the Buyer, except for customary recourse provisions.

On May 2, 2014, the Buyer received $86.4 million from us to fund the purchase of $617.5 million of additional servicer advances, which were financed with a new note issued to Morgan Stanley bearing interest at a rate equal 2.10% and maturing in May 2016. As of May 2, 2014, the principal balance of this note was approximately $580.5 million.

On March 31, 2014, we obtained approximately $415 million in financing from Merrill Lynch, Pierce, Fenner & Smith Incorporated (a wholly-owned subsidiary of Bank of America) to settle our purchase of approximately $625 million face amount of Non-Agency RMBS for approximately $553 million, which represents 75% of the mezzanine and subordinate tranches of a securitization previously sponsored by an affiliate of Springleaf. The securitization is collateralized by residential mortgage loans with a face amount of approximately $0.9 billion. Merrill Lynch, Pierce, Fenner & Smith Incorporated purchased the remaining 25% of the mezzanine and subordinate tranches on the securitization on the same terms as our purchase.

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

Maturities

Our debt obligations as of March 31, 2014, as summarized in Note 11 to our consolidated financial statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse (A)	Total
April 1 through December 31, 2014	$1,633,561	$2,145,202	$3,778,763
2015	1,101,336	—	1,101,336
2016	—	—	—
2017	497,800	—	497,800
	$3,232,697	$2,145,202	$5,377,899

(A)	Excludes recourse debt related to linked transactions. Refer to Note 10 to our consolidated financial statements included herein.

Borrowing Capacity

The following table represents our borrowing capacity as of March 31, 2014:

		Borrowing	Balance	Available
Debt Obligations/ Collateral	Collateral Type	Capacity	Outstanding	Financing
Repurchase Agreements
Residential Mortgage Loans (A)	Real Estate Loans	$300,000	$59,190	$240,810
Notes Payable
Secured Corporate Loan	Excess MSRs	75,000	69,055	5,945
Servicer Advances (B)	Servicer Advances	4,647,900	3,142,292	1,505,608
		$5,022,900	$3,270,537	$1,752,363

(A)	Financing related to linked transaction. See Note 10 to the consolidated financial statements included in this report for additional information on linked transactions.
(B)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions.

Covenants

We were in compliance with all of our debt covenants as of March 31, 2014.

 Stockholders’ Equity

Common Stock

Approximately 5.3 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2014.

As of March 31, 2014, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $15.49 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013 (as well as options issued by us to our directors in 2013) had a weighted average strike price of $4.16. Our outstanding options as of March 31, 2014 were summarized as follows:

	March 31, 2014
	Issued Prior to 2011	Issued in 2011 - 2014	Total
Held by the Manager	1,257,305	13,975,333	15,232,638
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	446,470	4,711,000	5,157,470
Issued to the independent directors	2,000	10,000	12,000
Total	1,705,775	18,696,333	20,402,108

In April 2014, we issued 27,750,000 shares of our common stock in a public offering at a price to the public of $6.10 per share for net proceeds of approximately $164.1 million. One of our executive officers participated in this offering and purchased an additional 1,000,000 shares at the public offering price for net proceeds of approximately $6.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager to purchase 2,875,000 shares of our common stock at a price of $6.10, which had a fair value of approximately $1.4 million as of the grant date. The assumptions used in valuing the options were: a 2.87% risk-free rate, a 12.584% dividend yield, 25.66% volatility and a 10 year term.

Subsequent to March 31, 2014, an employee of the Manager exercised 215,000 options with a weighted average exercise price of $2.81 on May 7, 2014. Upon exercise, 215,000 shares of our common stock were issued.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2013	$3,214
Net unrealized gain (loss) on securities	10,878
Reclassification of net realized (gain) loss on securities into earnings	(4,164)
Accumulated other comprehensive income, March 31, 2014	$9,928

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2014, we recorded unrealized gains on our real estate securities primarily caused by a net tightening of credit spreads. We recorded OTTI charges of $0.3 million with respect to real estate securities and realized gains of $4.5 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
March 31, 2014	April 2014	$0.175

Cash Flow

Operating Activities

We did not have any cash balance during periods prior to April 5, 2013, which is the first date Newcastle contributed cash to us. All of its cash activity occurred in Newcastle’s accounts during these periods.

Net cash flow provided by operating activities increased approximately $2.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as New Residential did not have a cash balance as of March 31, 2013. Operating cash flows for the three months ended March 31, 2014 primarily consisted of net interest income received of $14.4 million and distributions of earnings from equity method investees of $11.9 million, partially offset by incentive compensation and management fees paid to the Manager of $18.8 million, additional restricted cash of $1.3 million and other outflows of approximately $4.1 million that primarily consists of general and administrative costs.

Investing Activities

Cash flows used in investing activities were $1.4 billion for the three months ended March 31, 2014. Investing activities during the three months ended March 31, 2014 consisted primarily of the acquisition of excess mortgage servicing rights, servicer advances and real estate securities and loans, net of principal repayments from servicer advances, Agency RMBS and Non-Agency RMBS as well as proceeds from the sale of Agency RMBS and Non-Agency RMBS.

Financing Activities

Cash flows provided by financing activities were approximately $1.3 billion during the three months ended March 31, 2014. No cash flow from financing activities was recorded prior to the date of contribution of cash by Newcastle to us. Financing activities during the three months ended March 31, 2014 consisted primarily of borrowings net of repayments under debt obligations, and capital contributions net of distributions from noncontrolling interests in the equity of a consolidated subsidiary.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

On April 1, 2013, we completed the consumer loan purchase through a number of joint venture companies. The purchase price of approximately $3.0 billion was financed with approximately $2.2 billion ($1.4 billion outstanding as of March 31, 2014) of asset-backed notes within such companies. These notes have an interest rate of 3.75% and a maturity of April 2021. In September 2013, the joint ventures issued and sold an additional $0.4 billion of asset-backed notes for 96% of par. These notes are subordinate to the debt issued in April 2013, have a maturity of December 2024 and pay a coupon of 4%. We have a 30% membership interest in the Consumer Loan Companies and do not consolidate them.

We also had approximately $84.7 million of repurchase agreements as of March 31, 2014 in transactions accounted for as “linked transactions.” See Note 10 to our consolidated financial statements included in this report.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2014 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2013, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2014:

•	Servicer Advance Securitization – As described in Note 11 to our consolidated financial statements, we prepaid all of the notes issued pursuant to one servicer advance facility and a portion of the notes issued pursuant to another servicer advance facility using proceeds of new notes issued pursuant to the NRART Master Trust.
•	Non-Agency RMBS Repurchase Agreement – As described in Note 11 to our consolidated financial statements, we obtained approximately $415 million in financing from Merrill Lynch, Pierce, Fenner & Smith Incorporated to settle our purchase of approximately $625 million face amount of Non-Agency residential mortgage securities for approximately $553 million, which represents 75% of the mezzanine and subordinate tranches of a securitization previously sponsored by an affiliate of Springleaf.
•	Consumer Loan Repurchase Agreement – As described in Note 11 to our consolidated financial statements, we financed all of our ownership interest in each of the Consumer Loan Companies under a $150.0 million master repurchase agreement with Credit Suisse Securities (USA) LLC.
•	Servicer Advance Transaction 2 – We exercised the call right in Transaction 2 and financed the outstanding balance of the servicer advances subject to the portion of the Call Right that was exercised using additional borrowings from existing facilities.

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

	Three Months Ended March 31,
	2014	2013

Net income (loss) attributable to common stockholders	$48,772	$13,075
Impairment	492	—
Other Income	(35,050)	(2,827)
Incentive compensation to affiliate	3,338	—
Non-capitalized deal inception costs	—	2,478
Core earnings of equity method investees:
Excess mortgage servicing rights	9,225	2,546
Consumer loans	14,987	—
Core Earnings	$41,764	$15,272

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that we are exposed to are interest rate risk, prepayment speed risk, credit spread risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies.”

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

As of March 31, 2014, a 100 basis point increase in short term interest rates would increase our earnings by approximately $9.7 million per annum, based on the current net floating rate exposure from our real estate securities and related financings.

Second, changes in the level of interest rates also affect the yields required by the marketplace on interest bearing instruments. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

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

As of March 31, 2014, a 100 basis point change in short term interest rates would impact our net book value by approximately $12.9 million, based on the current net fixed rate exposure from our investments.

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short-term financing were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such securities.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

Our Excess MSRs, servicer advances (including the basic fee component of the related MSRs, and the related financing) and consumer loans are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs and basic fees to decrease and the value of consumer loans to increase. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs and basic fee to increase and the value of consumer loans to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs, basic fees and consumer loans as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Speed Exposure.”

We are subject to margin calls on our repurchase agreements. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that are subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates but there can be no assurance that our cash reserves will be sufficient.

Prepayment Speed Exposure

Prepayment speeds significantly affect the value of Excess MSRs, the basic fee component of MSRs (which we own as part of our investment in servicer advances) and consumer loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment speeds with respect to our consumer loans could delay our expected cash flows and reduce the yield on this investment.

We seek to reduce our exposure to prepayment through the structuring of our investments. For example, in our Excess MSR investments, we seek to enter into “Recapture Agreements” whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We seek to enter into such Recapture Agreements in order to protect our returns in the event of a rise in voluntary prepayment rates.

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

As of March 31, 2014, a 25 basis point movement in credit spreads would impact our net book value by approximately $16.9 million, based on a static portfolio of real estate securities and related financings, but would not directly affect our earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

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

We did not operate as a separate, stand-alone company for the entirety of the historical periods presented in the financial information included in this report, which has been derived from Newcastle’s historical financial statements for the periods prior to the spin-off. Therefore, the financial information in this report for the periods prior to the spin-off does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our separation from Newcastle. This is primarily a result of the following factors:

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

The geographic distribution of the loans underlying, and collateral securing, our investments, including our Excess MSRs, servicer advances, Non-Agency RMBS and consumer loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates. As of March 31, 2014, 25.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 9.1% was secured by properties located in Florida. As of March 31, 2014, 28.8% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 27.8% was located in the Southeastern U.S., 19.1% was located in the Northeastern U.S., 15.8% was located in the Midwestern U.S. and 6.0% was located in the Southwestern U.S. New Residential was unable to obtain geographical information for 2.5% of the collateral. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2014, 67.2% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 32.8% consisted of fixed rate securities, and our entire Agency ARM RMBS portfolio consisted of floating rate securities. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2013, we had outstanding repurchase agreements with an aggregate face amount of approximately $883.0 million to finance Non-Agency RMBS and approximately $1.1 billion to finance Agency ARM RMBS. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of March 31, 2014, all of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads,” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

Certain of our advance facilities mature in September 2014, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advances from Nationstar in accordance with our agreement, Nationstar could default on its obligation to fund such advances, which could result in their termination as servicer under the applicable pooling and servicing agreements and a partial or total loss of our investment in servicer advances and Excess MSRs.

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy for our real estate related securities and loans is dependent on our ability to place the debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of any items that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements. The REIT provisions of the Internal Revenue Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. See “Risks Related to Our Taxation as a REIT–Complying with the REIT requirements may limit our ability to hedge effectively.”

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

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Currently, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.7 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. We have broad investment guidelines, and we may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $62.5 billion of assets under management as of March 31, 2014.

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

We intend to operate in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. See “Risks Related to our Business–The valuations of our assets are subject to uncertainty since most of our assets are not traded in an active market,” and “Risks Related to Our Business–Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.” Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments (such as TBAs) may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. See also “–Our failure to qualify as a REIT would cause our stock to be delisted from the NYSE.”

Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle fails to qualify as a REIT for its taxable years ending on or before December 31, 2014, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although, as described under the heading “Certain Relationships and Transactions with Related Persons, Affiliates and Affiliated Entities,” Newcastle has (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

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

We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain of our assets, such as our investment in consumer loans, generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (iv) make taxable distributions of our capital stock or debt securities in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to satisfy our liquidity needs, which could adversely affect the value of our common stock.

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

We may be unable to generate sufficient cash from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income each year, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Morover, our ability to make distributions may be adversely affected by the risk factors described herein. See also “Risks Related to Our Common Stock–We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we currently hold some of our assets through TRSs, such as our investment in servicer advances and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS. Such subsidiaries will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our pre-tax return on the applicable investment.

Complying with the REIT requirements may negatively impact our investment returns or cause us to forego otherwise attractive opportunities, liquidate assets or contribute assets to a TRS.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forego otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire and hold Excess MSRs, interests in consumer loans, servicer advances and other investments is subject to the applicable REIT qualification tests, and we may have to hold these interests through TRSs, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

Complying with the REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Internal Revenue Code may substantially limit our ability to hedge our operations because a significant amount of the income from those hedging transactions is likely to be treated as non-qualifying income for purposes of both REIT gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRSs. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax. See also “–Risks Related to Our Business–Any hedging transactions that we enter into may limit our gains or result in losses.”

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

Uncertainty exists with respect to the treatment of TBAs for purposes of the REIT asset and income tests, and the failure of TBAs to be qualifying assets or of income/gains from TBAs to be qualifying income could adversely affect our ability to qualify as a REIT.

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

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a “prohibited transaction” is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of or securitize loans or Excess MSRs in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We have made investments through joint ventures, such as our investment in consumer loans, and accounting for such investments can increase the complexity of maintaining effective internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

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

We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Any preferred stock issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2014, a former employee of the Manager exercised 215,000 options with a weighted average exercise price of $2.81, for an aggregate exercise price of $0.6 million. Upon exercise, 215,000 shares of common stock of New Residential were issued to the former employee. This transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2	Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

2.3	Master Servicing Rights Purchase Agreement between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.4	Sale Supplement (Shuttle 1) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.5	Sale Supplement (Shuttle 2) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.6	Sale Supplement (First Tennessee) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

4.1	Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.2	Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.3	Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.4	Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells

Exhibit Number	Exhibit Description
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

4.5	Series 2013-VF2 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Natixis, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.6	Series 2013-VF3 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Morgan Stanley Bank, N.A., as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.1	Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 17, 2013)

10.2	Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.4	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.5	Investment Guidelines (incorporated by reference to Amendment No. 4 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6	Excess Servicing Spread Sale and Assignment Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed March 15, 2012)

10.7	Excess Spread Refinanced Loan Replacement Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed March 15, 2012)

10.8	Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR V LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VI LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s

Exhibit Number	Exhibit Description
Current Report on Form 8-K, filed May 15, 2012)

10.11	Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII, LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.12	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR V LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VI LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.24	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

Exhibit Number	Exhibit Description
10.25	Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.26	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.27	Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.29	Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.30	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.31	Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.33	Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.34	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.36	Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated April 1, 2013 (incorporated by reference to the confidential submission by the Registrant of the draft Registration Statement on Form S-11 on August 19, 2013)

10.38	Amended and Restated Receivables Sale Agreement among Nationstar Mortgage LLC, as initial receivables seller and as servicer, Advance Purchaser LLC, as receivables seller and as servicer, and NRZ Servicer Advance Facility Transferor BC, LLC (f/k/a Nationstar Servicer Advance Facility Transferor, LLC 2013-BC), as depositor, dated as of December 17, 2013 (incorporated by reference to

Exhibit Number	Exhibit Description
New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.39	Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor BC, LLC, as depositor, and NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

21.1	List of Subsidiaries of New Residential Investment Corp.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Consolidated and Combined Financial Statements of SpringCastleAmerica, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition, LLC

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President

May 15, 2014

By:	/s/ Susan Givens
Susan Givens
Chief Financial Officer and Treasurer

May 15, 2014

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

May 15, 2014

