Form 10-Q
period 2014-06-30
New Residential Investment Corp.
filed 2014-08-07
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 282,213,133 shares outstanding as of August 1, 2014.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$372,416	$324,151
Excess mortgage servicing rights, equity method investees, at fair value	330,220	352,766
Servicer advances, at fair value	3,679,105	2,665,551
Real estate securities, available-for-sale	1,463,903	1,973,189
Residential mortgage loans, held-for-investment	517,424	33,539
Consumer loans, equity method investees	250,048	215,062
Cash and cash equivalents	311,126	271,994
Restricted cash	37,327	33,338
Derivative assets	30,992	35,926
Other assets	46,755	53,142
	$7,039,316	$5,958,658

Liabilities and Equity

Liabilities
Repurchase agreements	$1,815,182	$1,620,711
Notes payable	3,289,445	2,488,618
Trades payable	—	246,931
Due to affiliates	26,132	19,169
Dividends payable	70,553	63,297
Deferred tax liability	17,645	—
Accrued expenses and other liabilities	8,579	6,857
	5,227,536	4,445,583

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 282,213,133 and 253,197,974 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,823	2,532
Additional paid-in capital	1,326,272	1,157,118
Retained earnings	160,396	102,986
Accumulated other comprehensive income, net of tax	8,988	3,214
Total New Residential stockholders’ equity	1,498,479	1,265,850
Noncontrolling interests in equity of consolidated subsidiaries	313,301	247,225
Total Equity	1,811,780	1,513,075
	$7,039,316	$5,958,658

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest income	$92,656	$22,999	$164,146	$39,190
Interest expense	36,512	2,651	75,509	3,550
Net Interest Income	56,144	20,348	88,637	35,640

Impairment
Other-than-temporary impairment ("OTTI") on securities	615	3,756	943	3,756
Valuation provision on loans	293	—	457	—
	908	3,756	1,400	3,756

Net interest income after impairment	55,236	16,592	87,237	31,884

Other Income
Change in fair value of investments in excess mortgage servicing rights	5,502	41,833	12,104	43,691
Change in fair value of investments in excess mortgage servicing rights, equity method investees	12,743	20,127	19,117	21,096
Change in fair value of investments in servicer advances	82,877	—	82,877	—
Earnings from investments in consumer loans, equity method investees	21,335	36,164	37,695	36,164
Gain on settlement of investments	52,539	58	56,896	58
Other income	2,893	—	4,250	—
	177,889	98,182	212,939	101,009

Operating Expenses
General and administrative expenses	5,744	602	7,819	3,321
Management fee allocated by Newcastle	—	1,809	—	4,134
Management fee to affiliate	4,915	2,263	9,401	2,263
Incentive compensation to affiliate	18,863	878	22,201	878
	29,522	5,552	39,421	10,596

Income (Loss) Before Income Taxes	203,603	109,222	260,755	122,297
Income tax expense	21,395	—	21,682	—
Net Income (Loss)	$182,208	$109,222	$239,073	$122,297
Noncontrolling interests in Income (Loss) of Consolidated Subsidiaries	$58,705	$—	$66,798	$—
Net Income (Loss) Attributable to Common Stockholders	$123,503	$109,222	$172,275	$122,297

Net Income Per Share of Common Stock
Basic	$0.45	$0.43	$0.65	$0.48
Diluted	$0.44	$0.43	$0.64	$0.48

Weighted Average Number of Shares of Common Stock Outstanding
Basic	272,930,907	253,025,645	263,124,444	253,025,645
Diluted	279,336,255	256,659,488	269,581,580	254,852,605

Dividends Declared per Share of Common Stock	$0.250	$0.070	$0.425	$0.070

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive income (loss), net of tax
Net income (loss)	$182,208	$109,222	$239,073	$122,297
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	55,729	(16,193)	66,607	(10)
Reclassification of net realized (gain) loss on securities into earnings	(56,669)	3,698	(60,833)	3,698
	(940)	(12,495)	5,774	3,688
Total comprehensive income (loss)	$181,268	$96,727	$244,847	$125,985
Comprehensive income (loss) attributable to noncontrolling interests	$58,705	$—	$66,798	$—
Comprehensive income (loss) attributable to common stockholders	$122,563	$96,727	$178,049	$125,985

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2014
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2013	253,197,974	$2,532	$1,157,118	$102,986	$3,214	$1,265,850	$247,225	$1,513,075
Dividends declared	—	—	—	(114,865)	—	(114,865)	—	(114,865)
Capital contributions	—	—	—	—	—	—	142,082	142,082
Capital distributions	—	—	—	—	—	—	(144,196)	(144,196)
Issuance of common stock	28,750,000	288	169,617	—	—	169,905	—	169,905
Option exercise	215,000	2	601	—	—	603	—	603
Dilution impact of distributions from consolidated subsidiaries	—	—	(1,392)	—	—	(1,392)	1,392	—
Director share grant	50,159	1	328	—	—	329	—	329
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	172,275	—	172,275	66,798	239,073
Net unrealized gain (loss) on securities	—	—	—	—	66,607	66,607	—	66,607
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(60,833)	(60,833)	—	(60,833)
Total comprehensive income (loss)						178,049	66,798	244,847
Equity - June 30, 2014	282,213,133	$2,823	$1,326,272	$160,396	$8,988	$1,498,479	$313,301	$1,811,780

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$239,073	$122,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(12,104)	(43,691)
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(19,117)	(21,096)
Change in fair value of investments in servicer advances	(82,877)	—
Earnings from consumer loan equity method investees	(37,695)	(36,164)
Change in fair value of investments in derivative assets	2,444	—
Accretion and other amortization	(134,339)	(27,377)
(Gain) / loss on settlement of investments (net)	(56,896)	(58)
(Gain) / loss on transfer of loans to REO	(6,694)	—
Other-than-temporary impairment (“OTTI”)	943	3,756
Valuation provision on loans	457	—
Non-cash directors’ compensation	329	—
Deferred tax liability	17,645	—
Changes in:
Restricted cash	(3,989)	—
Other assets	(3,213)	(3,907)
Due to affiliates	6,963	(2,715)
Accrued expenses and other liabilities	1,800	574
Reduction of liability deemed as capital contribution by Newcastle	—	11,515
Other operating cash flows:
Interest received from excess mortgage servicing rights	25,509	3,464
Interest received from servicer advance investments	65,321	—
Interest received from residential mortgage loans, held-for-investment	1,223	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	20,500	4,822
Distributions of earnings from consumer loan equity method investees	2,152	769
Cash proceeds from investments, in excess of interest income	—	41,435
Net cash proceeds deemed as capital distributions to Newcastle	—	(35,571)
Net cash provided by (used in) operating activities	27,435	18,053

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(55,289)	(2,391)
Acquisition of investments in excess mortgage servicing rights, equity method investees	—	(53,766)
Purchase of servicer advance investments	(3,955,602)	—
Purchase of Agency ARM RMBS	(354,838)	(140,924)
Purchase of Non-Agency RMBS	(1,057,464)	(124,176)
Purchase of residential mortgage loans, held-for-investment	(733,693)	—
Purchase of derivative assets	(70,027)	—
Purchase of real estate owned	(3,391)	—
Payment for settlement of derivatives at a loss	(17,273)	—
Return of investments in excess mortgage servicing rights	19,421	6,600
Return of investments in excess mortgage servicing rights, equity method investees	21,163	4,018
Principal repayments from servicing advance investments	3,062,259	—
Principal repayments from Agency ARM RMBS	143,735	102,553
Principal repayments from Non-Agency RMBS	49,175	23,592
Principal repayments from residential mortgage loans, held-for-investment	8,289	1,789
Proceeds from sale of Agency ARM RMBS	324,379	—
Proceeds from sale of Non-Agency RMBS	1,273,190	4,421
Proceeds from settlement of derivatives	13,271	—
Proceeds from sale of residential mortgage loans	249,690	—
Proceeds from sale of real estate owned	2,880	—
Net cash provided by (used in) investing activities	(1,080,125)	(178,284)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Financing Activities
Repayments of repurchase agreements	(2,274,155)	(290,747)
Margin deposits under repurchase agreements	(115,961)	(87,579)
Repayments of notes payable	(4,216,985)	—
Payment of deferred financing fees	(6,530)	—
Common stock dividends paid	(107,609)	—
Borrowings under repurchase agreements	2,473,920	415,982
Return of margin deposits under repurchase agreements	152,936	87,216
Borrowings under notes payable	5,017,812	—
Issuance of common stock	173,201	—
Costs related to issuance of common stock	(2,693)	—
Capital contributions	—	—
Contributions in kind	—	245,058
Noncontrolling interest in equity of consolidated subsidiaries - contributions	142,082	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(144,196)	—
Net cash provided by (used in) financing activities	1,091,822	369,930

Net Increase (Decrease) in Cash and Cash Equivalents	39,132	209,699

Cash and Cash Equivalents, Beginning of Period	271,994	—

Cash and Cash Equivalents, End of Period	$311,126	$209,699

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$72,100	$3,029
Cash paid during the period for income taxes	3,510	—

Supplemental Schedule of Non-Cash Investing and Financing Activities Prior to Date of Cash Contribution by Newcastle
Cash proceeds from investments, in excess of interest income	$—	$41,435
Acquisition of real estate securities	—	242,750
Acquisition of investments in excess mortgage servicing rights, equity method investees at fair value	—	125,099
Acquisition of residential mortgage loans, held-for-investment	—	35,138
Acquisition of investments in consumer loan equity method investees	—	245,421
Borrowings under repurchase agreements	—	1,179,068
Repayments of repurchase agreements	—	3,902
Capital contributions by Newcastle	—	648,408
Contributions in-kind by Newcastle	—	1,093,684
Capital distributions to Newcastle	—	1,228,054

Supplemental Schedule of Non-Cash Investing and Financing Activities Subsequent to Date of Cash Contribution by Newcastle

Dividends declared but not paid	$70,553	$17,712
Non-cash distribution from Consumer Loan Companies	557	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
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

New Residential intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes for the tax year ended December 31, 2013. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 17 regarding New Residential's taxable REIT subsidiaries.

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

As of June 30, 2014, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 5.3 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2014. In addition, Fortress, through its affiliates, held options to purchase approximately 17.9 million shares of New Residential’s common stock as of June 30, 2014.

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

The accompanying condensed consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2013 and notes thereto included in New Residential’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2013.

Certain prior period amounts have been reclassified to conform to the current period's presentation.
Recently Adopted Accounting Policies
Purchased Credit-Impaired (PCI) Loans
New Residential evaluates the credit quality of its loans, as of the acquisition date, for evidence of credit quality deterioration. Loans with evidence of credit deterioration since their origination, and where it is probable that New Residential will not collect all contractually required principal and interest payments, are PCI loans. At acquisition, New Residential aggregates PCI loans into pools based on common risk characteristics and loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows.

The excess of the total cash flows (both principal and interest) expected to be collected over the carrying value of the PCI loans is referred to as the accretable yield. This amount is not reported on New Residential’s Condensed Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated life of the pool of loans.

On a quarterly basis, New Residential estimates the total cash flows expected to be collected over the remaining life of each pool. Probable decreases in expected cash flows trigger the recognition of impairment. Impairments are recognized through the valuation provision for loans and an increase in the allowance for loan losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated life of the pool of loans.

The excess of the total contractual cash flows over the cash flows expected to be collected is referred to as the nonaccretable difference. This amount is not reported on New Residential's Condensed Consolidated Balance Sheets and represents an estimate of the amount of principal and interest that will not be collected.

The liquidation of PCI loans, which may include sales of loans, receipt of payment in full by the borrower, or foreclosure, results in removal of the loans from the underlying PCI pool. When the amount of the liquidation proceeds, if any, is less than the unpaid principal balance of the loan, the difference is first applied against the PCI pool’s nonaccretable difference. When the nonaccretable difference for a particular loan pool has been fully depleted, any excess of the unpaid principal balance of the loan over the liquidation proceeds is written off against the PCI pool’s allowance for loan losses.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The standard clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The standard also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The ASU is effective for New Residential in the first quarter of 2015. Early adoption is permitted. New Residential is currently evaluating the new guidance to determine the impact that it may have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for New Residential in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for New Residential in the first quarter of 2015. Early application is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on New Residential’s reporting. New Residential has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Gain (loss) on derivative instruments	$(3,801)	$—	$(2,444)	$—
Gain (loss) on transfer of loans to REO	6,694	—	6,694	—
	$2,893	$—	$4,250	$—

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
Margin receivable	$772	$40,132	Interest payable	$2,185	$4,010
Interest and other receivables	5,936	7,548	Accounts payable	4,950	2,829
Deferred financing costs, net(A)	5,554	4,773	Derivative liability	—	18
Real estate owned(B)	30,976	—	Current taxes payable	527	—
Other assets	3,517	689	Other liabilities	917	—
	$46,755	$53,142		$8,579	$6,857

(A)	Deferred financing costs is net of accumulated amortization of $6,517 and $768 as of June 30, 2014 and December 31, 2013, respectively.

(B)
Real estate owned ("REO") assets are those individual properties New Residential purchased or received in satisfaction of a debt (e.g., by taking legal title or physical possession). REO assets are initially recognized at fair value less costs to sell and the carrying value of the acquired property is reviewed on a recurring basis and adjusted, if necessary, to the lower of cost or fair value.

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

	Six Months Ended June 30,
	2014	2013
Accretion of servicer advance interest income	$102,823	$—
Accretion of excess mortgage servicing rights income	24,789	20,781
Accretion of net discount on securities and loans	12,477	6,596
Amortization of deferred financing costs	(5,750)	—
	$134,339	$27,377

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2014
Interest income	$10,973	$57,107	$19,522	$5,054	$—	$—	$92,656
Interest expense	—	29,772	3,512	1,191	1,538	499	36,512
Net interest income (expense)	10,973	27,335	16,010	3,863	(1,538)	(499)	56,144
Impairment	—	—	615	293	—	—	908
Other income	18,245	82,709	53,413	2,187	21,335	—	177,889
Operating expenses	320	769	571	887	90	26,885	29,522
Income (Loss) Before Income Taxes	28,898	109,275	68,237	4,870	19,707	(27,384)	203,603
Income tax expense	—	21,395	—	—	—	—	21,395
Net Income (Loss)	$28,898	$87,880	$68,237	$4,870	$19,707	$(27,384)	$182,208
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$58,705	$—	$—	$—	$—	$58,705
Net income (loss) attributable to common stockholders	$28,898	$29,175	$68,237	$4,870	$19,707	$(27,384)	$123,503

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2014
Interest income	$24,789	$102,823	$30,760	$5,774	$—	$—	$164,146
Interest expense	1,291	61,728	7,581	1,389	3,021	499	75,509
Net interest income (expense)	23,498	41,095	23,179	4,385	(3,021)	(499)	88,637
Impairment	—	—	943	457	—	—	1,400
Other income	31,221	82,709	58,455	2,858	37,695	1	212,939
Operating expenses	385	1,019	631	977	113	36,296	39,421
Income (Loss) Before Income Taxes	54,334	122,785	80,060	5,809	34,561	(36,794)	260,755
Income tax expense	—	21,682	—	—	—	—	21,682
Net Income (Loss)	$54,334	$101,103	$80,060	$5,809	$34,561	$(36,794)	$239,073
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$66,798	$—	$—	$—	$—	$66,798
Net income (loss) attributable to common stockholders	$54,334	$34,305	$80,060	$5,809	$34,561	$(36,794)	$172,275

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
June 30, 2014
Investments	$702,636	$3,679,105	$1,463,903	$517,424	$250,048	$—	$6,613,116
Cash and cash equivalents	3,405	120,722	22,714	617	2,152	161,516	311,126
Restricted cash	—	37,327	—	—	—	—	37,327
Derivative assets	—	—	256	30,736	—	—	30,992
Other assets	—	7,925	6,499	31,435	557	339	46,755
Total assets	$706,041	$3,845,079	$1,493,372	$580,212	$252,757	$161,855	$7,039,316
Debt	$—	$3,265,530	$1,331,354	$382,743	$125,000	$—	$5,104,627
Other liabilities	1,205	20,595	254	1,925	519	98,411	122,909
Total liabilities	1,205	3,286,125	1,331,608	384,668	125,519	98,411	5,227,536
Total equity	704,836	558,954	161,764	195,544	127,238	63,444	1,811,780
Noncontrolling interests in equity of consolidated subsidiaries	—	313,301	—	—	—	—	313,301
Total New Residential stockholders’ equity	$704,836	$245,653	$161,764	$195,544	$127,238	$63,444	$1,498,479
Investments in equity method investees	$330,220	$—	$—	$—	$250,048	$—	$580,268

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2013
Interest income	$10,745	$—	$11,378	$838	$—	$38	$22,999
Interest expense	—	—	2,651	—	—	—	2,651
Net interest income (expense)	10,745	—	8,727	838	—	38	20,348
Impairment	—	—	3,756	—	—	—	3,756
Other income	61,960	—	58	—	36,164	—	98,182
Operating expenses	34	—	27	125	—	5,366	5,552
Income (Loss) Before Income Taxes	72,671	—	5,002	713	36,164	(5,328)	109,222
Income tax expense	—	—	—	—	—	—	—
Net Income (Loss)	$72,671	$—	$5,002	$713	$36,164	$(5,328)	$109,222
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$72,671	$—	$5,002	$713	$36,164	$(5,328)	$109,222

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2013
Interest income	$20,780	$—	$17,188	$1,184	$—	$38	$39,190
Interest expense	—	—	3,550	—	—	—	3,550
Net interest income (expense)	20,780	—	13,638	1,184	—	38	35,640
Impairment	—	—	3,756	—	—	—	3,756
Other income	64,787	—	58	—	36,164	—	101,009
Operating expenses	96	—	22	130	1,951	8,397	10,596
Income (Loss) Before Income Taxes	85,471	—	9,918	1,054	34,213	(8,359)	122,297
Income tax expense	—	—	—	—	—	—	—
Net Income (Loss)	$85,471	$—	$9,918	$1,054	$34,213	$(8,359)	$122,297
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$85,471	$—	$9,918	$1,054	$34,213	$(8,359)	$122,297

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
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

Pool 11. On May 20, 2013, New Residential entered into an excess spread agreement with Nationstar to purchase a two-thirds interest in the Excess MSRs on a portion of the loans in the pool which were eligible to be refinanced by a specific third party for a period of time for $2.4 million, with Nationstar retaining the remaining one-third interest in the Excess MSRs and all servicing rights. After this period expired, Nationstar acquired the ability to refinance all of the loans in the pool. See Note 5 for information on New Residential’s other agreements with Nationstar with respect to Excess MSRs on Pool 11.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

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

Pool 14, 16 and 19.  On May 12, 2014 New Residential invested approximately $33.9 million to acquire a one-third interest in the Excess MSRs on each of three portfolios of GSE residential mortgage loans (”Pool 14," "Pool 16" and "Pool 19”) with an aggregate UPB of $12.8 billion. Fortress managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

Pool 20.  On May 13, 2014, New Residential invested approximately $2.2 million to acquire a one-third interest in the Excess MSRs on a portfolio of GSE residential mortgage loans (“Pool 20”) with an aggregate UPB of $0.7 billion. Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	June 30, 2014					Six Months Ended June 30, 2014
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Interest in Excess MSR	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Life (Years)(C)	Changes in Fair Value Recorded in Other Income(D)
MSR Pool 1	$6,431,132	65.0%	$24,518	$34,313	5.3	$(161)
MSR Pool 1 - Recapture Agreement	—	65.0%	108	6,102	12.0	283
MSR Pool 2	7,461,126	65.0%	28,157	32,951	5.5	(222)
MSR Pool 2 - Recapture Agreement	—	65.0%	327	6,089	12.6	427
MSR Pool 3	7,369,718	65.0%	23,233	31,000	5.1	(497)
MSR Pool 3 - Recapture Agreement	—	65.0%	1,877	6,226	12.1	440
MSR Pool 4	4,803,347	65.0%	9,399	13,852	4.8	505
MSR Pool 4 - Recapture Agreement	—	65.0%	2,020	3,860	12.1	36
MSR Pool 5(E)	34,537,052	80.0%	110,258	136,962	5.4	3,613
MSR Pool 5 - Recapture Agreement	—	80.0%	8,913	6,111	13.0	818
MSR Pool 11	437,676	66.7%	1,996	2,356	6.5	371
MSR Pool 11 - Recapture Agreement	—	66.7%	254	293	13.9	57
MSR Pool 12(E)	4,814,648	40.0%	14,990	17,574	4.8	2,525
MSR Pool 12 - Recapture Agreement	—	40.0%	462	236	12.7	6
MSR Pool 14	952,767	33.3%	2,252	2,470	5.3	218
MSR Pool 14 - Recapture Agreement	—	33.3%	140	170	12.9	30
MSR Pool 16	1,412,598	33.3%	2,177	2,211	5.5	33
MSR Pool 16 - Recapture Agreement	—	33.3%	662	767	11.1	106
MSR Pool 17(E)	7,953,370	33.3%	18,481	18,876	5.2	395
MSR Pool 17 - Recapture Agreement	—	33.3%	1,114	644	12.8	(470)
MSR Pool 18(E)	8,041,279	40.0%	14,395	15,743	4.6	1,345
MSR Pool 18 - Recapture Agreement	—	40.0%	1,111	818	12.4	199
MSR Pool 19	10,249,845	33.3%	26,822	28,407	6.2	1,586
MSR Pool 19 - Recapture Agreement	—	33.3%	1,703	1,941	13.7	238
MSR Pool 20	701,701	33.3%	2,030	2,206	5.4	177
MSR Pool 20 - Recapture Agreement	—	33.3%	193	238	12.0	46
	$95,166,259		$297,592	$372,416	5.8	$12,104

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(B)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(D)	The portion of the change in fair value of the Recapture Agreements relating to loans recaptured to date is reflected in the respective pool.

(E)	Pool in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2014 (Note 6).

In the second quarter of 2014, a weighted average discount rate of 12.0% was used to value New Residential's investments in Excess MSRs (directly and through equity method investees).

 The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2014	December 31, 2013
California	30.0%	31.5%
Florida	8.5%	9.8%
New York	4.4%	4.9%
Maryland	4.1%	3.5%
Washington	3.9%	3.9%
Texas	3.8%	4.0%
Virginia	3.5%	3.1%
Arizona	3.4%	3.5%
New Jersey	3.3%	3.3%
Illinois	2.8%	2.7%
Other U.S.	32.3%	29.8%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

5. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS, EQUITY METHOD INVESTEES

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

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

The following tables summarize the investments in Excess MSR joint ventures, accounted for as equity method investees held by New Residential:

	June 30, 2014	December 31, 2013
Excess MSR assets	$655,766	$703,681
Other assets	8,451	5,534
Debt	—	—
Other liabilities	(3,777)	(3,683)
Equity	$660,440	$705,532
New Residential's investment	$330,220	$352,766

New Residential's ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$17,292	$8,140	$35,785	$13,756
Other income	8,194	34,528	2,489	31,374
Expenses	(1)	(2,414)	(41)	(2,938)
Net income	$25,485	$40,254	$38,233	$42,192

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	June 30, 2014
	Unpaid Principal Balance	Investee Interest in Excess MSR	New Residential Interest in Investees	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Life (Years)(C)
MSR Pool 6	$9,050,743	66.7%	50.0%	$36,286	$45,089	5.1
MSR Pool 6 - Recapture Agreement	—	66.7%	50.0%	5,951	8,551	12.2
MSR Pool 7	29,547,830	66.7%	50.0%	94,036	95,882	5.2
MSR Pool 7 - Recapture Agreement	—	66.7%	50.0%	12,209	24,136	12.4
MSR Pool 8	13,043,774	66.7%	50.0%	52,744	50,716	5.2
MSR Pool 8 - Recapture Agreement	—	66.7%	50.0%	4,707	12,630	12.1
MSR Pool 9	27,924,457	66.7%	50.0%	97,755	122,440	4.9
MSR Pool 9 - Recapture Agreement	—	66.7%	50.0%	29,343	30,134	12.1
MSR Pool 10(D)	63,763,048	66.7-77.0%	50.0%	189,488	190,143	5.1
MSR Pool 10 - Recapture Agreement	—	66.7-77.0%	50.0%	13,038	10,546	12.6
MSR Pool 11	16,491,872	66.7%	50.0%	41,115	55,440	5.6
MSR Pool 11 - Recapture Agreement	—	66.7%	50.0%	22,640	10,059	13.1
	$159,821,724			$599,312	$655,766	6.2

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

(C)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

(D)	Pool in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2014 (Note 6).

In the second quarter of 2014, a weighted average discount rate of 12.0% was used to value New Residential's investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2014	December 31, 2013
California	23.5%	23.5%
Florida	9.1%	9.2%
New York	5.5%	5.3%
Texas	4.9%	4.9%
Georgia	4.0%	4.0%
New Jersey	3.8%	3.7%
Illinois	3.5%	3.5%
Maryland	3.2%	3.1%
Virginia	3.2%	3.1%
Washington	2.8%	2.8%
Other U.S.	36.5%	36.9%
	100.0%	100.0%
Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

6. INVESTMENTS IN SERVICER ADVANCES

On December 17, 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, agreed to purchase $3.2 billion of outstanding servicer advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSR (Pools 10, 17 and 18) (Notes 4 and 5), including the basic fee component of the related MSRs. During the six months ended June 30, 2014, the Buyer also agreed to purchase outstanding servicer advances on a portfolio of loans underlying Pools 5 and 12. As of June 30, 2014, New Residential and third-party co-investors had settled $3.6 billion of servicer advances, net of recoveries, financed with $3.3 billion of notes payables outstanding (Note 11). A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer that holds its investments in servicer advances and owned an approximately 44.5% interest in the Buyer as of June 30, 2014. As of June 30, 2014, noncontrolling third-party investors, owning the remaining interest in the Buyer have aggregate capital commitments to the Buyer of $389.6 million and New Residential had funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2014, the third-party co-investors and New Residential have previously funded their commitments however the Buyer may recall $131.3 million and $95.8 million of capital distributed to the third-party co-investors and New Residential, respectively.  Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer that holds its investment in servicer advances.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to these pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of June 30, 2014 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential elected to record its investments in servicer advances, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by the Buyer, which New Residential consolidates:

	June 30, 2014				Six Months Ended June 30, 2014
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer advances	$3,596,228	$3,679,105	5.6%	3.8	$82,877

(A)	Carrying value represents the fair value of the investments in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the servicer advances, and related financing, of the Buyer, which New Residential consolidates:

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net(A)	Gross	Net
June 30, 2014
Servicer advances(C)	$102,159,164	$3,551,464	3.5%	$3,265,530	91.9%	90.8%	3.3%	2.2%
December 31, 2013
Servicer advances(C)	$43,444,216	$2,661,130	6.1%	$2,390,778	89.8%	88.6%	4.0%	2.3%

(A)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of an interest reserve maintained by the Buyer.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investments in servicer advances:

	June 30, 2014	December 31, 2013
Principal and interest advances	$1,282,504	$1,516,715
Escrow advances (taxes and insurance advances)	1,597,466	934,525
Foreclosure advances	671,494	209,890
Total	$3,551,464	$2,661,130

Interest income recognized by New Residential related to its investments in servicer advances was comprised of the following:

Six Months Ended June 30, 2014
Interest income, gross of amounts attributable to servicer compensation	$153,684
Amounts attributable to base servicer compensation	(49,306)
Amounts attributable to incentive servicer compensation	(1,555)
Interest income from investments in servicer advances	$102,823

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN REAL ESTATE SECURITIES

During the six months ended June 30, 2014, New Residential acquired $1.4 billion face amount of Non-Agency RMBS for approximately $882.0 million and $297.8 million face amount of Agency ARM RMBS for approximately $316.9 million. New Residential sold Non-Agency RMBS with a face amount of approximately $1.9 billion and an amortized cost basis of approximately $1.2 billion for approximately $1.3 billion, recording a gain on sale of approximately $60.3 million. Furthermore, New Residential sold Agency ARM RMBS with a face amount of $306.0 million and an amortized cost basis of approximately $322.9 million for approximately $324.4 million, recording a gain on sale of approximately $1.5 million.

On March 6, 2014, Merrill Lynch, Pierce, Fenner & Smith Incorporated and New Residential entered into an agreement pursuant to which New Residential agreed to purchase approximately $625 million face amount of Non-Agency residential mortgage securities for approximately $553 million. The purchased securities were issued by the American General Mortgage Loan Trust 2009-1 and represent 75% of the mezzanine and subordinate tranches (the "2009-1 Retained Certificates") of a securitization sponsored by Third Street Funding LLC, an affiliate of Springleaf. The securitization, including the 2009-1 Retained Certificates, is collateralized by residential mortgage loans with a face amount of approximately $0.9 billion. On May 30, 2014, New Residential sold the 2009-1 Retained Certificates for approximately $598.5 million and recorded a gain of approximately $39.7 million. At the time of sale, the 2009-1 Retained Certificates had an amortized cost basis of approximately $558.8 million. The purchase and sale of the 2009-1 Retained Certificates is included in the purchases and sales described above.

On May 27, 2014, New Residential exercised its cleanup call option related to sixteen Non-Agency RMBS deals and purchased and retained performing and non-performing residential mortgage loans. New Residential owned $17.4 million face amount in these deals and received par on these securities, which had an amortized cost basis of $12.0 million prior to the repayment. See Note 8 for further details on this transaction.

The following is a summary of New Residential’s real estate securities as of June 30, 2014, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)(C)	Principal Subordination(D)
Agency ARM RMBS(E)(F)	$1,159,363	$1,244,864	$6,179	$(4,031)	$1,247,012	120	AAA	3.12%	1.50%	4.7	N/A
Non-Agency RMBS	348,232	210,051	9,186	(2,346)	216,891	77	CCC	1.75%	7.14%	8.5	11.0%
Total/Weighted Average(G)	$1,507,595	$1,454,915	$15,365	$(6,377)	$1,463,903	197	AA-	2.81%	2.80%	5.6

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying six bonds for which New Residential was unable to obtain rating information. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency ARM RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities that is subordinate to New Residential’s investments.

(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(F)	Amortized cost basis and carrying value include principal receivable of $12.5 million.

(G)	The total outstanding face amount was $64.1 million for fixed rate securities and $1.4 billion for floating rate securities.

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the six months ended June 30, 2014, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $0.9 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of June 30, 2014.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than Twelve Months	$477,511	$450,308	$(332)	$449,976	$(4,838)	$445,138	58	AA-	3.15%	2.92%	4.9
Twelve or More Months	116,021	124,285	(612)	123,673	(1,539)	122,134	13	AA+	3.34%	1.51%	3.3
Total/Weighted Average	$593,532	$574,593	$(944)	$573,649	$(6,377)	$567,272	71	AA	3.19%	2.65%	4.6

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of June 30, 2014.

(B)
The weighted average rating of securities in an unrealized loss position for less than twelve months excludes the rating of five bonds for which New Residential was unable to obtain rating information.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2014
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$155,599	$155,871	$(1,073)	$(272)
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	144,118	145,212	(974)	(1,094)
Non credit impaired securities	321,508	326,519	—	(5,011)
Total debt securities in an unrealized loss position	$621,225	$627,602	$(2,047)	$(6,377)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of June 30, 2014.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

Six Months Ended June 30, 2014
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$2,071
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	464
Additions for credit losses on securities for which an OTTI was not previously recognized	151
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	(1,073)
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	(408)
Reduction for securities sold during the period	(231)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$974

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS as of June 30, 2014:

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$85,243	24.5%
Southeastern U.S.	73,322	21.0%
Northeastern U.S.	61,194	17.6%
Midwestern U.S.	58,722	16.9%
Southwestern U.S.	32,368	9.3%
Other(A)	37,383	10.7%
	$348,232	100.0%

(A)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the six months ended June 30, 2014, the face amount of these real estate securities was $361.7 million, with total expected cash flows of $339.4 million and a fair value of $258.0 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Outstanding Face Amount	Carrying Value
June 30, 2014	$186,186	$144,836
December 31, 2013	$729,895	$483,680

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

Six Months Ended June 30, 2014
Balance at December 31, 2013	$143,067
Additions	81,365
Accretion	(8,175)
Reclassifications from non-accretable difference	(778)
Disposals	(155,287)
Balance at June 30, 2014	$60,192

See Note 18 for recent activities related to New Residential's investments in real estate securities.

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

During the six months ended June 30, 2014, New Residential acquired several portfolios of performing and non-performing residential mortgage loans as discussed below:

•
On April 4, 2014, New Residential purchased a portfolio of non-performing residential mortgage loans out of a securitization trust with a UPB of approximately $17.8 million at a price of approximately $15.5 million. New Residential recognized a loss for the difference between the price paid and fair value of the loans acquired of $11.3 million.

•
On May 27, 2014, New Residential exercised its cleanup call option related to sixteen Non-Agency RMBS deals and purchased performing and non-performing residential mortgage loans with a UPB of approximately $283.6 million at a price of approximately $288.5 million. New Residential securitized approximately $233.8 million in UPB of performing loans, which was recorded as a sale for accounting purposes, and recognized a net gain on settlement of investments of approximately $2.6 million. New Residential retained performing and non-performing loans with a UPB of approximately $48.4 million at a price of $40.1 million. Additionally, New Residential acquired $1.3 million of real estate owned.

•	On May 28, 2014, New Residential purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $500.3 million at a price of approximately $373.1 million.

•
On June 24, 2014, New Residential purchased a portfolio of performing and non-performing residential mortgage loans with a UPB of approximately $82.3 million at a price of approximately $58.9 million. Additionally, New Residential acquired $2.1 million of real estate owned.

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Reverse Mortgage Loans

•	Performing Loans

•	Purchased Credit Impaired (“PCI”) Loans

•	Real Estate Owned ("REO")

•	Linked Transactions (treated as derivatives, Note 10)

The following table presents certain information regarding New Residential's residential mortgage loans outstanding by loan type, excluding REO and linked transactions, at June 30, 2014 and December 31, 2013, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

	June 30, 2014
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio ("LTV")(B)	Weighted Avg. Delinquency(C)	December 31, 2013 Carrying Value
Loan Type
Reverse Mortgage Loans(D)	$53,085	$30,794	288	10.3%	3.7	20.8%	183%	80.9%	$33,539
Performing Loans(E)(G)	72,056	61,008	357	6.4%	3.9	10.9%	107%	3.5%	—
Purchased Credit Impaired ("PCI") Loans(F)	576,777	425,622	1,880	7.4%	2.2	49.8%	111%	93.7%	—
Total Residential Mortgage Loans	$701,918	$517,424	2,525	7.5%	2.5	43.5%	115%	82.3%	$33,539

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)
Represents the percentage of underlying loans that are 30+ days delinquent, none of which are on non-accrual status. New Residential records REO received in satisfaction of unpaid loans within Other Assets in its Condensed Consolidated Balance Sheet (Note 2).

(D)
Represents a 70% interest New Residential holds in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million. 79% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(E)	Represents loans that are current or less than 30 days past due at acquisition.

(F)	Represents loans that are 30 days or more past due at acquisition.

(G)	Performing loan carrying value includes accrued interest receivable.

New Residential generally considers the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as its credit quality indicators. Delinquency status is a primary credit quality indicator as loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties. For residential mortgage loans, the current LTV ratio is an indicator of the potential loss severity in the event of default. Finally, the geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events will affect credit quality.

The table below summarizes the geographic distribution of the underlying residential mortgage loans as of June 30, 2014:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2014	December 31, 2013
California	24.8%	5.7%
New York	18.2%	22.0%
New Jersey	8.5%	6.9%
Illinois	4.5%	7.7%
Florida	4.3%	21.2%
Maryland	4.0%	2.8%
Connecticut	3.7%	3.9%
Massachusetts	3.5%	4.1%
Washington	3.1%	3.9%
Pennsylvania	2.5%	0.9%
Other U.S.	22.9%	20.9%
	100.0%	100.0%

Reverse Mortgage Loans

On February 27, 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans with a UPB of approximately $83.1 million as of December 31, 2012. New Residential invested approximately $35.1 million to

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

acquire a 70% interest in the reverse mortgage loans. Nationstar has co-invested on a pari passu basis with New Residential in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

Performing Loans

Performing loans are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, allowance for loan losses, charge-offs and write-downs for impaired loans. Interest income on performing loans is accrued and recognized as interest income at the contractual rate of interest.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCI loans, are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan.
Activities related to the carrying value of reverse mortgage loans and performing loans were as follows:

	For the Six Months Ended June 30, 2014
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2013	$33,539	$—
Purchases/additional fundings	—	60,904
Proceeds from repayments	(1,307)	—
Accretion of loan discount and other amortization	1,364	—
Transfer of loans to REO	(2,375)	—
Valuation provision on loans	(427)	N/A
Allowance for loan losses	N/A	(30)
Balance at June 30, 2014	$30,794	$60,874

Impairment on loans, other than PCI loans, is indicated when it is deemed probable that New Residential will be unable to collect all amounts due according to the contractual terms of the loan and results in New Residential establishing a valuation provision or an allowance for loan losses.
Activities related to the valuation provision on reverse mortgage loans and allowance for loan losses on performing loans were as follows:

	For the Six Months Ended June 30, 2014
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2013	$461	$—
Charge-offs(A)	—	—
Valuation provision on loans	427	N/A
Allowance for loan losses(B)	N/A	30
Balance at June 30, 2014	$888	$30

(A)
Loans, other than PCI loans, are generally charged off or charged down to the net realizable value of the collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, when available information confirms that loans are uncollectible.

(B)
Based on an analysis of collective borrower performance, credit ratings of borrowers, loan-to-value ratios, estimated value of the underlying collateral, key terms of the loans and historical and anticipated trends in defaults and loss severities at a pool level.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

Purchased Credit Impaired Loans

New Residential determined at acquisition that the PCI loans acquired would be aggregated into pools based on common risk characteristics (FICO score, delinquency status, collateral type, loan-to-value ratio) and aggregated a total of six pools. Loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows.

The following is the contractually required payments receivable, cash flows expected to be collected, and fair value at acquisition date for loans acquired during the six months ended June 30, 2014:

	Contractually Required Payments Receivable	Cash Flows Expected to be Collected	Fair Value
As of Acquisition Date	$1,084,324	$521,341	$422,649

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
June 30, 2014	$576,777	$425,622
December 31, 2013	$—	$—

The following is a summary of the changes in accretable yield for these loans:

For the Six Months Ended June 30, 2014
Balance at December 31, 2013	$—
Additions	98,692
Accretion	(4,276)
Reclassifications from non-accretable difference(A)	1,349
Balance at June 30, 2014	$95,765

(A)    Represents a probable and significant increase in cash flows previously expected to be collected.

Real estate owned (REO)

REO assets are those individual properties where New Residential receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). New Residential generally recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value. See Note 2 for further details on New Residential’s REO, which is included in Other Assets on the Condensed Consolidated Balance Sheets.

Linked Transactions

In the first quarter of 2014, New Residential invested in portfolios of non-performing loans and financed the transactions with the same counterparties from which it purchased them. New Residential accounts for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, New Residential recorded a non-hedge derivative instrument on a net basis, with changes in market value recorded as Other Income in the Condensed Consolidated Statements of Income. For further information on the transactions, see below and Note 10.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

On January 15, 2014, New Residential purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $65.6 million at a price of approximately $33.7 million. To finance this purchase, on January 15, 2014, New Residential entered into a $25.3 million repurchase agreement with Credit Suisse ("CS"). The repurchase agreement, which contains customary covenants and event of default provisions and is subject to margin calls, matures on January 15, 2015. This purchase was accounted for as a linked transaction (Note 10).

On March 28, 2014, New Residential purchased a portfolio of non-performing mortgage loans with a UPB of approximately $7.0 million at a price of approximately $3.8 million. The investment was financed with a $2.5 million master repurchase agreement with The Royal Bank of Scotland ("RBS"). The repurchase agreement, which contains customary covenants and event of default provisions and is subject to margin calls, matures on November 24, 2014. This acquisition is accounted for as a "linked transaction" (Note 10).

During the six months ended June 30, 2014, New Residential received properties in satisfaction of non-performing residential mortgage loans included in the portfolios acquired from CS and RBS accounted for as “linked transactions”. As a result, New Residential has recognized REO assets totaling approximately $25.8 million, as of June 30, 2014. See Note 2 for further details.
9. INVESTMENTS IN CONSUMER LOANS, EQUITY METHOD INVESTEES

On April 1, 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio includes over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed $2.2 billion ($1.3 billion outstanding as of June 30, 2014) of the approximately $3.0 billion purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion ($0.3 billion outstanding as of June 30, 2014) of asset-backed notes for 96% of par. These notes are subordinate to the $2.2 billion of debt issued in April 2013. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio.

The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

	June 30, 2014	December 31, 2013
Consumer loan assets	$2,302,297	$2,572,577
Other assets	172,969	192,830
Debt(A)	(1,627,323)	(2,010,433)
Other liabilities	(15,025)	(32,712)
Equity	$832,918	$722,262
New Residential's investment	$250,048	$215,062
New Residential's ownership	30.0%	30.0%

(A)
Represents the Class A asset-backed notes with a face amount of $1.3 billion, an interest rate of 3.75% and a maturity of April 2021 and the Class B asset-backed notes with a face amount of $0.3 billion, an interest rate of 4.0% and a maturity of December 2024. Substantially all of the net cash flow generated by the Consumer Loan Companies was required to be used to pay down the Class A notes. In June 2014, the balance of the outstanding Class A notes was reduced to 50% of the outstanding UPB of the performing consumer loans and the managing member was reimbursed by the Consumer Loan Companies for accumulated expenses. Prospectively, 70% of the net cash flow generated is required to be used to pay down the Class A notes, and the equity holders of the Consumer Loan Companies and holders of the Class B notes will each be entitled to receive 15% of the net cash flow of the Consumer Loan Companies on a periodic basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest income	$135,629	$278,444
Interest expense	(18,106)	(40,301)
Provision for finance receivable losses	(27,663)	(61,819)
Other expenses, net	(19,279)	(39,731)
Change in fair value of debt	535	(16,332)
Net income	$71,116	$120,261
New Residential's equity in net income	$21,335	$37,695
New Residential's ownership	30.0%	30.0%

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	June 30, 2014
	Unpaid Principal Balance	Interest in Consumer Loan Companies	Carrying Value(A)	Weighted Average Coupon(B)	Weighted Average Yield	Weighted Average Expected Life (Years)(C)
Consumer Loans	$2,924,133	30.0%	$2,302,297	18.1%	16.8%	3.5

(A)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(B)	Substantially all of the cash flows received on the loans is required to be used to make payments on the notes described above.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

New Residential’s investments in consumer loans, equity method investees changed during the six months ended June 30, 2014 as follows:

For the Six Months Ended June 30, 2014
Balance at December 31, 2013	$215,062
Contributions to equity method investees	—
Distributions of earnings from equity method investees(A)	(2,709)
Distributions of capital from equity method investees	—
Earnings from investments in consumer loan equity method investees	37,695
Balance at June 30, 2014	$250,048

(A)
In June 2014, the Consumer Loan Companies distributed $2.2 million in cash to, and made $0.6 million in tax withholding payments on behalf of, New Residential. The tax withholding payments were considered a non-cash distribution.

10. DERIVATIVES

As of June 30, 2014, New Residential’s derivative instruments include both economic hedges that were not designated as hedges for accounting purposes as well as non-performing loans accounted for as linked transactions that were not entered into for risk management purposes or for hedging activity. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors. New Residential’s credit risk with respect to economic hedges and linked transactions is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

New Residential entered into three interest rate swap agreements during March and April 2014, where New Residential receives floating rate payments in exchange for fixed rate payments, without exchanging the notional principal amounts. The agreements represented a total notional amount of $500 million with an original maturity of three years and were settled during the second quarter.

As of June 30, 2014, New Residential held to-be-announced forward contract positions (“TBAs”) of $10.0 million in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs of $10.0 million notional was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain residential mortgage loans.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivative assets
Real Estate Securities(A)	Derivative assets	$—	$1,452
Non-Performing Loans(A)	Derivative assets	30,736	34,474
TBAs	Derivative assets	256	—
		$30,992	$35,926

(A)	Investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions and are reflected as derivatives.

The following table summarizes notional amounts related to derivatives:

	June 30, 2014	December 31, 2013
Non-Performing Loans(A)	$186,362	$164,598
Real Estate Securities(B)	—	10,000
TBAs, short position(C)	10,000	—

(A)	Represents the UPB of the underlying loans of the non-performing loan pools within linked transactions.

(B)	Represents the face amount of the real estate securities within linked transactions.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes gains (losses) recorded in relation to derivatives:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Other income	2014	2014
Non-Performing Loans(A)	$(985)	$(314)
Real Estate Securities(A)	—	26
TBAs	(132)	230
U.S.T. Short Positions	(408)	—
Interest Rate Swaps	(2,276)	(2,386)
	(3,801)	(2,444)
Gain on settlement of investments
Real Estate Securities(A)	—	43
TBAs	(3,824)	(4,002)
U.S.T. Short Positions	176	176
	(3,648)	(3,783)
Total gains (losses)	$(7,449)	$(6,227)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

(A)	Investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions and are reflected as derivatives.

The following table presents both gross and net information about linked transactions:

	June 30, 2014	December 31, 2013
Non-Performing Loans
Non-performing loan assets, at fair value(A)	$104,770	$95,014
Repurchase agreements(B)	(74,034)	(60,540)
	30,736	34,474
Real Estate Securities
Real estate securities, at fair value(C)	—	9,952
Repurchase agreements(B)	—	(8,500)
	—	1,452
Net assets recognized as linked transactions	$30,736	$35,926

(A)	Non-performing loans that had a UPB of $186.4 million as of June 30, 2014, which represents the notional amount of the linked transaction and accrued interest.

(B)	Represents carrying amount that approximates fair value.

(C)	Real estate securities that had a current face amount of $10.0 million as of December 31, 2013, which represents the notional amount of the linked transaction.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

June 30, 2014(A)
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements (B)
Agency ARM RMBS (C)	Various	$1,182,244	$1,182,244	Jul-14	0.33%	0.1	$1,159,363	$1,232,414	$1,234,562	4.7
Non-Agency RMBS (D)	Various	149,110	149,110	Jul-14 to Oct-14	1.86%	0.1	237,191	186,567	192,413	9.7
Residential Mortgage Loans(E)	Various	348,033	348,033	Nov-14 to May-16	2.90%	1.7	648,833	486,660	486,630	2.4
Consumer Loans(F)	Jan-14	125,000	125,000	Jan-15	4.16%	0.6	N/A	N/A	250,048	3.5
Real Estate Owned(G)	Various	10,795	10,795	Nov-14 to Jun-15	2.96%	0.5	N/A	N/A	27,830	N/A
Total Repurchase Agreements		1,815,182	1,815,182		1.23%	0.4
Notes Payable
Servicer Advances(H)	Various	3,265,530	3,265,530	Sep-14 to Mar-17	3.26%	1.4	3,551,464	3,596,228	3,679,105	3.8
Residential Mortgage Loans(I)	Dec-13	23,915	23,915	Sep-14	3.41%	0.2	53,085	31,682	30,794	3.7
Total Notes Payable		3,289,445	3,289,445		3.26%	1.4
Total/ Weighted Average		$5,104,627	$5,104,627		2.54%	1.1

(A)	Excludes debt related to linked transactions (Note 10).

(B)	These repurchase agreements had approximately $0.1 million of associated accrued interest payable as of June 30, 2014.

(C)
The counterparties of these repurchase agreements are Mizuho ($145.1 million), Morgan Stanley ($218.5 million), Daiwa ($296.5 million) and Jefferies ($522.2 million) and were subject to customary margin call provisions.

(D)
The counterparties of these repurchase agreements are Barclays ($21.6 million), Credit Suisse ($50.7 million), Royal Bank of Scotland ($33.9 million), Bank of America ($1.9 million), Goldman Sachs ($27.6 million) and UBS ($13.5 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates. Includes $48.6 million borrowed under a master repurchase agreement, which bears interest at one-month LIBOR plus 1.75%.

(E)
The counterparties on these repurchase agreements are Nomura ($324.5 million), Citibank ($17.1 million) and Royal Bank of Scotland ($6.4 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)	The repurchase agreement is payable to Credit Suisse and bears interest equal to one-month LIBOR plus 2.0%.

(G)
The counterparties of these repurchase agreements are Royal Bank of Scotland ($7.0 million), Credit Suisse ($2.5 million) and Nomura ($1.3 million).  All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
$1.1 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.3% to 2.5%.

(I)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the servicer advances, such collateral is not available to other creditors of New Residential.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

New Residential has margin exposure on $1.8 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

As of June 30, 2014, New Residential held TBA positions of $10.0 million in a short notional amount of Agency ARM RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty (Note 10). As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

On January 8, 2014, New Residential financed all of its ownership interest in each of the Consumer Loan Companies under a $150.0 million master repurchase agreement with Credit Suisse Securities (USA) LLC maturing on June 30, 2014.  On June 30, 2014, New Residential extended this agreement to mature on January 30, 2015.  Borrowings on this extension bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a spread of 2.00% (reduced from a spread of 4.00%).  This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.

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

On March 6, 2014, Merrill Lynch, Pierce, Fenner & Smith Incorporated and New Residential entered into an agreement pursuant to which it agreed to purchase approximately $625 million face amount of Non-Agency residential mortgage securities for approximately $553 million. The purchased securities were issued by the American General Mortgage Loan Trust 2009-1 and represent 75% of the mezzanine and subordinate tranches (the 2009-1 Retained Certificates) of a securitization sponsored by Third Street Funding LLC, an affiliate of Springleaf. The securitization, including the 2009-1 Retained Certificates, is collateralized by residential mortgage loans with a face amount of approximately $0.9 billion. On March 31, 2014, New Residential obtained approximately $415 million in financing from Merrill Lynch, Pierce, Fenner & Smith Incorporated to settle its purchase of the 2009-1 Retained Certificates (Note 7). On May 30, 2014, New Residential sold the 2009-1 Retained Certificates for approximately $598.5 million and recorded a gain of approximately $39.7 million. At the time of sale, the 2009-1 Retained Certificates had an amortized cost basis of approximately $558.8 million. New Residential used a portion of the proceeds from the sale of the 2009-1 Retained Certificates to pay off the outstanding balance of this facility.

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

On May 2, 2014, New Residential obtained financing from Morgan Stanley to settle its purchase of $617.5 million of additional servicer advances. Borrowings under the facility bear an interest rate equal to 2.1% and have an expected repayment date in May 2016.  This financing is nonrecourse to the Buyer, except for customary recourse provisions.

On May 15, 2014, New Residential obtained financing from Citibank to settle its purchase of $48.4 million of residential loans.  Borrowings under this facility bear an interest rate equal to the sum of (i) LIBOR and (ii) 2.75% with a maturity date of May 14, 2015. The facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.

On May 28, 2014 and May 30, 2014 New Residential obtained financing from Nomura Corporate Funding Americas, LLC to settle its purchase of $478.7 million and $21.6 million of residential mortgage loans, respectively. Borrowings under the agreement

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.75% and have an expected repayment date of May 28, 2016. The agreement contains customary covenants and event of default provisions.

On June 24, 2014, New Residential obtained financing from Nomura to settle its purchase of $85.3 million of residential loans.  Borrowings under this facility bear an interest rate equal to the sum of (i) LIBOR and (ii) 2.75% with a maturity date of June 24, 2015. This financing is nonrecourse to the buyer, except for customary recourse provisions

In June 2014, New Residential paid off the outstanding secured corporate loan with Credit Suisse First Boston Mortgage LLC for approximately $69.1 million.

See Note 18 for recent activities related to New Residential's debt obligations.

Maturities

New Residential’s debt obligations as of June 30, 2014 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
July 1 through December 31, 2014	$1,254,661	$1,325,641	$2,580,302
2015	818,146	166,034	984,180
2016	1,028,545	—	1,028,545
2017	511,600	—	511,600
	$3,612,952	$1,491,675	$5,104,627

(A)	Excludes recourse debt related to linked transactions (Note 10).

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of June 30, 2014 :

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans(A)	Real Estate Loans	$600,000	$82,151	$517,849
Notes Payable
Servicer Advances(B)	Servicer Advances	5,661,700	3,265,530	2,396,170
		$6,261,700	$3,347,681	$2,914,019

(A)	Includes $300.0 million of borrowing capacity and $65.1 million of balance outstanding related to linked transactions (Note 10).

(B)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions. New Residential pays a 0.5% fee on the unused borrowing capacity.

New Residential was in compliance with all of its debt covenants as of June 30, 2014.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2014 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$95,166,259	$372,416	$—	$—	$372,416	$372,416
Excess mortgage servicing rights, equity method investees, at fair value(A)	159,821,724	330,220	—	—	330,220	330,220
Servicer advances	3,551,464	3,679,105	—	—	3,679,105	3,679,105
Real estate securities, available-for-sale	1,507,595	1,463,903	—	1,247,012	216,891	1,463,903
Residential mortgage loans, held for investment(B)	701,918	517,424	—	—	519,990	519,990
Non-hedge derivatives(C)	196,362	30,992	—	256	30,736	30,992
Cash and cash equivalents	311,126	311,126	311,126	—	—	311,126
Restricted cash	37,327	37,327	37,327	—	—	37,327
	$261,293,775	$6,742,513	$348,453	$1,247,268	$5,149,358	$6,745,079
Liabilities:
Repurchase agreements	$1,815,182	$1,815,182	$—	$1,331,354	$483,828	$1,815,182
Notes payable	3,289,445	3,289,445	—	1,285,348	2,006,525	3,291,873
	$5,104,627	$5,104,627	$—	$2,616,702	$2,490,353	$5,107,055

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)	The notional amount represents the total unpaid principal balance of the mortgage loans for residential mortgage loans, held for investment.

(C)	The notional amount for linked transactions consists of the aggregate UPB amount of the loans that comprise the asset portion of the linked transaction.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2014 as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Non-Agency	Servicer Advances	Non-Agency RMBS	Linked Transactions	Total
Balance at December 31, 2013	$144,660	$179,491	$245,399	$107,367	$2,665,551	$570,425	$35,926	$3,948,819
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income	—	—	—	—	—	—	—	—
Included in other-than-temporary impairment (“OTTI”) on securities(D)	—	—	—	—	—	(479)	—	(479)
Included in change in fair value of investments in excess mortgage servicing rights(D)	3,673	8,431	—	—	—	—	—	12,104
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	(100)	1,324	—	—	—	1,224
Included in gain on settlement of investments	—	—	—	—	—	60,330	—	60,330
Included in other income(D)	—	—	—	—	82,877	—	(271)	82,606
Gains (losses) included in other comprehensive income, net of tax(E)	—	—	—	—	—	3,174	—	3,174
Interest income	9,491	15,298	12,622	5,271	102,823	13,812	—	159,317
Purchases, sales and repayments
Purchases	36,157	19,132	—	—	3,955,602	882,033	9,758	4,902,682
Purchase adjustments	(59)	1,073	—	—	—	—	—	1,014
Proceeds from sales	—	—	—	—	—	(1,273,224)	(1,495)	(1,274,719)
Proceeds from repayments	(18,470)	(26,461)	(28,084)	(13,579)	(3,127,748)	(39,180)	(3,508)	(3,257,030)
Transfers to REO(F)	—	—	—	—	—	—	(9,674)	(9,674)
Balance at June 30, 2014	$175,452	$196,964	$229,837	$100,383	$3,679,105	$216,891	$30,736	$4,629,368

(A)	Includes the Recapture Agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

(D)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(E)	These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

(F)	Represents value of residential mortgage loans transferred to REO net of associated repurchase financing agreements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

Investments in Excess MSRs Valuation

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs owned directly and through equity method investees as of June 30, 2014:

	Significant Inputs
Held Directly (Note 4)	Prepayment Speed(A)	Delinquency(B)	Recapture Rate(C)	Excess Mortgage Servicing Amount (bps)(D)
MSR Pool 1	12.3%	8.6%	36.1%	26
MSR Pool 1 - Recapture Agreement	8.0%	5.0%	35.0%	21
MSR Pool 2	12.7%	9.9%	36.2%	22
MSR Pool 2 - Recapture Agreement	8.0%	5.0%	35.0%	21
MSR Pool 3	12.8%	11.2%	35.9%	22
MSR Pool 3 - Recapture Agreement	8.0%	5.0%	35.0%	21
MSR Pool 4	15.3%	13.5%	36.0%	17
MSR Pool 4 - Recapture Agreement	8.0%	5.0%	35.0%	21
MSR Pool 5	11.4%	N/A(E)	9.7%	13
MSR Pool 5 - Recapture Agreement	8.0%	N/A(E)	35.0%	21
MSR Pool 11 - Recapture Agreement	7.9%	5.0%	35.0%	19
MSR Pool 12	14.0%	N/A(E)	9.6%	26
MSR Pool 12 - Recapture Agreement	8.0%	N/A(E)	35.0%	19
MSR Pool 14	7.8%	3.5%	27.5%	19
MSR Pool 14 - Recapture Agreement	8.0%	5.0%	35.0%	19
MSR Pool 16	16.4%	4.9%	35.0%	17
MSR Pool 16 - Recapture Agreement	8.0%	5.0%	35.0%	19
MSR Pool 17	11.2%	N/A(E)	11.0%	19
MSR Pool 17 - Recapture Agreement	8.0%	N/A(E)	35.0%	19
MSR Pool 18	14.9%	N/A(E)	9.6%	15
MSR Pool 18 - Recapture Agreement	8.0%	N/A(E)	35.0%	19
MSR Pool 19	8.0%	2.8%	20.0%	19
MSR Pool 19 - Recapture Agreement	8.0%	5.0%	35.0%	19
MSR Pool 20	12.7%	4.0%	33.9%	32
MSR Pool 20 - Recapture Agreement	8.0%	5.0%	34.9%	19

Held through Equity Method Investees (Note 5)
MSR Pool 6	14.8%	7.3%	30.7%	25
MSR Pool 6 - Recapture Agreement	8.0%	5.0%	35.0%	23
MSR Pool 7	12.9%	7.7%	35.1%	15
MSR Pool 7 - Recapture Agreement	8.0%	5.0%	35.0%	19
MSR Pool 8	14.2%	7.5%	35.9%	19
MSR Pool 8 - Recapture Agreement	8.0%	5.0%	35.0%	19
MSR Pool 9	15.3%	5.0%	30.2%	22
MSR Pool 9 - Recapture Agreement	8.0%	5.0%	35.0%	26
MSR Pool 10	11.9%	N/A(E)	9.7%	11
MSR Pool 10 - Recapture Agreement	8.0%	N/A(E)	35.0%	19
MSR Pool 11	12.8%	9.9%	32.2%	15
MSR Pool 11 - Recapture Agreement	8.0%	5.0%	35.0%	19

(A)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(D)	Weighted average total mortgage servicing amount in excess of the basic fee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

(E)	The Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO).

In the second quarter of 2014, a weighted average discount rate of 12.0% was used to value New Residential's investments in Excess MSRs (directly and through equity method investees).

 Excess Mortgage Servicing Rights Equity Method Investees Valuation

New Residential’s investments in equity method investees measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2014 as follows:

Balance at December 31, 2013	$352,766
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(20,500)
Distributions of capital from equity method investees	(21,163)
Change in fair value of investments in equity method investees	19,117
Balance at June 30, 2014	$330,220

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the servicer advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed	Delinquency	Mortgage Servicing Amount		Discount Rate
June 30, 2014	2.2%	14.6%	16.3%	19.6	bps	5.6%
December 31, 2013	2.7%	13.3%	20.0%	21.2	bps	5.6%

Real Estate Securities Valuation

As of June 30, 2014, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency ARM RMBS	$1,159,363	$1,244,864	$1,247,012	$—	$1,247,012	2
Non-Agency RMBS	348,232	210,051	203,373	13,518	216,891	3
Total	$1,507,595	$1,454,915	$1,450,385	$13,518	$1,463,903

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

(B)	Management was unable to obtain quotations from more than one source on these securities. The one source was the seller (the party that sold New Residential the security).

Residential Mortgage Loans for Which Fair Value is Only Disclosed
The fair value of New Residential’s residential mortgage loans held-for-investment are estimated based on a discounted cash flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy.
For reverse mortgage loans, the significant inputs to these models include discount rates and the timing and amount of expected cash flows that management believes market participants would use in determining the fair values on similar pools of reverse mortgage loans.
The following table summarizes the inputs used in valuing reverse mortgage loans as of June 30, 2014:

				Significant Inputs
Loan Type	Carrying Value(A)	Fair Value(A)	Valuation Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(B)
Reverse Mortgage Loans	$30,794	$30,794	427	10.3%	3.7

(A)	Represents a 70% interest New Residential holds in the reverse mortgage loans.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

For performing loans, the significant inputs to these models include discount rates and market-based assumptions for prepayment speed and default.

Loan Type	Carrying Value(A)	Fair Value	Discount Rate	Prepayment Rate	Default Rate
Performing Loans	$61,008	$60,904	6.4%	7.7%	1.9%

(A)    Includes accrued interest receivable.
For non-performing loans, the significant inputs to these models include discount rates, loss severities, and market-based assumptions regarding the timing and amount of expected cash flows primarily based upon the performance of the loan pool and liquidation attributes.

Loan Type	Carrying Value	Fair Value	Discount Rate	Default Rate	Loss Severity
Non-Performing Loans	$425,622	$428,292	7.4%	97.5%	22.2%
Real Estate Owned (“REO”) is initially recognized at fair value less costs to sell and the carrying value of the acquired property is reviewed on a recurring basis and adjusted, if necessary, to the lower of cost or fair value. The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

employ market-based assumptions regarding the timing and amount of expected cash flows primarily based upon the performance of the loan pool and liquidation attributes. The linked transactions, which are categorized as Level 3, are recorded as a non-hedge derivative instrument on a net basis.
New Residential also enters into economic hedges including TBAs, which are categorized as Level 2 in the valuation hierarchy. Management generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are categorized as Level 2.
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
Short-term repurchase agreements and short-term notes payable have an estimated fair value equal to their carrying value due to their short duration and generally floating interest rates. Longer-term notes payable, representing the securitized portion of the servicer advance financing, are valued based on internal models utilizing both observable and unobservable inputs. As of June 30, 2014, these longer-term notes have an estimated fair value of $1,262 million and a carrying value of $1,260 million.

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

In April 2014, New Residential issued 27,750,000 shares of its common stock in a public offering at a price to the public of $6.10 per share for net proceeds of approximately $163.8 million. One of New Residential’s executive officers participated in this offering and purchased an additional 1,000,000 shares at the public offering price for net proceeds of approximately $6.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager to purchase 2,875,000 shares of New Residential’s common stock at a price of $6.10, which had a fair value of approximately $1.4 million as of the grant date. The assumptions used in valuing the options were: a 2.87% risk-free rate, a 12.584% dividend yield, 25.66% volatility and a 10 year term.

An employee of the Manager exercised 215,000 options with a weighted average exercise price of $2.81 on May 7, 2014. Upon exercise, 215,000 shares of common stock of New Residential were issued.

On December 17, 2013, New Residential declared a quarterly dividend of $0.175 per common share and a special cash dividend of $0.075 per common share, totaling $63.3 million, for the quarter ended December 31, 2013. The combined dividend of $0.25 was paid on January 31, 2014. On March 19, 2014, New Residential declared a quarterly dividend of $0.175 per common share, or $44.3 million, for the quarter ended March 31, 2014, which was paid in April 2014. On June 17, 2014, New Residential declared a quarterly dividend of $0.175 per common share and a special cash dividend of $0.075 per common share, totaling $70.6 million, for the quarter ended June 30, 2014. The combined dividend of $0.25 was paid on July 31, 2014.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

Approximately 5.3 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2014.

In January and June 2014, New Residential issued an aggregate of 50,159 shares of its common stock to its independent directors as compensation.

Option Plan

New Residential’s outstanding options at June 30, 2014 consisted of the following:

	Number of Options	Strike Price	Maturity Date
	162,500	$16.95	11/22/2014
	330,000	15.97	01/12/2015
	2,000	16.68	08/01/2015
	170,000	15.87	11/01/2016
	242,000	16.90	01/23/2017
	456,000	14.96	04/11/2017
	1,495,166	3.29	03/29/2021
	2,294,833	2.49	09/27/2021
	2,000	2.74	12/20/2021
	1,867,167	3.41	04/03/2022
	2,265,000	3.67	05/21/2022
	2,499,167	3.67	07/31/2022
	5,750,000	5.12	01/11/2023
	2,300,000	5.74	02/15/2023
	8,000	6.79	06/02/2023
	2,875,000	6.10	04/30/2024
Total/Weighted Average	22,718,833	$5.12

As of June 30, 2014, New Residential’s outstanding options were summarized as follows:

Held by the Manager	17,925,463
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	4,781,370
Issued to the independent directors	12,000
Total	22,718,833

Income and Earnings Per Share

Net income earned prior to the spin-off is included in additional paid-in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off.

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the three and six months ended June 30, 2014, based on the treasury stock method, New Residential had 6,405,348 and 6,457,136 dilutive common stock equivalents outstanding, respectively. During the three and six months ended June 30, 2013, New Residential had 3,633,843 and 1,826,960 dilutive common stock equivalents outstanding, respectively.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investments in servicer advances (Note 6).

14. COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of June 30, 2014, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential.

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

Capital Commitments — As of June 30, 2014, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to June 30, 2014, including investments in Excess MSRs):

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

Residential Mortgage Loans — As part of its investment in residential mortgage loans, New Residential may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 8 for information on New Residential’s investments in residential mortgage loans.
Debt Covenants — New Residential’s debt obligations contain various customary loan covenants (Notes 8 and 11).

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

15. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Due to affiliates is comprised of the following amounts:

	June 30, 2014	December 31, 2013
Management fees	$3,415	$1,495
Incentive compensation	22,201	16,847
Expense reimbursements and other	516	827
	$26,132	$19,169

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

Affiliate expenses and fees were comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Management fees	$4,915	$4,072	$9,401	$6,397
Incentive compensation	18,863	878	22,201	878
Expense reimbursements(A)	125	—	250	—
Total	$23,903	$4,950	$31,852	$7,275

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

New Residential's board of directors approved a change in the computation of incentive compensation to exclude unrealized gains (or losses) on investments and debt (and any deferred tax impact thereof). The impact of this change on the six months ended June 30, 2014 was to reduce incentive compensation by $5.5 million.

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of June 30, 2014, New Residential’s entire Non-Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $2.8 billion as of June 30, 2014. As of June 30, 2014, $17.8 million UPB of New Residential's non-performing residential mortgage loans are being serviced by Nationstar. Subsequent to June 30, 2014, $548.7 million UPB of New Residential's non-performing residential mortgage loans have transferred to be serviced by Nationstar.

See Note 9 for a discussion of a transaction with Springleaf.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(57,284)	$(58)	$(61,776)	$(58)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	615	3,756	943	3,756
Total reclassifications		$(56,669)	$3,698	$(60,833)	$3,698

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

17. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current:
Federal	$2,236	$—	$2,453	$—
State and Local	1,514	—	1,584	—
Total Current Provision	3,750	—	4,037	—
Deferred:
Federal	13,236	—	13,236	—
State and Local	4,409	—	4,409	—
Total Deferred Provision	17,645	—	17,645	—
Total Provision for Income Taxes	$21,395	$—	$21,682	$—

New Residential intends to qualify as a REIT for the tax years ending December 31, 2013 and 2014. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential was a wholly owned subsidiary of Newcastle until May 15, 2013 and, as a qualified REIT subsidiary, was a disregarded entity until such date. As a result, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for the period from January 1 through May 15, 2013.

New Residential has made certain investments, particularly its investments in servicer advances (Note 6), through TRSs and is subject to regular corporate income taxes on these investments. In addition, some investments are held through limited partnership interests which are subject to the New York City unincorporated business tax (“UBT”). Regular corporate income taxes on the TRSs and UBT has been provided for in the provision for income taxes. New Residential and its subsidiaries will file income tax returns with the U.S. federal government and various state and local jurisdictions for the tax years ending December 31, 2013 and 2014. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

New Residential recorded a deferred tax liability of $17.6 million in the second quarter of 2014. This deferred tax liability relates to the unrealized gains of $82.9 million from New Residential's investment in servicer advances.

The increase in the provision for income taxes as of June 30, 2014 is primarily due to an increase in taxable profits subject to corporate income tax rates as well as taxable profits subject to UBT.

18. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2014 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Excess MSRs

On July 8, 2014, New Residential invested approximately $14.2 million to acquire a 32.5% interest in the Excess MSR on a portfolio of Fannie Mae residential mortgage loans ("Pool 13") with an aggregate UPB of $5.9 billion.  Fortress-managed funds and Nationstar agreed to acquire a 32.5% and 35.0% interest in the Excess MSRs, respectively.  New Residential also invested approximately $5.7 million to acquire a one-third interest in the Excess MSR on a portfolio of Fannie Mae residential mortgage loans ("Pool 15") with an aggregate UPB of $2.1 billion.  Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs.

Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of these investments, to the extent

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
(dollars in tables in thousands, except share data)

that any loans in the portfolios are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

Servicer Advances

Subsequent to June 30, 2014 and prior to August 4, 2014, the Buyer funded a total of $943.5 million of servicer advances and recovered $1.1 billion of existing servicer advances.  Notes payable outstanding decreased by $130.9 million and restricted cash decreased approximately $3.8 million in relation to these fundings. Additionally, the Buyer received $1.0 million from Nationstar to satisfy a targeted return shortfall.

On July 18, 2014, the Buyer received $26.7 million in proceeds  from the refinancing of the note issued under the Bank of America facility.  The Bank of America note was prepaid with proceeds of a new note issued to J.P. Morgan. The note issued to J.P. Morgan has a fixed interest rate equal to 2.45% with an expected repayment date of July 2016. As of July 31, 2014, the principal balance of this note was approximately $531.9 million.

On July 25, 2014, the Buyer received $12.1 million in proceeds from the refinancing of the Credit Suisse syndicated debt with notes issued to Morgan Stanley and J.P. Morgan.

Real Estate Securities

Subsequent to June 30, 2014, New Residential acquired Agency RMBS with an aggregate face amount of approximately $243.0 million for approximately $251.4 million and acquired Non-Agency RMBS with an aggregate face amount of approximately $22.7 million for approximately $19.2 million, financed with repurchase agreements. New Residential sold Agency ARM RMBS with a face amount of $443.2 million and an amortized cost basis of approximately $471.1 million for approximately $474.4 million and recorded a gain of approximately $3.3 million. New Residential sold no Non-Agency RMBS.

Subsequent to June 30, 2014, New Residential acquired additional net short TBA positions that increased its net short notional position by $392.0 million of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty.

In July 2014, New Residential paid off $397.8 million of the Agency ARM RMBS repo facility as a result of sales and rolled $764.2 million to mature in August 2014.

In July 2014, New Residential rolled $87.1 million of the Non-Agency RMBS repo facility that was scheduled to mature in July 2014 to mature in August 2014 through October 2014 and received an incremental financing of $1.7 million due to more favorable financing terms on the same collateral.

Corporate Activities

On June 17, 2014, New Residential’s board of directors declared a second quarter 2014 dividend of $0.175 per common share and a special cash dividend of $0.075 per common share, or $70.6 million, which was paid on July 31, 2014 to stockholders of record as of June 27, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Residential. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

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

Interest rates have risen significantly in recent months and may continue to increase, although the timing of any further increases is uncertain. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. However, prepayment speeds and delinquencies could increase even in the current interest rate environment, as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reasons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the second quarter of 2014, the fair value of our investments in Excess MSRs (directly and through equity method investees) increased by approximately $9.6 million and the weighted average discount rate of the portfolio was reduced from 12.5% to 12.0%.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency ARM and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency ARM RMBS portfolio as of June 30, 2014 was 1.17%, compared to 1.19% as of March 31, 2014. The net interest spread on our Non-Agency RMBS portfolio as of June 30, 2014 was 5.28%, compared to 2.67% as of March 31, 2014.

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

OUR PORTFOLIO

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments, as described in more detail below. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below (dollars in thousands).

	Outstanding Face Amount	Amortized Cost Basis(A)	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(B)
Investments in:
Excess MSRs(C)	$254,987,983	$597,248	9.7%	$702,636	6.0
Servicer Advances(C)	3,551,464	3,596,228	58.3%	3,679,105	3.8
Agency ARM RMBS	1,159,363	1,244,864	20.2%	1,247,012	4.7
Non-Agency RMBS	348,232	210,051	3.4%	216,891	8.5
Residential Mortgage Loans	701,918	518,342	8.4%	517,424	2.5
Consumer Loans(C)	2,924,133	N/A	N/A	250,048	3.5
Total/ Weighted Average	$263,673,093	$6,166,733	100.0%	$6,613,116	4.2

Reconciliation to GAAP total assets:
Cash and restricted cash				348,453
Derivative assets				30,992
Other assets				46,755
GAAP total assets				$7,039,316

(A)	Net of impairment.

(B)	Weighted average life is based on the timing of expected principal reduction on the asset.

(C)
The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

Servicing Related Assets

Excess MSRs

As of June 30, 2014, we had approximately $702.6 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of June 30, 2014, our completed investments represent an effective 33% to 80% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $255.0 billion. Nationstar is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee in exchange for providing all servicing functions. In addition, Nationstar retains a 20% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios (Pools 5, 10, 12, 17 and 18) underlying our Excess MSR investments. See “—Servicer Advances” below.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of June 30, 2014.

Summary of Direct Excess MSR Investments as of June 30, 2014

					MSR Component(A)					Excess MSR
	Investment Date	Initial UPB (bn)	Current UPB (bn)(B)	Loan Type(C)	MSR (bps)		Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Pool 1	Dec-11	$9.9	$6.4	GSE	32	bps	26	bps	65%	$43.7	$40.4
Pool 2	Jun-12	10.4	7.5	GSE	29		22		65%	42.3	39.0
Pool 3	Jun-12	9.8	7.4	GSE	30		22		65%	36.2	37.2
Pool 4	Jun-12	6.3	4.8	GSE	26		17		65%	15.4	17.7
Pool 5(D)	Jun-12	47.6	34.5	PLS	32		13		80%	151.5	143.1
Pool 11 (direct portion)(E)	May-13	—	0.5	GSE	25		19		67%	2.4	2.7
Pool 12(D)	Sep-13	5.4	4.8	PLS	50		26		40%	17.4	17.8
Pool 14	May-14	1.0	1.0	GSE	25		19		33%	2.4	2.6
Pool 16	May-14	1.5	1.4	GSE	27		17		33%	2.9	3.0
Pool 17(D)	Jan-14	8.1	8.0	PLS	34		19		33%	19.1	19.5
Pool 18(D)	Nov-13	9.2	8.0	PLS	37		15		40%	17.0	16.6
Pool 19	May-14	10.4	10.2	GSE	25		19		33%	28.6	30.4
Pool 20	May-14	0.7	0.7	GSE	42		32		33%	2.2	2.4
Total/ Weighted Average		$120.3	$95.2		32	bps	18	bps		$381.1	$372.4

(A)	The MSR is a weighted average as of June 30, 2014, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of June 30, 2014.

(C)	“GSE” refers to loans in Fannie Mae or Freddie Mac securitizations. “PLS” refers to loans in private label securitizations.

(D)
Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2014 (Note 6 to our Condensed Consolidated Financial Statements included herein).

(E)
A portion of our investment in Pool 11 was made as a direct investment, and the remainder was made as an investment through a joint venture accounted for as an equity method investee, as described in the chart below. The direct investment in Pool 11 includes loans that, upon refinancing by a third-party, became serviced by Nationstar and subject to a 67% Excess MSR owned by us.

Summary Excess MSR Investments Through Equity Method Investees as of June 30, 2014

					MSR Component(A)
	Commitment / Investment Date	Initial UPB (bn)	Current UPB (bn)(B)	Loan Type(C)	MSR (bps)		Excess MSR (bps)		NRZ Interest in Investee (%)	Investee Interest in Excess MSR (%) (D)	NRZ Effective Ownership (%)(D)	Investee Carrying Value (mm)
Pool 6	Jan-13	$13.0	$9.1	GM	40	bps	25	bps	50%	67%	33.5%	$53.6
Pool 7	Jan-13	38.0	29.5	GSE	26		15		50%	67%	33.5%	120.0
Pool 8	Jan-13	17.6	13.0	GSE	28		19		50%	67%	33.5%	63.4
Pool 9	Jan-13	33.8	27.9	GM	39		22		50%	67%	33.5%	152.6
Pool 10(E)	Jan-13	75.6	63.8	PLS	34		11		50%	67-77%	33.5-38.5%	200.7
Pool 11 (indirect portion)(F)	May-13	22.8	16.5	GSE	25		15		50%	67%	33.5%	65.5
Total/Weighted Average		$200.8	$159.8		32	bps	16	bps				$655.8

(A)	The MSR is a weighted average as of June 30, 2014, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of June 30, 2014.

(C)	“GM” refers to loans in Ginnie Mae securitizations. “GSE” refers to loans in Fannie Mae or Freddie Mac securitizations. “PLS” refers to loans in private label securitizations.

(D)
The equity method investee purchased an additional interest in a portion of Pool 10. Investee interest in Excess MSR and NRZ effective ownership in Pool 10 represent the range of ownership interests in the pool.

(E)
Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2014 (Note 6 to our condensed consolidated financial statements included herein).

(F)
A portion of our investment in Pool 11 was made as a direct investment and the remainder was made as an investment through a joint venture accounted for as an equity method investee, as described in the chart above.

The table below summarizes the terms of our investments in Excess MSRs that were not yet completed as of June 30, 2014:

Summary of Excess MSR Investments closed subsequent to June 30, 2014

					MSR Component(A)
	Commitment Date	Initial UPB (bn)	Current UPB (bn)(B)	Loan Type(C)	MSR (bps)		Excess MSR (bps)		NRZ Interest in Investee (%)	Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)(D)
Pool 13 (Direct Investment)	Nov-13	$5.9	$5.9	GSE	25	bps	19	bps	N/A	33%	$14.2
Pool 15 (Direct Investment)	Nov-13	2.1	2.1	GSE	37		27		N/A	33%	5.7
Total/Weighted Average		$8.0	$8.0		28	bps	21	bps			$19.9

(A)	The MSR is a weighted average as of the date the transaction closed and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of the date the transaction closed.

(C)	“GSE” refers to loans in Fannie Mae or Freddie Mac securitizations.

(D)	Amounts invested based on the UPB at the time of close.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of June 30, 2014 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Pool 1
Original Pool	$25,091	$9,940,385	$4,642,094	35,222	673	5.4%	273	92	21.0%	21.4%	18.3%	3.7%	53.8%
Recaptured Loans	9,222	—	1,789,038	9,774	726	4.5%	314	12	—	4.7%	4.5%	0.2%	10.4%
Recapture Agreements	6,102	—	—	—	—	—	—	—	—	—	—	—	—
	40,415	9,940,385	6,431,132	44,996	688	5.1%	285	70	15.2%	16.8%	14.5%	2.7%	41.7%
Pool 2
Original Pool	25,852	10,383,891	6,107,749	32,652	669	4.7%	319	80	11.0%	17.0%	13.0%	4.6%	45.9%
Recaptured Loans	7,099	—	1,353,377	7,152	729	4.5%	315	10	—	3.9%	3.4%	0.5%	—
Recapture Agreements	6,089	—	—	—	—	—	—	—	—	—	—	—	—
	39,040	10,383,891	7,461,126	39,804	680	4.7%	318	67	9.0%	14.6%	11.3%	3.9%	37.6%
Pool 3
Original Pool	26,319	9,844,114	6,487,517	40,987	678	4.0%	284	104	42.0%	15.9%	13.0%	3.3%	30.8%
Recaptured Loans	4,681	—	882,201	5,468	722	4.4%	310	9	—	1.3%	1.2%	0.1%	—
Recapture Agreements	6,226	—	—	—	—	—	—	—	—	—	—	—	—
	37,226	9,844,114	7,369,718	46,455	683	4.0%	287	92	37.0%	14.2%	11.6%	2.9%	27.1%
Pool 4
Original Pool	12,520	6,250,549	4,546,050	23,006	681	3.3%	302	95	58.0%	13.2%	7.8%	5.8%	44.7%
Recaptured Loans	1,332	—	257,297	1,322	732	4.5%	323	8	—	3.0%	2.1%	1.0%	—
Recapture Agreements	3,860	—	—	—	—	—	—	—	—	—	—	—	—
	17,712	6,250,549	4,803,347	24,328	684	3.4%	303	91	54.9%	12.7%	7.5%	5.5%	42.3%
Pool 5
Original Pool(F)	136,246	47,572,905	34,416,119	150,205	666	4.2%	284	100	52.0%	13.2%	6.8%	6.8%	9.7%
Recaptured Loans	716	—	120,933	567	756	4.1%	304	4	6.0%	0.1%	0.1%	—	—
Recapture Agreements	6,111	—	—	—	—	—	—	—	—	—	—	—	—
	143,073	47,572,905	34,537,052	150,772	666	4.2%	284	100	51.8%	13.2%	6.8%	6.8%	9.7%
Pool 11 (direct portion)(G)
Original Pool	—	—	—	—	—	—	—	—	—	—	—	—	—
Recaptured Loans	2,356	—	437,676	2,711	—	4.2%	303	11	—	4.4%	4.4%	—	—
Recapture Agreements	293	—	—	—	—	—	—	—	—	—	—	—	—
	2,649	—	437,676	2,711	—	4.2%	303	11	—	4.4%	4.4%	—	—
Pool 12
Original Pool(F)	17,551	5,375,157	4,804,896	39,189	598	5.7%	312	103	31.0%	12.1%	3.8%	8.6%	14.0%
Recaptured Loans	23	—	9,752	72	691	4.2%	263	4	—	—	—	—	—
Recapture Agreements	236	—	—	—	—	—	—	—	—	—	—	—	—
	17,810	5,375,157	4,814,648	39,261	598	5.7%	312	103	30.9%	12.1%	3.8%	8.6%	14.0%
Pool 14
Original Pool	2,470	970,121	952,767	3,300	780	3.2%	231	13	—	6.6%	6.6%	—	—
Recaptured Loans	—	—	—	—	—	—	—	—	—	—	—	—	—
Recapture Agreements	170	—	—	—	—	—	—	—	—	—	—	—	—
	2,640	970,121	952,767	3,300	780	3.2%	231	13	—	6.6%	6.6%	—	—
Pool 16
Original Pool	2,114	1,460,638	1,338,407	8,693	690	5.3%	287	86	4.0%	41.1%	40.0%	1.8%	67.3%
Recaptured Loans	97	—	74,191	384	668	4.5%	292	1	—	—	—	—	—
Recapture Agreements	767	—	—	—	—	—	—	—	—	—	—	—	—
	2,978	1,460,638	1,412,598	9,077	689	5.3%	287	81	3.8%	38.9%	37.9%	1.7%	63.8%
Continued on next page.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Pool 17
Original Pool(F)	18,866	8,088,574	7,947,859	34,402	692	4.5%	254	102	44.0%	13.8%	9.1%	5.1%	2.8%
Recaptured Loans	10	—	5,511	407	727	4.4%	291	1	1.0%	—	—	—	—
Recapture Agreements	644	—	—	—	—	—	—	—	—	—	—	—	—
	19,520	8,088,574	7,953,370	34,809	692	4.5%	254	102	44.0%	13.8%	9.1%	5.1%	2.8%
Pool 18
Original Pool(F)	15,724	9,238,001	8,031,609	40,118	669	4.8%	240	111	49.0%	13.8%	9.3%	5.0%	5.8%
Recaptured Loans	19	—	9,670	45	721	3.7%	240	1	4.0%	0.8%	0.8%	—	—
Recapture Agreements	818	—	—	—	—	—	—	—	—	—	—	—	—
	16,561	9,238,001	8,041,279	40,163	669	4.8%	240	111	48.9%	13.8%	9.3%	5.0%	5.8%
Pool 19
Original Pool	28,403	10,418,296	10,247,902	44,210	764	3.8%	297	11	—	7.5%	7.6%	—	—
Recaptured Loans	4	—	1,943	6	593	3.4%	287	1	34.4%	—	—	—	—
Recapture Agreements	1,941	—	—	—	—	—	—	—	—	—	—	—	—
	30,348	10,418,296	10,249,845	44,216	764	3.8%	297	11	—	7.5%	7.6%	—	—
Pool 20
Original Pool	2,203	719,479	695,754	5,109	674	5.5%	259	108	—	17.9%	16.6%	1.6%	44.2%
Recaptured Loans	3	—	5,947	30	488	3.4%	233	1	—	—	—	—	—
Recapture Agreements	238	—	—	—	—	—	—	—	—	—	—	—	—
	2,444	719,479	701,701	5,139	672	5.5%	259	107	—	17.7%	16.5%	1.6%	43.8%
Total/ Weighted Average	$372,416	$120,262,110	$95,166,259	485,031	679	4.4%	284	84	35.6%	13.3%	8.9%	4.8%	16.2%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments(H)	Delinquency 30 Days(H)	Delinquency 60 Days(H)	Delinquency 90+ Days(H)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 1
Original Pool	9.7%	6.0%	2.0%	1.3%	3.8%	1.1%	3.0%
Recaptured Loans	0.9%	0.8%	0.2%	0.1%	0.2%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	7.3%	4.6%	1.5%	1.0%	2.8%	0.8%	2.2%
Pool 2
Original Pool	13.3%	4.8%	1.8%	1.4%	6.0%	2.3%	5.1%
Recaptured Loans	1.0%	0.9%	0.1%	0.3%	0.2%	—	0.2%
Recapture Agreements	—	—	—	—	—	—	—
	11.1%	4.1%	1.5%	1.2%	4.9%	1.9%	4.2%
Pool 3
Original Pool	12.4%	4.5%	1.2%	1.1%	5.9%	2.6%	3.5%
Recaptured Loans	0.7%	0.8%	0.1%	—	0.1%	—	0.4%
Recapture Agreements	—	—	—	—	—	—	—
	11.0%	4.1%	1.1%	1.0%	5.2%	2.3%	3.1%
Pool 4
Original Pool	13.7%	3.5%	1.3%	1.1%	7.4%	2.4%	4.3%
Recaptured Loans	0.5%	0.7%	0.1%	—	—	—	0.3%
Recapture Agreements	—	—	—	—	—	—	—
	13.0%	3.4%	1.2%	1.0%	7.0%	2.3%	4.1%
Pool 5
Original Pool(F)	21.8%	10.1%	2.2%	3.3%	12.0%	2.3%	5.0%
Recaptured Loans	0.2%	0.4%	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	21.7%	10.1%	2.2%	3.3%	12.0%	2.3%	5.0%
Pool 11 (direct portion)(G)
Original Pool	—	—	—	—	—	—	—
Recaptured Loans	9.5%	15.9%	0.5%	0.5%	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	9.5%	15.9%	0.5%	0.5%	—	—	—
Pool 12
Original Pool(F)	31.5%	11.7%	4.6%	5.1%	15.8%	2.7%	5.5%
Recaptured Loans	8.5%	8.9%	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	31.5%	11.7%	4.6%	5.1%	15.8%	2.7%	5.5%
Pool 14
Original Pool	—	0.1%	—	—	—	—	—
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	—	0.1%	—	—	—	—	—
Pool 16
Original Pool	10.0%	4.1%	1.4%	1.4%	4.9%	1.3%	3.0%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	9.5%	3.9%	1.3%	1.3%	4.6%	1.2%	2.8%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments(H)	Delinquency 30 Days(H)	Delinquency 60 Days(H)	Delinquency 90+ Days(H)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 17
Original Pool(F)	20.3%	15.8%	2.1%	1.8%	8.0%	1.5%	3.3%
Recaptured Loans	0.8%	0.3%	—	0.6%	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	20.3%	15.8%	2.1%	1.8%	8.0%	1.5%	3.3%
Pool 18
Original Pool(F)	23.6%	3.5%	1.3%	6.9%	11.7%	1.0%	4.8%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	23.6%	3.5%	1.3%	6.9%	11.7%	1.0%	4.8%
Pool 19
Original Pool	0.2%	0.3%	—	—	—	—	—
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	0.2%	0.3%	—	—	—	—	—
Pool 20
Original Pool	19.7%	5.1%	1.9%	6.4%	7.7%	2.1%	3.0%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	19.5%	5.1%	1.9%	6.3%	7.6%	2.1%	3.0%
Total/Weighted Average	16.4%	7.2%	1.7%	2.5%	8.3%	1.7%	3.8%

(A)
The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis. Weighted averages exclude collateral information for which collateral data was not available as of the report date.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	One Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(D)	One Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(E)	One Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(F)
Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2014 (Note 6 to our condensed consolidated financial statements included herein).

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

The following table summarizes the collateral characteristics as of June 30, 2014 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 67% to 77% interest in the Excess MSRs.

	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Pool 6
Original Pool	$38,212	$12,987,190	$7,848,749	33.3%	61,495	666	5.6%	295	64	—	20.4%	16.0%	2.1%	—
Recaptured Loans	6,877	—	1,201,994	33.3%	3,425	707	3.9%	350	7	—	6.4%	5.1%	1.2%	—
Recapture Agreements	8,551	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	53,640	12,987,190	9,050,743		64,920	671	5.4%	303	56	—	18.5%	14.6%	2.0%	—
Pool 7
Original Pool	82,547	37,965,199	26,842,973	33.3%	200,423	680	4.9%	284	94	23.0%	17.2%	14.5%	3.1%	38.7%
Recaptured Loans	13,335	—	2,704,857	33.3%	17,381	707	4.6%	295	6	1.0%	3.3%	3.2%	0.1%	—
Recapture Agreements	24,136	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	120,018	37,965,199	29,547,830		217,804	682	4.9%	285	86	21.0%	15.9%	13.5%	2.8%	35.2%
Pool 8
Original Pool	40,644	17,622,118	11,003,550	33.3%	76,241	691	5.2%	294	81	15.0%	21.8%	18.6%	3.9%	38.5%
Recaptured Loans	10,072	—	2,040,224	33.3%	11,658	722	4.6%	299	7	—	2.8%	2.2%	0.6%	—
Recapture Agreements	12,630	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	63,346	17,622,118	13,043,774		87,899	696	5.1%	295	70	12.7%	18.8%	16.0%	3.4%	32.5%
Pool 9
Original Pool	113,734	33,799,700	26,545,480	33.3%	208,408	686	5.0%	292	57	4.0%	19.1%	16.2%	1.3%	29.8%
Recaptured Loans	8,706	—	1,378,977	33.3%	4,688	665	4.2%	324	9	1.0%	1.1%	1.1%	—	—
Recapture Agreements	30,134	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	152,574	33,799,700	27,924,457		213,096	685	5.0%	294	54	3.9%	18.2%	15.5%	1.2%	28.3%
Pool 10
Original Pool(F)	189,386	75,574,361	63,598,239	33.3-38.5%	341,696	661	4.8%	259	103	49.0%	12.4%	8.6%	4.2%	5.4%
Recaptured Loans	757	—	164,809	33.3-38.5%	555	742	4.1%	261	2	3.0%	—	—	—	—
Recapture Agreements	10,546	—	—	33.3-38.5%	—	—	—	—	—	—	—	—	—	—
	200,689	75,574,361	63,763,048		342,251	661	4.8%	259	102	48.9%	12.4%	8.6%	4.2%	5.4%
Pool 11 (indirect portion)(G)
Original Pool	54,443	22,817,213	16,286,921	33.3%	117,193	622	5.1%	295	75	4.0%	15.0%	13.3%	2.0%	8.1%
Recaptured Loans	997	—	204,951	33.3%	1,120	673	4.9%	311	4	—	0.2%	0.2%	—	—
Recapture Agreements	10,059	—	—	33.3%	—	—	—	—	—	—	—	—	—	—
	65,499	22,817,213	16,491,872		118,313	623	5.1%	295	74	4.0%	14.8%	13.1%	2.0%	8.0%
Total/ Weighted Average	$655,766	$200,765,781	$159,821,724		1,044,283	669	4.9%	279	83	25.5%	15.2%	12.1%	3.0%	17.1%
Continued on next page.

	Collateral Characteristics
	Uncollected Payments(H)	Delinquency 30 Days(H)	Delinquency 60 Days(H)	Delinquency 90+ Days(H)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 6
Original Pool	8.0%	6.4%	1.8%	1.1%	2.9%	0.4%	2.3%
Recaptured Loans	1.1%	0.9%	0.2%	0.2%	0.2%	—	0.1%
Recapture Agreements	—	—	—	—	—	—	—
	7.7%	6.2%	1.7%	1.1%	2.8%	0.4%	2.2%
Pool 7
Original Pool	14.8%	4.1%	1.1%	1.5%	8.1%	2.3%	3.7%
Recaptured Loans	0.8%	0.9%	0.1%	0.1%	0.1%	—	0.2%
Recapture Agreements	—	—	—	—	—	—	—
	14.2%	4.0%	1.1%	1.4%	7.8%	2.2%	3.6%
Pool 8
Original Pool	11.5%	3.9%	1.3%	1.5%	5.4%	1.6%	3.7%
Recaptured Loans	0.9%	0.7%	0.2%	0.1%	0.1%	—	0.3%
Recapture Agreements	—	—	—	—	—	—	—
	11.1%	3.8%	1.3%	1.4%	5.2%	1.5%	3.6%
Pool 9
Original Pool	5.7%	4.5%	1.3%	0.9%	1.9%	0.2%	1.5%
Recaptured Loans	3.6%	1.7%	0.6%	2.4%	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	5.6%	4.4%	1.3%	1.0%	1.8%	0.2%	1.4%
Pool 10
Original Pool(F)	27.0%	4.5%	1.6%	7.6%	15.7%	1.6%	4.7%
Recaptured Loans	—	—	—	—	—	—	—
Recapture Agreements	—	—	—	—	—	—	—
	25.9%	4.3%	1.5%	7.3%	15.1%	1.5%	4.5%
Pool 11 (indirect portion)(G)
Original Pool	16.5%	15.8%	2.1%	2.7%	4.9%	1.0%	1.8%
Recaptured Loans	1.5%	2.5%	0.3%	0.1%	—	—	0.2%
Recapture Agreements	—	—	—	—	—	—	—
	15.9%	15.3%	2.0%	2.6%	4.7%	1.0%	1.7%
Total/Weighted Average	16.2%	5.6%	1.4%	3.5%	8.3%	1.3%	3.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	One Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(D)	One Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(E)	One Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(F)
Pool in which we also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2014 (Note 6 to our condensed consolidated financial statements included herein).

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

In Transaction 1, the Buyer acquired from Nationstar Mortgage LLC (“Nationstar”) approximately $3.2 billion of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 billion. In exchange, the Buyer (i) paid approximately $3.2 billion (the “Initial Purchase Price”), and (ii) agreed to purchase future servicer advances related to the loans at par. The Initial Purchase Price is equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We previously acquired an interest in the Excess MSRs related to these loans, which are in Pools 10, 17 and 18. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.” The Buyer funded the Initial Purchase Price with approximately $2.8 billion of debt and $0.4 billion of equity, excluding working capital. As of June 30, 2014 , the Buyer had settled approximately $3.2 billion of servicer advances related to Transaction 1, which represents substantially all of Transaction 1.

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

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by the Buyer, which we consolidate (dollars in thousands):

	June 30, 2014				Six Months Ended June 30, 2014
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances	$3,596,228	$3,679,105	5.6%	3.8	$82,877

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the servicer advances, and related financing, of the Buyer, which we consolidate as of June 30, 2014 (dollars in thousands):

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net(A)	Gross	Net
June 30, 2014
Servicer advances(C)	$102,159,164	$3,551,464	3.5%	$3,265,530	91.9%	90.8%	3.3%	2.2%
December 31, 2013
Servicer advances(C)	$43,444,216	$2,661,130	6.1%	$2,390,778	89.8%	88.6%	4.0%	2.3%

(A)	Ratio of face amount of borrowings to value of servicer advance collateral, net of an interest reserve maintained by the Buyer.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investment in servicer advances:

	June 30, 2014	December 31, 2013
Principal and interest advances	$1,282,504	$1,516,715
Escrow advances (taxes and insurance advances)	1,597,466	934,525
Foreclosure advances	671,494	209,890
Total	$3,551,464	$2,661,130

	As of 12/31/13	As of 06/30/14
Advances Purchased	$2,687,813	$5,184,860
Activity Since Purchase	(26,683)	(1,633,396)
Ending Advance Balance	$2,661,130	$3,551,464
Net Debt(A)	$2,357,440	$3,226,003
Total Equity Invested(B)	$363,324	$702,359
Distributions Since Purchase	$—	$247,742
Net Equity Invested(B)	$363,324	$454,617
New Residential’s Equity % in Buyer(C)	31.8%	44.5%
Co-investors’ Equity % in Buyer(C)	68.2%	55.5%

(A)	Outstanding debt net of restricted cash.

(B)	Includes working capital.

(C)	Based on cash basis equity.

Subsequent to June 30, 2014 and prior to August 4, 2014, the Buyer funded a total of $943.5 million of servicer advances and recovered $1.1 billion of existing servicer advances.  Notes payable outstanding decreased by $130.9 million and restricted cash decreased approximately $3.8 million in relation to these fundings. Additionally, the Buyer received $1.0 million from Nationstar to satisfy a targeted return shortfall.

On July 18, 2014, the Buyer received $26.7 million in proceeds from the refinancing of the note issued under the Bank of America facility.  The Bank of America note was prepaid with proceeds of a new note issued to J.P. Morgan. The note issued to J.P. Morgan has a fixed interest rate equal to 2.45% with an expected repayment date of July 2016. As of July 31, 2014, the principal balance of this note was approximately $531.9 million.

On July 25, 2014, the Buyer received $12.1 million in proceeds from the refinancing of the Credit Suisse syndicated debt with notes issued to Morgan Stanley and J.P. Morgan.

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

The Buyer exercised the Call Right, in part, in Transaction 2. The outstanding balance of the servicer advances subject to the portion of the Call Right that was exercised was approximately $1.1 billion in the first quarter of 2014. An additional $921.3 million of the remaining portion of the outstanding balance of the servicer advances subject to the Call Right was exercised in the current quarter. As of June 30, 2014, the Buyer has settled $2.0 billion of advances related to Transaction 2, which was financed with approximately $1.8 billion of debt.  The Call Right expired on June 30,2014. At the time of expiration, approximately $400.0 million of advances remained related to Transaction 2.

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. On May 2, 2014, we funded $86.4 million and an additional $28.4 million on June 23, 2014. As of June 30, 2014, we owned approximately 44.5% of the Buyer, which corresponds to a $209.2 million equity investment (net of distributions).

The following is a summary of our interests in the Buyer’s equity:

June 30, 2014
Required equity(A)(B)	$608,352
Working capital(A)(B)	94,007
Other	118,878
Distributions	(247,742)
Total GAAP equity(B)	573,495
GAAP equity attributable to New Residential	$260,194
New Residential’s GAAP ownership	45.4%

(A)	Equity on which the Buyer applies its specified return.

(B)	Capital held at the Buyer to invest in additional servicer advances and provide compensating balances for financing facilities.

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

The Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of June 30, 2014 is equal to approximately 9.2%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.6 basis points on a weighted average basis as of June 30, 2014.

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

Performance Fee

The Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Performance Fee. If the amount necessary to achieve the Targeted Return is greater than the Retained Amount but less than Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Performance Fee. A Performance Fee payment was made to Nationstar in the amount of $1.6 million during the six months ended June 30, 2014.

Residential Securities and Loans

Real Estate Securities

As of June 30, 2014, we had approximately $1.5 billion face amount of real estate securities, including $1.2 billion of Agency ARM RMBS and $348.2 million of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1.2 billion for Agency ARM RMBS and approximately $149.1 million for Non-Agency RMBS. As of June 30, 2014, our entire Non-Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $2.8 billion as of June 30, 2014.

On March 6, 2014, Merrill Lynch, Pierce, Fenner & Smith Incorporated and we entered into an agreement pursuant to which we agreed to purchase approximately $625 million face amount of Non-Agency residential mortgage securities for approximately $553 million. The purchased securities were issued by the American General Mortgage Loan Trust 2009-1 and represent 75% of the mezzanine and subordinate tranches (the "2009-1 Retained Certificates") of a securitization sponsored by Third Street Funding LLC, an affiliate of Springleaf. The securitization, including the 2009-1 Retained Certificates, is collateralized by residential mortgage loans with a face amount of approximately $0.9 billion. On May 30, 2014, we sold the 2009-1 Retained Certificates for approximately $598.5 million and recorded a gain of approximately $39.7 million. At the time of sale, the 2009-1 Retained Certificates had an amortized cost basis of approximately $558.8 million.

On May 27, 2014, we exercised our cleanup call option related to sixteen Non-Agency RMBS deals and purchased and retained performing and non-performing residential mortgage loans. Refer to Note 8 in our condensed consolidated financial statements for further details on this transaction.

Subsequent to June 30, 2014, we acquired Agency RMBS with an aggregate face amount of approximately $243.0 million for approximately $251.4 million and we acquired Non-Agency RMBS with an aggregate face amount of approximately $22.7 million for approximately $19.2 million, financed with repurchase agreements. We sold Agency ARM RMBS with a face amount of $443.2 million and an amortized cost basis of approximately $471.1 million for approximately $474.4 million and recorded a gain of approximately $3.3 million. We sold no Non-Agency RMBS.

Subsequent to June 30, 2014, we acquired additional net short TBA positions that increased our net short notional position by $392.0 million of Agency RMBS and any amounts or obligations owed by or to us are subject to the right of set-off with the TBA counterparty.

Agency ARM RMBS

The following table summarizes our Agency ARM RMBS portfolio as of June 30, 2014 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis(A)	Gains	Losses	Carrying Value(A)(B)	Outstanding Repurchase Agreements
Agency ARM RMBS	$1,159,363	$1,232,414	$6,179	$(4,031)	$1,234,562	$1,182,244

(A)	Amortized cost basis and carrying value exclude $12.5 million of principal receivables as of June 30, 2014.

(B)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of June 30, 2014 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Coupon	Margin	1st Coupon Adjustment(C)	Subsequent Coupon Adjustment(D)	Lifetime Cap(E)	Months to Reset(F)
1 - 12	106	$951,020	$1,011,125	82.0%	$1,013,029	3.1%	1.8%	N/A(G)	2.0%	9.5%	7
13 - 24	12	137,654	146,223	11.9%	146,596	3.3%	1.8%	5.0%	2.0%	8.4%	16
25 - 36	2	70,689	75,066	6.1%	74,937	3.1%	1.8%	4.7%	2.0%	8.1%	21
Total/Weighted Average	120	$1,159,363	$1,232,414	100.0%	$1,234,562	3.1%	1.8%	4.9%	2.0%	9.3%	9

(A)
Of these investments, 88.8% reset based on 12 month LIBOR index, 3.2% reset based on 6 month LIBOR Index, 0.4% reset based on 1 month LIBOR, and 7.6% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 96.4% of these securities will reset annually and 3.6% will reset semi-annually.

(B)	Amortized cost basis and carrying value exclude $12.5 million of principal receivables as of June 30, 2014.

(C)	Represents the maximum change in the coupon at the end of the fixed rate period.

(D)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(E)	Represents the maximum coupon on the underlying security over its life.

(F)	Represents recurrent weighted average months to the next interest rate reset.

(G)
Not applicable as 64 of the securities (49% of the current face of this category) are past the first coupon adjustment period. The remaining 42 securities (51% of the current face of this category) have a maximum change in the coupon of 6.0% at the end of the fixed rate period.

The following table summarizes the characteristics of our Agency ARM RMBS portfolio and of the collateral underlying our Agency ARM RMBS as of June 30, 2014 (dollars in thousands):

	Agency ARM RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Weighted Average Life (Years)	3 Month CPR(C)
Pre-2006	26	$135,477	$143,185	11.6%	$144,616	6.7	8.5%
2006	7	37,544	40,075	3.3%	40,045	6.1	15.0%
2007	17	81,763	86,962	7.1%	87,228	5.0	20.2%
2008	9	65,569	69,483	5.6%	70,192	7.4	11.2%
2009	9	75,087	80,478	6.5%	80,183	4.0	22.0%
2010	34	414,008	440,386	35.7%	441,226	3.6	23.1%
2011	10	170,163	180,188	14.6%	180,873	4.3	21.7%
2012 and later	8	179,752	191,657	15.6%	190,199	5.2	18.9%
Total/Weighted Average	120	$1,159,363	$1,232,414	100.0%	$1,234,562	4.7	19.3%

(A)	The year in which the securities were issued.

(B)	Amortized cost basis and carrying value exclude $12.5 million of principal receivables as of June 30, 2014.

(C)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency ARM RMBS portfolio as of June 30, 2014:

Net Interest Spread(A)

Weighted Average Asset Yield	1.50%
Weighted Average Funding Cost	0.33%
Net Interest Spread	1.17%

(A)	The entire Agency ARM RMBS portfolio consists of floating rate securities. See table above for details on rate resets.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2014 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$348,232	$210,051	$9,186	$(2,346)	$216,891	$149,110

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2014 (dollars in thousands):

	Non- Agency RMBS Characteristics
Vintage(A)	Average Minimum Rating(B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(C)	Excess Spread(D)	Weighted Average Life (Years)	Weighted Average Coupon
Pre 2004	B-	47	$92,358	$56,094	26.7%	$57,376	15.7%	1.8%	8.4	1.3%
2004	C	22	111,992	71,292	34.0%	74,919	14.2%	2.7%	8.7	1.1%
2005	D	7	106,499	81,147	38.6%	82,540	7.4%	1.6%	10.5	2.8%
2006 and later	AAA	1	37,383	1,518	0.7%	2,056	—%	—%	2.4	1.9%
Total/Weighted Average	CCC	77	$348,232	$210,051	100.0%	$216,891	11.0%	1.9%	8.5	1.8%

	Collateral Characteristics(E)
Vintage(A)	Average Loan Age (years)	Collateral Factor(F)	3 month CPR(G)	Delinquency(H)	Cumulative Losses to Date
Pre 2004	12.4	0.05	8.1%	14.5%	3.4%
2004	10.7	0.07	8.3%	19.6%	3.2%
2005	11.2	0.14	9.6%	17.0%	10.6%
2006 and later	11.6	0.87	14.3%	1.6%	—%
Total/Weighted Average	11.4	0.17	9.3%	15.5%	5.2%

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying six bonds for which we were unable to obtain rating information. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2014.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.

(D)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2014.

(E)	The weighted average loan size of the underlying collateral is $115.0 thousand. This excludes the collateral underlying one bond, due to unavailable information.

(F)	The ratio of original UPB of loans still outstanding.

(G)	Three month average constant prepayment rate and default rates.

(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of June 30, 2014 (dollars in thousands):

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$85,243	24.5%
Southeastern U.S.	73,322	21.0%
Northeastern U.S.	61,194	17.6%
Midwestern U.S.	58,722	16.9%
Southwestern U.S.	32,368	9.3%
Other(A)	37,383	10.7%
	$348,232	100.0%

(A)	Represents collateral for which we were unable to obtain geographical information.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of June 30, 2014:

Net Interest Spread(A)
Weighted Average Asset Yield	7.14%
Weighted Average Funding Cost	1.86%
Net Interest Spread	5.28%

(A)	The Non-Agency RMBS portfolio consists of 81.6% floating rate securities and 18.4% fixed rate securities.

Residential Mortgage Loans

As of June 30, 2014, we had approximately $701.9 million outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $348.0 million.

During the six months ended June 30, 2014, we acquired several portfolios of performing and non-performing residential mortgage loans as discussed below:

•
On January 15, 2014, we purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $65.6 million at a price of approximately $33.7 million. This purchase was accounted for as a linked transaction (Note 10).

•
On March 28, 2014, we purchased a portfolio of non-performing mortgage loans with a UPB of approximately $7.0 million at a price of approximately $3.8 million. This acquisition is accounted for as a "linked transaction" (Note 10).

•
On April 4, 2014, we purchased a portfolio of non-performing residential mortgage loans out of a securitization trust with a UPB of approximately $17.8 million at a price of approximately $15.5 million. We recognized a loss for the difference between the price paid and fair value of the loans acquired of $11.3 million.

•
On May 27, 2014, we exercised our cleanup call option related to sixteen Non-Agency RMBS deals and purchased performing and non-performing residential mortgage loans with a UPB of approximately $283.6 million at a price of approximately $288.5 million. We securitized approximately $233.8 million in UPB of performing loans, which was recorded as a sale for accounting purposes, and recognized a net gain on settlement of investments of approximately $2.6 million. We retained performing and non-performing loans with a UPB of approximately $48.4 million at a price of $40.1 million. Additionally, we acquired $1.3 million of real estate owned.

•	On May 28, 2014, we purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $500.3 million at a price of approximately $373.1 million.

•
On June 24, 2014, we purchased a portfolio of performing and non-performing residential mortgage loans with a UPB of approximately $82.3 million at a price of approximately $58.9 million. Additionally, we acquired $2.1 million of real estate owned.

In February 2013, we invested approximately $35.1 million to acquire a 70% interest in reverse mortgage loans with a UPB of approximately $83.1 million. Nationstar co-invested on a pari passu basis with us in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

The following table presents the total residential mortgage loans outstanding by loan type, excluding linked transactions, at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio ("LTV")(B)	Weighted Avg. Delinquency(C)	December 31, 2013 Carrying Value
Loan Type
Reverse Mortgage Loans(D)	$53,085	$30,794	288	10.3%	3.7	20.8%	183%	80.9%	$33,539
Performing Loans(E)(G)	72,056	61,008	357	6.4%	3.9	10.9%	107%	3.5%	—
Purchased Credit Impaired ("PCI") Loans(F)	576,777	425,622	1,880	7.4%	2.2	49.8%	111%	93.7%	—
Total Residential Mortgage Loans	$701,918	$517,424	2,525	7.5%	2.5	43.5%	115%	82.3%	$33,539

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)
Represents the percentage of underlying loans that are 30+ days delinquent, none of which are on non-accrual status. We record REO received in satisfaction of unpaid loans within Other Assets in the Condensed Consolidated Balance Sheet (Note 2).

(D)
Represents a 70% interest we hold in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million. 79% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(E)	Represents loans that are current or less than 30 days past due at acquisition.

(F)	Represents loans that are 30 days or more past due at acquisition.

(G)	Performing loan carrying value includes accrued interest receivable.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans
On April 1, 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors LLC acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed $2.2 billion ($1.3 billion outstanding as of June 30, 2014) of the approximately $3.0 billion purchase price with asset-backed notes that have a maturity of April 2021, and pay a coupon of 3.75%. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion ($0.3 billion outstanding as of June 30, 2014) of asset-backed notes for 96% of par. These notes are subordinate to the debt issued in April 2013, have a maturity of December 2024, and pay a coupon of 4%.
The table below summarizes the collateral characteristics of the consumer loans as of June 30, 2014 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	CRR(C)	CDR(D)
Consumer Loans	$2,924,133	67.4%	32.6%	305,916	635	18.1%	10.4%	109	3.5	3.6%	1.7%	4.0%	16.0%	10.1%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results historically have been in line with management’s estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions. The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.

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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of June 30, 2014 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2014	$372,416
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$406,727	$388,752	$357,514	$343,867
Change in estimated fair value:
Amount	$34,311	$16,336	$(14,902)	$(28,549)
%	9.2%	4.4%	(4.0)%	(7.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$403,042	$387,209	$358,572	$345,593
Change in estimated fair value:
Amount	$30,626	$14,793	$(13,844)	$(26,823)
%	8.2%	4.0%	(3.7)%	(7.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$376,851	$374,632	$370,199	$367,980
Change in estimated fair value:
Amount	$4,435	$2,216	$(2,217)	$(4,436)
%	1.2%	0.6%	(0.6)%	(1.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$365,133	$368,734	$375,950	$379,289
Change in estimated fair value:
Amount	$(7,283)	$(3,682)	$3,534	$6,873
%	(2.0)%	(1.0)%	0.9%	1.8%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of June 30, 2014 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2014	$330,220
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$361,594	$345,125	$316,668	$304,297
Change in estimated fair value:
Amount	$31,374	$14,905	$(13,552)	$(25,923)
%	9.5%	4.5%	(4.1)%	(7.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$356,838	$343,084	$318,165	$306,849
Change in estimated fair value:
Amount	$26,618	$12,864	$(12,055)	$(23,371)
%	8.1%	3.9%	(3.7)%	(7.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$335,671	$332,945	$327,494	$324,771
Change in estimated fair value:
Amount	$5,451	$2,725	$(2,726)	$(5,449)
%	1.7%	0.8%	(0.8)%	(1.7)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$319,771	$324,937	$335,622	$341,146
Change in estimated fair value:
Amount	$(10,449)	$(5,283)	$5,402	$10,926
%	(3.2)%	(1.6)%	1.6%	3.3%

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

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $600.0 million per year on average over the weighted average life of the investment held as of June 30, 2014, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

Performing Loans

We invest in loans, including but not limited to, residential mortgage loans. Loans for which we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Loans are presented in the Condensed Consolidated Balance Sheet at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-down for impaired loans.

Interest income on performing loans is accrued and recognized as interest income at the contractual rate of interest.

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

Charge-offs

Loans, other than PCI loans, are generally charged off or charged down to the net realizable value of the underlying collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, when available information confirms that loans are uncollectible.

Nonaccrual Loans

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCI loans, are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan.

Purchased Credit Impaired (PCI) Loans
We evaluate the credit quality of our loans, as of the acquisition date, for evidence of credit quality deterioration. Loans with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Recognition of income and accrual status on PCI loans is dependent on having a reasonable expectation about the timing and amount of cash flows to be collected. At acquisition, we aggregate PCI loans into pools based on common risk characteristics and loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows.

The excess of the total cash flows (both principal and interest) expected to be collected over the carrying value of the PCI loans is referred to as the accretable yield. This amount is not reported on our Condensed Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated life of the pool of loans.

On a quarterly basis, we estimate the total cash flows expected to be collected over the remaining life of each pool. Probable decreases in expected cash flows trigger the recognition of impairment. Impairments are recognized through the valuation provision for loans and an increase in the allowance for loan losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans.

The excess of the total contractual cash flows over the cash flows expected to be collected is referred to as the nonaccretable difference. This amount is not reported on our Condensed Consolidated Balance Sheets and represents an estimate of the amount of principal and interest that will not be collected.

The estimation of future cash flows for PCI loans is subject to significant judgment and uncertainty. Actual cash flows could be materially different than management's estimates.

The liquidation of PCI loans, which may include sales of loans, receipt of payment in full by the borrower, or foreclosure, results in removal of the loans from the underlying PCI pool. When the amount of the liquidation proceeds (e.g., cash, real estate), if any, is less than the unpaid principal balance of the loan, the difference is first applied against the PCI pool’s nonaccretable difference. When the nonaccretable difference for a particular loan pool has been fully depleted, any excess of the unpaid principal balance of the loan over the liquidation proceeds is written off against the PCI pool’s allowance for loan losses.

Valuation of Derivatives

We financed certain investments with the same counterparty from which we purchased those investments, and we accounted for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, we recorded a non-hedge derivative instrument on a net basis. We also enter into various economic hedges. Changes in market value of non-hedge derivative instruments and economic hedges are recorded as “Other Income” in the Condensed Consolidated Statements of Income.

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

We have invested in servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of July 25, 2014, we owned an approximately 45% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

Investments in Equity Method Investees

We account for our investment in the Consumer Loan Companies pursuant to the equity method of accounting because we can exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation are not met. Our share of earnings and losses in these equity method investees is included in “Earnings from investments in consumer loans, equity method investees” on the Condensed Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the Condensed Consolidated Balance Sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The standard clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The standard also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The ASU is effective for New Residential in the first quarter of 2015. Early adoption is permitted. New Residential is currently evaluating the new guidance to determine the impact that it may have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for New Residential in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for New Residential in the first quarter of 2015. Early application is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 (dollars in thousands). Our results of operations are not necessarily indicative of our future performance, particularly because we were not an independent public company until May 15, 2013.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	2014	2013	Amount
Interest income	$92,656	$22,999	$69,657	$164,146	$39,190	$124,956
Interest expense	36,512	2,651	33,861	75,509	3,550	71,959
Net Interest Income	56,144	20,348	35,796	88,637	35,640	52,997

Impairment
Other-than-temporary impairment (“OTTI”) on securities	615	3,756	(3,141)	943	3,756	(2,813)
Valuation provision on loans	293	—	293	457	—	457
	908	3,756	(2,848)	1,400	3,756	(2,356)

Net interest income after impairment	55,236	16,592	38,644	87,237	31,884	55,353

Other Income
Change in fair value of investments in excess mortgage servicing rights	5,502	41,833	(36,331)	12,104	43,691	(31,587)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	12,743	20,127	(7,384)	19,117	21,096	(1,979)
Change in fair value of investments in servicer advances	82,877	—	82,877	82,877	—	82,877
Earnings from investments in consumer loans, equity method investees	21,335	36,164	(14,829)	37,695	36,164	1,531
Gain on settlement of investments	52,539	58	52,481	56,896	58	56,838
Other income	2,893	—	2,893	4,250	—	4,250
	177,889	98,182	79,707	212,939	101,009	111,930

Operating Expenses
General and administrative expenses	5,744	602	5,142	7,819	3,321	4,498
Management fee allocated by Newcastle	—	1,809	(1,809)	—	4,134	(4,134)
Management fee to affiliate	4,915	2,263	2,652	9,401	2,263	7,138
Incentive compensation to affiliate	18,863	878	17,985	22,201	878	21,323
	29,522	5,552	23,970	39,421	10,596	28,825

Income (Loss) Before Income Taxes	203,603	109,222	94,381	260,755	122,297	138,458
Income tax expense	21,395	—	21,395	21,682	—	21,682
Net Income (Loss)	$182,208	$109,222	$72,986	$239,073	$122,297	$116,776
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$58,705	$—	$58,705	$66,798	$—	$66,798
Net Income (Loss) Attributable to Common Shareholders	$123,503	$109,222	$14,281	$172,275	$122,297	$49,978

Interest Income

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Interest income increased by $69.7 million, primarily attributable to incremental interest income of (i) $57.1 million from servicer advances that we acquired subsequent to June 30, 2013; (ii) $5.1 million from our collapse of real estate securities during the three months ended June 30, 2014; (iii) $4.2 million from real estate loans, in which we made additional investments during the three months ended June 30, 2014, and (iv) $3.2 million from other real estate securities.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Interest income increased by $125.0 million, primarily attributable to incremental interest income of (i) $102.8 million from servicer advances that we acquired subsequent to June 30, 2013; (ii) $8.5 million from our investments in real estate securities that we acquired during and after the six months ended June 30, 2013; (iii) $5.1 million from our collapse of real estate securities during the three months ended June 30, 2014; (iv) $4.9 million from real estate loans, in which we made additional investments during the three months ended June 30, 2014; and (v) $4.0 million from our acquisitions of Excess MSR investments during and after the six months ended June 30, 2013.

Interest Expense

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Interest expense increased by $33.9 million primarily due to repurchase agreements and notes payable financing entered into since June 2013 on our servicer advances, real estate and consumer loans and other investments.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Interest expense increased by $72.0 million primarily due to repurchase agreements and notes payable financing entered into since June 2013 on our servicer advances, real estate securities and loans, consumer loans, and other investments.

Other than Temporary Impairment (“OTTI”) on Securities

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The other-than-temporary impairment on securities decreased by $3.1 million due to the recognition of impairment of $3.8 million on our real estate securities in connection with the spin-off on May 15, 2013, partially offset by $0.6 million of impairment recognized on our real estate securities during the three months ended June 30, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The other-than-temporary impairment on securities decreased by $2.8 million due to the recognition of impairment of $3.8 million on our real estate securities in connection with the spin-off on May 15, 2013, partially offset by $0.9 million of impairment recognized on our real estate securities during the six months ended June 30, 2014.

Valuation Provision on Loans

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The valuation provision on loans increased by $0.3 million due to the recognition of loan losses on our residential mortgage loans during the three months ended June 30, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The valuation provision on loans increased by $0.5 million due to the recognition of loan losses on our residential mortgage loans during the six months ended June 30, 2014.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The change in fair value of investments in excess mortgage servicing rights decreased by $36.3 million due to slower growth in value during the three months ended June 30, 2014 relative to the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The change in fair value of investments in excess mortgage servicing rights decreased by $31.6 million due to slower growth in value during the six months ended June 30, 2014 relative to the six months ended June 30, 2013.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended June 30, 2014compared to the three months ended June 30, 2013.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $7.4 million due to slower growth in value during the three months ended June 30, 2014 relative to the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $2.0 million due to slower growth in value during the six months ended June 30, 2014 relative to the six months ended June 30, 2013.

Change in Fair Value of Investments in Servicer Advances

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The change in fair value of investments in servicer advances increased by $82.9 million due to the acquisition of servicer advances in December 2013 and subsequent increase in value.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The change in fair value of investments in servicer advances increased by $82.9 million due to the acquisition of servicer advances in December 2013 and subsequent increase in value.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Earnings from investments in consumer loans, equity method investees decreased by $14.8 million primarily due to a decrease in interest income and an increase in the provision for finance receivable losses on the underlying loan portfolio during the three months ended June 30, 2014 as compared to prior year.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Earnings from investments in consumer loans, equity method investees increased by $1.5 million due to the acquisition of these investments in the second quarter of 2013 and subsequent income recognized by the investees.

Gain on Settlement of Investments

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Gain on settlement of investments increased by $52.5 million, primarily related to the sale of real estate securities and loans during the three months ended June 30, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Gain on settlement of investments increased by $56.8 million, primarily related to the sale of real estate securities and loans during the six months ended June 30, 2014.

Other Income

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Other income increased by $2.9 million, primarily attributable to a net gain on transfer to REO of $6.7 million, partially offset by an unrealized loss of $3.8 million on non-hedge derivative instruments during the three months ended June 30, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Other income increased by $4.3 million primarily attributable to a net gain on transfer to REO of $6.7 million, partially offset by to an unrealized loss of $2.4 million on non-hedge derivative instruments during the six months ended June 30, 2014.

General and Administrative Expenses

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

General and administrative expenses increased by $5.1 million, partially attributable to increased expenses of $1.8 million from deal expenses for Excess MSRs and real estate loan pools during the three months ended June 30, 2014. The remaining increase primarily results from expenses incurred to maintain and monitor our increasing asset base and general expenses to operate as an independent company since such costs were not solely borne by us prior to May 15, 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

General and administrative expenses increased by $4.5 million, partially attributable to increased expenses of $1.8 million from deal expenses for Excess MSRs and real estate loan pools for the six months ended June 30, 2014. These increased expenses were more than offset by deal expenses of $2.0 million related to our investment in consumer loans, equity method investees that were incurred during the six months ended June 30, 2013. The remaining $4.7 million increase primarily results from expenses incurred to maintain and monitor our increasing asset base and general expenses to operate as an independent company since such costs were not solely borne by us prior to May 15, 2013.

Management Fee Allocated by Newcastle

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Management fee allocated by Newcastle decreased by $1.8 million due to the management agreement becoming effective on May 15, 2013 and no management fees being allocated subsequent to that date.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Management fee allocated by Newcastle decreased by $4.1 million due to the management agreement becoming effective on May 15, 2013 and no management fees being allocated subsequent to that date.

Management Fee to Affiliate

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Management fee to affiliate increased by $2.7 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent increases to our gross equity.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Management fee to affiliate increased by $7.1 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent increases in our gross equity.

 Incentive Compensation to Affiliate

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Incentive compensation to affiliate increased by $18.0 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent investment performance.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Incentive compensation to affiliate increased by $21.3 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent investment performance.

Income Tax Expense

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Income tax expense increased by $21.4 million due to the acquisition of servicer advances held in a taxable REIT subsidiary in December 2013 and subsequent taxable income recognized.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Income tax expense increased by $21.7 million due to the acquisition of servicer advances held in a taxable REIT subsidiary in December 2013 and subsequent taxable income recognized.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Noncontrolling interest in income (loss) of consolidated subsidiaries increased by $58.7 million due to the acquisition of investments in servicer advances held by a less than wholly owned subsidiary at the end of the fourth quarter of the year ended December 31, 2013 and subsequent income recognized.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Noncontrolling interest in income (loss) of consolidated subsidiaries increased by $66.8 million due to the acquisition of investments in servicer advances held by a less than wholly owned subsidiary at the end of the fourth quarter of the year ended December 31, 2013 and subsequent income recognized.

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

Our primary sources of financing currently are notes payable and repurchase agreements, although we may also pursue other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2014, we had outstanding repurchase agreements with an aggregate face amount of approximately $125.0 million to finance our ownership interest in each of the consumer loan companies, approximately $348.0 million to finance $648.8 million UPB of residential mortgage loans, approximately $10.8 million to finance our investments in real estate owned, approximately $149.1 million to finance $237.2 million face amount of Non-Agency RMBS and approximately $1.2 billion to finance $1.2 billion face amount of Agency ARM RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4%-5% for Agency RMBS, 15%-40% for Non-Agency RMBS, and 24%-58% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

As of June 30, 2014, we have sufficient liquid assets, which include unrestricted cash and Agency ARM RMBS, to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Debt Obligations

The following table presents certain information regarding our debt obligations:

June 30, 2014(A)
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(B)
Agency ARM RMBS(C)	Various	$1,182,244	$1,182,244	Jul-14	0.33%	0.1	$1,159,363	$1,232,414	$1,234,562	4.7
Non-Agency RMBS(D)	Various	149,110	149,110	Jul-14 to Oct-14	1.86%	0.1	237,191	186,567	192,413	9.7
Residential Mortgage Loans(E)	Various	348,033	348,033	Nov-14 to May-16	2.90%	1.7	648,833	486,660	486,630	2.4
Consumer Loans(F)	Jan-14	125,000	125,000	Jan-15	4.16%	0.6	N/A	N/A	250,048	3.5
Real Estate Owned(G)	Various	10,795	10,795	Nov-14 to Jun-15	2.96%	0.5	N/A	N/A	27,830	N/A
Total Repurchase Agreements		1,815,182	1,815,182		1.23%	0.4
Notes Payable
Servicer Advances(H)	Various	3,265,530	3,265,530	Sep-14 to Mar-17	3.26%	1.4	3,551,464	3,596,228	3,679,105	3.8
Residential Mortgage Loans(I)	Dec-13	23,915	23,915	Sep-14	3.41%	0.2	53,085	31,682	30,794	3.7
Total Notes Payable		3,289,445	3,289,445		3.26%	1.4
Total/Weighted Average		$5,104,627	$5,104,627		2.54%	1.1

(A)	Excludes debt related to linked transactions (Note 10).

(B)	These repurchase agreements had approximately $0.1 million of associated accrued interest payable as of June 30, 2014.

(C)
The counterparties of these repurchase agreements are Mizuho ($145.1 million), Morgan Stanley ($218.5 million), Daiwa ($296.5 million) and Jefferies ($522.2 million) and were subject to customary margin call provisions.

(D)
The counterparties of these repurchase agreements are Barclays ($21.6 million), Credit Suisse ($50.7 million), Royal Bank of Scotland ($33.9 million), Bank of America ($1.9 million), Goldman Sachs ($27.6 million) and UBS ($13.5 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates. Includes $48.6 million borrowed under a master repurchase agreement, which bears interest at one-month LIBOR plus 1.75%.

(E)
The counterparties on these repurchase agreements are Nomura ($324.5 million), Citibank ($17.1 million) and Royal Bank of Scotland ($6.4 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)	The repurchase agreement is payable to Credit Suisse and bears interest equal to one-month LIBOR plus 2.0%.

(G)
The counterparties of these repurchase agreements are Royal Bank of Scotland ($7.0 million), Credit Suisse ($2.5 million) and Nomura ($1.3 million).  All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
$1.1billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.3% to 2.5%.

(I)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

The repurchase agreements with full recourse to us include the financing of $1,182.2 million face amount of Agency ARM RMBS, $127.6 million face amount of the Non-Agency RMBS, $125.0 million face amount of the Consumer Loans, $22.2 million face amount of the Residential Mortgage Loans, and $10.8 million face amount of Real Estate Owned, while $21.6 million face amount of the Non-Agency RMBS and $325.8 million face amount of the Residential Mortgage Loans repurchase agreements are non-recourse debt. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency ARM RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 4.0% and 21.2%, respectively, and for residential mortgage loans was 37.8% during the six months ended June 30, 2014.  The notes payable with full recourse to us include the financing of $23.9 million face amount of Residential Mortgage Loans while $3,265.5 million face amount of Servicer Advances notes payable are non-recourse debt.

The following table provides additional information regarding our short-term borrowings (dollars in thousands).

		Six Months Ended June 30, 2014(A)
	Outstanding Balance at June 30, 2014	Average Daily Amount Outstanding(B)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency ARM RMBS	$1,182,244	$1,204,661	$1,396,384	0.35%
Non-Agency RMBS	149,110	545,335	885,639	1.95%
Residential Mortgage Loans	68,223	17,822	68,223	2.90%
Consumer Loans	125,000	141,286	150,000	4.16%
Notes Payable
Servicer Advances	2,005,195	2,522,944	3,386,396	2.21%
Residential Mortgage Loans	23,915	23,156	23,915	3.41%
Total/Weighted Average	$3,553,687	$4,455,204	$5,910,557	1.67%

(A)	Note this excludes debt related to linked transactions. See Note 10 to the Condensed Consolidated Financial Statements included in this report for additional information on linked transactions.

(B)	Represents the average for the period the debt was outstanding.

Servicer Advances

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

On May 2, 2014, the Buyer received $86.4 million from us to fund the purchase of $617.5 million of additional servicer advances, which were financed with a new note issued to Morgan Stanley bearing interest at a rate equal to 2.1% and an expected repayment date in May 2016. As of July 31, 2014, the principal balance of this note was approximately $803.3 million.

Real Estate Securities

On March 31, 2014, we obtained approximately $415 million in financing from Merrill Lynch, Pierce, Fenner & Smith Incorporated (a wholly-owned subsidiary of Bank of America) to settle our purchase of approximately $625 million face amount of Non-Agency RMBS for approximately $553 million, which represents 75% of the mezzanine and subordinate tranches of a securitization previously sponsored by an affiliate of Springleaf. The securitization is collateralized by residential mortgage loans with a face amount of approximately $0.9 billion. Merrill Lynch, Pierce, Fenner & Smith Incorporated purchased the remaining 25% of the mezzanine and subordinate tranches on the securitization on the same terms as our purchase. On May 30, 2014, we sold our investment in the Non-Agency RMBS (refer to Note 7 in our Condensed Consolidated Financial Statements) and used a portion of the proceeds to pay off the outstanding balance of the facility.

In July 2014, we paid off $397.8 million of the Agency ARM RMBS repo facility as a result of sales and rolled $764.2 million to mature in August 2014.

In July 2014, we rolled $87.1 million of the Non-Agency RMBS repo facility that was scheduled to mature in July 2014 to mature in August 2014 through October 2014 and received an incremental financing of $1.7 million due to more favorable financing terms on the same collateral.

Real Estate Loans

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

On May 15, 2014, we entered into a $300 million repurchase agreement with Citibank, N.A. which matures on May 14, 2015. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.75%. The agreement contains customary covenants and event of default provisions.

On May 28, 2014 and May 30, 2014, we entered into a repurchase agreement with Nomura Corporate Funding Americas, LLC for $267.4 million and $12.4 million respectively, which matures on May 28, 2016. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.75%. The agreement contains customary covenants and event of default provisions.

On June 24, 2014, we entered into a $46.0 million repurchase agreement with Nomura Corporate Funding Americas, LLC,  which matures on June 24, 2015. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.75%. The agreement contains customary covenants and event of default provisions.

Other

On January 8, 2014, we financed all of our ownership interest in each of the Consumer Loan Companies under a $150.0 million master repurchase agreement with Credit Suisse Securities (USA) LLC maturing on June 30, 2014. On June 30, 2014, we extended this agreement to mature on January 30, 2015. Borrowings on this extension bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a spread of 2.00% (reduced from a spread of 4.00%). This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.

In June 2014, we paid-off the outstanding secured corporate loan with Credit Suisse First Boston Mortgage LLC for approximately $69.1 million.

Maturities

Our debt obligations as of June 30, 2014, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse(A)	Total
July 1 through December 31, 2014	$1,254,661	$1,325,641	$2,580,302
2015	818,146	166,034	984,180
2016	1,028,545	—	1,028,545
2017	511,600	—	511,600
	$3,612,952	$1,491,675	$5,104,627

(A)	Excludes recourse debt related to linked transactions. Refer to Note 10 to our Condensed Consolidated Financial Statements included herein.

Borrowing Capacity

The following table represents our borrowing capacity as of June 30, 2014:

		Borrowing	Balance	Available
Debt Obligations/ Collateral	Collateral Type	Capacity	Outstanding	Financing
Repurchase Agreements
Residential Mortgage Loans(A)	Real Estate Loans	$600,000	$82,151	$517,849
Notes Payable
Servicer Advances(B)	Servicer Advances	5,661,700	3,265,530	2,396,170
		$6,261,700	$3,347,681	$2,914,019

(A)	Includes $300.0 million of borrowing capacity and $65.1 million of balance outstanding related to linked transactions (Note 10).

(B)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions.

Covenants

We were in compliance with all of our debt covenants as of June 30, 2014.

Stockholders’ Equity

Common Stock

Approximately 5.3 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2014.

As of June 30, 2014, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $15.50 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013 (as well as options issued by us in 2013 and 2014) had a weighted average strike price of $4.44. Our outstanding options as of June 30, 2014 were summarized as follows:

	June 30, 2014
	Issued Prior to 2011	Issued in 2011 - 2014	Total
Held by the Manager	1,075,130	16,850,333	17,925,463
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	285,370	4,496,000	4,781,370
Issued to the independent directors	2,000	10,000	12,000
Total	1,362,500	21,356,333	22,718,833

In April 2014, we issued 27,750,000 shares of our common stock in a public offering at a price to the public of $6.10 per share for net proceeds of approximately $163.8 million. One of our executive officers participated in this offering and purchased an additional 1,000,000 shares at the public offering price for net proceeds of approximately $6.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager to purchase 2,875,000 shares of our common stock at a price of $6.10, which had a fair value of approximately $1.4 million as of the grant date. The assumptions used in valuing the options were: a 2.87% risk-free rate, a 12.584% dividend yield, 25.66% volatility and a 10 year term.

On May 7, 2014, an employee of the Manager exercised 215,000 options with a weighted average exercise price of $2.81. Upon exercise, 215,000 shares of our common stock were issued.

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2013	$3,214
Net unrealized gain (loss) on securities	66,607
Reclassification of net realized (gain) loss on securities into earnings	(60,833)
Accumulated other comprehensive income, June 30, 2014	$8,988

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2014, we recorded unrealized gains on our real estate securities primarily caused by a net tightening of credit spreads. We recorded OTTI charges of $0.9 million with respect to real estate securities and realized gains of $61.8 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
March 31, 2014	April 2014	$0.175
June 30, 2014	July 2014	$0.250

Cash Flow

Operating Activities

We did not have any cash balance during periods prior to April 5, 2013, which is the first date Newcastle contributed cash to us. All of its cash activity occurred in Newcastle’s accounts during these periods.

Net cash flow provided by operating activities increased approximately $9.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Operating cash flows for the six months ended June 30, 2014 primarily consisted of net interest income received of $43.2 million and distributions of earnings from equity method investees of $22.7 million, partially offset by incentive compensation and management fees paid to the Manager of $24.3 million, income taxes paid of $3.5 million, additional restricted cash of $4.0 million and other outflows of approximately $6.7 million that primarily consists of general and administrative costs.

Investing Activities

Cash flows used in investing activities were $1.1 billion for the six months ended June 30, 2014. Investing activities during the six months ended June 30, 2014 consisted primarily of the acquisition of excess mortgage servicing rights, servicer advances and real estate securities and loans, net of principal repayments from servicer advances, Agency RMBS and Non-Agency RMBS as well as proceeds from the sale of Agency RMBS and Non-Agency RMBS.

Financing Activities

Cash flows provided by financing activities were approximately $1.1 billion during the six months ended June 30, 2014. Financing activities during the six months ended June 30, 2014 consisted primarily of borrowings net of repayments under debt obligations, capital contributions net of distributions from noncontrolling interests in the equity of a consolidated subsidiary, and net proceeds from the issuance of common stock.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

On April 1, 2013, we completed, through the Consumer Loan Companies, a co-investment in a portfolio of consumer loans. The Consumer Loan Companies initially financed $2.2 billion ($1.3 billion outstanding as of June 30, 2014) of the approximately $3.0 billion purchase price with asset-backed notes. These notes have an interest rate of 3.75% and a maturity date of April 2021.  In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion ($0.3 billion outstanding as of June 30, 2014) of asset-backed notes for 96% of par. These notes are subordinate to the $2.2 billion of debt issued in April 2013, have an interest rate of 4.0% and a maturity date of December 2024. We have 30% membership interests in each of the Consumer Loan Companies and do not consolidate them.

We also had approximately $74.0 million of repurchase agreements as of June 30, 2014 in transactions accounted for as “linked transactions.” See Note 10 to our consolidated financial statements included in this report.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2014 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2013, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2014:

•
Servicer Advance Securitization – As described in Note 11 to our consolidated financial statements, we financed and refinanced portions of our servicer advance investments through various servicer advance facilities.

•
Consumer Loan Repurchase Agreement – As described in Note 11 to our consolidated financial statements, we financed all of our ownership interest in each of the Consumer Loan Companies under a $150.0 million ($125.0 million outstanding as of June 30, 2014) master repurchase agreement with Credit Suisse Securities (USA) LLC.

•	Corporate Loan – In June 2014, we paid off the outstanding secured corporate loan with Credit Suisse First Boston Mortgage LLC for approximately $69.1 million.

•
Repurchase agreements – as described in Note 11 to our consolidated financial statements, we repaid certain repurchase agreements and borrowed additional amounts under other agreements, including borrowings to purchase real estate loans and TBAs.

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

CORE EARNINGS

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense incurred under the debt incurred to finance our investments, (iii) our operating expenses and (iv) our realized and unrealized gain or losses, including any impairment and deferred tax, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to gauge our current performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; and (iii) non-capitalized deal inception costs.

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

With regard to non-capitalized deal inception costs, management does not view these costs as part of our core operations. Non-capitalized deal inception costs are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments. These costs are recorded as "General and administrative expenses" in our Condensed Consolidated Statements of Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$123,503	$109,222	$172,275	$122,297
Impairment	908	3,756	1,400	3,756
Other Income adjustments:
Other Income	(177,889)	(98,182)	(212,939)	(101,009)
Other Income attributable to non- controlling interests	44,741	—	44,741	—
Deferred taxes attributable to Other Income, net of non-controlling interests	16,303	—	16,303	—
Total Other Income Adjustments	(116,845)	(98,182)	(151,895)	(101,009)

Incentive compensation to affiliate	18,863	878	22,201	878
Non-capitalized deal inception costs	1,825	—	1,825	—
Core earnings of equity method investees:
Excess mortgage servicing rights	8,646	2,863	17,871	5,409
Consumer loans	19,465	19,793	34,452	19,793
Core Earnings	$56,365	$38,330	$98,129	$51,124

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

As of June 30, 2014, a 100 basis point increase in short term interest rates would increase our earnings by approximately $1.8 million per annum, based on the current net floating rate exposure from our real estate securities and related financings.

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

As of June 30, 2014, a 100 basis point change in short term interest rates would impact our net book value by approximately $0.7 million, based on the current net fixed rate exposure from our investments.

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

As of June 30, 2014, a 25 basis point movement in credit spreads would impact our net book value by approximately $6.0 million, based on a static portfolio of real estate securities and related financings, but would not directly affect our earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in Excess MSRs, servicer advances, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase. We also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency ARM RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

Liquidity Risk

The assets that comprise our asset portfolio are generally not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

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

We are party to “recapture agreements” whereby we receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We believe that recapture agreements will mitigate the impact on our returns in the event of a rise in voluntary prepayment rates. There are no assurances, however, that servicers will enter into recapture agreements with us in connection with any future investment in Excess MSRs. If the servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for each of our current recapture agreements is stated in the table in Note 12 to our Condensed Consolidated Financial Statements included herein. In our investment in servicer advances, we are not entitled to the cash flows from recaptured loans.

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

Excess MSRs and servicer advances are highly illiquid and may be subject to numerous restrictions on transfers, including, without limitation, the receipt of third-party consents. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any Excess MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Additionally, investments in Excess MSRs and servicer advances are new types of transaction, and the risks associated with the transactions and structures are not fully known to buyers or sellers. As a result of the foregoing, we may be unable to locate a buyer at the time we wish to sell Excess MSRs or servicer advances. There is some risk that we will be required to dispose of Excess MSRs or servicer advances either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the Excess MSRs or servicer advances, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs or servicer advances. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

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

The geographic distribution of the loans underlying, and collateral securing, our investments, including our Excess MSRs, servicer advances, Non-Agency RMBS and consumer loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates. As of June 30, 2014, 25.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 8.8% was secured by properties located in Florida. As of June 30, 2014, 24.5% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 21.0% was located in the Southeastern U.S., 17.6% was located in the Northeastern U.S., 16.9% was located in the Midwestern U.S. and 9.3% was located in the Southwestern U.S. New Residential was unable to obtain geographical information for 10.7% of the collateral. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2014, 81.6% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 18.4% consisted of fixed rate securities, and our entire Agency ARM RMBS portfolio consisted of floating rate securities. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2014, we had outstanding repurchase agreements with an aggregate face amount of approximately $149.1 million to finance Non-Agency RMBS and approximately $1.2 billion to finance Agency ARM RMBS. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

If a financing source is unable or unwilling to extend financing, the related Issuer will be required to repay the outstanding balance of the financing on the related maturity date. Additionally, there may be substantial increases in the interest rates under a financing arrangement if the related notes are not repaid, extended or refinanced prior to the expected repayment dated, which may be before the related maturity date. If an Issuer is unable to pay the outstanding balance of the notes, the financing sources generally have the right to foreclose on the servicer advances pledged as collateral.

As of June 30, 2014, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads,” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our Manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments and, as a result, our profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us may lead to the returns available from such investments decreasing, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to compete successfully against any such companies.

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

Our Management Agreement with our Manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Currently, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.7 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. We have broad investment guidelines, and we may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $63.8 billion of assets under management as of June 30, 2014.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income each year, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Moreover, our ability to make distributions may be adversely affected by the risk factors described herein. See also “Risks Related to Our Common Stock–We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 5, 2014, we entered into the Second Amended and Restated Management and Advisory Agreement (the “Agreement”) with FIG LLC, our Manager.  The Agreement amends and restates the Amended and Restated Management and Advisory Agreement, dated as of August 1, 2013, solely to eliminate unrealized gains (losses) from the calculation of Incentive Compensation (as defined in the Agreement) and any related deferred tax liability (asset).

The effect of the amendment in the second quarter of 2014 is a reduction in the amount of Incentive Compensation that would have otherwise been payable by us to our Manager, mainly as a result of the exclusion of unrealized gains on our investment in servicer advances from the calculation of Incentive Compensation.

The foregoing summary is not complete and is qualified in its entirety by reference to the Agreement, which is filed as an exhibit hereto.

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

10.3	Second Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 6, 2014

10.4
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.5	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.6	Investment Guidelines (incorporated by reference to Amendment No. 4 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.7
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

10.9
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
10.12
Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII, LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.13
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

10.15
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

10.21
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

10.25
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

10.37
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

10.38
Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated April 1, 2013 (incorporated by reference to the confidential submission by the Registrant of the draft Registration Statement on Form S-11 on August 19, 2013)

10.39
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
10.40
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President

August 6, 2014

By:	/s/ Susan Givens
Susan Givens
Chief Financial Officer and Treasurer

August 6, 2014

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

August 6, 2014