Form 10-Q
period 2014-09-30
New Residential Investment Corp.
filed 2014-11-07
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
Common stock, $0.01 par value per share: 141,382,603 shares outstanding as of October 31, 2014.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$409,236	$324,151
Excess mortgage servicing rights, equity method investees, at fair value	342,538	352,766
Servicer advances, at fair value	3,214,113	2,665,551
Real estate securities, available-for-sale	2,079,712	1,973,189
Residential mortgage loans, held-for-investment	629,398	33,539
Residential mortgage loans, held-for-sale	492,399	—
Consumer loans, equity method investees	264,039	215,062
Cash and cash equivalents	187,601	271,994
Restricted cash	29,962	33,338
Real estate owned	52,740	—
Derivative assets	28,686	35,926
Other assets	42,977	53,142
	$7,773,401	$5,958,658

Liabilities and Equity

Liabilities
Repurchase agreements	$2,738,349	$1,620,711
Notes payable	2,847,251	2,488,618
Trades payable	213,050	246,931
Due to affiliates	35,141	19,169
Dividends payable	49,484	63,297
Deferred tax liability	22,485	—
Accrued expenses and other liabilities	11,780	6,857
	5,917,540	4,445,583

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 141,382,603 and 126,598,987 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,414	1,266
Additional paid-in capital	1,330,090	1,158,384
Retained earnings	237,284	102,986
Accumulated other comprehensive income, net of tax	6,628	3,214
Total New Residential stockholders’ equity	1,575,416	1,265,850
Noncontrolling interests in equity of consolidated subsidiaries	280,445	247,225
Total Equity	1,855,861	1,513,075
	$7,773,401	$5,958,658

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income	$97,587	$21,885	$261,733	$61,075
Interest expense	33,307	3,443	108,816	6,993
Net Interest Income	64,280	18,442	152,917	54,082

Impairment
Other-than-temporary impairment ("OTTI") on securities	—	—	943	3,756
Valuation provision on loans	1,134	—	1,591	—
	1,134	—	2,534	3,756

Net interest income after impairment	63,146	18,442	150,383	50,326

Other Income
Change in fair value of investments in excess mortgage servicing rights	28,566	208	40,670	43,899
Change in fair value of investments in excess mortgage servicing rights, equity method investees	31,833	20,645	50,950	41,741
Change in fair value of investments in servicer advances	22,948	—	105,825	—
Earnings from investments in consumer loans, equity method investees	22,490	24,129	60,185	60,293
Gain on settlement of investments	938	11,213	57,834	11,271
Other income	15,289	—	19,539	—
	122,064	56,195	335,003	157,204

Operating Expenses
General and administrative expenses	7,499	2,449	14,886	5,640
Management fee allocated by Newcastle	—	—	—	4,134
Management fee to affiliate	5,124	4,484	14,525	6,747
Incentive compensation to affiliate	10,910	4,470	33,111	5,348
Loan servicing expense	1,778	89	2,210	219
	25,311	11,492	64,732	22,088

Income (Loss) Before Income Taxes	159,899	63,145	420,654	185,442
Income tax expense	7,801	—	29,483	—
Net Income (Loss)	$152,098	$63,145	$391,171	$185,442
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$25,726	$—	$92,524	$—
Net Income (Loss) Attributable to Common Stockholders	$126,372	$63,145	$298,647	$185,442

Net Income Per Share of Common Stock
Basic	$0.89	$0.50	$2.22	$1.47
Diluted	$0.88	$0.49	$2.16	$1.45

Weighted Average Number of Shares of Common Stock Outstanding
Basic	141,211,580	126,536,394	134,814,020	126,520,766
Diluted	144,166,601	129,944,643	137,972,639	128,274,974

Dividends Declared per Share of Common Stock	$0.35	$0.35	$1.20	$0.49

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Comprehensive income (loss), net of tax
Net income (loss)	$152,098	$63,145	$391,171	$185,442
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	1,308	7,687	67,915	7,677
Reclassification of net realized (gain) loss on securities into earnings	(3,668)	(11,213)	(64,501)	(7,515)
	(2,360)	(3,526)	3,414	162
Total comprehensive income (loss)	$149,738	$59,619	$394,585	$185,604
Comprehensive income (loss) attributable to noncontrolling interests	$25,726	$—	$92,524	$—
Comprehensive income (loss) attributable to common stockholders	$124,012	$59,619	$302,061	$185,604

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2013	126,598,987	$1,266	$1,158,384	$102,986	$3,214	$1,265,850	$247,225	$1,513,075
Dividends declared	—	—	—	(164,349)	—	(164,349)	—	(164,349)
Capital contributions	—	—	—	—	—	—	142,082	142,082
Capital distributions	—	—	—	—	—	—	(200,368)	(200,368)
Issuance of common stock	14,375,000	144	169,761	—	—	169,905	—	169,905
Option exercise	383,536	4	599	—	—	603	—	603
Dilution impact of distributions from consolidated subsidiaries	—	—	1,018	—	—	1,018	(1,018)	—
Director share grant	25,080	—	328	—	—	328	—	328
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	298,647	—	298,647	92,524	391,171
Net unrealized gain (loss) on securities	—	—	—	—	67,915	67,915	—	67,915
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(64,501)	(64,501)	—	(64,501)
Total comprehensive income (loss)	—	—	—	—	—	302,061	92,524	394,585
Equity - September 30, 2014	141,382,603	$1,414	$1,330,090	$237,284	$6,628	$1,575,416	$280,445	$1,855,861

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$391,171	$185,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(40,670)	(43,899)
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(50,950)	(41,741)
Change in fair value of investments in servicer advances	(105,825)	—
Earnings from consumer loan equity method investees	(60,185)	(60,293)
Change in fair value of investments in derivative assets	(2,355)	—
Accretion and other amortization	(213,945)	(40,156)
(Gain) / loss on settlement of investments (net)	(57,834)	(11,271)
(Gain) / loss on transfer of loans to REO	(11,861)	—
(Gain) / loss on mortgage servicing rights recapture agreement	(323)	—
Other-than-temporary impairment (“OTTI”)	943	3,756
Valuation provision on loans	1,591	—
Non-cash directors’ compensation	328	—
Deferred tax provision	22,485	—
Changes in:
Restricted cash	3,376	—
Other assets	(8,961)	(7,145)
Due to affiliates	15,972	1,973
Accrued expenses and other liabilities	4,665	1,752
Reduction of liability deemed as capital contribution by Newcastle	—	11,515
Other operating cash flows:
Interest received from excess mortgage servicing rights	38,548	12,399
Interest received from servicer advance investments	91,829	—
Interest received from residential mortgage loans, held-for-investment	5,536	2,432
Distributions of earnings from excess mortgage servicing rights, equity method investees	34,680	23,659
Distributions of earnings from consumer loan equity method investees	10,599	60,293
Cash proceeds from investments, in excess of interest income	—	41,435
Net cash proceeds deemed as capital distributions to Newcastle	—	(35,571)
Net cash provided by (used in) operating activities	68,814	104,580

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(75,206)	(46,421)
Acquisition of investments in excess mortgage servicing rights, equity method investees	—	(226,837)
Purchase of servicer advance investments	(5,569,238)	—
Purchase of Agency RMBS	(1,229,580)	(292,980)
Purchase of Non-Agency RMBS	(1,148,631)	(202,484)
Purchase of residential mortgage loans, held-for-investment	(1,357,268)	—
Purchase of derivative assets	(70,027)	—
Purchase of real estate owned	(6,314)	—
Payment for settlement of derivatives	(22,643)	—
Return of investments in excess mortgage servicing rights	30,615	15,132
Return of investments in excess mortgage servicing rights, equity method investees	26,498	4,018
Principal repayments from servicing advance investments	5,188,295	—
Principal repayments from Agency RMBS	213,993	219,187
Principal repayments from Non-Agency RMBS	71,019	50,878
Principal repayments from residential mortgage loans, held-for-investment	33,235	2,400
Return of investments in consumer loan equity method investees	—	52,923
Proceeds from sale of Agency RMBS	796,392	—
Proceeds from sale of Non-Agency RMBS	1,273,191	123,130
Proceeds from settlement of derivatives	14,107	—
Proceeds from sale of residential mortgage loans	249,690	—
Proceeds from sale of real estate owned	4,140	—
Net cash provided by (used in) investing activities	(1,577,732)	(301,054)

Continued on next page.
NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Financing Activities
Repayments of repurchase agreements	(2,839,051)	(1,283,567)
Margin deposits under repurchase agreements and derivatives	(221,598)	(210,507)
Repayments of notes payable	(5,019,000)	—
Payment of deferred financing fees	(8,389)	(166)
Common stock dividends paid	(178,162)	(17,712)
Borrowings under repurchase agreements	3,957,212	1,425,413
Return of margin deposits under repurchase agreements and derivatives	243,658	210,158
Borrowings under notes payable	5,377,633	—
Issuance of common stock	173,201	—
Costs related to issuance of common stock	(2,693)	—
Capital contributions	—	245,058
Noncontrolling interest in equity of consolidated subsidiaries - contributions	142,082	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(200,368)	—
Net cash provided by (used in) financing activities	1,424,525	368,677

Net Increase (Decrease) in Cash and Cash Equivalents	(84,393)	172,203

Cash and Cash Equivalents, Beginning of Period	271,994	—

Cash and Cash Equivalents, End of Period	$187,601	$172,203

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$105,937	$6,853
Cash paid during the period for income taxes	9,119	—

Supplemental Schedule of Non-Cash Investing and Financing Activities Prior to Date of Cash Contribution by Newcastle
Cash proceeds from investments, in excess of interest income	$—	$41,435
Acquisition of real estate securities	—	242,750
Acquisition of investments in excess mortgage servicing rights, equity method investees at fair value	—	125,099
Acquisition of residential mortgage loans, held-for-investment	—	35,138
Acquisition of investments in consumer loan equity method investees	—	245,421
Borrowings under repurchase agreements	—	1,179,068
Repayments of repurchase agreements	—	3,902
Capital contributions by Newcastle	—	648,408
Contributions in-kind by Newcastle	—	1,093,684
Capital distributions to Newcastle	—	1,228,054

Supplemental Schedule of Non-Cash Investing and Financing Activities Subsequent to Date of Cash Contribution by Newcastle

Dividends declared but not paid	$49,484	$44,308
Non-cash distribution from Consumer Loan Companies	609	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
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

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 17 regarding New Residential's taxable REIT subsidiaries.

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

As of September 30, 2014, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2014. In addition, Fortress, through its affiliates, held options to purchase approximately 9.0 million shares of New Residential’s common stock as of September 30, 2014.

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
September 30, 2014
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

Certain prior period amounts have been reclassified to conform to the current period's presentation. In addition, New Residential completed a one-for-two reverse stock split in October 2014 (Notes 13 and 18). The impact of this reverse stock split has been retroactively applied to all periods presented.
Recently Adopted Accounting Policies
Purchased Credit-Impaired ("PCI") Loans

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

Loans Held-for-Sale

Loans acquired with the intent to sell are classified as held-for-sale. Loans held-for-sale are measured at the lower of cost or fair value, with valuation changes recorded in other income. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Real Estate Owned ("REO")

REO assets are those individual properties where New Residential receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). New Residential measures REO assets at the lower of cost or fair value, with valuation changes recorded in other income. See Note 12 for further details on the fair value measurement of REO.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Reclassification of Loans upon Foreclosure

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The standard clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to REO. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The standard also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. New Residential has included this disclosure through an early adoption of this guidance with prospective application. New Residential’s adoption of this guidance did not have an impact on its consolidated financial statements as this guidance was consistent with its prior practice. See Note 8 for the new disclosure.

Classification of Government-Guaranteed Loans upon Foreclosure

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The standard provides guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. A mortgage loan is to be derecognized and a separate other receivable is to be recognized upon foreclosure in the amount of the loan balance (principal and interest) expected to be recovered from the guarantor if (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The ASU is effective in the first quarter of 2015 and early adoption is permitted.

New Residential has adopted ASU No. 2014-14 as of September 30, 2014, as it relates to the reverse mortgage portfolio. This portfolio is comprised primarily of U.S. Department of Housing and Urban Development (HUD)-guaranteed reverse mortgage loans.
Upon foreclosure of a reverse mortgage loan, New Residential receives the real estate property in satisfaction of the loan and intends to dispose of the property for the best possible economic value. To the extent the liquidation proceeds are less than the unpaid principal balance (UPB) of the loan, New Residential submits a claim to HUD for the lesser of the remaining UPB or the pre-determined HUD claim amount. New Residential’s exposure to market risk while the foreclosed property is in its possession is limited to the extent the HUD claim amount is unlikely to cover any shortfall in property disposal proceeds.
After adoption of ASU No. 2014-14, upon foreclosure of a guaranteed reverse mortgage loan, New Residential records a separate other receivable for the expected liquidation proceeds, comprised of both the property disposal proceeds and the maximum HUD claim amount.
New Residential has used the modified retrospective transition method of adoption, that resulted in no cumulative-effect adjustment as of the beginning of the current fiscal year.
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for New Residential in the first quarter of 2017. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for New Residential in the first quarter of 2015. Early adoption is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by requiring management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. The ASU is effective for New Residential for the annual period ending on December 31, 2016. Early adoption is permitted. New Residential is currently evaluating the new guidance to determine the impact that it may have on its consolidated financial statements.
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

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) on derivative instruments	$4,799	$—	$2,355	$—
Gain (loss) on transfer of loans to REO	5,167	—	11,861	—
Fee earned on deal termination	5,000	—	5,000	—
Other income	323	—	323	—
	$15,289	$—	$19,539	$—

Gain on settlement of investments is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain on sale of real estate securities, net	$3,668	$11,213	$65,444	$11,271
Gain (loss) on sale of derivatives	(2,403)	—	(6,186)	—
Gain (loss) on liquidated residential mortgage loans, held-for-investment	782	—	782	—
Gain (loss) on sale of REO	(159)	—	(801)	—
Other gains (losses)	(950)	—	(1,405)	—
	$938	$11,213	$57,834	$11,271

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
Margin receivable, net	$17,220	$40,132	Interest payable	$246	$4,010
Interest and other receivables	8,530	7,548	Accounts payable	10,586	2,829
Deferred financing costs, net(A)	5,487	4,773	Derivative liability	345	18
Other assets	11,740	689	Current taxes payable	584	—
	$42,977	$53,142	Other liabilities	19	—
				$11,780	$6,857

(A)	Deferred financing costs is net of accumulated amortization of $8,443 and $768 as of September 30, 2014 and December 31, 2013, respectively.

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Nine Months Ended September 30,
	2014	2013
Accretion of servicer advance interest income	$153,790	$—
Accretion of excess mortgage servicing rights income	37,703	30,541
Accretion of net discount on securities and loans(A)	30,127	9,644
Amortization of deferred financing costs	(7,675)	(29)
	$213,945	$40,156

(A)    Includes accretion of the accretable yield on PCI loans.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2014
Interest income	$12,914	$50,967	$11,179	$22,526	$—	$1	$97,587
Interest expense	3	25,157	1,932	5,065	1,149	1	33,307
Net interest income (expense)	12,911	25,810	9,247	17,461	(1,149)	—	64,280
Impairment	—	—	—	1,134	—	—	1,134
Other income	60,722	22,948	955	14,950	22,490	(1)	122,064
Operating expenses	103	4,796	169	3,163	632	16,448	25,311
Income (Loss) Before Income Taxes	73,530	43,962	10,033	28,114	20,709	(16,449)	159,899
Income tax expense	—	7,403	—	306	92	—	7,801
Net Income (Loss)	$73,530	$36,559	$10,033	$27,808	$20,617	$(16,449)	$152,098
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$25,726	$—	$—	$—	$—	$25,726
Net income (loss) attributable to common stockholders	$73,530	$10,833	$10,033	$27,808	$20,617	$(16,449)	$126,372

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2014
Interest income	$37,703	$153,790	$41,939	$28,300	$—	$1	$261,733
Interest expense	1,294	86,885	9,513	6,454	4,170	500	108,816
Net interest income (expense)	36,409	66,905	32,426	21,846	(4,170)	(499)	152,917
Impairment	—	—	943	1,591	—	—	2,534
Other income	91,943	105,657	59,410	17,808	60,185	—	335,003
Operating expenses	488	5,815	800	4,140	745	52,744	64,732
Income (Loss) Before Income Taxes	127,864	166,747	90,093	33,923	55,270	(53,243)	420,654
Income tax expense	—	29,085	—	306	92	—	29,483
Net Income (Loss)	$127,864	$137,662	$90,093	$33,617	$55,178	$(53,243)	$391,171
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$92,524	$—	$—	$—	$—	$92,524
Net income (loss) attributable to common stockholders	$127,864	$45,138	$90,093	$33,617	$55,178	$(53,243)	$298,647

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
September 30, 2014
Investments	$751,774	$3,214,113	$2,079,712	$1,121,797	$264,039	$—	$7,431,435
Cash and cash equivalents	—	88,770	13,273	2,889	9,766	72,903	187,601
Restricted cash	—	29,962	—	—	—	—	29,962
Derivative assets	—	—	1,115	27,571	—	—	28,686
Other assets	1,122	7,768	22,879	62,695	609	644	95,717
Total assets	$752,896	$3,340,613	$2,116,979	$1,214,952	$274,414	$73,547	$7,773,401
Debt	$—	$2,824,007	$1,725,737	$910,856	$125,000	$—	$5,585,600
Other liabilities	1,715	27,557	214,018	4,973	1,132	82,545	331,940
Total liabilities	1,715	2,851,564	1,939,755	915,829	126,132	82,545	5,917,540
Total equity	751,181	489,049	177,224	299,123	148,282	(8,998)	1,855,861
Noncontrolling interests in equity of consolidated subsidiaries	—	280,445	—	—	—	—	280,445
Total New Residential stockholders’ equity	$751,181	$208,604	$177,224	$299,123	$148,282	$(8,998)	$1,575,416
Investments in equity method investees	$342,538	$—	$—	$—	$264,039	$—	$606,577

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2013
Interest income	$9,761	$—	$11,437	$683	$—	$4	$21,885
Interest expense	—	—	3,443	—	—	—	3,443
Net interest income (expense)	9,761	—	7,994	683	—	4	18,442
Impairment	—	—	—	—	—	—	—
Other income	20,853	—	11,213	—	24,129	—	56,195
Operating expenses	82	—	10	94	1	11,305	11,492
Income (Loss) Before Income Taxes	30,532	—	19,197	589	24,128	(11,301)	63,145
Income tax expense	—	—	—	—	—	—	—
Net Income (Loss)	$30,532	$—	$19,197	$589	$24,128	$(11,301)	$63,145
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$30,532	$—	$19,197	$589	$24,128	$(11,301)	$63,145

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2013
Interest income	$30,541	$—	$28,625	$1,867	$—	$42	$61,075
Interest expense	—	—	6,993	—	—	—	6,993
Net interest income (expense)	30,541	—	21,632	1,867	—	42	54,082
Impairment	—	—	3,756	—	—	—	3,756
Other income	85,640	—	11,271	—	60,293	—	157,204
Operating expenses	178	—	32	224	1,952	19,702	22,088
Income (Loss) Before Income Taxes	116,003	—	29,115	1,643	58,341	(19,660)	185,442
Income tax expense	—	—	—	—	—	—	—
Net Income (Loss)	$116,003	$—	$29,115	$1,643	$58,341	$(19,660)	$185,442
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$116,003	$—	$29,115	$1,643	$58,341	$(19,660)	$185,442

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

Acquisitions

On January 17, 2014, New Residential completed an additional closing of Excess MSRs that it agreed to acquire as part of a previously committed transaction between Nationstar and First Tennessee Bank. New Residential invested approximately $19.1 million on loans with an aggregate UPB of approximately $8.1 billion.

On May 12, 2014 New Residential invested approximately $33.9 million to acquire a one-third interest in the Excess MSRs on each of three portfolios of Agency residential mortgage loans with an aggregate UPB of $12.8 billion. Fortress managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

On May 13, 2014, New Residential invested approximately $2.2 million to acquire a one-third interest in the Excess MSRs on a portfolio of Agency residential mortgage loans with an aggregate UPB of $0.7 billion. Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

On July 8, 2014, New Residential invested approximately $14.2 million to acquire a 32.5% interest in the Excess MSRs on a portfolio of Agency residential mortgage loans with an aggregate UPB of $5.9 billion. Fortress-managed funds and Nationstar agreed to acquire a 32.5% and 35.0% interest in the Excess MSRs, respectively. New Residential also invested approximately $5.7 million to acquire a one-third interest in the Excess MSRs on a portfolio of Agency residential mortgage loans with an aggregate UPB of $2.1 billion. Fortress-managed funds and Nationstar each agreed to acquire a one-third interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of these investments, to the extent that any loans in the portfolios are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

New Residential has entered into a “Recapture Agreement” in each of the Excess MSR investments to date, including those Excess MSR investments made through investments in joint ventures (Note 5). As described above, under the Recapture Agreements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. These Recapture Agreements do not apply to New Residential’s investments in servicer advances (Note 6).

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

The following is a summary of New Residential’s direct investments in Excess MSRs:

	September 30, 2014					December 31, 2013
	Unpaid Principal Balance ("UPB") of Underlying Mortgages	Interest in Excess MSR	Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value
Agency
Original and Recaptured Pools	$46,264,414	32.5%-66.7%	5.5	$134,087	$176,482	$120,271
Recapture Agreements	—	32.5%-66.7%	12.5	8,760	29,868	24,389
	46,264,414		5.9	142,847	206,350	144,660

Non-Agency(D)
Original and Recaptured Pools	$52,776,751	33.3%-80.0%	5.2	$151,734	$193,676	$173,007
Recapture Agreements	—	33.3%-80.0%	12.7	11,265	9,210	6,484
	52,776,751		5.7	162,999	202,886	179,491
Total	$99,041,165		5.8	$305,846	$409,236	$324,151

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

(D)	Excess MSR investments in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2014 (Note 6).

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Original and Recaptured Pools	$24,124	$(238)	$34,012	$36,240
Recapture Agreements	4,442	446	6,658	7,659
	$28,566	$208	$40,670	$43,899

In the third quarter of 2014, a weighted average discount rate of 10.0% was used to value New Residential's investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2014	December 31, 2013
California	31.2%	31.5%
Florida	7.8%	9.8%
New York	4.3%	4.9%
Maryland	4.1%	3.5%
Washington	4.0%	3.9%
Texas	3.6%	4.0%
Virginia	3.3%	3.1%
Arizona	3.2%	3.5%
New Jersey	3.2%	3.3%
Illinois	3.1%	2.7%
Other U.S.	32.2%	29.8%
	100.0%	100.0%

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	September 30, 2014	December 31, 2013
Excess MSR assets	$679,146	$703,681
Other assets	10,075	5,534
Debt	—	—
Other liabilities	(4,146)	(3,683)
Equity	$685,075	$705,532
New Residential's investment	$342,538	$352,766

New Residential's ownership	50.0%	50.0%

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income	$18,341	$16,745	$54,126	$30,501
Other income	45,354	25,109	47,843	56,483
Expenses	(29)	(564)	(70)	(3,502)
Net income	$63,666	$41,290	$101,899	$83,482

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

New Residential’s investments in equity method investees changed during the nine months ended September 30, 2014 as follows:

Balance at December 31, 2013	$352,766
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(34,680)
Distributions of capital from equity method investees	(26,498)
Change in fair value of investments in equity method investees	50,950
Balance at September 30, 2014	$342,538

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	September 30, 2014
	Unpaid Principal Balance	Investee Interest in Excess MSR	New Residential Interest in Investees	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Life (Years)(C)
Agency
Original and Recaptured Pools	$91,366,989	66.7%	50.0%	$309,094	$378,367	5.1
Recapture Agreements	—	66.7%	50.0%	72,681	92,033	12.5
	91,366,989			381,775	470,400	6.5
Non-Agency(D)
Original and Recaptured Pools	61,069,238	66.7%-77.0%	50.0%	182,665	196,485	5.1
Recapture Agreements	—	66.7%-77.0%	50.0%	12,898	12,261	12.4
	61,069,238			195,563	208,746	5.6
Total	$152,436,227			$577,338	$679,146	6.2

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

(C)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

(D)	Excess MSR investments in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2014 (Note 6).

In the third quarter of 2014, a weighted average discount rate of 10.0% was used to value New Residential's investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2014	December 31, 2013
California	23.5%	23.5%
Florida	9.0%	9.2%
New York	5.5%	5.3%
Texas	4.8%	4.9%
Georgia	4.1%	4.0%
New Jersey	3.8%	3.7%
Illinois	3.5%	3.5%
Maryland	3.2%	3.1%
Virginia	3.2%	3.1%
Washington	2.8%	2.8%
Other U.S.	36.6%	36.9%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

6. INVESTMENTS IN SERVICER ADVANCES

On December 17, 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, agreed to purchase $3.2 billion of outstanding servicer advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSR (Notes 4 and 5), including the basic fee component of the related MSRs. During the nine months ended September 30, 2014, the Buyer also agreed to purchase outstanding servicer advances on an additional portfolio of loans. As of September 30, 2014, New Residential and third-party co-investors had settled $3.0 billion of servicer advances, net of recoveries, financed with $2.8 billion of notes payables outstanding (Note 11). A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 45.0% interest in the Buyer as of September 30, 2014. As of September 30, 2014, noncontrolling third-party investors, owning the remaining interest in the Buyer have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2014, the third-party co-investors and New Residential have previously funded their commitments, however the Buyer may recall $182.0 million and $146.1 million of capital distributed to the third-party co-investors and New Residential, respectively.  Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer that holds its investment in servicer advances.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to these pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of September 30, 2014 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

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
September 30, 2014
(dollars in tables in thousands, except share data)

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by the Buyer, which New Residential consolidates:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)
September 30, 2014
Servicer advances	$3,108,288	$3,214,113	5.5%	4.2
As of December 31, 2013
Servicer advances	$2,665,551	$2,665,551	5.6%	2.7

(A)	Carrying value represents the fair value of the investments in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Changes in Fair Value Recorded in Other Income	$22,948	$—	$105,825	$—
The following is additional information regarding the servicer advances, and related financing, of the Buyer, which New Residential consolidates:

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net(A)	Gross	Net
September 30, 2014
Servicer advances(C)	$97,398,297	$3,041,905	3.1%	$2,824,007	91.5%	90.5%	3.0%	2.2%
December 31, 2013
Servicer advances(C)	$43,444,216	$2,661,130	6.1%	$2,390,778	89.8%	88.6%	4.0%	2.3%

(A)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of an interest reserve maintained by the Buyer.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investments in servicer advances:

	September 30, 2014	December 31, 2013
Principal and interest advances	$792,875	$1,516,715
Escrow advances (taxes and insurance advances)	1,556,968	934,525
Foreclosure advances	692,062	209,890
Total	$3,041,905	$2,661,130

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Interest income recognized by New Residential related to its investments in servicer advances was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income, gross of amounts attributable to servicer compensation	$79,116	$—	$232,800	$—
Amounts attributable to base servicer compensation	(18,914)	—	(68,220)	—
Amounts attributable to incentive servicer compensation	(9,235)	—	(10,790)	—
Interest income from investments in servicer advances	$50,967	$—	$153,790	$—

Others' interests in the equity of the Buyer is computed as follows:

	September 30, 2014	December 31, 2013
Total Advance Purchaser LLC equity	$509,898	$362,807
Others' ownership interest	55.0%	68.1%
Others' interest in equity of consolidated subsidiary	$280,445	$247,225

Others' interests in the Buyer's net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Advance Purchaser LLC income	$46,833	$—	$166,227	$—
Others' ownership interest as a percent of total(A)	54.9%	—%	55.7%	—%
Others' interest in net income (loss) of consolidated subsidiaries	$25,726	$—	$92,524	$—

(A)	As a result, New Residential owned 45.1% and 44.3% of the Buyer, on average during the three months ended September 30, 2014 and nine months ended September 30, 2014, respectively.

7. INVESTMENTS IN REAL ESTATE SECURITIES

During the nine months ended September 30, 2014, New Residential acquired $1.5 billion face amount of Non-Agency RMBS for approximately $977.9 million and $1.3 billion face amount of Agency RMBS for approximately $1.4 billion. The $1.3 billion in Agency RMBS includes $0.3 billion of floating rate securities and $1.0 billion of fixed rate specified pools comprised of new production mortgages that are expected to carry less prepayment risk and warrant a premium relative to TBA pools. New Residential sold Non-Agency RMBS with a face amount of approximately $1.9 billion and an amortized cost basis of approximately $1.2 billion for approximately $1.3 billion, recording a gain on sale of approximately $60.3 million. Furthermore, New Residential sold Agency RMBS with a face amount of $746.9 million and an amortized cost basis of approximately $791.7 million for approximately $796.4 million, recording a gain on sale of approximately $4.7 million.

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

On May 27, 2014, New Residential exercised its cleanup call option related to sixteen Non-Agency RMBS deals and purchased and retained performing and non-performing residential mortgage loans. New Residential owned $17.4 million face amount of securities in these deals and received par on these securities, which had an amortized cost basis of $12.0 million prior to the repayment. See Note 8 for further details on this transaction.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

On August 25, 2014, New Residential exercised its cleanup call option related to nineteen Non-Agency RMBS deals and purchased and retained performing and non-performing residential mortgage loans. New Residential owned $15.4 million face amount of securities in these deals and received par on these securities, which had an amortized cost basis of $13.1 million prior to the repayment. See Note 8 for further details on this transaction. See Note 18 for recent activities related to the subsequent sale of the majority of these performing loans through a securitization.
The following is a summary of New Residential’s real estate securities as of September 30, 2014, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

			Gross Unrealized				Weighted Average					December 31, 2013
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)(C)	Principal Subordination(D)	Carrying Value
Agency RMBS(E)(F)(G)	$1,697,608	$1,785,873	$4,504	$(5,294)	$1,785,083	104	AAA	3.19%	1.87%	6.1	N/A	$1,402,764
Non-Agency RMBS(H)	432,762	287,211	9,876	(2,458)	294,629	84	CCC	1.72%	5.63%	7.7	12.2%	570,425
Total/ Weighted Average	$2,130,370	$2,073,084	$14,380	$(7,752)	$2,079,712	188	AA-	2.89%	2.63%	6.4		$1,973,189

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying six bonds for which New Residential was unable to obtain rating information. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities that is subordinate to New Residential’s investments.

(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(F)	Amortized cost basis and carrying value include principal receivable of $6.4 million.

(G)	The total outstanding face amount was $1.0 billion for fixed rate securities and $657.4 million for floating rate securities.

(H)	The total outstanding face amount was $18.3 million for fixed rate securities and $414.5 million for floating rate securities.

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the nine months ended September 30, 2014, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $0.9 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of September 30, 2014.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than Twelve Months	$992,251	$977,758	$(143)	$977,615	$(6,704)	$970,911	54	AA	3.36%	3.15%	6.6
Twelve or More Months	91,156	97,387	(386)	97,001	(1,048)	95,953	17	AA+	3.45%	1.96%	4.9
Total/Weighted Average	$1,083,407	$1,075,145	$(529)	$1,074,616	$(7,752)	$1,066,864	71	AA	3.37%	3.05%	6.4

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of September 30, 2014.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

(B)	The weighted average rating of securities in an unrealized loss position for less than twelve months excludes the rating of six bonds for which New Residential was unable to obtain rating information.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2014
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	71,755	71,821	(529)	(595)
Non credit impaired securities	995,637	1,002,795	—	(7,157)
Total debt securities in an unrealized loss position	$1,067,392	$1,074,616	$(529)	$(7,752)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of September 30, 2014.

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

The following table summarizes the activity related to credit losses on debt securities:

Nine Months Ended September 30, 2014
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$2,071
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	464
Additions for credit losses on securities for which an OTTI was not previously recognized	151
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	(552)
Reduction for securities sold during the period	(1,605)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$529

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	September 30, 2014		December 31, 2013
Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$110,692	25.6%	$317,111	36.3%
Southeastern U.S.	97,618	22.5%	198,298	22.7%
Northeastern U.S.	76,957	17.8%	164,481	18.9%
Midwestern U.S.	65,262	15.1%	98,682	11.3%
Southwestern U.S.	42,117	9.7%	51,425	5.9%
Other(A)	40,116	9.3%	42,869	4.9%
	$432,762	100.0%	$872,866	100.0%

(A)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the nine months ended September 30, 2014, the face amount of these real estate securities was $384.5 million, with total expected cash flows of $364.5 million and a fair value of $277.7 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Outstanding Face Amount	Carrying Value
September 30, 2014	$179,446	$140,475
December 31, 2013	729,895	483,680

The following is a summary of the changes in accretable yield for these securities:

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$143,067
Additions	86,810
Accretion	(10,947)
Reclassifications to non-accretable difference	(8,654)
Disposals	(156,193)
Balance at September 30, 2014	$54,083

See Note 18 for recent activities related to New Residential's investments in real estate securities.

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

During the nine months ended September 30, 2014, New Residential acquired several portfolios of performing and non-performing residential mortgage loans as discussed below:

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
September 30, 2014
(dollars in tables in thousands, except share data)

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

•
On June 24, 2014, New Residential purchased a portfolio of performing and non-performing residential mortgage loans with a UPB of approximately $82.3 million at a price of approximately $58.9 million. Additionally, New Residential acquired approximately $2.1 million of real estate owned.

•
On August 12, 2014, New Residential purchased a portfolio of performing and non-performing residential mortgage loans with a UPB of approximately $111.8 million at a price of approximately $86.7 million.

•
On August 25, 2014, New Residential exercised its cleanup call option related to nineteen Non-Agency RMBS deals and purchased performing and non-performing residential mortgage loans with a UPB of approximately $530.1 million at a price of approximately $536.3 million. Additionally, New Residential acquired $3.0 million of real estate owned.

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. Purchased loans that New Residential has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held-for-investment. Alternatively, loans acquired with the intent to sell are classified as held-for-sale. New Residential accounts for loans based on the following categories:

•	Reverse Mortgage Loans

•	Performing Loans

•	Purchased Credit Impaired (“PCI”) Loans

•	Loans Held-for-Sale ("HFS")

•	Real Estate Owned ("REO")

•	Linked Transactions (treated as derivatives, Note 10)

The following table presents certain information regarding New Residential's residential mortgage loans outstanding by loan type, excluding REO and linked transactions at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio ("LTV")(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	December 31, 2013 Carrying Value
Loan Type
Reverse Mortgage Loans(E)(F)	$49,759	$28,226	228	10.3%	3.8	20.6%	107%	79.6%	N/A	$33,539
Performing Loans(G)(H)	127,824	100,856	697	5.1%	4.3	12.8%	108%	3.9%	608	—
Purchased Credit Impaired ("PCI") Loans(H)(I)	665,682	500,316	2,394	6.0%	2.2	43.4%	115%	92.7%	559	—
Total Residential Mortgage Loans, held-for- investment	$843,265	$629,398	3,319	6.1%	2.6	37.4%	113%	78.5%	567	$33,539

Residential Mortgage Loans, held-for-sale(H)	$463,639	$492,399	2,364	3.9%	6.7	2.7%	125%	—%	704	$—

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent, none of which are on non-accrual status.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% interest New Residential holds in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million. 78% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Includes loans that are current or less than 30 days past due at acquisition.

(H)	Carrying value includes accrued interest receivable.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

(I)	Includes loans that are 30 days or more past due at acquisition.

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans as of September 30, 2014:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2014	December 31, 2013
California	23.0%	5.7%
New York	16.7%	22.0%
New Jersey	8.3%	6.9%
Illinois	5.8%	7.7%
Florida	4.5%	21.2%
Maryland	4.0%	2.8%
Connecticut	3.3%	3.9%
Massachusetts	3.1%	4.1%
Washington	3.0%	3.9%
Pennsylvania	2.9%	0.9%
Other U.S.	25.4%	20.9%
	100.0%	100.0%

Reverse Mortgage Loans

On February 27, 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans with a UPB of approximately $83.1 million as of December 31, 2012. New Residential invested approximately $35.1 million to acquire a 70% interest in the reverse mortgage loans. Nationstar has co-invested on a pari passu basis with New Residential in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

Performing Loans

Performing loans are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, allowance for loan losses, charge-offs and write-downs for impaired loans. Interest income on performing loans is accrued and recognized as interest income at their effective yield, which includes contractual interest and the amortization of discount (or premium) and deferred fees or expenses.

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
September 30, 2014
(dollars in tables in thousands, except share data)

The following table provides past due information for New Residential's Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2014
Days Past Due	Delinquency Status(A)
Current	74.9%
30-59	21.2%
60-89	2.3%
90-119(B)	0.8%
120+	0.8%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing because they are generally placed on nonaccrual status at 120 days or more past due.

Activities related to the carrying value of reverse mortgage loans and performing loans were as follows:

	For the Nine Months Ended September 30, 2014
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2013	$33,539	$—
Purchases/additional fundings	—	107,626
Proceeds from repayments	(2,143)	(9,205)
Accretion of loan discount and other amortization	4,819	2,171
Transfer of loans to other assets	(7,165)	—
Transfer of loans held for sale	—	—
Reversal of valuation provision on loans transferred to other assets	54	—
Allowance for loan losses	(878)	(713)
Balance at September 30, 2014	$28,226	$99,879

Impairment on loans, other than PCI loans, is indicated when it is deemed probable that New Residential will be unable to collect all amounts due according to the contractual terms of the loan and results in New Residential establishing a valuation provision or an allowance for loan losses.
Activities related to the valuation provision on reverse mortgage loans and allowance for loan losses on performing loans were as follows:

	For the Nine Months Ended September 30, 2014
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2013	$461	$—
Charge-offs(A)	—	—
Reversal of valuation provision on loans transferred to other assets	(54)	—
Allowance for loan losses(B)	878	713
Balance at September 30, 2014	$1,285	$713

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
September 30, 2014
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

The following is the contractually required payments receivable, cash flows expected to be collected, and fair value at acquisition date for loans acquired during the nine months ended September 30, 2014:

	Contractually Required Payments Receivable	Cash Flows Expected to be Collected	Fair Value
As of Acquisition Date	$1,307,248	$635,787	$508,603

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
September 30, 2014	$665,682	$500,316
December 31, 2013	—	—

The following is a summary of the changes in accretable yield for these loans:

For the Nine Months Ended September 30, 2014
Balance at December 31, 2013	$—
Additions	127,184
Accretion	(16,772)
Reclassifications from non-accretable difference(A)	5,322
Disposals(B)	(4,122)
Balance at September 30, 2014(C)	$111,612

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCI loan pool at its carrying amount.

(C)	New Residential has not encountered probable decreases in expected cash flows and therefore, has no allowance for loan losses.

Loans Held-for-Sale
Loans held-for-sale are measured at the lower of cost or fair value, with valuation changes recorded in other income. Interest income on loans held-for-sale is accrued and recognized based on the contractual rate of interest. Loans held-for-sale are subject to the nonaccrual policy described within the Performing Loans section. As loans held-for-sale are recognized at the lower of cost or fair value, New Residential’s allowance for loan losses and charge-off policies do not apply to these loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

For the Nine Months Ended September 30, 2014
Loans Held-for-Sale
Balance at December 31, 2013	$—
Purchases	490,806
Proceeds from repayments	(556)
Valuation provision on loans	—
Balance at September 30, 2014	$490,250

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

During the nine months ended September 30, 2014, New Residential received properties in satisfaction of non-performing residential mortgage loans included in the PCI loan portfolio. In addition, New Residential acquired properties through its purchases of residential mortgage loan portfolios. As a result, New Residential has recognized REO assets totaling approximately $19.8 million as of September 30, 2014. As of September 30, 2014, New Residential had PCI residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $366.0 million. In addition, see below regarding REO acquired through linked transactions.
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

During the nine months ended September 30, 2014, New Residential received properties in satisfaction of non-performing residential mortgage loans included in the portfolios acquired from CS and RBS accounted for as linked transactions. As a result, New Residential has recognized REO assets totaling approximately $32.9 million, as of September 30, 2014. As of September 30, 2014 and December 31, 2013, New Residential had residential mortgage loans accounted for as linked transactions that were in the process of foreclosure with an unpaid principal balance of $126.5 million and $0.0 million, respectively.
On October 28, 2014, New Residential sold a portion of its linked transactions for net proceeds of approximately $23.7 million (Note 18).
9. INVESTMENTS IN CONSUMER LOANS, EQUITY METHOD INVESTEES

On April 1, 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31,

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

2012. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed $2.2 billion ($1.1 billion outstanding as of September 30, 2014) of the approximately $3.0 billion purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion ($0.3 billion outstanding as of September 30, 2014) of asset-backed notes for 96% of par. These notes were subordinate to the $2.2 billion of debt issued in April 2013. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio. See Note 18 for recent activities related to New Residential's debt obligations.

The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

	September 30, 2014	December 31, 2013
Consumer loan assets	$2,192,487	$2,572,577
Other assets	163,824	192,830
Debt(A)	(1,458,277)	(2,010,433)
Other liabilities	(17,904)	(32,712)
Equity	$880,130	$722,262
New Residential's investment	$264,039	$215,062
New Residential's ownership	30.0%	30.0%

(A)
Represents the Class A asset-backed notes with a face amount of $1.1 billion, an interest rate of 3.75% and a maturity of April 2021 and the Class B asset-backed notes with a face amount of $0.3 billion, an interest rate of 4.0% and a maturity of December 2024. Substantially all of the net cash flow generated by the Consumer Loan Companies was required to be used to pay down the Class A notes. In June 2014, the balance of the outstanding Class A notes was reduced to 50% of the outstanding UPB of the performing consumer loans and the managing member was reimbursed by the Consumer Loan Companies for accumulated expenses. Prospectively, 70% of the net cash flow generated is required to be used to pay down the Class A notes, and the equity holders of the Consumer Loan Companies and holders of the Class B notes will each be entitled to receive 15% of the net cash flow of the Consumer Loan Companies on a periodic basis. See Note 18 for recent activities related to the debt at the Consumer Loan Companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$129,551	$157,692	$407,995	$325,822
Interest expense	(17,685)	(22,420)	(57,986)	(47,010)
Provision for finance receivable losses	(20,494)	(30,568)	(82,313)	(31,122)
Other expenses, net	(17,925)	(24,272)	(57,656)	(46,713)
Change in fair value of debt	1,522	—	(14,810)	—
Net income	$74,969	$80,432	$195,230	$200,977
New Residential's equity in net income	$22,490	$24,129	$60,185	$60,293
New Residential's ownership	30.0%	30.0%	30.0%	30.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	Unpaid Principal Balance		Interest in Consumer Loan Companies	Carrying Value(B)	Weighted Average Coupon(C)	Weighted Average Yield	Weighted Average Expected Life (Years)(D)
September 30, 2014	$2,827,355	(A)	30.0%	$2,192,487	18.2%	16.9%	3.5
December 31, 2013	$3,298,769		30.0%	$2,572,577	18.3%	15.9%	3.2

(A)	Represents the August 31, 2014 balance.

(B)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(C)	Substantially all of the cash flows received on the loans is required to be used to make payments on the notes described above.

(D)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

New Residential’s investments in consumer loans, equity method investees changed during the nine months ended September 30, 2014 as follows:

For the Nine Months Ended September 30, 2014
Balance at December 31, 2013	$215,062
Contributions to equity method investees	—
Distributions of earnings from equity method investees(A)	(11,208)
Distributions of capital from equity method investees	—
Earnings from investments in consumer loan equity method investees	60,185
Balance at September 30, 2014	$264,039

(A)
During the nine months ended September 30, 2014, the Consumer Loan Companies distributed $10.6 million in cash to, and made $0.6 million in tax withholding payments on behalf of, New Residential. The tax withholding payments were considered a non-cash distribution.

10. DERIVATIVES

As of September 30, 2014, New Residential’s derivative instruments included both economic hedges that were not designated as hedges for accounting purposes as well as non-performing loans accounted for as linked transactions that were not entered into for risk management purposes or for hedging activity. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors. New Residential’s credit risk with respect to economic hedges and linked transactions is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

New Residential entered into three interest rate swap agreements during March and April 2014, where New Residential receives floating rate payments in exchange for fixed rate payments, without exchanging the notional principal amounts. The agreements represented a total notional amount of $500.0 million with an original maturity of three years and were settled during the second quarter. During the third quarter of 2014, New Residential entered into eleven new swap agreements representing a total notional amount of $1.6 billion as of September 30, 2014, with maturities of two to ten years.

As of September 30, 2014, New Residential held to-be-announced forward contract positions (“TBAs”) of $1.3 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs of $1.3 billion notional was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain residential mortgage loans and specified mortgage backed securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

See Note 18 for recent activities related to New Residential's derivatives.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivative assets
Real Estate Securities(A)	Derivative assets	$—	$1,452
Non-Performing Loans(A)	Derivative assets	27,571	34,474
TBAs	Derivative assets	1,115	—
		$28,686	$35,926
Derivate liabilities
Real Estate Securities	Accrued expenses and other liabilities	$—	$18
Interest Rate Swaps	Accrued expenses and other liabilities	345	—
		$345	$18

(A)	Investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions and are reflected as derivatives.

The following table summarizes notional amounts related to derivatives:

	September 30, 2014	December 31, 2013
Non-Performing Loans(A)	$161,561	$164,598
Real Estate Securities(B)	—	10,000
TBAs, short position(C)	1,301,000	—
Interest Rate Swaps, short position(D)	1,595,000	—

(A)	Represents the UPB of the underlying loans of the non-performing loan pools within linked transactions.

(B)	Represents the face amount of the real estate securities within linked transactions.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

(D)	Receive LIBOR and pay a fixed rate.

The following table summarizes gains (losses) recorded in relation to derivatives:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2014	2014
Other income (loss)
Non-Performing Loans(A)	$5,111	$4,797
Real Estate Securities(A)	—	26
TBAs	33	263
Interest Rate Swaps	(345)	(2,731)
	4,799	2,355
Gain (loss) on settlement of investments
Real Estate Securities(A)	—	43
TBAs	(2,403)	(6,405)
U.S.T. Short Positions	—	176
	(2,403)	(6,186)
Total gains (losses)	$2,396	$(3,831)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

(A)	Investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions and are reflected as derivatives.

The following table presents both gross and net information about linked transactions:

	September 30, 2014	December 31, 2013
Non-Performing Loans
Non-performing loan assets, at fair value(A)	$96,836	$95,014
Repurchase agreements(B)	(69,265)	(60,540)
	27,571	34,474
Real Estate Securities
Real estate securities, at fair value(C)	—	9,952
Repurchase agreements(B)	—	(8,500)
	—	1,452
Net assets recognized as linked transactions	$27,571	$35,926

(A)	Non-performing loans that had a UPB of $161.6 million as of September 30, 2014, which represented the notional amount of the linked transaction and accrued interest.

(B)	Represents carrying amount that approximates fair value.

(C)	Real estate securities that had a current face amount of $10.0 million as of December 31, 2013, which represented the notional amount of the linked transaction.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

September 30, 2014(A)											December 31, 2013
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value
Repurchase Agreements (B)
Agency RMBS (C)	Various	$1,510,765	$1,510,765	Oct-14	0.31%	0.1	$1,500,141	$1,571,199	$1,570,328	6.3	$1,332,954
Non-Agency RMBS (D)	Various	214,972	214,972	Oct-14	1.79%	0.1	323,438	260,995	267,769	8.4	287,757
Residential Mortgage Loans(E)	Various	871,659	871,659	Nov-14 to Aug-16	2.60%	1.8	1,257,145	1,089,677	1,093,571	4.1	—
Consumer Loans(F)	Jan-14	125,000	125,000	Jan-15	3.45%	0.3	N/A	N/A	264,039	3.5	—
Real Estate Owned(G)	Various	15,953	15,953	Nov-14 to Aug-16	2.89%	0.4	N/A	N/A	38,840	N/A	—
Total Repurchase Agreements		2,738,349	2,738,349		1.31%	0.6					1,620,711
Notes Payable
Secured Corporate Loan	—	—	—	—	—%	—	—	—	—	—	75,000
Servicer Advances(H)	Various	2,824,007	2,824,007	Mar-15 to Mar-17	2.99%	2.0	3,041,905	3,108,288	3,214,113	4.2	2,390,778
Residential Mortgage Loans(I)	Dec-13	23,244	23,244	Oct-14	3.41%	0.1	49,759	29,511	28,226	3.8	22,840
Total Notes Payable		2,847,251	2,847,251		2.99%	2.0					2,488,618
Total/ Weighted Average		$5,585,600	$5,585,600		2.17%	1.3					$4,109,329

(A)	Excludes debt related to linked transactions (Note 10).

(B)	These repurchase agreements had approximately $1.0 million of associated accrued interest payable as of September 30, 2014.

(C)
The counterparties of these repurchase agreements are Mizuho ($288.1 million), Morgan Stanley ($78.0 million), Barclays ($644.7 million), Daiwa ($146.5 million) and Jefferies ($353.5 million) and were subject to customary margin call provisions.

(D)
The counterparties of these repurchase agreements are Barclays ($8.2 million), Credit Suisse ($49.6 million), Royal Bank of Scotland ($102.3 million), Royal Bank of Canada ($11.7 million), Bank of America ($1.9 million), Goldman Sachs ($27.2 million) and UBS ($14.0 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(E)
The counterparties on these repurchase agreements are Bank of America N.A. ($531.0 million), Nomura ($317.6 million), Citibank ($16.1 million) and Royal Bank of Scotland ($6.9 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)	The repurchase agreement is payable to Credit Suisse and bears interest equal to one-month LIBOR plus 2.0%.

(G)
The counterparties of these repurchase agreements are Royal Bank of Scotland ($9.4 million), Credit Suisse ($3.3 million), Bank of America, N.A. ($2.0 million) and Nomura ($1.3 million).  All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
$1.3 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.3% to 2.4%.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

(I)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the servicer advances, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $2.7 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

As of September 30, 2014, New Residential held TBA positions of $1.3 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty (Note 10). As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

Servicer Advances
In February 2014, the Buyer and special purpose subsidiaries of Buyer entered into an advance facility with Bank of America, N.A. (the “BANA Facility”). The notes issued pursuant to the BANA Facility had an advance rate of approximately 90%, an interest rate generally equal to the sum of one-month LIBOR plus a margin of approximately 2.5%, borrowing capacity of up to $1.0 billion, and a maturity date in September 2014.

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

On July 18, 2014, the Buyer received $26.7 million in proceeds from the refinancing of the note issued under the Bank of America facility.  The Bank of America note was prepaid with proceeds of a new note issued to J.P. Morgan. The note issued to J.P. Morgan has a fixed interest rate equal to 2.45% with an expected repayment date of July 2016. As of September 30, 2014, the principal balance of this note was approximately $457.3 million.

On July 25, 2014, the Buyer received $12.1 million in proceeds from the refinancing of the Credit Suisse facility with notes issued to Morgan Stanley and J.P. Morgan.

Real Estate Securities

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
September 30, 2014
(dollars in tables in thousands, except share data)

amortized cost basis of approximately $558.8 million. New Residential used a portion of the proceeds from the sale of the 2009-1 Retained Certificates to pay off the outstanding balance of this facility.

Real Estate Loans

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

On August 12, 2014, August 25, 2014 and September 8, 2014, New Residential entered into a repurchase agreement with Bank of America N.A. for $66.8 million, $467.3 million and $6.7 million, respectively, which matures on August 12, 2016. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.25%. The agreement contains customary covenants and event of default provisions.

Other

On January 8, 2014, New Residential financed all of its ownership interest in each of the Consumer Loan Companies under a $150.0 million ($125.0 million outstanding as of September 30, 2014) master repurchase agreement with Credit Suisse Securities (USA) LLC maturing on June 30, 2014.  On June 30, 2014, New Residential extended this agreement to mature on January 30, 2015.  Borrowings on this extension bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a spread of 2.00% (reduced from a spread of 4.00%).  This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.

In June 2014, New Residential paid off the outstanding secured corporate loan with Credit Suisse First Boston Mortgage LLC for approximately $69.1 million.

See Note 18 for recent activities related to New Residential's debt obligations.

Maturities

New Residential’s debt obligations as of September 30, 2014 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
October 1 through December 31, 2014	$652,913	$1,112,384	$1,765,297
2015	614,507	144,396	758,903
2016	2,019,011	532,989	2,552,000
2017	509,400	—	509,400
	$3,795,831	$1,789,769	$5,585,600

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

(A)	Excludes recourse debt related to linked transactions (Note 10).

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of September 30, 2014 :

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans(A)	Real Estate Loans	$1,503,992	$933,511	$570,481
Notes Payable
Servicer Advances(B)	Servicer Advances	4,305,200	2,824,007	1,481,193
		$5,809,192	$3,757,518	$2,051,674

(A)	Includes $300.0 million of borrowing capacity and $49.2 million of balance outstanding related to one of New Residential's linked transactions (Note 10).

(B)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions. New Residential pays a 0.5% fee on the unused borrowing capacity.

New Residential was in compliance with all of its debt covenants as of September 30, 2014.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2014 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$99,041,165	$409,236	$—	$—	$409,236	$409,236
Excess mortgage servicing rights, equity method investees, at fair value(A)	152,436,227	342,538	—	—	342,538	342,538
Servicer advances	3,041,905	3,214,113	—	—	3,214,113	3,214,113
Real estate securities, available-for-sale	2,130,370	2,079,712	—	1,785,083	294,629	2,079,712
Residential mortgage loans, held for investment(B)(C)	843,265	626,941	—	—	638,901	638,901
Residential mortgage loans, held for sale(C)	463,639	490,250	—	—	491,575	491,575
Non-hedge derivatives(D)	1,462,561	28,686	—	1,115	27,571	28,686
Cash and cash equivalents	187,601	187,601	187,601	—	—	187,601
Restricted cash	29,962	29,962	29,962	—	—	29,962
		$7,409,039	$217,563	$1,786,198	$5,418,563	$7,422,324
Liabilities:
Repurchase agreements	$2,738,349	$2,738,349	$—	$1,725,737	$1,012,612	$2,738,349
Notes payable	2,847,251	2,847,251	—	1,081,673	1,768,743	2,850,416
Derivative liabilities	1,595,000	345	—	345	—	345
		$5,585,945	$—	$2,807,755	$2,781,355	$5,589,110

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)	The notional amount represents the total unpaid principal balance of the mortgage loans for residential mortgage loans, held for investment.

(C)	Carrying value excludes accrued interest receivable.

(D)	The notional amount for linked transactions consists of the aggregate UPB amount of the loans that comprise the asset portion of the linked transaction.

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2014 as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Non-Agency	Servicer Advances	Non-Agency RMBS	Linked Transactions	Total
Balance at December 31, 2013	$144,660	$179,491	$245,399	$107,367	$2,665,551	$570,425	$35,926	$3,948,819
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment (“OTTI”) on securities(D)	—	—	—	—	—	(479)	—	(479)
Included in change in fair value of investments in excess mortgage servicing rights(D)	19,590	21,080	—	—	—	—	—	40,670
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	15,062	8,825	—	—	—	23,887
Included in change in fair value of investments in servicer advances	—	—	—	—	105,825	—	—	105,825
Included in gain on settlement of investments	—	—	—	—	—	60,296	—	60,296
Included in other income(D)	323	—	—	—	—	—	4,840	5,163
Gains (losses) included in other comprehensive income, net of tax(E)	—	—	—	—	—	3,753	—	3,753
Interest income	15,808	21,895	18,847	8,216	153,790	16,972	—	235,528
Purchases, sales and repayments
Purchases	56,074	19,132	—	—	5,569,238	977,877	9,758	6,632,079
Purchase adjustments	(59)	405	—	—	—	—	—	346
Proceeds from sales	—	—	—	—	—	(1,273,191)	(1,495)	(1,274,686)
Proceeds from repayments	(30,046)	(39,117)	(41,406)	(19,772)	(5,280,291)	(61,024)	(9,001)	(5,480,657)
Transfers to REO(F)	—	—	—	—	—	—	(12,457)	(12,457)
Balance at September 30, 2014	$206,350	$202,886	$237,902	$104,636	$3,214,113	$294,629	$27,571	$4,288,087

(A)	Includes the Recapture Agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

(D)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(E)	These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

(F)	Represents value of residential mortgage loans transferred to REO net of associated repurchase financing agreements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Investments in Excess MSRs and Excess MSRs Equity Method Investees Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of September 30, 2014:

	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Speed(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)
Agency
Original and Recaptured Pools	11.9%	8.2%	30.8%	22
Recapture Agreement	8.1%	4.6%	35.0%	20
	11.6%	7.9%	31.1%	22
Non-Agency(F)
Original and Recaptured Pools	11.9%	N/A	9.9%	15
Recapture Agreement	8.0%	N/A	35.0%	21
	11.6%	N/A	11.6%	15
Total/Weighted Average--Directly Held	11.6%	7.9%	20.7%	18

Held through Equity Method Investees (Note 5)
Agency
Original and Recaptured Pools	14.3%	7.2%	32.8%	19
Recapture Agreement	8.0%	5.0%	35.0%	22
	13.1%	6.8%	33.2%	19
Non-Agency(F)
Original and Recaptured Pools	11.9%	N/A	9.9%	12
Recapture Agreement	8.0%	N/A	35.0%	19
	11.6%	N/A	11.5%	12
Total/Weighted Average--Held through Investees	12.6%	6.8%	25.9%	17

Total/Weighted Average--All Pools	12.2%	7.1%	24.1%	17

(A)	Weighted by amortized cost basis of the mortgage loan portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee.

(F)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

In the third quarter of 2014, a weighted average discount rate of 10.0% was used to value New Residential's investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the servicer advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed	Delinquency	Mortgage Servicing Amount(A)		Discount Rate
September 30, 2014	2.1%	11.7%	16.6%	19.6	bps	5.5%
December 31, 2013	2.7%	13.2%	20.0%	21.2	bps	5.6%

(A)	Mortgage servicing amount excludes the 2 basis points New Residential pays Nationstar as a monthly servicing fee.

Real Estate Securities Valuation

As of September 30, 2014, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,697,608	$1,785,873	$1,736,126	$48,957	$1,785,083	2
Non-Agency RMBS	432,762	287,211	281,375	13,254	294,629	3
Total	$2,130,370	$2,073,084	$2,017,501	$62,211	$2,079,712

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances such as when there is evidence of impairment. For residential mortgage loans held-for-sale and foreclosed real estate accounted for as REO, New Residential applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment.
The fair value of New Residential’s residential mortgage loans held-for-sale are estimated based on a discounted cash flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy. The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. As of September 30, 2014, such assets did not show evidence of impairment and continued to be measured at cost.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
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

The following table summarizes the inputs used in valuing reverse mortgage loans as of September 30, 2014:

				Significant Inputs
Loan Type	Carrying Value(A)	Fair Value(A)	Valuation Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(B)
Reverse Mortgage Loans	$28,226	$28,226	824	10.3%	3.8

(A)	Represents a 70% interest New Residential holds in the reverse mortgage loans.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

For performing loans, the significant inputs to these models include discount rates and market-based assumptions for prepayment speed and default.

Loan Type	Carrying Value	Fair Value	Discount Rate	Prepayment Rate	CDR(A)
Performing Loans	$99,879	$104,758	5.1%	5.2%	1.6%

(A)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

For non-performing loans, the significant inputs to these models include discount rates, loss severities, and market-based assumptions regarding the timing and amount of expected cash flows primarily based upon the performance of the loan pool and liquidation attributes.

Loan Type	Carrying Value	Fair Value	Discount Rate	CDR(A)	Loss Severity
Non-Performing Loans	$498,836	$505,917	6.0%	3.0%	31.1%

(A)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

New Residential also enters into economic hedges including interest rate swaps and TBAs, which are categorized as Level 2 in the valuation hierarchy. Management generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are categorized as Level 2.
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
Short-term repurchase agreements and short-term notes payable have an estimated fair value equal to their carrying value due to their short duration and generally floating interest rates. Longer-term notes payable, representing the securitized portion of the servicer advance financing, are valued based on internal models utilizing both observable and unobservable inputs. As of September 30, 2014, these longer-term notes have an estimated fair value of $1,079 million and a carrying value of $1,082 million.

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

On April 29, 2013, New Residential’s certificate of incorporation was amended so that its authorized capital stock now consists of 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At the time of the completion of the spin-off, there were 126,512,823 outstanding shares of common stock which was based on the number of Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock (adjusted for the reverse split described below).

In April 2014, New Residential issued 13,875,000 shares of its common stock in a public offering at a price to the public of $12.20 per share for net proceeds of approximately $163.8 million. One of New Residential’s executive officers participated in this offering and purchased an additional 500,000 shares at the public offering price for net proceeds of approximately $6.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager to purchase 1,437,500 shares of New Residential’s common stock at a price of $12.20, which had a fair value of approximately $1.4 million as of the grant date. The assumptions used in valuing the options were: a 2.87% risk-free rate, a 12.584% dividend yield, 25.66% volatility and a 10 year term.

An employee of the Manager exercised 107,500 options with a weighted average exercise price of $5.61 on May 7, 2014. Upon exercise, 107,500 shares of common stock of New Residential were issued. Employees of the Manager and one of New Residential's directors exercised an aggregate of 498,500 options with a weighted average exercise price of $5.62 in August 2014. Upon exercise, 276,037 shares of common stock of New Residential were issued.

New Residential’s Board of Directors authorized a one-for-two reverse stock split on August 5, 2014, subject to stockholder approval. In a special meeting on October 15, 2014, New Residential’s stockholders approved the reverse split. On October 17, 2014, New Residential effected the one-for-two reverse stock split of its common stock. As a result of the reverse stock split, every two shares of New Residential’s common stock were converted into one share of common stock, reducing the number of issued and outstanding shares of New Residential’s common stock from approximately 282.8 million to approximately 141.4 million. The impact of this reverse stock split has been retroactively applied to all periods presented.

On December 17, 2013, New Residential declared a quarterly dividend of $0.35 per common share and a special cash dividend of $0.15 per common share, totaling $63.3 million, for the quarter ended December 31, 2013. The combined dividend of $0.50

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

was paid on January 31, 2014. On March 19, 2014, New Residential declared a quarterly dividend of $0.35 per common share, or $44.3 million, for the quarter ended March 31, 2014, which was paid in April 2014. On June 17, 2014, New Residential declared a quarterly dividend of $0.35 per common share and a special cash dividend of $0.15 per common share, totaling $70.6 million, for the quarter ended June 30, 2014. The combined dividend of $0.50 was paid on July 31, 2014. On September 18, 2014, New Residential’s board of directors declared a quarterly dividend of $0.35 per common share, or $49.5 million, for the quarter ended September 30, 2014, which was paid on October 31, 2014 to stockholders of record as of September 29, 2014.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2014.

In January and June 2014, New Residential issued an aggregate of 25,080 shares of its common stock to its independent directors as compensation.

Option Plan

New Residential’s outstanding options at September 30, 2014 consisted of the following:

	Number of Options	Strike Price	Maturity Date
	81,248	$33.90	11/22/2014
	164,999	31.94	01/12/2015
	1,000	33.36	08/01/2015
	85,000	31.74	11/01/2016
	121,000	33.80	01/23/2017
	228,000	29.92	04/11/2017
	547,583	6.58	03/29/2021
	849,916	4.98	09/27/2021
	933,583	6.82	04/03/2022
	1,132,499	7.34	05/21/2022
	1,249,583	7.34	07/31/2022
	2,874,998	10.24	01/11/2023
	1,149,998	11.48	02/15/2023
	4,000	13.58	06/02/2023
	1,437,500	12.20	04/30/2024
Total/Weighted Average	10,860,907	$10.46

As of September 30, 2014, New Residential’s outstanding options were summarized as follows:

Held by the Manager	8,970,161
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,843,180
Issued to the independent directors	5,000
Issued to the Manager and held by its former employees	42,566
Total	10,860,907

Income and Earnings Per Share

Net income earned prior to the spin-off is included in additional paid-in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off.

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the three and nine months ended September 30, 2014, based on the treasury stock method, New Residential had 2,955,021 and 3,158,619 dilutive common stock equivalents outstanding, respectively. During the three and nine months ended September 30, 2013, based

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

on the treasury stock method, New Residential had 3,408,249 and 1,754,208 dilutive common stock equivalents outstanding, respectively.

For the purposes of computing EPS for periods prior to the spin-off on May 15, 2013, New Residential treated the common shares issued in connection with the spin-off as if they had been outstanding for all periods presented, similar to a stock split. For the purposes of computing diluted EPS for periods prior to the spin-off on May 15, 2013, New Residential treated the 10.7 million options issued on the spin-off date as a result of the conversion of Newcastle options as if they were granted on May 15, 2013 since no New Residential awards were outstanding prior to that date.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investments in servicer advances (Note 6).

14. COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of September 30, 2014, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential.

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

Capital Commitments — As of September 30, 2014, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to September 30, 2014):

Excess MSRs — As of September 30, 2014, New Residential had outstanding capital commitments of $8.0 million related to the acquisition of Excess MSRs on a portfolio of PLS residential mortgage loans. See Notes 4 and 5 for information on New Residential’s investments in Excess MSRs. As part of the commitment to acquire these Excess MSRs, New Residential also agreed to purchase cleanup call options related to Non-Agency RMBS collateralized by, and servicer advances related to, the residential mortgage loans underlying the Excess MSRs. See Note 6 for information on New Residential’s investments in servicer advances.
Servicer Advances — New Residential and third-party co-investors agreed to purchase, through the Buyer, future servicer advances related to Non-Agency mortgage loans. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Note 6 for information on New Residential’s investments in servicer advances.

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
September 30, 2014
(dollars in tables in thousands, except share data)

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

15. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Due to affiliates is comprised of the following amounts:

	September 30, 2014	December 31, 2013
Management fees	$1,709	$1,495
Incentive compensation	33,111	16,847
Expense reimbursements and other	321	827
	$35,141	$19,169

Affiliate expenses and fees were comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Management fees	$5,124	$4,484	$14,525	$6,747
Incentive compensation	10,910	4,470	33,111	5,348
Expense reimbursements(A)	125	267	375	267
Total	$16,159	$9,221	$48,011	$12,362

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

New Residential's board of directors approved a change in the computation of incentive compensation to exclude unrealized gains (or losses) on investments and debt (and any deferred tax impact thereof) as of June 30, 2014. The impact of this change on the six months ended June 30, 2014 was to reduce incentive compensation by $5.5 million.

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of September 30, 2014, a total face amount of $412.8 million of New Residential’s Non-Agency RMBS portfolio and approximately $41.5 million of New Residential's Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $4.0 billion as of September 30, 2014. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $99.3 billion, whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar. As of September 30, 2014, $601.2 million UPB of New Residential's residential mortgage loans were being serviced by Nationstar. Subsequent to September 30, 2014, $111.8 million UPB of New Residential's residential mortgage loans has transferred to be serviced by Nationstar. As of September 30, 2014, $11.3 million UPB of REO was being serviced by Nationstar.

See Note 9 for a discussion of a transaction with Springleaf.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(3,668)	$(11,213)	$(65,444)	$(11,271)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	—	—	943	3,756
Total reclassifications		$(3,668)	$(11,213)	$(64,501)	$(7,515)

17. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current:
Federal	$1,677	$—	$4,130	$—
State and Local	1,285	—	2,868	—
Total Current Provision	2,962	—	6,998	—
Deferred:
Federal	3,621	—	16,857	—
State and Local	1,218	—	5,628	—
Total Deferred Provision	4,839	—	22,485	—
Total Provision for Income Taxes	$7,801	$—	$29,483	$—

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

New Residential operates a securitization vehicle and has made certain investments, particularly its investments in servicer advances (Note 6) and REO (Note 8), through TRSs that are subject to regular corporate income taxes. In addition, some investments are held through limited partnership interests which are subject to the New York City unincorporated business tax (“UBT”). Regular corporate income taxes on the TRSs and UBT has been provided for in the provision for income taxes. New Residential and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions beginning with the tax year ending December 31, 2013. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

New Residential had recorded a deferred tax liability of $22.5 million as of September 30, 2014. This deferred tax liability relates to the unrealized gains of $105.8 million from New Residential's investment in servicer advances.

The increase in the provision for income taxes as of September 30, 2014 is primarily due to an increase in taxable profits subject to corporate income tax rates as well as taxable profits subject to UBT.

18. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2014 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Servicer Advances

Subsequent to September 30, 2014 and prior to November 5, 2014, the Buyer funded a total of $262.5 million of servicer advances and recovered $320.4 million of existing servicer advances.  Notes payable outstanding decreased by $34.4 million and restricted cash decreased approximately $0.9 million in relation to these fundings. Additionally, the Buyer paid $4.9 million to Nationstar as a contractual incentive fee.

Real Estate Securities

Subsequent to September 30, 2014, New Residential acquired Non-Agency RMBS with an aggregate face amount of approximately $980.5 million for approximately $297.7 million, financed with repurchase agreements. New Residential acquired no new Agency RMBS. New Residential sold Non-Agency RMBS with a face amount of $7.7 million and an amortized cost basis of approximately $6.8 million for approximately $6.8 million and recorded no gain. New Residential sold no Agency RMBS.

Subsequent to September 30, 2014, New Residential financed an additional $200.6 million of Agency RMBS within a repurchase facility as a result of purchases. New Residential also rolled $1.5 billion within various repurchase facilities to mature between November 2014 and January 2015.

Subsequent to September 30, 2014, New Residential financed an additional $95.4 million of Non-Agency RMBS within various repurchase facilities as a result of purchases. New Residential also rolled $208.9 million within various repurchase facilities to mature between November 2014 and January 2015.

Residential Mortgage Loans

On October 3, 2014, New Residential completed a REMIC securitization of performing residential mortgage loans with a UPB of approximately $463.6 million for a price of $493.4 million and as a part of the offering, acquired a class of interest-only notes for a purchase price of approximately $25.8 million. The securitization was recorded as a sale for accounting purposes and New Residential recognized a net gain on settlement of investments of approximately $1.2 million. Proceeds from the sale were used to pay down $423.2 million of the repurchase agreement with Bank of America N.A.

On October 9, 2014, New Residential committed to purchase a primarily reperforming residential mortgage loan portfolio with a UPB of approximately $386.8 million at a price of approximately $357.9 million. The sale is expected to settle on November 21, 2014.

On October 10, 2014, New Residential purchased two pools of non-performing residential mortgage loans with a UPB of approximately $254.9 million at a price of approximately $188.8 million. The acquisitions of the two pools are expected to settle on November 6, 2014 and December 17, 2014, respectively.
On October 20, 2014, New Residential extended the note payable to Nationstar related to reverse residential mortgage loans to mature on October 19, 2015.  Borrowings on this extension bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a spread of 2.875% (reduced from a spread of 3.25%).  This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.

On October 28, 2014, New Residential sold a portion of its linked transactions for net proceeds of approximately $23.7 million.

Consumer Loans

On October 3, 2014, the Consumer Loan Companies refinanced the Class A and Class B asset-backed notes with approximately $1.5 billion outstanding with an asset-backed securitization for approximately $2.6 billion. The excess proceeds were distributed to the co-investors. New Residential received approximately $337.8 million which reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $73.8 million. New Residential used the proceeds to pay down the $125.0 million repurchase agreement that was scheduled to mature in January 2015. Subsequent to this refinancing, New Residential has discontinued recording its share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative cash distributions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
(dollars in tables in thousands, except share data)

Corporate Activities

On September 18, 2014, New Residential’s board of directors declared a third quarter 2014 dividend of $0.35 per common share or $49.5 million, which was paid on October 31, 2014 to stockholders of record as of September 29, 2014.
See Note 13 for a discussion of the reverse stock split which was effected on October 17, 2014.

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

GENERAL

New Residential is a publicly traded REIT (NYSE: NRZ) primarily focused on investing in Excess MSRs, residential securities, Non-Agency RMBS call rights and other opportunistic investments. We became an independent public company following our spin-off from Newcastle on May 15, 2013. We are externally managed by an affiliate of Fortress. Our goal is to drive strong risk-adjusted returns primarily through our investments, and our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive returns for our stockholders without the excessive use of financial leverage.

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below under “—Our Portfolio.”

New Residential completed a one-for-two reverse stock split in October 2014. The impact of this reverse stock split has been retroactively applied to all periods presented herein.

MARKET CONSIDERATIONS

Various market factors, which are outside of our control, affect our results of operations and financial condition. One such factor is developments in the U.S. residential housing market. The residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. Historically, the majority of the approximately $10 trillion mortgage market has been serviced by large banks, which generally focus on conventional mortgages with low delinquency rates. This has allowed for low-cost routine payment processing and required minimal borrower interaction. Following the credit crisis, the need for “high-touch” specialty servicers, such as Nationstar, increased as loan performance declined, delinquencies rose and servicing complexities broadened. Specialty servicers have proven more willing and better equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.

Since 2010, banks have sold or committed to sell MSRs totaling more than $1 trillion. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. Approximately 77% of MSRs were owned by banks as of the second quarter of 2014, according to Inside Mortgage Finance. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe the volume of MSR sales is likely to be substantial for some period of time.

We estimate that MSRs on approximately $150 billion of mortgages are currently for sale, which would require a capital investment of approximately $1 to 1.5 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations, such as Nationstar, will continue to sell a portion of the Excess MSRs or other servicing assets, such as advances. We also estimate that approximately $1 – 2 trillion of MSRs could be sold over the next several years. In addition, approximately $1 trillion of new loans are expected to be created annually, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for these assets has driven prices higher recently. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

Interest rates have been volatile. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. However, prepayment speeds and delinquencies could increase even in the current interest rate environment, as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reasons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the third quarter of 2014, the fair value of our investments in Excess MSRs (directly and through equity method investees) increased by approximately $51.2 million and the weighted average discount rate of the portfolio was reduced from 12.0% to 10.0%.

 The timing, size and potential returns of future investments in Excess MSRs may be less attractive than our prior investments in this sector due to a number of factors, most of which are beyond our control.  In addition to changes in interest rates, such factors include, but are not limited to, recent increased competition for Excess MSRS, which we believe is causing a related increase in the price for these assets.  In addition, regulatory and GSE approval processes have been more extensive and taken longer than the process and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions.

Beginning in April 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the second quarter of 2014, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public trusts or PLS, and are referred to as Non-Agency RMBS.

Since the onset of the financial crisis in 2007, there has been significant volatility in the prices for Non-Agency RMBS, which resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have been recovering from their lows, from time to time there may be opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. Furthermore, we believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We intend to pursue opportunities to structure transactions that would enable us to realize this difference. We actively monitor the market for Non-Agency RMBS and our portfolio to determine when to strategically purchase and sell Non-Agency RMBS from time to time. We currently expect that the size of our Non-Agency portfolio will fluctuate depending primarily on our Manager’s assessment of expected yields and alternative investment opportunities. The primary causes of mark-to-market changes in our RMBS portfolio are changes in interest rates and credit spreads.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of September 30, 2014 was 1.56%, compared to 1.17% as of June 30, 2014. The net interest spread on our Non-Agency RMBS portfolio as of September 30, 2014 was 3.84%, compared to 5.28% as of June 30, 2014. We do not expect changes in interest rates will have a meaningful impact on our future RMBS investments.

We hold call rights on Non-Agency residential mortgage securitizations which become exercisable once the current collateral balance reduces below a certain threshold of the original balance. We believe a call right is profitable when aggregate loan value is greater than the sum of par on the loans minus any discount from acquired bonds, plus expenses related to such exercise. Profit with respect to our call rights is generated by selectively retaining loans that meet our return thresholds or re-securitizing or selling performing loans for a gain and, prior to exercise, purchasing certain underlying bond classes at a discount to par.  Upon exercise, we are able to realize any remaining accretion to par. As interest rates increase, we expect the value of our cleanup call rights to decrease.

In November 2013, we made our first investment in non-performing loans. We have continued to invest in the non-performing loan sector. The scope of our involvement will fluctuate depending on our Manager's assessment of relative value compared with alternative investment opportunities.

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

Credit spreads continued to decrease, or “tighten,” through the third quarter of 2014 relative to the fourth quarter of 2013, which has had a favorable impact on the value of our securities and loan portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

	Outstanding Face Amount	Amortized Cost Basis(A)	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(B)
Investments in:
Excess MSRs(C)	$251,477,392	$594,515	8.6%	$751,774	6.0
Servicer Advances(C)	3,041,905	3,108,288	45.1%	3,214,113	4.2
Agency RMBS	1,697,608	1,785,873	25.9%	1,785,083	6.1
Non-Agency RMBS	432,762	287,211	4.2%	294,629	7.7
Residential Mortgage Loans	1,306,904	1,119,188	16.2%	1,121,797	4.4
Consumer Loans(C)	2,827,355	N/A	N/A	264,039	3.5
Total/ Weighted Average	$260,783,926	$6,895,075	100.0%	$7,431,435	5.0

Reconciliation to GAAP total assets:
Cash and restricted cash				217,563
Derivative assets				28,686
Other assets				95,717
GAAP total assets				$7,773,401

(A)	Net of impairment.

(B)	Weighted average life is based on the timing of expected principal reduction on the asset.

(C)
The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively. The outstanding face amount of the consumer loans is as of August 31, 2014.

Servicing Related Assets

Excess MSRs

As of September 30, 2014, we had approximately $751.8 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of September 30, 2014, our completed investments represent an effective 32.5% to 80.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $251.5 billion. Nationstar is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee in exchange for providing all servicing functions. In addition, Nationstar retains a 20% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of September 30, 2014.

Summary of Direct Excess MSR Investments as of September 30, 2014

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$58.0	$46.2	29	bps	22	bps	32.5%-66.7%	$196.0	$176.5
Recapture Agreements	—	—	26		20		32.5%-66.7%	—	29.8
	58.0	46.2	29		22			196.0	206.3
Non-Agency(C)
Original and Recaptured Pools	$70.3	$52.8	35	bps	15	bps	33.3%-80.0%	$205.0	$193.7
Recapture Agreements	—	—	27		21		33.3%-80.0%	—	9.2
	70.3	52.8	34		15			205.0	202.9
Total/Weighted Average	$128.3	$99.0	32	bps	18	bps		$401.0	$409.2

(A)
The MSR is a weighted average as of September 30, 2014, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant). The average is weighted by the amortized cost basis of the mortgage loan portfolio.

(B)	As of September 30, 2014.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2014 (Note 6 to our Condensed Consolidated Financial Statements included herein).

Summary Excess MSR Investments Through Equity Method Investees as of September 30, 2014

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		NRZ Interest in Investee (%)	Investee Interest in Excess MSR (%)	NRZ Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$91.3	32	bps	19	bps	50.0%	66.7%	33.3%	$378.4
Recapture Agreements	—	—	31		22		50.0%	66.7%	33.3%	92.0
	125.2	91.3	32		19					470.4
Non-Agency(C)
Original and Recaptured Pools	$75.6	$61.1	35	bps	12	bps	50.0%	66.7%-77.0%	33.3-38.5%	$196.5
Recapture Agreements	—	—	25		19		50.0%	66.7%-77.0%	33.3-38.5%	12.2
	75.6	61.1	34		12					208.7
Total/Weighted Average	$200.8	$152.4	33	bps	17	bps				$679.1

(A)	The MSR is a weighted average as of September 30, 2014, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of September 30, 2014.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2014 (Note 6 to our condensed consolidated financial statements included herein).

The tables below summarizes the terms of our investments in Excess MSRs that were not yet completed as of September 30, 2014:

Summary of Pending Excess MSR Investments (Committed but Not Closed)

				MSR Component(A)
	Commitment Date	Initial UPB (bn)	Current UPB (bn)(B)	MSR (bps)		Excess MSR (bps)		Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)(C)
Non-Agency	Sep-14	$3.2	$3.2	39	bps	14	bps	50.0%	$8.0

(A)	The MSR is a weighted average as of the commitment date, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of commitment date.

(C)	The actual amount invested will be based on the UPB at the time of close.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of September 30, 2014 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Agency
Original Pools	$148,458	$57,993,255	$41,113,111	232,697	716	4.1%	250	65	17.3%	13.2%	10.8%	2.7%	28.3%
Recaptured Loans	28,024	—	5,151,303	29,083	664	4.5%	312	12	0.2%	4.6%	4.2%	0.4%	14.0%
Recapture Agreement	29,868	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$206,350	$57,993,255	$46,264,414	261,780	710	4.1%	256	59	15.4%	12.2%	10.1%	2.4%	26.8%
Non-Agency(F)
Original Pools	192,336	70,274,637	52,542,040	252,333	665	4.4%	275	105	48.9%	12.0%	7.0%	5.4%	9.6%
Recaptured Loans	1,340	—	234,711	1,125	744	4.2%	302	4	6.8%	0.1%	0.1%	—%	—%
Recapture Agreement	9,210	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$202,886	$70,274,637	$52,776,751	253,458	666	4.4%	275	104	48.7%	12.0%	6.9%	5.4%	9.5%
Total/ Weighted Average	$409,236	$128,267,892	$99,041,165	515,238	686	4.3%	266	83	33.1%	12.1%	8.4%	4.0%	17.6%

	Collateral Characteristics
	Uncollected Payments(G)	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	7.0%	3.0%	1.0%	0.7%	3.3%	1.1%	2.2%
Recaptured Loans	1.1%	1.7%	0.2%	0.1%	0.2%	—%	0.3%
Recapture Agreement	—%	—%	—%	—%	—%	—%	—%
	6.3%	2.9%	0.9%	0.7%	3.0%	0.9%	2.0%
Non-Agency(F)
Original Pools	21.8%	9.5%	2.3%	3.3%	11.8%	2.1%	4.8%
Recaptured Loans	0.3%	0.4%	—%	—%	—%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%	—%
	21.7%	9.5%	2.3%	3.2%	11.7%	2.1%	4.8%
Total/Weighted Average	14.5%	6.4%	1.6%	2.0%	7.6%	1.6%	3.5%

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

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2014 (Note 6 to our condensed consolidated financial statements included herein).

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

The following table summarizes the collateral characteristics as of September 30, 2014 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 67% to 77% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Agency
Original Pools	$329,683	$125,191,420	$82,857,879	33.3%	620,930	673	5.0%	289	78	10.5%	18.4%	14.8%	4.1%	24.5%
Recaptured Loans	48,684	—	8,509,110	33.3%	52,550	690	4.5%	313	17	0.6%	4.3%	3.3%	1.1%	6.1%
Recapture Agreement	92,033	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
	$470,400	$125,191,420	$91,366,989		673,480	674	5.0%	291	72	9.6%	17.1%	13.8%	3.8%	22.8%
Non- Agency(F)					—	—			—
Original Pools	194,949	75,574,361	60,791,875	33.3%-38.5%	328,363	661	4.7%	258	106	48.3%	13.3%	8.3%	5.4%	7.4%
Recaptured Loans	1,536	—	277,363	33.3%-38.5%	1,252	747	4.3%	282	3	4.3%	0.1%	0.1%	—%	—%
Recapture Agreement	12,261	—	—	33.3%-38.5%	—	—	—%	—	—	—%	—%	—%	—%	—%
	$208,746	$75,574,361	$61,069,238		329,615	662	4.7%	258	105	48.1%	13.2%	8.3%	5.3%	7.4%
Total/ Weighted Average	$679,146	$200,765,781	$152,436,227		1,003,095	669	4.9%	278	85	25.0%	15.5%	11.6%	4.4%	16.6%

	Collateral Characteristics
	Uncollected Payments(G)	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	10.3%	6.0%	1.5%	1.2%	6.3%	2.1%	2.9%
Recaptured Loans	1.3%	1.0%	0.2%	0.4%	0.2%	—%	0.3%
Recapture Agreement	—%	—%	—%	—%	—%	—%	—%
	9.4%	5.5%	1.4%	1.1%	5.7%	1.9%	2.7%
Non-Agency(F)
Original Pools	26.9%	4.3%	1.5%	4.6%	16.0%	1.8%	4.4%
Recaptured Loans	—%	0.2%	—%	—%	—%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%	—%
	26.8%	4.3%	1.5%	4.5%	15.9%	1.7%	4.4%
Total/Weighted Average	16.4%	5.0%	1.4%	2.5%	9.8%	1.8%	3.4%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	One Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(D)	One Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(E)	One Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2014 (Note 6 to our condensed consolidated financial statements included herein).

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

In Transaction 1, the Buyer acquired from Nationstar Mortgage LLC (“Nationstar”) approximately $3.2 billion of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 billion. In exchange, the Buyer (i) paid approximately $3.2 billion (the “Initial Purchase Price”), and (ii) agreed to purchase future servicer advances related to the loans at par. The Initial Purchase Price is equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.” The Buyer funded the Initial Purchase Price with approximately $2.8 billion of debt and $0.4 billion of equity, excluding working capital. As of September 30, 2014 , the Buyer had settled approximately $3.2 billion of servicer advances related to Transaction 1, which represents substantially all of Transaction 1.

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

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by the Buyer, which we consolidate (dollars in thousands):

	September 30, 2014				Nine Months Ended September 30, 2014
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances	$3,108,288	$3,214,113	5.5%	4.2	$105,825

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the servicer advances, and related financing, of the Buyer, which we consolidate as of September 30, 2014 (dollars in thousands):

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net(A)	Gross	Net
September 30, 2014
Servicer advances(C)	$97,398,297	$3,041,905	3.1%	$2,824,007	91.5%	90.5%	3.0%	2.2%
December 31, 2013
Servicer advances(C)	$43,444,216	$2,661,130	6.1%	$2,390,778	89.8%	88.6%	4.0%	2.3%

(A)	Ratio of face amount of borrowings to value of servicer advance collateral, net of an interest reserve maintained by the Buyer.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investment in servicer advances:

	September 30, 2014	December 31, 2013
Principal and interest advances	$792,875	$1,516,715
Escrow advances (taxes and insurance advances)	1,556,968	934,525
Foreclosure advances	692,062	209,890
Total	$3,041,905	$2,661,130

	As of September 30, 2014	As of December 31, 2013
Advances Purchased	$5,184,860	$2,687,813
Activity Since Purchase	(2,142,955)	(26,683)
Ending Advance Balance	$3,041,905	$2,661,130
Net Debt(A)	$2,794,045	$2,357,440
Total Equity Invested(B)	$702,359	$363,324
Distributions Since Purchase	$358,172	$—
Net Equity Invested(B)	$344,187	$363,324
New Residential’s Equity % in Buyer(C)	44.5%	31.8%
Co-investors’ Equity % in Buyer(C)	55.5%	68.2%

(A)	Outstanding debt net of restricted cash.

(B)	Includes working capital.

(C)	Based on cash basis equity.

Subsequent to September 30, 2014 and prior to November 5, 2014, the Buyer funded a total of $262.5 million of servicer advances and recovered $320.4 million of existing servicer advances. Notes payable outstanding decreased by $34.4 million and restricted cash decreased approximately $0.9 million in relation to these fundings. Additionally, the Buyer paid $4.9 million to Nationstar as a contractual incentive fee.

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

We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.”

The Buyer exercised the Call Right, in part, in Transaction 2. The outstanding balance of the servicer advances subject to the portion of the Call Right that was exercised was approximately $1.1 billion in the first quarter of 2014. An additional $921.3 million of the remaining portion of the outstanding balance of the servicer advances subject to the Call Right was exercised in the second quarter. As of June 30, 2014, the Buyer had settled $2.0 billion of advances related to Transaction 2, which was financed with approximately $1.8 billion of debt.  The Call Right expired on June 30, 2014. At the time of expiration, approximately $0.4 billion of advances remained related to Transaction 2.

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. On July 30, 2014, we received a $54.3 million distribution. As of September 30, 2014, we owned approximately 45.0% of the Buyer, which corresponds to a $154.9 million equity investment (net of distributions).

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

The Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of September 30, 2014 is equal to approximately 9.2%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.6 basis points on a weighted average basis as of September 30, 2014.

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

Performance Fee

The Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Performance Fee. If the amount necessary to achieve the

Targeted Return is greater than the Retained Amount but less than Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Performance Fee. Performance Fee payments were made to Nationstar in the amount of $10.8 million during the nine months ended September 30, 2014.

Residential Securities and Loans

Real Estate Securities

As of September 30, 2014, we had approximately $2.1 billion face amount of real estate securities, including $1.7 billion of Agency RMBS and $432.8 million of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1.5 billion for Agency RMBS and approximately $215.0 million for Non-Agency RMBS. As of September 30, 2014, a total face amount of $412.8 million of our Non-Agency portfolio and approximately $41.5 million of our Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $4.0 billion as of September 30, 2014. We hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $99.3 billion, whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar.

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

On August 25, 2014, we exercised our cleanup call option related to nineteen Non-Agency RMBS deals and purchased and retained performing and non-performing residential mortgage loans. We owned $15.4 million face amount of securities in these deals and received par on these securities, which had an amortized cost basis of $13.1 million prior to the repayment. Refer to Note 8 in our condensed consolidated financial statements for further details on this transaction.
During the third quarter, we acquired specified fixed rate Agency RMBS with an aggregate face amount of approximately $1.0 billion for approximately $1.1 billion, financed with repurchase agreements. The specified fixed rate Agency RMBS are specified pools comprised of new production mortgages that are expected to carry less prepayment risk and warrant a premium relative to TBA pools.

Subsequent to September 30, 2014, we acquired Non-Agency RMBS with an aggregate face amount of approximately $980.5 million for approximately $297.7 million, financed with repurchase agreements. We acquired no new Agency RMBS. We sold Non-Agency RMBS with a face amount of $7.7 million and an amortized cost basis of approximately $6.8 million for approximately $6.8 million and recorded no gain. We sold no Agency RMBS.

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2014 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis(A)	Gains	Losses	Carrying Value(A)(B)	Outstanding Repurchase Agreements
Agency ARM RMBS	$657,375	$700,768	$4,279	$(3,386)	$701,661	$672,740
Agency Specified Pools	1,040,233	1,078,672	225	(1,908)	1,076,989	838,025
Agency RMBS	$1,697,608	$1,779,440	$4,504	$(5,294)	$1,778,650	$1,510,765

(A)	Amortized cost basis and carrying value exclude $6.4 million of principal receivables as of September 30, 2014.

(B)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of September 30, 2014 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Coupon	Margin	1st Coupon Adjustment(C)	Subsequent Coupon Adjustment(D)	Lifetime Cap(E)	Months to Reset(F)
1 - 12	88	$657,375	$700,768	100.0%	$701,661	2.9%	1.8%	5.0%	2.0%	9.6%	6

(A)
Of these investments, 84.9% reset based on 12 month LIBOR index, 4.3% reset based on 6 month LIBOR Index, 0.7% reset based on 1 month LIBOR, and 10.1% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 94.9% of these securities will reset annually and 5.1% will reset semi-annually.

(B)	Amortized cost basis and carrying value exclude $6.4 million of principal receivables as of September 30, 2014.

(C)
Represents the maximum change in the coupon at the end of the fixed rate period for 27 securities (43.8% of the current face of this category). The remaining 61 securities (56.2% of the current face of this category) are not applicable, as they are past the first coupon adjustment.

(D)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(E)	Represents the maximum coupon on the underlying security over its life.

(F)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of September 30, 2014 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Weighted Average Life (Years)	3 Month CPR(C)
Pre-2006	24	$110,976	$117,368	6.6%	$118,931	5.5	10.3%
2006	5	16,581	17,622	1.0%	17,629	5.7	7.0%
2007	16	72,697	77,375	4.3%	77,765	5.6	6.7%
2008	7	34,792	37,102	2.1%	37,302	5.5	15.6%
2009	8	63,615	68,294	3.8%	67,861	5.0	20.4%
2010	16	169,522	181,604	10.2%	180,952	4.8	28.0%
2011	5	49,822	52,436	2.9%	53,191	5.1	8.7%
2012 and later	23	1,179,603	1,227,639	69.1%	1,225,019	6.6	6.3%
Total/Weighted Average	104	$1,697,608	$1,779,440	100.0%	$1,778,650	6.1	9.5%

(A)	The year in which the securities were issued.

(B)	Amortized cost basis and carrying value exclude $6.4 million of principal receivables as of September 30, 2014.

(C)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of September 30, 2014:

Net Interest Spread(A)

Weighted Average Asset Yield	1.87%
Weighted Average Funding Cost	0.31%
Net Interest Spread	1.56%

(A)	The Agency RMBS portfolio consists of 38.7% floating rate securities and 61.3% fixed rate securities. See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2014 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$432,762	$287,211	$9,876	$(2,458)	$294,629	$214,972

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2014 (dollars in thousands):

	Non- Agency RMBS Characteristics
Vintage(A)	Average Minimum Rating(B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(C)	Excess Spread(D)	Weighted Average Life (Years)	Weighted Average Coupon
Pre 2004	BB+	50	$101,120	$67,004	23.3%	$67,457	14.1%	1.8%	6.0	1.5%
2004	B+	22	108,400	68,710	23.9%	73,188	14.0%	2.7%	8.6	1.1%
2005	C	7	105,053	80,034	27.9%	81,760	7.5%	1.6%	10.5	2.8%
2006 and later	B	5	118,189	71,463	24.9%	72,224	13.2%	2.6%	5.7	1.6%
Total/Weighted Average	CCC	84	$432,762	$287,211	100.0%	$294,629	12.2%	2.2%	7.7	1.7%

	Collateral Characteristics(E)
Vintage(A)	Average Loan Age (years)	Collateral Factor(F)	3 month CPR(G)	Delinquency(H)	Cumulative Losses to Date
Pre 2004	12.9	0.04	2.3%	15.6%	4.4%
2004	11.0	0.07	9.7%	25.0%	3.3%
2005	11.4	0.14	8.9%	17.5%	10.7%
2006 and later	8.5	0.52	16.0%	14.4%	16.7%
Total/Weighted Average	10.9	0.20	9.5%	18.1%	9.0%

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying six bonds for which we were unable to obtain rating information. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2014.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.

(D)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2014.

(E)	The weighted average loan size of the underlying collateral is $135.3 thousand. This excludes the collateral underlying one bond, due to unavailable information.

(F)	The ratio of original UPB of loans still outstanding.

(G)	Three month average constant prepayment rate and default rates.

(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of September 30, 2014 (dollars in thousands):

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$110,692	25.6%
Southeastern U.S.	97,618	22.5%
Northeastern U.S.	76,957	17.8%
Midwestern U.S.	65,262	15.1%
Southwestern U.S.	42,117	9.7%
Other(A)	40,116	9.3%
	$432,762	100.0%

(A)	Represents collateral for which we were unable to obtain geographical information.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of September 30, 2014:

Net Interest Spread(A)
Weighted Average Asset Yield	5.63%
Weighted Average Funding Cost	1.79%
Net Interest Spread	3.84%

(A)	The Non-Agency RMBS portfolio consists of 95.8% floating rate securities and 4.2% fixed rate securities.

Residential Mortgage Loans

As of September 30, 2014, we had approximately $1.3 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $871.7 million and notes payable with an aggregate face amount of approximately $23.2 million.

During the nine months ended September 30, 2014, we acquired several portfolios of performing and non-performing residential mortgage loans as discussed below:

•
On January 15, 2014, we purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $65.6 million at a price of approximately $33.7 million. This purchase was accounted for as a linked transaction (See Note 10 to our condensed consolidated financial statements).

•
On March 28, 2014, we purchased a portfolio of non-performing mortgage loans with a UPB of approximately $7.0 million at a price of approximately $3.8 million. This acquisition is accounted for as a linked transaction (See Note 10 to our condensed consolidated financial statements).

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

•
On June 24, 2014, we purchased a portfolio of performing and non-performing residential mortgage loans with a UPB of approximately $82.3 million at a price of approximately $58.9 million. Additionally, we acquired approximately $2.1 million of real estate owned.

•	On August 12, 2014, we purchased a portfolio of performing and non-performing residential mortgage loans with a UPB of approximately $111.8 million at a price of approximately $86.7 million.

•
On August 25, 2014, we exercised its cleanup call option related to nineteen Non-Agency RMBS deals and purchased performing and non-performing residential mortgage loans with a UPB of approximately $530.1 million at a price of approximately $536.3 million. Additionally, we acquired $3.0 million of real estate owned.

On October 3, 2014, we completed a REMIC securitization of performing residential mortgage loans with a UPB of approximately $463.6 million for a price of $493.4 million and as a part of the offering, acquired a class of interest-only notes for a purchase price of approximately $25.8 million. The securitization was recorded as a sale for accounting purposes and we recognized a net gain on settlement of investments of approximately $1.2 million. Proceeds from the sale were used to pay down $423.2 million of the repurchase agreement with Bank of America N.A.

On October 9, 2014, we committed to purchase a primarily reperforming residential mortgage loan portfolio with a UPB of approximately $386.8 million at a price of approximately $357.9 million. The sale is expected to settle on November 21, 2014.

On October 10, 2014, we purchased two pools of non-performing residential mortgage loans with a UPB of approximately $254.9 million at a price of approximately $188.8 million. The acquisitions of the two pools are expected to settle on November 6, 2014 and December 17, 2014, respectively.
On October 20, 2014, we extended the note payable to Nationstar related to reverse residential mortgage loans to mature on October 19, 2015. Borrowings on this extension bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a spread of 2.875% (reduced from a spread of 3.25%).  This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.

On October 28, 2014, we sold a portion of our linked transactions for net proceeds of approximately $23.7 million.

The following table presents the total residential mortgage loans outstanding by loan type, excluding linked transactions, at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio ("LTV")(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	December 31, 2013 Carrying Value
Loan Type
Reverse Mortgage Loans(E)(F)	$49,759	$28,226	228	10.3%	3.8	20.6%	107%	79.6%	N/A	$33,539
Performing Loans(G)(H)	127,824	100,856	697	5.1%	4.3	12.8%	108%	3.9%	608	—
Purchased Credit Impaired ("PCI") Loans(H)(I)	665,682	500,316	2,394	6.0%	2.2	43.4%	115%	92.7%	559	—
Total Residential Mortgage Loans, held-for- investment	$843,265	$629,398	3,319	6.1%	2.6	37.4%	113%	78.5%	567	$33,539

Residential Mortgage Loans, held- for-sale(H)	$463,639	$492,399	2,364	3.9%	6.7	2.7%	125%	—%	704	$—
(A)

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent, none of which are on non-accrual status.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% interest we hold in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million. 78% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Includes loans that are current or less than 30 days past due at acquisition.

(H)	Carrying value includes accrued interest receivable.

(I)	Includes loans that are 30 days or more past due at acquisition.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans
On April 1, 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance

Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors LLC acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed $2.2 billion ($1.1 billion outstanding as of September 30, 2014) of the approximately $3.0 billion purchase price with asset-backed notes that have a maturity of April 2021, and pay a coupon of 3.75%. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion ($0.3 billion outstanding as of September 30, 2014) of asset-backed notes for 96% of par. These notes were subordinate to the debt issued in April 2013, have a maturity of December 2024, and pay a coupon of 4%.
The table below summarizes the collateral characteristics of the consumer loans as of September 30, 2014 (dollars in thousands):

	Collateral Characteristics
	UPB(A)	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(B)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(C)	Delinquency 60 Days(C)	Delinquency 90+ Days(C)	CRR(D)	CDR(E)
Consumer Loans	$2,827,355	68.4%	33.2%	295,633	635	18.2%	10.5%	111	3.5	3.5%	1.8%	3.8%	15.6%	7.1%

(A)	As of August 31, 2014.

(B)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

On October 3, 2014, the Consumer Loan Companies refinanced the Class A and Class B asset-backed notes with approximately $1.5 billion outstanding with an asset-backed securitization for approximately $2.6 billion. The excess proceeds were distributed to the co-investors. We received approximately $337.8 million which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $73.8 million. We used the proceeds to pay down a $125.0 million repurchase agreement that was scheduled to mature in January 2015. Subsequent to this refinancing, we have discontinued recording our share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative cash distributions.
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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of September 30, 2014 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2014	$409,236
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$443,097	$425,449	$394,296	$380,488
Change in estimated fair value:
Amount	$33,861	$16,213	$(14,940)	$(28,748)
%	8.3%	4.0%	(3.7)%	(7.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$443,706	$425,882	$393,668	$379,083
Change in estimated fair value:
Amount	$34,470	$16,646	$(15,568)	$(30,153)
%	8.4%	4.1%	(3.8)%	(7.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$413,994	$411,613	$406,858	$404,481
Change in estimated fair value:
Amount	$4,758	$2,377	$(2,378)	$(4,755)
%	1.2%	0.6%	(0.6)%	(1.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$400,676	$404,905	$413,415	$417,383
Change in estimated fair value:
Amount	$(8,560)	$(4,331)	$4,179	$8,147
%	(2.1)%	(1.1)%	1.0%	2.0%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of September 30, 2014 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2014	$342,538
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$371,811	$356,527	$329,692	$317,858
Change in estimated fair value:
Amount	$29,273	$13,989	$(12,846)	$(24,680)
%	8.5%	4.1%	(3.8)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$370,809	$356,192	$329,761	$317,784
Change in estimated fair value:
Amount	$28,271	$13,654	$(12,777)	$(24,754)
%	8.3%	4.0%	(3.7)%	(7.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$348,143	$345,339	$339,737	$336,933
Change in estimated fair value:
Amount	$5,605	$2,801	$(2,801)	$(5,605)
%	1.6%	0.8%	(0.8)%	(1.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$331,110	$336,755	$348,464	$354,538
Change in estimated fair value:
Amount	$(11,428)	$(5,783)	$5,926	$12,000
%	(3.3)%	(1.7)%	1.7%	3.5%

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

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $500.0 million per year on average over the weighted average life of the investment held as of September 30, 2014, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

Real Estate Securities (RMBS)

Our Non-Agency RMBS and Agency RMBS are classified as available-for-sale. As such, they are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary, as described below.

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

Reverse Mortgage Loans
We have adopted ASU No. 2014-14 as of September 30, 2014, as it relates to the reverse mortgage portfolio. This portfolio is comprised primarily of U.S. Department of Housing and Urban Development (HUD)-guaranteed reverse mortgage loans.

Upon foreclosure of a reverse mortgage loan, we receive the real estate property in satisfaction of the loan and intend to dispose of the property for the best possible economic value. To the extent the liquidation proceeds are less than the unpaid principal balance (UPB) of the loan, we submit a claim to HUD for the lesser of the remaining UPB or the pre-determined HUD claim amount. Our exposure to market risk while the foreclosed property is in its possession is limited to the extent the HUD claim amount is unlikely to cover any shortfall in property disposal proceeds.

After the adoption of ASU No. 2014-14, upon foreclosure of a guaranteed reverse mortgage loan, we record a separate other receivable for the expected liquidation proceeds, comprised of both the property disposal proceeds and the maximum HUD claim amount.

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

Loans Held-for-Sale

Loans held-for-sale are measured at the lower of cost or fair value, with valuation changes recorded in other income. Interest income on loans held-for-sale is accrued and recognized based on the contractual rate of interest. Purchase price discounts or premiums are deferred in a contra loan account until the related loans are sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.
Loans held-for-sale are subject to the nonaccrual policy described within the Nonaccrual section above. As loans held-for-sale are recognized at the lower of cost or fair value, our allowance for loan losses and charge-off policies do not apply to these loans.
REO assets are those individual properties where we receive the property in satisfaction of a debt (e.g., by taking legal title or physical possession). We recognize REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. We measure REO assets at the lower of cost or fair value, with valuation changes recorded in other income.

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

We have invested in servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of October 23, 2014, we owned an approximately 45% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The standard clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The standard also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The ASU is effective for New Residential in the first quarter of 2015. Early adoption is permitted. New Residential has adopted the new guidance and has determined there is no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for New Residential in the first quarter of 2017. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for New Residential in the first quarter of 2015. Early adoption is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by requiring management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. The ASU is effective for New Residential for the annual period ending on December 31, 2016. Early adoption is permitted. New Residential is currently evaluating the new guidance to determine the impact that it may have on its consolidated financial statements.
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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 (dollars in thousands). Our results of operations are not necessarily indicative of our future performance, particularly because we were not an independent public company until May 15, 2013.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	2014	2013	Amount
Interest income	$97,587	$21,885	$75,702	$261,733	$61,075	$200,658
Interest expense	33,307	3,443	29,864	108,816	6,993	101,823
Net Interest Income	64,280	18,442	45,838	152,917	54,082	98,835

Impairment
Other-than-temporary impairment (“OTTI”) on securities	—	—	—	943	3,756	(2,813)
Valuation provision on loans	1,134	—	1,134	1,591	—	1,591
	1,134	—	1,134	2,534	3,756	(1,222)

Net interest income after impairment	63,146	18,442	44,704	150,383	50,326	100,057

Other Income
Change in fair value of investments in excess mortgage servicing rights	28,566	208	28,358	40,670	43,899	(3,229)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	31,833	20,645	11,188	50,950	41,741	9,209
Change in fair value of investments in servicer advances	22,948	—	22,948	105,825	—	105,825
Earnings from investments in consumer loans, equity method investees	22,490	24,129	(1,639)	60,185	60,293	(108)
Gain on settlement of investments	938	11,213	(10,275)	57,834	11,271	46,563
Other income	15,289	—	15,289	19,539	—	19,539
	122,064	56,195	65,869	335,003	157,204	177,799

Operating Expenses
General and administrative expenses	7,499	2,449	5,050	14,886	5,640	9,246
Management fee allocated by Newcastle	—	—	—	—	4,134	(4,134)
Management fee to affiliate	5,124	4,484	640	14,525	6,747	7,778
Incentive compensation to affiliate	10,910	4,470	6,440	33,111	5,348	27,763
Loan servicing expense	1,778	89	1,689	2,210	219	1,991
	25,311	11,492	13,819	64,732	22,088	42,644

Income (Loss) Before Income Taxes	159,899	63,145	96,754	420,654	185,442	235,212
Income tax expense	7,801	—	7,801	29,483	—	29,483
Net Income (Loss)	$152,098	$63,145	$88,953	$391,171	$185,442	$205,729
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$25,726	$—	$25,726	$92,524	$—	$92,524
Net Income (Loss) Attributable to Common Stockholders	$126,372	$63,145	$63,227	$298,647	$185,442	$113,205

Interest Income

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Interest income increased by $75.7 million, primarily attributable to incremental interest income of (i) $51.0 million from servicer advances that we acquired subsequent to September 30, 2013; (ii) $21.8 million from real estate loans, in which we made additional investments subsequent to September 30, 2013; and (iii) $3.2 million from our acquisitions of Excess MSR investments during and after the three months ended September 30, 2013, offset by (iv) a decrease of $0.3 million from real estate securities during the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Interest income increased by $200.7 million, primarily attributable to incremental interest income of (i) $153.8 million from servicer advances that we acquired subsequent to September 30, 2013; (ii) $26.4 million from real estate loans, in which we made additional investments during the nine months ended September 30, 2014; (iii) $13.3 million from our investments in real estate securities that we acquired during and after the nine months ended September 30, 2013; and (iv) $7.2 million from our acquisitions of Excess MSR investments during and after the nine months ended September 30, 2013.

Interest Expense

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Interest expense increased by $29.9 million primarily attributable to incremental interest expense of (i) $25.2 million from notes payable for servicer advances that we acquired subsequent to September 30, 2013; (ii) $5.1 million from repurchase agreements on real estate loans, in which we made additional investments subsequent to September 30, 2013; and (iii) $1.1 million from interest on financing of our consumer loans portfolio which we entered into subsequent to September 30, 2013, offset by (iv) a decrease of $1.5 million from repurchase agreements on real estate securities during the three months ended September 30, 2014.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Interest expense increased by $101.8 million primarily attributable to incremental interest expense of (i) $86.9 million from notes payable for servicer advances that we acquired subsequent to September 30, 2013; (ii) $6.5 million from repurchase agreements on real estate loans, in which we made additional investments subsequent to September 30, 2013; (iii) $4.2 million from interest on financing of our consumer loans portfolio which we entered into subsequent to September 30, 2013, (iv) $2.5 million from repurchase agreements on real estate securities during the three months ended September 30, 2014, and (v) $1.8 million from interest on corporate financing collateralized by an excess mortgage servicing rights pool, which we entered into subsequent to September 30, 2013, and have since paid-off.
Other than Temporary Impairment (“OTTI”) on Securities

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

We did not impair any of our securities on an other-than-temporary basis during the three months ended September 30, 2014 or during the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The other-than-temporary impairment on securities decreased by $2.8 million due to the recognition of impairment of $3.8 million on our real estate securities in connection with the spin-off on May 15, 2013, partially offset by $0.9 million of impairment recognized on our real estate securities during the nine months ended September 30, 2014.

Valuation Provision on Loans

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

The valuation provision on loans increased by $1.1 million due to the recognition of allowance for loan losses on our residential mortgage loans driven by the expected timing of future cash flows and growth of our residential mortgage loans portfolio since September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The valuation provision on loans increased by $1.6 million due to the recognition of increased allowance for loan losses on our residential mortgage loans driven by the expected timing of future cash flows and growth of our residential mortgage loans portfolio since September 30, 2013.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

The change in fair value of investments in excess mortgage servicing rights increased by $28.4 million primarily due to increased market prices during the three months ended September 30, 2014 relative to the three months ended September 30, 2013, as well as the acquisition of additional investments subsequent to September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The change in fair value of investments in excess mortgage servicing rights decreased by $3.2 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This decrease primarily relates to higher mark-to-market fair value adjustments of $43.9 million during the nine months ended September 30, 2013 compared to adjustments of $28.0 million during the nine months ended September 30, 2014 experienced by the portion of our excess mortgage servicing portfolio held during both periods, partially offset by higher mark-to-market fair value adjustments of $12.7 million related to the portion of the portfolio acquired subsequent to September 30, 2013.
Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased by $11.2 million primarily due to increased market prices during the three months ended September 30, 2014 relative to the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased by $9.2 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase primarily relates to improved performance during the nine months ended September 30, 2014 and offset by higher mark-to-market fair value adjustments of $28.2 million during the nine months ended September 30, 2013 compared to adjustments of $23.9 million during the nine months ended September 30, 2014.

Change in Fair Value of Investments in Servicer Advances

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

The change in fair value of investments in servicer advances increased by $22.9 million due to the acquisition of servicer advances in December 2013 and subsequent increase in value.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The change in fair value of investments in servicer advances increased by $105.8 million due to the acquisition of servicer advances in December 2013 and subsequent increase in value.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Earnings from investments in consumer loans, equity method investees decreased by $1.6 million primarily due to a decrease in net interest income of $7.0 million offset by decreases in the provision for financing receivables and other expenses by $3.0 million and $1.9 million, respectively.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Earnings from investments in consumer loans, equity method investees decreased by $0.1 million primarily due to an increase to net interest income of $21.4 million offset by increases in the provision for finance receivable losses, other expenses and the fair value of debt by $15.4 million, $3.3 million and $4.4 million, respectively.

Gain on Settlement of Investments

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Gain on settlement of investments decreased by $10.3 million, primarily related to (i) a decrease of $7.5 million of net gains recognized from the sale of real estate securities sold during the three months ended September 30, 2014 compared to those sold during the three months ended September 30, 2013, (ii) net losses of $2.4 million recognized from the settlement of TBAs during the three months ended September 30, 2014 and (iii) other net losses of $0.3 million during the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Gain on settlement of investments increased by $46.6 million, primarily related to (i) an increase of $54.2 million of net gains recognized from the sale of real estate securities sold during the nine months ended September 30, 2014 compared to those sold during the nine months ended September 30, 2013 and (ii) a gain of $2.6 million related to the securitization of real estate loans in May 2014, partially offset by (i) net losses of $6.4 million recognized from the settlement of TBAs during the nine months ended September 30, 2014 and (ii) realized loss of $3.6 million related to certain real estate loans in April 2014.

Other Income

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Other income increased by $15.3 million, primarily attributable to a net gain on transfer to REO of $5.2 million, an unrealized gain of $4.8 million on non-hedge derivative instruments, and a $5.0 million fee earned on a deal termination during the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Other income increased by $19.5 million primarily attributable to a net gain on transfer to REO of $11.9 million, an unrealized gain of $2.1 million on non-hedge derivative instruments, and a $5.0 million fee earned on a deal termination during the nine months ended September 30, 2014.

General and Administrative Expenses

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

General and administrative expenses increased by $5.1 million, partially attributable to increased expenses of $1.8 million from deal expenses for Excess MSRs and real estate loan pools purchased during the three months ended September 30, 2014. The remaining $3.3 million increase primarily results from professional fees and other expenses incurred to maintain and monitor our increasing asset base and general expenses.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

General and administrative expenses increased by $9.2 million, partially attributable to increased expenses of $3.8 million from deal expenses for Excess MSRs and real estate loan pools purchased during the nine months ended September 30, 2014. The remaining $5.4 million increase primarily results from expenses incurred to maintain and monitor our increasing asset base and general expenses to operate as an independent company since such costs were not solely borne by us prior to May 15, 2013.

Management Fee Allocated by Newcastle

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

There were no management fees allocated by Newcastle during the three months ended September 30, 2014 or 2013 due to the management agreement becoming effective on May 15, 2013 and no management fees being allocated subsequent to that date.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Management fee allocated by Newcastle decreased by $4.1 million due to the management agreement becoming effective on May 15, 2013 and no management fees being allocated subsequent to that date.

Management Fee to Affiliate

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Management fee to affiliate increased by $0.6 million as a result of increases to our gross equity subsequent to September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Management fee to affiliate increased by $7.8 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent increases in our gross equity.

 Incentive Compensation to Affiliate

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Incentive compensation to affiliate increased by $6.4 million primarily due to an increase in core earnings and other income net of non-hedge derivative instruments offset by a decrease in gains on settlement of investments.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Incentive compensation to affiliate increased by $27.8 million primarily due to an increase in core earnings and increased gains on settlement of investments.

Loan Servicing Expense

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Loan servicing expense increased $1.7 million due to the acquisition of residential mortgage loans subsequent to September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Loan servicing expense increased $2.0 million due to the acquisition of residential mortgage loans subsequent to September 30, 2013.

Income Tax Expense

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Income tax expense increased by $7.8 million due to the acquisition of servicer advances held in a taxable REIT subsidiary in December 2013 and subsequent taxable income recognized.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Income tax expense increased by $29.5 million due to the acquisition of servicer advances held in a taxable REIT subsidiary in December 2013 and subsequent taxable income recognized.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Noncontrolling interest in income (loss) of consolidated subsidiaries increased by $25.7 million due to the acquisition of investments in servicer advances held by a less than wholly owned subsidiary at the end of the fourth quarter of the year ended December 31, 2013 and subsequent income recognized.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Noncontrolling interest in income (loss) of consolidated subsidiaries increased by $92.5 million due to the acquisition of investments in servicer advances held by a less than wholly owned subsidiary at the end of the fourth quarter of the year ended December 31, 2013 and subsequent income recognized.

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

Our primary sources of financing currently are notes payable and repurchase agreements, although we may also pursue other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2014, we had outstanding repurchase agreements with an aggregate face amount of approximately $125.0 million to finance our ownership interest in each of the consumer loan companies, approximately $871.7 million to finance $1,257.1 million UPB of residential mortgage loans, approximately $16.0 million to finance our investments in real estate owned, approximately $215.0 million to finance $323.4 million face amount of Non-Agency RMBS and approximately $1.5 billion to finance $1.5 billion face amount of Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4%-5% for Agency RMBS, 15%-40% for Non-Agency RMBS, and 24%-58% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

As of September 30, 2014, we have sufficient liquid assets, which include unrestricted cash and Agency RMBS, to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our residential securities and loans, (ii) the difference between (a) accretion and unrealized gains and losses recorded with respect to our Excess MSR (direct and indirect) and servicer advance investments and (b) cash received therefrom, and (iii) other-than-temporary impairment, if any. In addition, cash received by our consumer loan joint ventures is currently required to be used to repay the related debt and is therefore not available to fund other cash needs.

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

Debt Obligations

The following table presents certain information regarding our debt obligations:

September 30, 2014(A)											December 31, 2013
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value
Repurchase Agreements(B)
Agency RMBS(C)	Various	$1,510,765	$1,510,765	Oct-14	0.31%	0.1	$1,500,141	$1,571,199	$1,570,328	6.3	$1,332,954
Non-Agency RMBS(D)	Various	214,972	214,972	Oct-14	1.79%	0.1	323,438	260,995	267,769	8.4	287,757
Residential Mortgage Loans(E)	Various	871,659	871,659	Nov-14 to Aug-16	2.60%	1.8	1,257,145	1,089,677	1,093,571	4.1	—
Consumer Loans(F)	Jan-14	125,000	125,000	Jan-15	3.45%	0.3	N/A	N/A	264,039	3.5	—
Real Estate Owned(G)	Various	15,953	15,953	Nov-14 to Aug-16	2.89%	0.4	N/A	N/A	38,840	N/A	—
Total Repurchase Agreements		2,738,349	2,738,349		1.31%	0.6					1,620,711
Notes Payable
Secured Corporate Loan	—	—	—	—	—%	—	—	—	—	—	75,000
Servicer Advances(H)	Various	2,824,007	2,824,007	Mar-15 to Mar-17	2.99%	2.0	3,041,905	3,108,288	3,214,113	4.2	2,390,778
Residential Mortgage Loans(I)	Dec-13	23,244	23,244	Oct-14	3.41%	0.1	49,759	29,511	28,226	3.8	22,840
Total Notes Payable		2,847,251	2,847,251		2.99%	2.0					2,488,618
Total/Weighted Average		$5,585,600	$5,585,600		2.17%	1.3					$4,109,329

(A)	Excludes debt related to linked transactions (Note 10).

(B)	These repurchase agreements had approximately $1.0 million of associated accrued interest payable as of September 30, 2014.

(C)
The counterparties of these repurchase agreements are Mizuho ($288.1 million), Morgan Stanley ($78.0 million), Barclays ($644.7 million), Daiwa ($146.5 million) and Jefferies ($353.5 million) and were subject to customary margin call provisions.

(D)
The counterparties of these repurchase agreements are Barclays ($8.2 million), Credit Suisse ($49.6 million), Royal Bank of Scotland ($102.3 million), Royal Bank of Canada ($11.7 million), Bank of America ($1.9 million), Goldman Sachs

($27.2 million) and UBS ($14.0 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(E)
The counterparties on these repurchase agreements are Bank of America N.A. ($531.0 million), Nomura ($317.6 million), Citibank ($16.1 million) and Royal Bank of Scotland ($6.9 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)	The repurchase agreement is payable to Credit Suisse and bears interest equal to one-month LIBOR plus 2.0%.

(G)
The counterparties of these repurchase agreements are Royal Bank of Scotland ($9.4 million), Credit Suisse ($3.3 million), Bank of America, N.A. ($2.0 million) and Nomura ($1.3 million).  All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
$1.3 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.3% to 2.4%.

(I)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

The repurchase agreements with full recourse to us include the financing of $866.1 million face amount of Agency RMBS, $206.7 million face amount of the Non-Agency RMBS, $125.0 million face amount of the Consumer Loans, $554.0 million face amount of the Residential Mortgage Loans, and $14.7 million face amount of Real Estate Owned, while $8.2 million face amount of the Non-Agency RMBS, $644.7 million face amount of the Agency RMBS, $317.6 million face amount of the Residential Mortgage Loans repurchase agreements and $1.3 million face amount of Real Estate Owned are non-recourse debt. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 3.5% and 19.5%, respectively, and for residential mortgage loans was 20.9% during the nine months ended September 30, 2014. The notes payable with full recourse to us include the financing of $23.2 million face amount of Residential Mortgage Loans while $2,824.0 million face amount of Servicer Advances notes payable are non-recourse debt.

The following table provides additional information regarding our short-term borrowings (dollars in thousands).

		Nine Months Ended September 30, 2014(A)
	Outstanding Balance at September 30, 2014	Average Daily Amount Outstanding(B)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,510,765	$1,222,797	$1,613,239	0.34%
Non-Agency RMBS	214,972	423,546	885,639	1.93%
Residential Mortgage Loans	66,986	43,255	68,764	2.90%
Consumer Loans	125,000	135,632	150,000	3.45%
Real Estate Owned	13,960	381	1,315	2.90%
Notes Payable
Servicer Advances	569,273	1,977,436	3,386,396	2.10%
Residential Mortgage Loans	23,244	23,338	23,915	3.41%
Total/Weighted Average	$2,524,200	$3,826,385	$6,129,268	1.14%

(A)	Note this excludes debt related to linked transactions. See Note 10 to the Condensed Consolidated Financial Statements included in this report for additional information on linked transactions.

(B)	Represents the average for the period the debt was outstanding.

Servicer Advances
In February 2014, the Buyer and special purpose subsidiaries of Buyer entered into an advance facility with Bank of America, N.A. (the “BANA Facility”). The notes issued pursuant to the BANA Facility had an advance rate of approximately 90%, an interest rate generally equal to the sum of one-month LIBOR plus a margin of approximately 2.5%, borrowing capacity of up to $1.0 billion, and a maturity date in September 2014.

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

On July 18, 2014, the Buyer received $26.7 million in proceeds  from the refinancing of the note issued under the Bank of America facility.  The Bank of America note was prepaid with proceeds of a new note issued to J.P. Morgan. The note issued to J.P. Morgan has a fixed interest rate equal to 2.45% with an expected repayment date of July 2016. As of September 30, 2014, the principal balance of this note was approximately $457.3 million.

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

Subsequent to September 30, 2014, we financed an additional $200.6 million of Agency RMBS within a repurchase facility as a result of purchases. We also rolled $1.5 billion within various repurchase facilities to mature between November 2014 and January 2015.

Subsequent to September 30, 2014, we financed an additional $95.4 million of Non-Agency RMBS within various repurchase facilities as a result of purchases. We also rolled $208.9 million within various repurchase facilities to mature between November 2014 and January 2015.

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

On August 12, 2014, August 25, 2014 and September 8, 2014, we entered into a repurchase agreement with Bank of America N.A. for $66.8 million and $467.3 million and $6.7 million, respectively which matures on August 12, 2016. Borrowings under the agreement bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.25%. The agreement contains customary covenants and event of default provisions.

Other

On January 8, 2014, we financed all of our ownership interest in each of the Consumer Loan Companies under a $150.0 million ($125.0 million outstanding as of September, 30, 2014) master repurchase agreement with Credit Suisse Securities (USA) LLC maturing on June 30, 2014. On June 30, 2014, we extended this agreement to mature on January 30, 2015. Borrowings on this extension bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a spread of 2.00% (reduced from a spread of 4.00%). This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments. In October 2014, this facility was repaid in full.

In June 2014, we paid-off the outstanding secured corporate loan with Credit Suisse First Boston Mortgage LLC for approximately $69.1 million.

Maturities

Our debt obligations as of September 30, 2014, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse(A)	Total
October 1 through December 31, 2014	$652,913	$1,112,384	$1,765,297
2015	614,507	144,396	758,903
2016	2,019,011	532,989	2,552,000
2017	509,400	—	509,400
	$3,795,831	$1,789,769	$5,585,600

(A)	Excludes recourse debt related to linked transactions. Refer to Note 10 to our Condensed Consolidated Financial Statements included herein.

Borrowing Capacity

The following table represents our borrowing capacity as of September 30, 2014:

		Borrowing	Balance	Available
Debt Obligations/ Collateral	Collateral Type	Capacity	Outstanding	Financing
Repurchase Agreements
Residential Mortgage Loans(A)	Real Estate Loans	$1,503,992	$933,511	$570,481
Notes Payable
Servicer Advances(B)	Servicer Advances	4,305,200	2,824,007	1,481,193
		$5,809,192	$3,757,518	$2,051,674

(A)	Includes $300.0 million of borrowing capacity and $49.2 million of balance outstanding related to one of our linked transactions (Note 10).

(B)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions.

Covenants

We were in compliance with all of our debt covenants as of September 30, 2014.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2014.

As of September 30, 2014, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $31.81 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013 (as well as options issued by us in 2013 and 2014) had a weighted average strike price of $9.03. Our outstanding options as of September 30, 2014 were summarized as follows:

	September 30, 2014
	Issued Prior to 2011	Issued in 2011 - 2014	Total
Held by the Manager	537,564	8,432,597	8,970,161
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	142,683	1,700,497	1,843,180
Issued to the independent directors	1,000	4,000	5,000
Issued to the Manager and held by its former employees	—	42,566	42,566
Total	681,247	10,179,660	10,860,907

In April 2014, we issued 13,875,000 shares of our common stock in a public offering at a price to the public of $12.20 per share for net proceeds of approximately $163.8 million. One of our executive officers participated in this offering and purchased an additional 500,000 shares at the public offering price for net proceeds of approximately $6.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager to purchase 1,437,500 shares of our common stock at a price of $12.20, which had a fair value of approximately $1.4 million as of the grant date. The assumptions used in valuing the options were: a 2.87% risk-free rate, a 12.584% dividend yield, 25.66% volatility and a 10 year term.

On May 7, 2014, an employee of the Manager exercised 107,500 options with a weighted average exercise price of $5.61. Upon exercise, 107,500 shares of our common stock were issued. Employees of the Manager and one of our directors exercised an aggregate of 498,500 options with a weighted average exercise price of $5.62 in August 2014. Upon exercise, 276,037 shares of our common stock were issued.

Our Board of Directors authorized a one-for-two reverse stock split on August 5, 2014, subject to stockholder approval. In a special meeting on October 15, 2014, our stockholders approved the reverse split. On October 17, 2014, we effected the one-for-two reverse stock split of our common stock. As a result of the reverse stock split, every two shares of our common stock were converted into one share of common stock, reducing the number of issued and outstanding shares of our common stock from approximately 282.8 million to approximately 141.4 million. The impact of this reverse stock split has been retroactively applied to all periods presented.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2013	$3,214
Net unrealized gain (loss) on securities	67,915
Reclassification of net realized (gain) loss on securities into earnings	(64,501)
Accumulated other comprehensive income, September 30, 2014	$6,628

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30,

2014, we recorded unrealized gains on our real estate securities primarily caused by a net tightening of credit spreads. We recorded OTTI charges of $0.9 million with respect to real estate securities and realized gains of $65.4 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
March 31, 2014	April 2014	$0.35
June 30, 2014	July 2014	$0.50
September 30, 2014	October 2014	$0.35

Cash Flow

Operating Activities

We did not have any cash balance during periods prior to April 5, 2013, which is the first date Newcastle contributed cash to us. All of its cash activity occurred in Newcastle’s accounts during these periods.

Net cash flow provided by operating activities decreased approximately $35.8 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Operating cash flows for the nine months ended September 30, 2014 primarily consisted of net interest income received of $67.6 million, distributions of earnings from equity method investees of $45.3 million, a fee of $5.0 million earned on a terminated deal, and decreased restricted cash of $3.4 million, partially offset by incentive compensation and management fees paid to the Manager of $31.2 million, income taxes paid of $9.1 million, and other outflows of approximately $12.2 million that primarily consists of general and administrative costs.

Investing Activities

Cash flows used in investing activities were $1.6 billion for the nine months ended September 30, 2014. Investing activities during the nine months ended September 30, 2014 consisted primarily of the acquisition of excess mortgage servicing rights, servicer advances and real estate securities and loans, net of principal repayments from servicer advances, Agency RMBS and Non-Agency RMBS as well as proceeds from the sale of real estate securities and loans.

Financing Activities

Cash flows provided by financing activities were approximately $1.4 billion during the nine months ended September 30, 2014. Financing activities during the nine months ended September 30, 2014 consisted primarily of borrowings net of repayments under debt obligations, capital contributions net of distributions from noncontrolling interests in the equity of a consolidated subsidiary, and net proceeds from the issuance of common stock.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

On April 1, 2013, we completed, through the Consumer Loan Companies, a co-investment in a portfolio of consumer loans. The Consumer Loan Companies initially financed $2.2 billion ($1.1 billion outstanding as of September 30, 2014) of the approximately $3.0 billion purchase price with asset-backed notes. These notes have an interest rate of 3.75% and a maturity date of April 2021.  In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion ($0.3 billion outstanding as of September 30, 2014) of asset-backed notes for 96% of par. These notes were subordinate to the $2.2 billion of debt issued in April 2013, have an interest rate of 4.0% and a maturity date of December 2024. We have 30% membership interests in each of the Consumer Loan Companies and do not consolidate them. On October 3, 2014, the Consumer Loan Companies refinanced the Class A and Class B asset-backed notes with approximately $1.5 billion outstanding with an asset-backed securitization for approximately $2.6 billion. The excess proceeds were distributed to the co-investors. We received approximately $337.8 million which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $73.8 million. We used the proceeds to pay down the $125.0 million repurchase agreement that was scheduled to mature in January 2015.

We also had approximately $69.3 million of repurchase agreements as of September 30, 2014 in transactions accounted for as “linked transactions.” See Note 10 to our consolidated financial statements included in this report.

We did not have any other off-balance sheet arrangements as of September 30, 2014. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2014 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2013, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2014:

•
Servicer Advance Securitization – As described in Note 11 to our condensed consolidated financial statements, we financed and refinanced portions of our servicer advance investments through various servicer advance facilities.

•
Consumer Loan Repurchase Agreement – As described in Note 11 to our condensed consolidated financial statements, we financed all of our ownership interest in each of the Consumer Loan Companies under a $150.0 million ($125.0 million outstanding as of September 30, 2014) master repurchase agreement with Credit Suisse Securities (USA) LLC. This agreement was repaid in full in October 2014.

•	Corporate Loan – In June 2014, we paid off the outstanding secured corporate loan with Credit Suisse First Boston Mortgage LLC for approximately $69.1 million.

•
Repurchase agreements – as described in Note 11 to our condensed consolidated financial statements, we repaid certain repurchase agreements and borrowed additional amounts under other agreements, including borrowings to purchase real estate loans and securities.

•
Interest Rate Swaps – As described in Note 10 to our condensed consolidated financial statements, we entered into interest rate swap agreements that require us to pay fixed interest on notional amounts in exchange for floating rate interest receipts.

See Notes 14 and 18 to our condensed consolidated financial statements included in this report for information regarding commitments and contracts entered into subsequent to September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$126,372	$63,145	$298,647	$185,442
Impairment	1,134	—	2,534	3,756
Other Income adjustments:
Other Income	(122,064)	(56,195)	(335,003)	(157,204)
Other Income attributable to non- controlling interests	12,619	—	57,360	—
Deferred taxes attributable to Other Income, net of non-controlling interests	4,459	—	20,762	—
Total Other Income Adjustments	(104,986)	(56,195)	(256,881)	(157,204)

Incentive compensation to affiliate	10,910	4,470	33,111	5,348
Non-capitalized deal inception costs	1,433	107	3,258	4,329
Core earnings of equity method investees:
Excess mortgage servicing rights	9,158	8,091	27,029	13,500
Consumer loans	18,628	18,260	53,080	38,053
Core Earnings	$62,649	$37,878	$160,778	$93,224

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

However, increases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. See further disclosure regarding our Agency RMBS under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Portfolio – Real Estate Securities – Agency RMBS” for information about the reset terms and “Management’s Discussion and Analysis of Financial Conditions as Results of Operations – Liquidity and Capital Resources – Debt Obligations” for information about related debt.

As of September 30, 2014, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $9.1 million per annum, based on the current net floating rate exposure from our real estate securities and all of our financings and interest rate swaps. This excludes potential gains on other asset classes.

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

As of September 30, 2014, a 100 basis point increase in short term interest rates would decrease the net book value of our real estate securities segment by approximately $7.8 million, based on a static portfolio of real estate securities. This excludes potential gains on other asset classes.

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

Our Excess MSRs, servicer advances (including the basic fee component of the related MSRs, and the related financing) and loans, including consumer loans, are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs and basic fees to decrease and the value of loans to increase. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs and basic fee to increase and the value of loans to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs, basic fees and loans as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Speed Exposure.”

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

Prepayment Speed Exposure

Prepayment speeds significantly affect the value of Excess MSRs, the basic fee component of MSRs (which we own as part of our investment in servicer advances) and loans, including consumer loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment speeds with respect to our loans could delay our expected cash flows and reduce the yield on these investments.

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

As of September 30, 2014, a 25 basis point movement in credit spreads would impact the net book value of our real estate securities segment by approximately $10.6 million, based on a static portfolio of real estate securities, but would not directly affect our earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in Excess MSRs, servicer advances, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase. We also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services, in connection with Nationstar’s recent growth, certain operational issues, and certain alleged recent complaints from certain New York consumers. Other servicers have experienced heightened regulatory scrutiny, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues.

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

The geographic distribution of the loans underlying, and collateral securing, our investments, including our Excess MSRs, servicer advances, Non-Agency RMBS and consumer loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates. As of September 30, 2014, 26.5% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 8.5% was secured by properties located in Florida. As of September 30, 2014, 25.6% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 22.5% was located in the Southeastern U.S., 17.8% was located in the Northeastern U.S., 15.1% was located in the Midwestern U.S. and 9.7% was located in the Southwestern U.S. we were unable to obtain geographical information for 9.3% of the collateral. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2014, 95.8% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 4.2% consisted of fixed rate securities, and 38.7% of our Agency RMBS portfolio consisted of floating rate securities and 61.3% consisted of fixed rate securities. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

With respect to Agency RMBS, we intend to purchase securities that have a higher coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we would then pay a premium over par value to acquire these securities. In accordance with GAAP, we will amortize the premiums on our Agency RMBS over the life of the related securities. If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability. Defaults on the mortgage loans underlying Agency RMBS typically have the same effect as prepayments because of the underlying Agency guarantee.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2014, we had outstanding repurchase agreements with an aggregate face amount of approximately $215.0 million to finance Non-Agency RMBS and approximately $1.5 billion to finance Agency RMBS. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of September 30, 2014, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads,” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

A significant portion of the residential mortgage loans that we acquire are, or may become, sub-performing loans, non-performing loans or REO assets, which increases our risk of loss.
We acquire distressed residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that are or subsequently become sub-performing or non-performing, meaning the borrowers fail to timely pay some or all of the required payments of principal and/or interest. Under current market conditions, it is likely that some of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate.
The borrowers on sub-performing or non-performing loans may be in economic distress and may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. Borrowers may also face difficulties with refinancing such loans, including due to reduced availability of refinancing alternatives and insufficient equity in their homes to permit them to refinance. Increases in mortgage interest rates would exacerbate these difficulties. We may need to foreclose on collateral securing such loans, and the foreclosure process can be lengthy and expensive. Furthermore, REO assets (i.e., real estate owned by the lender upon completion of the foreclosure process) are relatively illiquid, and we may not be able to sell such REO assets on terms acceptable to us or at all.
Even though we typically pay less than the amount owed on these loans to acquire them, if actual results differ from our assumptions in determining the price we paid to acquire such loans, we may incur significant losses. Any loss we incur may be significant and could materially and adversely affect us.

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

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our Manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our Manager determines that bearing such risk is advisable or unavoidable (as is the case with our investments in servicer advances and our Agency and Non-Agency RMBS portfolios). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example since the 2008 recession, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)

(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold servicer advances increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we currently treat our interests in our TRSs that hold our servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

Our Management Agreement with our Manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. As of September 30, 2014, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.6 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. We have broad investment guidelines, and we may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $66.0 billion of assets under management as of September 30, 2014.

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

We may enter into securitization or other financing transactions that result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of a securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-

exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we might reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we may be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

In addition, we completed a reverse stock split in October 2014. There can be no assurance that the reverse stock split will have the anticipated benefits. For instance, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split, or that the reverse stock split will result in a market price per share that will attract brokers and investors who do not trade in lower priced stocks.

Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock. The potential volatility in the price per share of our common stock may also make short-selling more attractive, which could put additional downward pressure on the price of our common stock.

Furthermore, the reverse stock split may result in some shareholders owning “odd lots” of less than one hundred shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of one hundred shares.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). For a more detailed description of the Plan, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.” In connection with any offering of our common stock, we will issue to our Manager options to purchase shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Employees of the Manager exercised 498,500 options with a weighted average exercise price of $5.62 in August 2014. Upon exercise, 276,037 shares of common stock of New Residential were issued. These transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

3.3
Amendment to Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.'s Current Report on Form 8-K, filed on October 17, 2014)

4.1
Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.2
Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.3
Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.4
Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

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

10.2
Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3
Second Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 6, 2014 (incorporated by reference to New Residential Investment Corp.'s Quarterly Report on Form 10-Q, filed August 7, 2014)

10.4
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.5	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.6	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014

10.7	Investment Guidelines (incorporated by reference to Amendment No. 4 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.8
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
10.13
Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII, LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.14
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

10.16
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

10.22
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

10.26
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

Exhibit Number	Exhibit Description
10.27
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

10.38
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

10.39
Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated April 1, 2013 (incorporated by reference to the confidential submission by the Registrant of the draft Registration Statement on Form S-11 on August 19, 2013)

10.40
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
10.41
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President

November 6, 2014

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Interim Chief Financial Officer and Principal Accounting Officer

November 6, 2014