Form 10-K
period 2014-12-31
New Residential Investment Corp.
filed 2015-03-02
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 (computed based on the closing price on such date as reported on the NYSE) was: $1.7 billion.
Common stock, $0.01 par value per share: 141,434,905 shares outstanding as of February 20, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.A

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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

•
the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our Excess MSRs, servicer advances, RMBS and loan portfolios;

•
the risks that default and recovery rates on our Excess MSRs, servicer advances, real estate securities, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our Excess MSRs;

•	the risk that projected recapture rates on the loan pools underlying our Excess MSRs are not achieved;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments on attractive terms, or at all;

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

i

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

v

PART I
Item 1. Business.
General
New Residential is a publicly traded real estate investment trust (“REIT”) primarily focused on opportunistically investing in, and actively managing, investments related to residential real estate. We were formed as a wholly owned subsidiary of Newcastle Investment Corp. (“Newcastle”) in September 2011 and were spun-off from Newcastle on May 15, 2013, which we refer to as the “distribution date.” Our stock is traded on the New York Stock Exchange under the symbol “NRZ.” We are externally managed and advised by an affiliate (our “Manager”) of Fortress Investment Group LLC (“Fortress”) pursuant to a management agreement (the “Management Agreement”).
Our goal is to drive strong risk-adjusted returns primarily through investments in (i) excess mortgage servicing rights ("MSRs"), (ii) residential mortgage backed securities ("RMBS") and non-agency RMBS call rights, as well as (iii) other related opportunistic investments. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive returns for our stockholders without the excessive use of financial leverage.
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

The residential real estate market includes the approximately $10 trillion U.S. mortgage market. This market is comprised of numerous components, including the following:

Mortgage Loans: Performing, Non-performing, Re-performing, and Reverse Loans and Real Estate Owned

Performing loans are mortgage loans where the borrower is generally current on required payments; by contrast, non-performing loans are mortgage loans where the borrower is delinquent or in default. Re-performing loans were formally non-performing but became performing again, often as a result of a loan modification where the lender agrees to modified terms with the borrower rather than foreclosing on the underlying property. Reverse mortgage loans are a special type of loan that pay the borrower a monthly amount, increasing the balance of the loan, and are typically collected when the property is sold or the borrower no longer resides at the property. If a loan defaults and the lender forecloses on the underlying property, that property is referred to as real estate owned (“REO”).

Residential Mortgage Backed Securities: Agency and Non-Agency and Call Rights

Mortgage loans are often packaged into pools held in securitization entities which issue bonds (RMBS) collateralized by the loans. Agency RMBS are RMBS issued or guaranteed by a U.S. government agency, such as Ginnie Mae, or by a government-sponsored enterprise (“GSE”), such as Fannie Mae or Freddie Mac. Non-Agency RMBS are issued by either public trusts or private label securitization (“PLS”) entities.

Mortgage loans within a securitization may be subject to call rights. Call rights permit the holder of the rights to pay off all of the outstanding RMBS at their face amount (or “par”) in exchange for ownership of the remaining mortgage loans which served as collateral for the RMBS, subject to certain costs. Call rights may be subject to limitations on when they may be exercised (such as specific dates or upon the reduction of the outstanding balances of the remaining mortgage loans to a specified level).

Mortgage Servicing Rights and Excess Mortgage Servicing Rights

An MSR provides a mortgage servicer with the right to service a pool of mortgage loans in exchange for a portion of the interest payments made on the underlying mortgage loans. An MSR is made up of two components: a basic fee and an excess MSR. The basic fee is the amount of compensation for the performance of servicing duties, and the excess MSR is the amount that exceeds the basic fee. An owner of an excess MSR is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR.

Servicer Advances

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated through the basic fee component of the related MSR, since the advances are non-interest bearing. Servicer advances are generally reimbursable cash payments made by a servicer (i) when the borrower fails to make scheduled payments due on a mortgage loan or (ii) to support the value of the collateral property. The purpose of the advances is to provide liquidity, rather than credit enhancement, to the underlying residential mortgage securitization transaction. Servicer advances are usually repaid from amounts received with respect to the related mortgage loan.

For more information, see “Mortgage Industry Overview” below.
We currently conduct our business through the following segments:
Servicing Related Assets

•
Excess Mortgage Servicing Rights ("Excess MSRs"): We have acquired Excess MSRs on residential mortgage loans with an aggregate UPB as of December 31, 2014 of $248.7 billion. As of December 31, 2014, the carrying value of our Excess MSRs was approximately $748.6 million, representing 9.2% of our total assets or 46.9% of our equity.

•
Servicer Advances: We have made two investments in servicer advances, including the basic fee component of the related MSRs. The first, and larger, investment was made through a joint venture entity of which we are the managing member (the “Buyer”), and which we consolidate in our financial statements. As of December 31, 2014, the carrying value of our servicer advances, including the basic fee component of the related MSRs, was approximately $3.3 billion, representing 40.4% of our total assets, or 6.3% of our equity, net of financing and interests held by third party investors in the Buyer.

Residential Securities and Loans

•
Real Estate Securities: We acquire and manage a diversified portfolio of credit sensitive real estate securities, including Non-Agency and Agency RMBS. As of December 31, 2014, the carrying value of our real estate securities was approximately $2.5 billion ($1.7 billion for Agency RMBS and $0.7 billion for Non-Agency RMBS), representing 30.4% of our total assets, or 12.5% of our equity, net of financing. In addition, we own call rights with respect to approximately 780 securitization entities which are collateralized by mortgage loans with an unpaid principal balance (“UPB”) of approximately $95.3 billion.

•
Real Estate Loans: We have acquired residential mortgage loans, including performing, non-performing, re-performing and reverse mortgage loans. As of December 31, 2014, the carrying value of our residential mortgage loans (including REO) was $1.2 billion, representing 15.3% of our total assets, or 18.0% of our equity, net of financing.

Other Investments

•
Consumer Loans: In April 2013, we acquired an interest in a pool of consumer loans, including unsecured and homeowner loans, held in an unconsolidated entity. In October 2014, we refinanced this entity and received a distribution in excess of our basis such that, as of December 31, 2014, the carrying value of our investment in consumer loans had been reduced to zero. We continue to own an interest in this entity, from which we expect to receive significant future cash flows.

In addition, as of December 31, 2014, we had cash and cash equivalents, restricted cash, derivative assets, and other assets of $0.4 billion, representing 4.6% of our total assets, or 16.3% of our equity, net of dividends and other payables.

The following table summarizes our segments as of December 31, 2014 (in thousands):

	Servicing Related Assets		Residential Securities and Loans		Consumer Loans	Corporate	Total
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans
December 31, 2014
Investments	$748,609	$3,270,839	$2,463,163	$1,236,210	$—	$—	$7,718,821
Cash and cash equivalents	—	59,383	43,728	7,757	—	102,117	212,985
Restricted cash	—	29,418	—	—	—	—	29,418
Derivative assets	—	194	32,091	312	—	—	32,597
Other assets	—	14,652	69,980	14,159	609	469	99,869
Total assets	$748,609	$3,374,486	$2,608,962	$1,258,438	$609	$102,586	$8,093,690
Debt	$—	$2,890,230	$2,246,651	$925,418	$—	$—	$6,062,299
Other liabilities	215	25,467	17,511	24,141	195	113,937	181,466
Total liabilities	215	2,915,697	2,264,162	949,559	195	113,937	6,243,765
Total Equity	748,394	458,789	344,800	308,879	414	(11,351)	1,849,925
Noncontrolling interests in equity of consolidated subsidiaries	—	253,836	—	—	—	—	253,836
Total New Residential stockholders' equity	$748,394	$204,953	$344,800	$308,879	$414	$(11,351)	$1,596,089

Recent Developments
On February 22, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Loan Servicing Solutions, Ltd., a Cayman Islands exempted company (“HLSS”), and Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and our wholly owned subsidiary (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into HLSS (the “Merger”), with HLSS continuing as the surviving company and our wholly owned subsidiary.
Pursuant to the Merger Agreement, and upon the terms and conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each ordinary share of HLSS, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time, will be automatically converted into the right to receive $18.25 in cash, without interest (the “Merger Consideration”), other than those shares of HLSS (i) with respect to which dissenting rights under section 238 of the Companies Law (2013 Revision) of the Cayman Islands are properly exercised and not withdrawn or (ii) owned by us, HLSS or their subsidiaries. Each option to purchase HLSS shares, whether vested or unvested, that is outstanding and unexercised immediately prior to the Effective Time will be cancelled as of the Effective Time.
The Merger Agreement contains certain customary representations and warranties made by each party, which in the case of HLSS are qualified by the confidential disclosures provided to us in connection with the Merger Agreement, as well as matters included in HLSS’s reports filed with the Securities and Exchange Commission (the “SEC”) prior to the date of the Merger Agreement. We and HLSS have agreed to various customary covenants, including covenants regarding the conduct of HLSS’s business prior to the closing of the Merger (“Closing”), covenants requiring HLSS to recommend that its shareholders approve the Merger Agreement and covenants prohibiting HLSS from soliciting alternative acquisition proposals or providing information to or engaging in discussions with third-parties, in each case, except in limited circumstances as provided in the Merger Agreement.
The Merger does not require the approval of our stockholders and is not conditioned on the receipt of financing by us. However, consummation of the Merger is subject to, among other things: (i) approval of the Merger by the requisite vote of HLSS’s shareholders (the “HLSS Shareholder Approval”) and (ii) certain other customary closing conditions. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation, (i) the accuracy of the other party’s representations and warranties and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (in each case subject to customary materiality qualifiers). In addition, our obligation to consummate the Merger is subject to the absence of any Company Material Adverse Effect (as defined, and subject to the exclusions set forth, in the Merger Agreement).
The Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the Closing has not occurred by the six-month anniversary of the Merger Agreement; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the Closing; (iii) if HLSS fails to obtain the HLSS Shareholder Approval; (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the Closing to be satisfied; or (v) if the Board of Directors of HLSS makes an Adverse Recommendation Change (as defined in the Merger Agreement). In addition, prior to obtaining the HLSS Shareholder Approval and subject to the payment of a termination fee, HLSS may terminate the Merger Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). Upon termination of the Merger Agreement under specified circumstances (including in connection with a Superior Proposal), HLSS will be required to pay us a termination fee of $45,400,000. In the event that the Merger Agreement is terminated for failure to obtain the HLSS Shareholder Approval, HLSS will be required to reimburse us for out-of-pocket expenses, up to a maximum amount of $7,000,000.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which filed as Exhibit 2.7 hereto and incorporated herein by reference.

The Market Opportunity

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The U.S. residential real estate market is vast: the value of the housing market totaled approximately $21 trillion as of January 2015, including about $11 trillion of home equity and $10 trillion of mortgage debt outstanding, according to Inside Mortgage Finance and Federal Reserve Statistical Release. The residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced.
We also believe that we are one of only a select number of market participants that have the combination of capital, industry expertise and key business relationships we think are necessary to take advantage of these opportunities.
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
Now, institutions that originate mortgage loans generally hold a smaller portion of such loans as assets on their balance sheets and instead sell a significant portion of the loans they originate to third parties. The GSEs are currently the largest purchasers of home mortgage loans. Under a process known as securitization, the GSEs and financial institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of mortgage loans by issuing securities, known as RMBS, that entitle the owner of such securities to receive a portion of the interest and principal collected on the mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies and REITs. The agreement that governs the packaging of mortgage loans into a pool, the servicing of such mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement.
In the ten years prior to the credit dislocation in 2007, the securitization market drove an increase in the number of residential mortgage loans outstanding. Since 2007, the mortgage industry has been characterized by reduced origination and securitization activities, particularly for subprime and Alt-A mortgage loans.
In connection with a securitization, a number of entities perform specific roles with respect to the mortgage loans in a pool, including the trustee and the mortgage servicer. The trustee holds legal title to the mortgage loans on behalf of the owner of the RMBS and either maintains the mortgage note and related documents itself or with a custodian. The trustee or a separate securities administrator for the trust receives the payments collected by the servicer on the mortgage loans and distributes them to the investors in the RMBS pursuant to the terms of the pooling and servicing agreement. One or more other entities are appointed pursuant to the pooling and servicing agreement to service the mortgage loans. In some cases, the servicer is the same institution that originated the loan, and, in other cases, it may be a different institution. The duties of servicers for mortgage loans that have been securitized are generally discussed below, and are generally required to be performed in accordance with industry-accepted servicing practices and the terms of the pooling and servicing agreement, mortgage note and applicable law. A servicer generally takes actions, such as foreclosure, in the name and on behalf of the trustee.
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

Servicing Related Assets
Excess MSRs
An MSR provides a mortgage servicer with the right to service a pool of mortgage loans in exchange for a portion of the interest payments made on the underlying mortgage loans. This amount typically ranges from 25 to 50 bps times the UPB of the mortgage loans. An MSR is made up of two components: a basic fee and an Excess MSR. The basic fee is the amount of compensation for the performance of servicing duties, and the Excess MSR is the amount that exceeds the basic fee. For example, if an MSR is 30 bps and the basic fee is 5 bps, then the Excess MSR is 25 bps. In our capacity as the owner of an Excess MSR, we are not required to assume any servicing duties, advance obligations or liabilities associated with the loan pools underlying our investment. However, we have purchased servicer advances, including the basic fee component of the related MSRs, on certain loan pools underlying our Excess MSRs.
Approximately 74% of MSRs were owned by banks as of the third quarter of 2014, according to Inside Mortgage Finance. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As banks sell MSRs, there may be an opportunity for us to invest in the corresponding Excess MSRs.

There are a number of reasons why we believe Excess MSRs may represent a compelling investment opportunity:

•
Supply-Demand Imbalance. Since 2010, banks have sold or committed to sell MSRs totaling more than $2 trillion of the approximately $10 trillion mortgage market. As a result of the regulatory and other pressures facing bank servicers, we believe the volume of MSR sales is likely to be substantial for some period of time. We estimate that MSRs on approximately $150 billion of mortgages are currently for sale, which would require a capital investment of approximately $1 to 1.5 billion based on current pricing dynamics. We believe that nonbank servicers, who acquire MSRs and are constrained by capital limitations, such as Nationstar, will continue to sell a portion of the Excess MSRs. In addition, approximately $1 trillion of new loans are expected to be created annually according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $1 - 2 trillion of MSRs could be sold or available over the next few years. We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for these assets has driven prices higher recently. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

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

We pioneered investments in Excess MSRs (while we were a wholly owned subsidiary of Newcastle). We believe we remain the most active REIT in the sector. However, the timing, size and potential returns of future investments in Excess MSRs may be less attractive than our prior investments in this sector due to a number of factors, most of which are beyond our control.

Servicer Advances

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

Residential mortgage servicing agreements generally require a servicer to make advances in respect of serviced mortgage loans unless the servicer determines in good faith that the advance would not be ultimately recoverable from the proceeds of the related mortgage loan or the mortgaged property. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then, the servicer is, most often, entitled to withdraw funds from the custodial account for payments on the serviced mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” See “Risk Factors—Risks Related to Our Business—Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances.”
The status of investments in servicer advances for purposes of the REIT requirements is uncertain, and therefore our ability to make these kinds of investments may be limited. We currently hold our investment in servicer advances in a taxable REIT subsidiary.
Residential Securities and Loans
RMBS
We invest in both Agency RMBS and Non-Agency RMBS. RMBS are securities created through the securitization of a pool of residential mortgage loans. As of the third quarter of 2014, approximately $7 trillion of the $10 trillion of residential mortgage loans outstanding was securitized, according to Inside Mortgage Finance. Of the securitized mortgage loans, approximately $6 trillion were Agency RMBS, according to Inside Mortgage Finance, which are RMBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance was securitized by either public trusts or PLS, and these securities are referred to as Non-Agency RMBS.
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
Interest Only Agency RMBS. This type of stripped security only entitles the holder to interest payments. The yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgage loans. If we decide to invest in these types of securities, we anticipate doing so primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.
TBAs. We utilize TBAs in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.
The onset of the financial crisis in 2007 led to significant volatility in the prices for Non-Agency RMBS. The crisis resulted in a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have recovered from their lows, we believe a meaningful gap still exists between current prices and the recovery value of many Non-Agency RMBS. Accordingly, we believe there are opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels.
Furthermore, we believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We intend to pursue opportunities to structure transactions that would enable us to realize this difference, particularly through the acquisition and execution of call rights.
The Non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. The mortgage loan collateral may be classified as “conforming” or “non-conforming,” depending on a variety of factors.

Real Estate Loans
We believe there may be attractive opportunities to invest in portfolios of non-performing and other residential mortgage loans. In certain of these investments, we would expect to acquire the loans at a deep discount to their face amount, and we (either independently or with a servicing co-investor) would seek to resolve the loans at a substantially higher valuation. We would seek to improve performance by transferring the servicing to Nationstar or another reputable servicer, which we believe could increase unlevered yields. In addition, we may seek to employ leverage to increase returns, either through traditional financing lines or, if available, securitization options.
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
Our Portfolio
Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments, as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2014 (dollars in thousands):

	Outstanding Face Amount	Amortized Cost Basis(A)	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(B)
Investments in:
Excess MSRs(C)	$248,739,579	$589,551	7.9%	$748,609	6.0
Servicer Advances(C)	3,102,492	3,186,622	42.8	3,270,839	4.0
Agency RMBS	1,646,361	1,724,329	23.2	1,740,163	5.0
Non-Agency RMBS	1,896,150	710,515	9.5	723,000	6.4
Residential Mortgage Loans	1,433,797	1,174,277	15.8	1,174,277	4.0
Real Estate Owned	N/A	61,933	0.8	61,933	N/A
Consumer Loans(C)	2,589,748	N/A	N/A	—	3.6
Total / Weighted Average	$259,408,127	$7,447,227	100.0%	$7,718,821	4.6
Reconciliation to GAAP total assets:
Cash and restricted cash				242,403
Derivative assets				32,597
Other assets				99,869
GAAP total assets				$8,093,690

(A)	Net of impairment.

(B)	Weighted average life is based on the timing of our expected principal reduction on the asset.

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
Financing Strategy
Our objective is to generate attractive risk-adjusted returns for our stockholders without the excessive use of leverage. We have funded the acquisition of Excess MSRs primarily on an unlevered basis. We do not have a predetermined target leverage level. The amount of leverage we deploy for a particular investment depends upon an assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the creditworthiness of financing counterparties; the health of the U.S. economy and the residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our investments; and our outlook for asset spreads relative to financing costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for further details about our debt obligations.
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
The Management Agreement
We entered into a Management Agreement with our Manager, an affiliate of Fortress, which was subsequently amended and restated on August 1, 2013 and on August 5, 2014, pursuant to which our Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors.  Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement.
We pay our Manager an annual management fee equal to 1.5% of our gross equity. Gross equity is generally the equity that was transferred to us by Newcastle on the distribution date, plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.
Our Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) the funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on the distribution date, earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, and gains (or losses) from debt restructuring and gains (or losses) from sales of property, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity that was transferred to us by Newcastle on the distribution date and the prices per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding.
“Funds from operations” means net income (computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)), excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations is computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of our independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of our separation from Newcastle and without regard to Newcastle’s prior performance. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.
The initial term of our Management Agreement expired on May 15, 2014, and the Management Agreement was and will be renewed automatically each year for an additional one-year period unless (i) a majority consisting of at least two-thirds of our independent directors or a simple majority of the holders of outstanding shares of our common stock, agree that there has been unsatisfactory performance that is materially detrimental to us or (ii) a simple majority of our independent directors agree that the management fee payable to our Manager is unfair; provided, that we shall not have the right to terminate our Management Agreement under clause (ii) foregoing if the Manager agrees to continue to provide the services under the Management Agreement at a fee that our independent directors have determined to be fair.
If we elect not to renew our Management Agreement at the expiration of any such one-year extension term as set forth above, our Manager will be provided with 60 days’ prior notice of any such termination. In the event of such termination, we would be required to pay the termination fee. The termination fee is a fee equal to the sum of (1) the amount of the management fee during the 12 months immediately preceding the date of termination, and (2) the “Incentive Compensation Fair Value Amount.” The Incentive Compensation Fair Value Amount is an amount equal to the incentive compensation that would be paid to the Manager if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).
Fortress, through its affiliates, and principals of Fortress held 2.4 million shares of our common stock, and Fortress, through its affiliates, held options to purchase an additional 8.9 million shares of our common stock, representing approximately 7.4% of our common stock on a fully diluted basis, as of December 31, 2014.
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
One or more of our officers and directors have responsibilities and commitments to entities other than us, including, but not limited to, Newcastle, Nationstar (the servicer for a significant portion of our loans, and the loans underlying our Excess MSRs, servicer advances, and Non-Agency RMBS), and Springleaf (the servicer for the consumer loans in which we have invested). For example, we have some of the same directors and officers as Newcastle, Nationstar and Springleaf. In addition, we do not have a policy that expressly prohibits our directors, officers, securityholders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if Newcastle or Fortress or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Newcastle or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Newcastle or Fortress, or their affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. However, subject to the terms of our certificate of incorporation, our code of business conduct and ethics prohibits the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”
Our key agreements, including our Management Agreement, were negotiated among related parties, and their respective terms, including fees and other amounts payable, may not be as favorable to us as terms negotiated on an arm’s-length basis with unaffiliated parties. Our independent directors may not vigorously enforce the provisions of our Management Agreement against our Manager. For example, our independent directors may refrain from terminating our Manager because doing so could result in the loss of key personnel. The structure of the Manager’s compensation arrangement may have unintended consequences for us. We have agreed to pay our Manager a management fee that is not tied to our performance and incentive compensation that is based entirely on our performance. The management fee may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us, while the performance-based incentive compensation component may cause our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other objectives, such as preservation of capital, to achieve higher incentive distributions. Investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential. This could result in increased risk to the value of our portfolio of assets and a stockholder's investment in us.
We may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. As of December 31, 2014, Fortress had two funds primarily focused on investing in Excess MSRs with approximately $1.6 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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
Operational and Regulatory Structure

REIT Qualification

We have elected and intend to qualify to be taxed as a REIT for U.S. federal income tax purposes. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that, commencing with our initial taxable year ended December 31, 2013, we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.
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
In satisfying the 55% requirement under the Section 3(c)(5)(C) exclusion, based on guidance from the SEC and its staff, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. The SEC and its staff have not published guidance with respect to the treatment of whole pool Non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. We also treat whole mortgage loans that each of our subsidiaries relying on Section 3(c)(5)(C) may acquire directly as qualifying real estate assets provided that 100% of the loan is secured by real estate when such subsidiary acquires the loan and the subsidiary has the unilateral right to foreclose on the mortgage.
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

Risks Related to Our Business
We have limited operating history as an independent company and may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders. The financial information included in this report for periods prior to our spin-off in May 2013 may not be indicative of the results we would have achieved as a separate stand-alone company and are not a reliable indicator of our future performance or results.
We have limited experience operating as an independent company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. We were formed in September 2011 as a subsidiary of Newcastle and spun-off from Newcastle on May 15, 2013. We completed our first investment in Excess MSRs in December 2011, and our Manager has limited experience with transactions involving GSEs. The timing, terms, price and form of consideration that we and servicers pay in future transactions may vary meaningfully from prior transactions.
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
The value of our investments in Excess MSRs, servicer advances and Non-Agency RMBS is dependent on the satisfactory performance of servicing obligations by the mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the “Servicing Guidelines”). Our investment in Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or a majority of the bondholders of a residential mortgage backed securitization). Under the GSE Servicing Guidelines, the servicer may be terminated by the applicable GSE for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such GSE. In the event mortgage owners (or bondholders) terminate the servicer, the related Excess MSRs and basic fees would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any

Agency Pools, the related Excess MSRs will be extinguished and our investment in such Excess MSRs will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and will require, among other things, a new servicer willing to pay for the right to service the applicable mortgage loans while assuming responsibility for the origination and prior servicing of the mortgage loans. In addition, any payment received from a successor servicer will be applied first to pay the GSE for all of its claims and costs, including claims and costs against the servicer that do not relate to the mortgage loans for which we own the Excess MSRs. A termination could also result in an event of default under our financings for servicer advances. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar is the servicer of most of the loans underlying our investments in Excess MSRs and servicer advances, and it is the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar and Springleaf and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar or any other servicer of the loans underlying our investments is unable to adequately carry out it's duties as a result of:

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
Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services, in connection with Nationstar’s recent growth, certain operational issues, and certain alleged recent complaints from certain New York consumers. Other servicers have experienced heightened regulatory scrutiny, and Nationstar could be adversely affected by the market's perception that Nationstar could experience similar regulatory issues.
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
As of December 31, 2014, 26.7% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 8.4% was secured by properties located in Florida. As of December 31, 2014, 41.1% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 21.6% was located in the Southeastern U.S., 18.2% was located in the Northeastern U.S., 10.0% was located in the Midwestern U.S. and 9.0% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.
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
Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2014, 85.0% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 15.0% consisted of fixed rate securities, and 38.4% of our Agency RMBS portfolio consisted of floating rate securities and 61.6% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.
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
Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of December 31, 2014, we had outstanding repurchase agreements with an aggregate face amount of approximately $539.0 million to finance Non-Agency RMBS and approximately $1.7 billion to finance Agency RMBS. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.
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
As of December 31, 2014, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.
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
Certain of our advance facilities mature in March 2015, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advances from Nationstar in accordance with our agreement, Nationstar could default on its obligation to fund such advances, which could result in their termination as servicer under the applicable pooling and servicing agreements and a partial or total loss of our investment in servicer advances and Excess MSRs.
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
There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of any items that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements. The REIT provisions of the Internal Revenue Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. See "Risks Related to Our Taxation as a REIT -Complying with the REIT requirements may limit our ability to hedge effectively."
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. As of December 31, 2014, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.6 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. We have broad investment guidelines, and we may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $67.5 billion of assets under management as of December 31, 2014.
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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Moreover, our ability to make distributions may be adversely affected by the risk factors described herein. See also "Risks Related to our Common Stock - We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future."
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we currently hold some of our assets through TRSs, such as our investment in servicer advances and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS. Such subsidiaries will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment.
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
As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRSs. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax. See also "-Risks Related to Our Business -Any hedging transactions that we enter into may limit our gains or result in losses."
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

•
part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit (“REMIC”), a portion of the distributions paid to a tax exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
We may enter into securitization or other financing transactions that result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of a securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we might reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we may be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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
Net income that we derive from a "prohibited transaction" is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of or securitize loans or Excess MSRs in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.
We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held-for-sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans or Excess MSRs at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held-for-sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.
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
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, we completed a reverse stock split in October 2014. There can be no assurance that the reverse stock split will have the anticipated benefits. For instance, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split, or that the reverse stock split will result in a market price per share that will attract brokers and investors who do not trade in lower priced stocks. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock. The potential volatility in the price per share of our common stock may also make short-selling more attractive, which could put additional downward pressure on the price of our common stock. Furthermore, the reverse stock split may result in some shareholders owning "odd lots" of less than one hundred shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in "round lots" of even multiples of one hundred shares.
Sales or issuances of shares of our common stock could adversely affect the market price of our common stock.
Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the exercise of outstanding options or otherwise could also have an adverse effect on the market price of our common stock. We have filed a registration statement to sell common stock in a public offering in the future, which registration statement is not yet effective.
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
Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). For a more detailed description of the Plan, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.” In connection with any offering of our common stock, we will issue to our Manager options to purchase shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.
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
We intend to make quarterly distributions of our REIT taxable income to holders of our common stock out of assets legally available therefor. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. Any distributions will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, liquidity and financial condition, restrictions under Delaware law or applicable financing covenants, our taxable income, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.
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
Risks Related to the Merger

Failure to complete the Merger could negatively affect our share price, future business and financial results.

Completion of the Merger is not assured and is subject to risks, including the risks that approval of the transaction by the shareholders of HLSS will not be obtained or that certain other closing conditions will not be satisfied. In addition, HLSS may terminate the Merger Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement), subject to payment of a termination fee. If the Merger is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

•	having to pay certain significant transaction costs relating to the Merger without receiving the benefits of the Merger;

•	our share price may decline to the extent that the current market prices reflect an assumption by the market that the Merger will be completed; and

•	we may be subject to litigation related to any failure to complete the Merger.

Delays in completing the Merger may substantially reduce the expected benefits of the Merger.

Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the benefits that we expect to achieve from the Merger and the integration of our businesses. In addition, we and HLSS each have the right to terminate the Merger Agreement if the Merger is not completed by August 22, 2015.

We will incur substantial transaction fees and costs in connection with the Merger, and the assertion of appraisal rights by HLSS shareholders could significantly increase the cost of the Merger to us.

We have incurred, and expect to continue to incur, a significant amount of non-recurring expenses in connection with the Merger, including legal, accounting and other expenses. In general, these expenses are payable by us whether or not the Merger is completed; however, upon termination of the Merger Agreement for failure to obtain the requisite vote of HLSS’s stockholders, HLSS will be required to reimburse us for our out-of-pocket expenses, up to a maximum amount of $7,000,000. Additional unanticipated costs may be incurred following consummation of the Merger in the course of our integration of HLSS's business. We cannot be certain that the benefits of the Merger will offset the transaction and integration costs in the near term, or at all.

In addition, HLSS shareholders are entitled to exercise appraisal rights in connection with the Merger, which means that they have the right to dissent from the Merger and receive, in lieu of the Merger consideration, a payment in cash equal to the fair value of the holder’s shares as determined in accordance with Cayman Islands law. If the fair value is determined to be higher than the consideration we have agreed to pay HLSS shareholders, then the total cost of the Merger will be higher than the consideration set forth in the Merger Agreement. The process of resolving any appraisal actions could require significant amounts of time, money and effort. As of the date hereof, certain HLSS shareholders with sizeable ownership stakes have expressed their intention to vote against the Merger.

We are obligated to complete the Merger regardless of whether we have adequate financing for the purchase price.

We are obligated to complete the Merger regardless of whether we have adequate sources of liquidity to fund the purchase price. In order to fund the purchase price, we may sell assets, incur additional debt or issue equity, in each case on potentially non-optimal terms. See also “-Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.” If we issue additional equity, the earnings attributable to the Merger would be diluted on a per share basis. See also “-Sales or issuances of our common stock could adversely affect the market price of our common stock” and “-We may incur or issue debt or issue equity, which may negatively affect the market price of our common stock.” Moreover, our ability to issue equity is subject to market conditions, which are beyond our control, and potentially the cooperation of HLSS and Ocwen Financial Corporation and its subsidiaries (collectively, “Ocwen”) in order to satisfy certain financial statement and other disclosure requirements.

Stockholder or other litigation against HLSS and/or us could result in an injunction preventing completion of the Merger, the payment of damages in the event the Merger is completed and/or may adversely affect our business, financial condition or results of operations following the Merger.

Transactions such as the Merger often give rise to lawsuits by stockholders or other third parties.  One of the conditions to the closing of the Merger is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other law, legal restraint or prohibition will be in effect preventing the consummation of the Merger. Consequently, if any lawsuit is successful in obtaining an injunction prohibiting us or HLSS from consummating the Merger on the agreed upon terms, the injunction may prevent the Merger from being completed within the expected timeframe, or at all. Furthermore, if the Merger is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition or results of operations.

We will be subject to various uncertainties while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on counterparties to contracts employees and other parties may have an adverse effect on us. These uncertainties could cause contract counterparties and others who deal with us to seek to change existing business relationships with us, and may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter.

The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results prior to and/or following the completion of the Merger and could limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

Our assets, liabilities or results of operations could be adversely affected by events, conditions or actions that might occur at HLSS or Ocwen.

HLSS's assets, liabilities, business, financial condition, cash flows, operating results and prospects could be adversely affected before or after the Merger closing as a result of events or conditions occurring or existing before the closing. One of the conditions of the closing is the absence of a Company Material Adverse Effect (as defined, and subject to the exclusions set forth, in the Merger Agreement), and there can be no assurance that adverse changes in HLSS’s business or operations would constitute a Company Material Adverse Effect.

Adverse changes in HLSS’s business or operations could occur or arise as a result of actions by HLSS or Ocwen, legal or regulatory developments, including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of HLSS or Ocwen.

Just as we rely heavily on Nationstar to achieve certain of our investment objectives, HLSS relies heavily on Ocwen. We and HLSS are subject to a variety of risks as a result of our dependence on mortgage servicers, including, without limitation, the potential loss of all of the value of our Excess MSRs in the event that the servicer of the underlying loans is terminated by the mortgage loan owner or RMBS bondholders. See “-We rely heavily on mortgage services to achieve our investment objectives and have no direct ability to influence their performance.” A significant decline in the value of HLSS assets or a significant increase in HLSS liabilities could adversely affect our future business, financial condition, cash flows, operating results and prospects following the completion of the Merger. HLSS is subject to a number of other risks and uncertainties, as outlined in its period reports filed with the SEC, including, regulatory investigations and legal proceedings against HLSS, and others with whom HLSS conducts business. Moreover, any insurance proceeds received with respect to such matters may be inadequate to cover the associated losses.

If completed, we may be unable to successfully integrate HLSS's operations.

We entered into the Merger Agreement with the expectation that the Merger will result in various benefits. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether we are able to integrate HLSS’s business efficiently. HLSS depends on Ocwen for significant accounting and operational support, which could exacerbate the difficulties associated with integrating two businesses and impair our ability to produce accurate financial information on a timely basis, as required by the SEC, following the consummation of the Merger. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Merger. There may be increased risk due to integrating financial reporting and internal control systems. Difficulties in combining operations of the two companies could also result in the loss of contract counterparties or other persons with whom we or HLSS conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or HLSS conduct business.  Our results of operations following the Merger could also be adversely affected by any issues attributable to either company's operations that arise or are based on events or actions that occur prior to the closing of the Merger. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

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

	Period Ending
Index	5/16/2013	5/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
New Residential Investment Corp.	100.00	97.71	97.34	98.17	102.76	102.25	103.53	98.62	111.19
NAREIT All REIT		100.00	97.72	95.39	95.68	103.89	111.12	108.20	121.66
Russell 2000	100.00	99.93	99.41	109.56	119.12	120.45	122.92	113.87	124.95
NAREIT Mortgage REIT		100.00	96.13	94.28	94.42	104.96	111.17	106.40	111.31
S&P 500	100.00	98.87	97.55	102.66	113.45	115.50	121.55	122.92	128.98
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

2014	High	Low	Last Sale	Distributions Declared
First Quarter	$13.72	$12.10	$12.94	$0.35
Second Quarter(A)	$13.32	$12.06	$12.60	$0.50
Third Quarter	$12.90	$11.66	$11.66	$0.35
Fourth Quarter	$13.64	$11.44	$12.77	$0.38
2013	High	Low	Last Sale	Distributions Declared
Second Quarter(B)	$14.28	$11.70	$13.48	$0.14
Third Quarter	$13.98	$11.78	$13.24	$0.35
Fourth Quarter(A)	$14.04	$11.58	$13.36	$0.50

(A)	Includes a quarterly distribution of $0.35 per common share and a special cash distribution of $0.15 per common share.

(B)	The second quarter 2013 distribution reflects forty-five days of earnings generated following the completion of our spin-off from Newcastle on May 15, 2013.

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

On February 20, 2015, the closing sale price for our common stock, as reported on the NYSE, was $13.09. As of February 20, 2015, there were approximately 39 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Nonqualified Stock Option and Incentive Award Plan

On May 15, 2013, New Residential’s board of directors adopted the Plan. The Plan is intended to facilitate the use of long-term equity-based awards and incentives for the benefit of the service providers to New Residential and its Manager. All outstanding options granted under the Plan will be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the Plan is 15,000,000 shares. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to New York Stock Exchange rules.
In connection with our separation from Newcastle, each Newcastle option held by our Manager or by the directors, officers, employees, service providers, consultants and advisors of our Manager at the date of the distribution of our common stock to Newcastle’s stockholders was converted into an adjusted Newcastle option as well as a new New Residential option (a “Converted Option”). On May 15, 2013, we issued a total of 10,728,637 Converted Options. The exercise price of each adjusted Newcastle option and Converted Option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the distribution and to maintain the ratio of the exercise price of the adjusted Newcastle option and the Converted Option, respectively, to the fair market value of the underlying shares at the time the distribution was made. The terms and conditions applicable to each such Converted Option was substantially similar to the terms and condition otherwise applicable to the Newcastle option as of the date of distribution. The grant of such Converted Options did not reduce the number of shares of our common stock otherwise available for issuance under the Plan. These options are contractually required to be settled in an amount of cash equal to the excess of the fair market value of a share on the date of exercise over the exercise price per share, unless a majority of the independent members of the board of directors (or, with respect to a tandem award, one of our authorized officers) determines to settle the option in shares. If the option is settled in shares, the independent members of the board of directors or an authorized officer, as applicable, will determine whether the exercise price will be payable in cash, by withholding from shares of our common stock otherwise issuable upon exercise of such option or through another method permitted under the plan.
The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2014 (adjusted for options which expired unexercised on January 12, 2015).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	1,441,500		$12.20	14,955,337
Total	1,441,500	(A)	$12.20	14,955,337	(B)
Equity Compensation Plans Not Approved by Security Holders:
None.

(A)
The number of securities to be issued upon exercise of outstanding options does not include 9,130,594 Converted Options (with a weighted average exercise price of $9.60), of which 7,338,537 are held by an affiliate of our Manager, 1,791,057 were granted to our Manager and assigned to certain Fortress employees, and 1,000 were granted to our directors, other than Mr. Edens.

(B)
No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 40,663 shares of our common stock and 4,000 options awarded to our directors, other than Mr. Edens, the shares being awarded in lieu of contractual cash compensation. The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. On January 1, 2015, 1,437,500 shares were added to the number of securities remaining available for future issuance; this number has been included in the table above.

Item 6. Selected Financial Data.
The selected historical consolidated financial information set forth below as of December 31, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2014, 2013, and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011, has been derived from our audited historical consolidated financial statements.
The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except share and per share data)

	Year Ended December 31,			December 8 through December 31,
	2014	2013	2012	2011
Statement of Income Data
Interest income	$346,857	$87,567	$33,759	$1,260
Interest expense	140,708	15,024	704	—
Net Interest Income	206,149	72,543	33,055	1,260
Impairment	11,282	5,454	—	—
Net interest income after impairment	194,867	67,089	33,055	1,260
Other Income	375,088	241,008	17,423	367
Operating Expenses	104,899	42,474	9,231	913
Income (Loss) Before Income Taxes	465,056	265,623	41,247	714
Income tax expense	22,957	—	—	—
Net Income (Loss)	$442,099	$265,623	$41,247	$714
Noncontrolling Interests in Income of Consolidated Subsidiaries	$89,222	$(326)	$—	$—
Net Income (Loss) Attributable to Common Stockholders	$352,877	$265,949	$41,247	$714
Net Income per Share of Common Stock, Basic	$2.59	$2.10	$0.33	$0.01
Net Income per Share of Common Stock, Diluted	$2.53	$2.07	$0.33	$0.01
Weighted Average Number of Shares of Common Stock Outstanding, Basic	136,472,865	126,539,024	126,512,823	126,512,823
Weighted Average Number of Shares of Common Stock Outstanding, Diluted	139,565,709	128,684,128	126,512,823	126,512,823
Dividends Declared per Share of Common Stock	$1.58	$0.99	$—	$—

	December 31,
	2014	2013	2012	2011
Balance Sheet Data
Investments in:
Excess mortgage servicing rights, at fair value	$417,733	$324,151	$245,036	$43,971
Excess mortgage servicing rights, equity method investees, at fair value	330,876	352,766	—	—
Servicer advances, at fair value	3,270,839	2,665,551	—	—
Real estate securities, available-for-sale	2,463,163	1,973,189	289,756	—
Residential mortgage loans, held-for-investment	47,838	33,539	—	—
Residential mortgage loans, held-for-sale	1,126,439	—	—	—
Real estate owned	61,933	—	—	—
Consumer loans, equity method investees	—	215,062	—	—
Cash and cash equivalents	212,985	271,994	—	—
Total assets	8,093,690	5,958,658	534,876	43,971
Total debt	6,062,299	4,109,329	150,922	—
Total liabilities	6,243,765	4,445,583	156,520	4,163
Total New Residential stockholders’ equity	1,596,089	1,265,850	378,356	39,808
Noncontrolling interests in equity of consolidated subsidiaries	253,836	247,225	—	—
Total equity	1,849,925	1,513,075	378,356	39,808
Supplemental Balance Sheet Data
Common shares outstanding	141,434,905	126,598,987
Book value per share of common stock	$11.28	$10.00
Other Data
Core earnings(A)	$219,261	$129,997	$29,054	$1,132

(A)
We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense incurred under the debt incurred to finance our investments, (iii) our operating expenses and (iv) our realized and unrealized gains or losses, including any impairment and deferred tax, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to gauge our current performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; and (iii) non-capitalized deal inception costs.

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

With regard to non-capitalized deal inception costs, management does not view these costs as part of our core operations. Non-capitalized deal inception costs are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments. These costs are recorded as "General and administrative expenses" in our Consolidated Statements of Income.

In the fourth quarter of 2014, we modified our definition of core earnings to include accretion on held-for-sale loans as if they continued to be held-for-investment. Although we intend to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, we continue to receive cash flows from such loans and believes that it is appropriate to record a yield thereon. This modification had no impact on core earnings in 2014 or any prior period, but is expected to impact core earnings in periods subsequent to loans being classified as held-for-sale.

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

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the difference between cash flow provided by operations and net income, see “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Liquidity and Capital Resources.” Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands):

	Year Ended December 31,			December 8 through December 31,
	2014	2013	2012	2011
Net income (loss) attributable to common stockholders	$352,877	$265,949	$41,247	$714
Impairment	11,282	5,454	—	—
Other Income adjustments:
Other Income	(375,088)	(241,008)	(17,423)	(367)
Other Income attributable to non-controlling interests	45,578	—	—	—
Deferred taxes attributable to Other Income, net of non-controlling interests	15,804	—	—	—
Total Other Income Adjustments	(313,706)	(241,008)	(17,423)	(367)

Incentive compensation to affiliate	54,334	16,847	—	—
Non-capitalized deal inception costs	10,281	5,698	5,230	785
Core earnings of equity method investees:
Excess mortgage servicing rights	33,799	23,361	—	—
Consumer loans	70,394	53,696	—	—
Core Earnings	$219,261	$129,997	$29,054	$1,132
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
GENERAL
New Residential is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to residential real estate. We are externally managed by an affiliate of Fortress. Our goal is to drive strong risk-adjusted returns primarily through investments in (i) Excess MSRs, (ii) RMBS and non-agency RMBS call rights, as well as (iii) other related opportunistic investments. New Residential’s investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive returns for our stockholders without the excessive use of financial leverage.
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

MARKET CONSIDERATIONS
Various market factors, which are outside of our control, affect our results of operations and financial condition. One such factor is developments in the U.S. residential housing market. The residential mortgage industry continues to undergo major structural changes that are transforming the way mortgages are originated, owned and serviced. Historically, the majority of the approximately $10 trillion mortgage market has been serviced by large banks, which generally focus on conventional mortgages with low delinquency rates. This has allowed for low-cost routine payment processing and required minimal borrower interaction. Following the credit crisis, the need for “high-touch” specialty servicers, such as Nationstar, increased as loan performance declined, delinquencies rose and servicing complexities broadened. Specialty servicers have proven more willing and better equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.
Since 2010, banks have sold or committed to sell MSRs totaling more than $2 trillion. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. Approximately 74% of MSRs were owned by banks as of the third quarter of 2014, according to Inside Mortgage Finance. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe the volume of MSR sales is likely to be elevated for some period of time.
We estimate that MSRs covering up to $150 billion of mortgages are currently for sale, which would require a capital investment of approximately $1 to 1.5 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations will continue to sell a portion of the Excess MSRs or other servicing assets, such as advances. In addition, approximately $1 trillion of new loans are expected to be created annually, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $1 -2 trillion of MSRs could be sold or available over the next few years. We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for these assets has driven prices higher recently. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.
Interest rates have been volatile. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. Prepayment speeds and delinquencies could increase in the current interest rate environment as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reasons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the fourth quarter of 2014, the fair value of our investments in Excess MSRs (directly and through equity method investees) increased by approximately $0.5 million and the weighted average discount rate of the portfolio was reduced from 10.0% to 9.6%.
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
Beginning in April 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the third quarter of 2014, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public trusts or PLS, and are referred to as Non-Agency RMBS.
The onset of the financial crisis in 2007 led to significant volatility in the prices for Non-Agency RMBS. The crisis resulted in a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have recovered from their lows, from time to time there may be opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency

RMBS may also rise if the number of buyers returns to pre-2007 levels. Furthermore, we believe that in many Non-Agency RMBS vehicles there is a discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We intend to pursue opportunities to structure transactions that would enable us to realize this difference, particularly through the exercise of call rights. We actively monitor the market for Non-Agency RMBS and our portfolio to determine when to strategically purchase and sell Non-Agency RMBS from time to time. We currently expect that the size of our Non-Agency portfolio will fluctuate depending primarily on our Manager’s assessment of expected yields and alternative investment opportunities. The primary causes of mark-to-market changes in our RMBS portfolio are changes in interest rates, collateral performance and credit spreads.
We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of December 31, 2014 was 1.87%, compared to 1.56% as of September 30, 2014. The net interest spread on our Non-Agency RMBS portfolio as of December 31, 2014 was 1.85%, compared to 3.84% as of September 30, 2014.
We hold call rights on Non-Agency residential mortgage securitizations which become exercisable once the current collateral balance reduces below a certain threshold of the original balance. We believe a call right is profitable when aggregate loan value is greater than the sum of par on the loans minus any discount from acquired bonds, plus expenses related to such exercise. Profit with respect to our call rights is generated by selectively retaining loans that meet our return thresholds or re-securitizing or selling performing loans for a gain and, prior to exercise, purchasing certain underlying tranches at a discount to par.  Upon exercise, we are able to realize any remaining accretion to par. As interest rates increase, the value of our call rights could decrease.
In November 2013, we made our first investment in non-performing loans. During 2014, we continued to invest in the non-performing loan sector, while also opportunistically selling assets. The scope of our involvement will fluctuate depending on our Manager's assessment of relative value compared with alternative investment opportunities.
Credit performance also affects the value of our portfolio. Higher rates of delinquency and/or defaults can reduce the value of our Excess MSRs, Non-Agency RMBS, Agency RMBS and loan portfolios. For our Excess MSRs on Agency portfolios and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan; defaults have an effect similar to prepayments. For our Non-Agency RMBS and loans, higher default rates could lead to greater loss of principal.
Credit spreads were relatively unchanged for the fourth quarter of 2014, having a minor impact on our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”
The cash flow from our consumer loan portfolio is influenced by, among other factors, the U.S. macroeconomic environment, and unemployment rates in particular. We believe that losses are highly correlated to unemployment; therefore, we expect that an improvement in unemployment rates would improve the value of our investment, while deterioration in unemployment rates would result in a decline in its value.

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

	Outstanding Face Amount	Amortized Cost Basis(A)	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(B)
Investments in:
Excess MSRs(C)	$248,739,579	$589,551	7.9%	$748,609	6.0
Servicer Advances(C)	3,102,492	3,186,622	42.8	3,270,839	4.0
Agency RMBS	1,646,361	1,724,329	23.2	1,740,163	5.0
Non-Agency RMBS	1,896,150	710,515	9.5	723,000	6.4
Residential Mortgage Loans	1,433,797	1,174,277	15.8	1,174,277	4.0
Real Estate Owned	N/A	61,933	0.8	61,933	N/A
Consumer Loans(C)	2,589,748	N/A	N/A	—	3.6
Total / Weighted Average	$259,408,127	$7,447,227	100.0%	$7,718,821	4.6
Reconciliation to GAAP total assets:
Cash and restricted cash				242,403
Derivative assets				32,597
Other assets				99,869
GAAP total assets				$8,093,690

(A)	Net of impairment.

(B)	Weighted average life is based on the timing of expected principal reduction on the asset.

(C)
The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

Servicing Related Assets

Excess MSRs

As of December 31, 2014, we had approximately $748.6 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of December 31, 2014, our completed investments represent an effective 32.5% to 80.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $248.7 billion. Nationstar is the servicer of $245.7 billion UPB of the loans underlying our investments in Excess MSRs to date, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

In December 2014, we agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs, all of the servicer advances and related basic fee portion of the MSR (the “Advance Fee”), and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by Specialized Loan Servicing LLC (“SLS”). Fortress-managed funds acquired the other 50% of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS transaction are $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for servicer advances and Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included servicer advances and Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts. SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps and an incentive fee (the “Incentive Fee”) which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of December 31, 2014.

Summary of Direct Excess MSR Investments as of December 31, 2014

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$61.4	$48.2	29	bps	22	bps	32.5%-66.7%	$206.2	$188.7
Recapture Agreements	—	—	28		21		32.5%-66.7%	—	28.8
	61.4	48.2	29		22			206.2	217.5
Non-Agency(C)
Original and Recaptured Pools	$73.3	$54.3	35	bps	15	bps	33.3%-80.0%	$213.4	$189.8
Recapture Agreements	—	—	26		20		33.3%-80.0%	—	10.4
	73.3	54.3	34		15			213.4	200.2
Total/Weighted Average	$134.7	$102.5	32	bps	18	bps		$419.6	$417.7

(A)
The MSR is a weighted average as of December 31, 2014, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant). The average is weighted by the amortized cost basis of the mortgage loan portfolio.

(B)	As of December 31, 2014.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2014 (Note 6 to our Consolidated Financial Statements included herein).

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2014

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		NRZ Interest in Investee (%)	Investee Interest in Excess MSR (%)	NRZ Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$87.6	32	bps	19	bps	50.0%	66.7%	33.3%	$370.0
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	86.8
	125.2	87.6	32		19					456.8
Non-Agency(C)
Original and Recaptured Pools	$75.6	$58.7	35	bps	12	bps	50.0%	66.7%-77.0%	33.3-38.5%	$181.4
Recapture Agreements	—	—	26		20		50.0%	66.7%-77.0%	33.3-38.5%	15.1
	75.6	58.7	35		12					196.5
Total/Weighted Average	$200.8	$146.3	33	bps	17	bps				$653.3

(A)	The MSR is a weighted average as of December 31, 2014, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of December 31, 2014.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2014 (Note 6 to our consolidated financial statements included herein).

The tables below summarize the terms of our investments in Excess MSRs that were not yet completed as of December 31, 2014 .
Summary of Pending Excess MSR Investments (Committed but Not Closed)

				MSR Component(A)
	Commitment Date	Initial UPB (bn)	Current UPB (bn)(B)	MSR (bps)		Excess MSR (bps)		Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)(C)
Agency	May-14	$2.1	$2.1	33	bps	23	bps	33.3%	$4.6
Total/Weighted Average		$2.1	$2.1	33	bps	23	bps		$4.6

(A)	The MSR is a weighted average as of the commitment date, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of commitment date.

(C)	The actual amount invested will be based on the UPB at the time of close.

In addition, in January 2015, we committed to purchase $30.0 billion UPB of legacy Agency Excess MSRs, subject to the completion of definitive documentation between Nationstar and the applicable seller of the related MSR and definitive documentation between us and with Nationstar.

The following table summarizes our Excess MSR investments closed subsequent to December 31, 2014:

Summary of Excess MSR Investments closed subsequent to December 31, 2014

				MSR Component(A)
	Commitment Date	Initial UPB (bn)	Current UPB (bn)(B)	MSR (bps)		Excess MSR (bps)		Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)(C)
Agency	Nov-14	$8.4	$8.4	27	bps	19	bps	33.3%	$23.8
Total/Weighted Average		$8.4	$8.4						$23.8

(A)	The MSR is a weighted average as of the date the transaction closed and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of the date the transaction closed.

(C)	Amounts invested based on the UPB at the time of close. We have additional commitments to invest $2.6 million in this pool.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2014 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Agency
Original Pools	$159,846	$61,378,618	$42,762,765	224,417	716	4.1%	273	68	17.3%	14.2%	12.3%	2.1%	26.6%
Recaptured Loans	28,887	—	5,455,136	30,984	669	4.5%	309	14	0.2%	3.6%	3.4%	0.2%	9.0%
Recapture Agreement	28,786	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$217,519	$61,378,618	$48,217,901	255,401	710	4.1%	277	62	15.3%	13.0%	11.3%	1.9%	24.6%
Non-Agency(F)
Original Pools	187,983	73,264,901	53,928,009	259,338	667	4.4%	272	108	47.1%	12.3%	7.6%	5.1%	10.3%
Recaptured Loans	1,829	—	335,848	1,546	750	4.3%	302	15	5.6%	3.2%	3.2%	—%	44%
Recapture Agreement	10,402	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$200,214	$73,264,901	$54,263,857	260,884	667	4.4%	272	108	46.8%	12.2%	7.6%	5.1%	10.5%
Total/ Weighted Average	$417,733	$134,643,519	$102,481,758	516,285	688	4.3%	275	86	32.0%	12.6%	9.3%	3.6%	17.1%

	Collateral Characteristics
	Uncollected Payments(G)	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	6.9%	3.2%	1.0%	0.8%	3.3%	1.0%	2.2%
Recaptured Loans	1.7%	1.9%	0.2%	0.2%	0.3%	0.1%	0.2%
Recapture Agreement	—%	—%	—%	—%	—%	—%	—%
	6.3%	3.1%	0.9%	0.7%	2.9%	0.9%	1.9%
Non-Agency(F)
Original Pools	20.2%	9.8%	2.3%	3.1%	11.6%	2.0%	4.7%
Recaptured Loans	0.5%	0.5%	—%	—%	—%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%	—%
	20.1%	9.7%	2.3%	3.1%	11.6%	2.0%	4.7%
Total/Weighted Average	13.6%	6.6%	1.7%	2.0%	7.5%	1.4%	3.4%

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

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2014 (Note 6 to our consolidated financial statements included herein).

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

The following table summarizes the collateral characteristics as of December 31, 2014 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 67% to 77% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Agency
Original Pools	$313,559	$125,191,420	$78,375,820	33.3%	593,538	672	5.0%	288	81	10.3%	18.5%	14.9%	4.1%	23.4%
Recaptured Loans	56,500	—	9,208,857	33.3%	57,544	688	4.5%	311	19	0.6%	6.5%	4.2%	2.3%	16.9%
Recapture Agreement	86,756	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
	$456,815	$125,191,420	$87,584,677		651,082	674	4.9%	290	74	9.3%	17.2%	13.8%	3.9%	22.7%
Non- Agency(F)
Original Pools	178,944	75,574,361	58,273,172	33.3%-38.5%	315,817	660	4.7%	257	108	47.9%	14.5%	8.9%	6.0%	10.8%
Recaptured Loans	2,424	—	399,972	33.3%-38.5%	1,760	742	4.3%	285	12	5.0%	3.0%	3.0%	—%	—%
Recapture Agreement	15,110	—	—	33.3%-38.5%	—	—	—%	—	—	—%	—%	—%	—%	—%
	$196,478	$75,574,361	$58,673,144		317,577	661	4.7%	258	108	47.6%	14.4%	8.9%	6.0%	10.7%
Total/ Weighted Average	$653,293	$200,765,781	$146,257,821		968,659	669	4.8%	277	88	24.7%	16.1%	11.8%	4.7%	17.9%

	Collateral Characteristics
	Uncollected Payments(G)	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	10.2%	6.4%	1.6%	1.2%	4.4%	1.3%	2.5%
Recaptured Loans	3.6%	3.4%	0.9%	0.8%	0.5%	—%	0.7%
Recapture Agreement	—%	—%	—%	—%	—%	—%	—%
	9.5%	6.0%	1.5%	1.1%	4.0%	1.2%	2.3%
Non-Agency(F)
Original Pools	25.7%	4.3%	1.6%	3.6%	16.2%	1.9%	4.5%
Recaptured Loans	0.8%	0.6%	0.1%	—%	—%	—%	0.2%
Recapture Agreement	—%	—%	—%	—%	—%	—%	—%
	25.5%	4.3%	1.6%	3.6%	16.1%	1.9%	4.5%
Total/Weighted Average	15.9%	5.3%	1.6%	2.1%	8.8%	1.5%	3.1%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	One Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(D)	One Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(E)	One Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2014 (Note 6 to our consolidated financial statements included herein).

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

In Transaction 1, the Buyer acquired from Nationstar Mortgage LLC (“Nationstar”) approximately $3.2 billion of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 billion. In exchange, the Buyer (i) paid approximately $3.2 billion (the “Initial Purchase Price”), and (ii) agreed to purchase future servicer advances related to the loans at par. The Initial Purchase Price is equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.” The Buyer funded the Initial Purchase Price with approximately $2.8 billion of debt and $0.4 billion of equity, excluding working capital. As of December 31, 2014, the Buyer had settled approximately $3.2 billion of servicer advances related to Transaction 1, which represents substantially all of Transaction 1.

See “–SA Call Right” below for a discussion of Transaction 2.

Nationstar remains the named servicer under the related servicing agreements and continues to perform all servicing duties for the underlying loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer. In exchange for Nationstar’s performance of servicing duties, the Buyer pays Nationstar a servicing fee ("the Servicing Fee") and, in the event that the aggregate cash flows from the advances and the basic fee generate a 14% return ("the Targeted Return") on the Buyer’s invested equity, a performance fee ("the Performance Fee"). Nationstar is majority owned by private equity funds managed by an affiliate of our manager. For more information about the fee structure, see below.

In December 2014, we completed the SLS Transaction, as described under "—Excess MSRs" above.

The following is a summary of our investments in servicer advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income for Year then Ended
December 31, 2014
Servicer advances	$3,186,622	$3,270,839	5.4%	4.0	$84,217

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding our servicer advances, and related financing, as of December 31, 2014 (dollars in thousands):

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net(A)	Gross	Net
December 31, 2014
Servicer advances(C)	$96,547,773	$3,102,492	3.2%	$2,890,230	91.4%	90.4%	3.0%	2.3%

(A)	Ratio of face amount of borrowings to value of servicer advance collateral, net of any interest reserve.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investment in servicer advances:

December 31, 2014
Principal and interest advances	$729,713
Escrow advances (taxes and insurance advances)	1,600,713
Foreclosure advances	772,066
Total	$3,102,492

The following table sets forth information specifically regarding the Buyer (and excludes the SLS Transaction) (dollars in thousands):

As of 12/31/2014
Advances Purchased	$5,184,860
Activity Since Purchase	(2,165,673)
Ending Advance Balance	$3,019,187
Net Debt(A)	$2,787,273
Total Equity Invested(B)	$702,359
Distributions Since Purchase	$403,672
Net Equity Invested(B)	$298,687
New Residential’s Equity % in Buyer(C)	44.5%
Co-investors’ Equity % in Buyer(C)	55.5%

(A)	Outstanding debt net of restricted cash.

(B)	Includes working capital.

(C)	Based on cash basis equity.

Subsequent to December 31, 2014 and prior to February 28, 2015, we funded a total of $458.0 million of servicer advances and recovered $571.1 million of existing servicer advances. Notes payable outstanding decreased by $100.4 million and restricted cash decreased approximately $1.1 million in relation to these fundings. Additionally, we paid $8.1 million of contractual incentive fees.

SA Call Right

In Transaction 1, the Buyer also acquired the right, but not the obligation (the “SA Call Right”), to purchase additional servicer advances from Nationstar, including the basic fee component of the related MSRs, on terms substantially similar to the terms of Transaction 1. As in Transaction 1, (i) the purchase price for the servicer advances, including the basic fee, was the outstanding balance of the advances at the time of purchase and (ii) the Buyer will be obligated to purchase future servicer advances on the related loans. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.”

The Buyer exercised the SA Call Right, in part, in Transaction 2. The outstanding balance of the servicer advances subject to the portion of the SA Call Right that was exercised was approximately $1.1 billion in the first quarter of 2014. An additional $921.3 million of the remaining portion of the outstanding balance of the servicer advances subject to the SA Call Right was exercised in the second quarter. As of June 30, 2014, the Buyer had settled $2.0 billion of advances related to Transaction 2, which was financed with approximately $1.8 billion of debt.  The SA Call Right expired on June 30, 2014. At the time of expiration, approximately $0.4 billion of advances remained related to Transaction 2.

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2014, we owned approximately 44.5% of the Buyer, which corresponds to a $134.7 million equity investment (net of distributions).

In the event that any member does not fund its capital contribution, each other member has the right, but not the obligation, to make pro rata capital contributions in excess of its stated commitment, provided that any member’s decision not to fund any such capital contribution will result in a reduction of its membership percentage.

Servicing Fee

Nationstar and SLS remain the named servicers under the applicable servicing agreements and will continue to perform all servicing duties for the related mortgage loans. The Buyer has the right, but not the obligation, to become the named servicer with respect to its investments, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer. In exchange for their services, we pay Nationstar and SLS a monthly servicing fee representing a portion of the amounts from the purchased basic fee.

The Nationstar Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of December 31, 2014 is equal to approximately 9.2%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.6 basis points on a weighted average basis as of December 31, 2014. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans.

Targeted Return/Incentive Fee

The Targeted Return and the Performance Fee, with respect to Transaction 1 and Transaction 2, are designed to achieve three objectives: (i) provide a reasonable risk-adjusted return to the Buyer based on the expected amount and timing of estimated cash flows from the purchased basic fee and advances, with both upside and downside based on the performance of the investment, (ii) provide Nationstar with a sufficient fee to compensate it for acting as servicer, and (iii) provide Nationstar with an incentive to effectively service the underlying loans. The Targeted Return implements these objectives by allocating payments in respect of the purchased basic fee between the Buyer and Nationstar. The Incentive Fee functions in the same fashion with respect to the SLS Transaction.

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

The Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Performance Fee. If the amount necessary to achieve the Targeted Return is greater than the Retained Amount but less than Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Performance Fee. Performance Fee payments were made to Nationstar in the amount of $25.3 million during the year ended December 31, 2014.

The Incentive Fee, with respect to the SLS Transaction, is equal to up to 4.0 bps on the UPB of the underlying loans, depending on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

Residential Securities and Loans

Real Estate Securities

As of December 31, 2014, we had approximately $3.5 billion face amount of real estate securities, including $1.6 billion of Agency RMBS and $1.9 billion of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1.7 billion for Agency RMBS and approximately $539.0 million for Non-Agency RMBS. As of December 31, 2014, a total face amount of $1.7 billion of our Non-Agency portfolio and approximately $92.9 million of our Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $7.5 billion as of December 31, 2014. We hold a limited right to cleanup call options with respect to certain securitization trusts master serviced or serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $93.4 billion, whereby, when the outstanding balance falls below a pre-determined threshold, we can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS with an aggregate UPB of underlying mortgage loans of approximately $1.9 billion.

On May 27, 2014, we exercised our call rights related to sixteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. We owned $17.4 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $12.0 million prior to the repayment. Refer to Note 8 in our consolidated financial statements for further details on this transaction.

On August 25, 2014, we exercised our call rights related to nineteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. We owned $15.4 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $13.1 million prior to the repayment. Refer to Note 8 in our consolidated financial statements for further details on this transaction.
In December 2014, we purchased $186.7 million face amount of Non-Agency RMBS for approximately $114.3 million. The investment was financed with an $84.6 million repurchase agreement with the same counterparty from which we purchased the securities. This purchase was accounted for as a linked transaction (Note 10 to our Consolidated Financial Statements included herein).

On December 26, 2014, we exercised our call rights related to twenty-five Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. We owned $27.9 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $24.0 million prior to the repayment. Refer to Note 8 in our consolidated financial statements for further details on this transaction.

Subsequent to December 31, 2014, we acquired Non-Agency RMBS with an aggregate face amount of approximately $40.7 million for approximately $26.1 million, financed with repurchase agreements. We acquired Agency RMBS with an aggregate face amount of approximately $980.7 million for approximately $1.0 billion, financed with repurchase agreements. We sold Non-Agency RMBS with a face amount of $245.3 million and an amortized cost basis of approximately $222.2 million for approximately $223.9 million and recorded a gain of approximately $1.8 million. We sold Agency RMBS with a face amount of $1.0 billion and an amortized cost basis of approximately $1.0 billion for approximately $1.1 billion and recorded a gain of approximately $20.4 million.

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2014 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$622,354	$662,830	$4,233	$(2,738)	$664,325	$656,379
Agency Specified Pools	1,024,007	1,061,499	14,339	—	1,075,838	1,051,223
Agency RMBS	$1,646,361	$1,724,329	$18,572	$(2,738)	$1,740,163	$1,707,602

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of December 31, 2014 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	88	$622,354	$662,830	100.0%	$664,325	2.7%	1.8%	5.0%	2.0%	9.6%	5

(A)
Of these investments, 84.4% reset based on 12 month LIBOR index, 4.5% reset based on 6 month LIBOR Index, 0.8% reset based on 1 month LIBOR, and 10.3% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 94.7% of these securities will reset annually and 5.3% will reset semi-annually.

(B)
Represents the maximum change in the coupon at the end of the fixed rate period for 24 securities (36.2% of the current face of this category). The remaining 64 securities (63.8% of the current face of this category) are not applicable, as they are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of December 31, 2014 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3 Month CPR(B)
Pre-2006	24	$106,498	$112,539	6.5%	$114,155	5.2	11.2%
2006	5	16,488	17,475	1.0%	17,543	5.3	0.5%
2007	16	70,356	74,748	4.3%	75,169	5.1	9.8%
2008	7	33,841	36,011	2.1%	36,242	5.1	6.9%
2009	8	59,067	63,377	3.7%	63,100	4.6	21.1%
2010	16	156,616	167,767	9.7%	166,985	4.3	23.9%
2011	5	48,605	51,064	3.0%	51,745	4.7	5.9%
2012 and later	23	1,154,890	1,201,348	69.7%	1,215,224	5.1	5.5%
Total/Weighted Average	104	$1,646,361	$1,724,329	100.0%	$1,740,163	5.0	8.4%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of December 31, 2014:

Net Interest Spread(A)

Weighted Average Asset Yield	2.22%
Weighted Average Funding Cost	0.35%
Net Interest Spread	1.87%

(A)	The Agency RMBS portfolio consists of 38.4% floating rate securities and 61.6% fixed rate securities. See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2014 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$1,896,150	$710,515	$15,327	$(2,842)	$723,000	$539,049

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2014 (dollars in thousands):

	Non- Agency RMBS Characteristics
Vintage(A)	Average Minimum Rating(B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(C)	Excess Spread(D)	Weighted Average Life (Years)	Weighted Average Coupon
Pre 2004	CCC+	73	$95,411	$70,364	9.9%	$70,680	19.5%	1.8%	5.2	2.1%
2004	CCC+	27	142,742	96,080	13.5%	104,317	18.5%	2.4%	7.8	1.1%
2005	CCC-	23	234,974	196,934	27.7%	197,739	18.0%	2.5%	6.4	2.4%
2006 and later	CCC+	19	1,423,023	347,137	48.9%	350,264	3.7%	1.2%	6.3	2.0%
Total/Weighted Average	CCC	142	$1,896,150	$710,515	100.0%	$723,000	17.3%	2.3%	6.4	2.0%

	Collateral Characteristics(E)
Vintage(A)	Average Loan Age (years)	Collateral Factor(F)	3 month CPR(G)	Delinquency(H)	Cumulative Losses to Date
Pre 2004	12.5	0.05	10.2%	15.3%	4.2%
2004	10.7	0.08	12.4%	20.1%	3.8%
2005	10.7	0.16	9.9%	16.3%	9.7%
2006 and later	9.3	0.36	12.5%	18.8%	10.4%
Total/Weighted Average	10.2	0.24	11.5%	18.0%	8.7%

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying five bonds for which we were unable to obtain rating information. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2014.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(D)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2014.

(E)	The weighted average loan size of the underlying collateral is $209.2 thousand. This excludes the collateral underlying one bond, due to unavailable information.

(F)	The ratio of original UPB of loans still outstanding.

(G)	Three month average constant prepayment rate and default rates.

(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of December 31, 2014 (dollars in thousands):

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$779,930	41.1%
Southeastern U.S.	409,755	21.6%
Northeastern U.S.	344,716	18.2%
Midwestern U.S.	190,480	10.0%
Southwestern U.S.	170,829	9.0%
Other(A)	440	0.1%
	$1,896,150	100.0%

(A)	Represents collateral for which we were unable to obtain geographical information.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2014:

Net Interest Spread(A)
Weighted Average Asset Yield	3.37%
Weighted Average Funding Cost	1.52%
Net Interest Spread	1.85%

(A)	The Non-Agency RMBS portfolio consists of 85.0% floating rate securities and 15.0% fixed rate securities.

Residential Mortgage Loans

Certain of our investments in residential mortgage loans were acquired through the exercise of call rights:

•
On May 27, 2014, we exercised call rights related to sixteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans with a UPB of approximately $282.2 million at a price of approximately $289.4 million, contained in such trusts prior to their termination. We securitized approximately $233.8 million in UPB of performing loans, which was recorded as a sale for accounting purposes, and recognized a gain on settlement of investments of approximately $3.5 million. We retained performing and non-performing loans with a UPB of approximately $48.4 million at a price of $40.1 million. Additionally, we acquired $1.3 million of real estate owned.

•
On August 25, 2014, we exercised our call rights related to nineteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans with a UPB of approximately $530.1 million at a price of approximately $536.3 million, contained in such trusts prior to their termination. Additionally, we acquired $3.0 million of real estate owned. We identified approximately $463.0 million UPB in performing loans for future securitization and classified as Held-for-Sale. On October 3, 2014, we securitized these loans Held-for-Sale, which was recorded as a sale for accounting purposes, recognized a gain on settlement of investments of approximately $7.0 million, and paid approximately $25.8 million to acquire interest-only notes representing a beneficial interest in the securitization.

•
On December 26, 2014, we exercised our call rights related to twenty-five Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $597.1 million at a price of approximately $623.7 million, contained in such trusts prior to their termination. We securitized approximately $516.1 million in UPB of performing loans, which was recorded as a sale for accounting purposes, recognized a gain on settlement of investments of approximately $0.7 million, and paid approximately $28.9 million to acquire interest only notes representing a beneficial interest in the securitization. We retained performing and non-performing loans with a UPB of approximately $81.0 million at a price of $71.7 million. Additionally, we acquired $4.3 million of real estate owned.

Certain of our investments in residential mortgage loans have historically been accounted for as linked transactions (see "—Linked Transactions"). We sold the majority of these investments in October 2014.

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. We account for loans based on the following categories:

•	Reverse Mortgage Loans

•	Performing Loans

•	Purchased Credit Impaired (“PCI”) Loans

•	Loans Held-for-Sale ("HFS")

•	Real Estate Owned ("REO")

•	Linked Transactions (treated as derivatives, Note 10 to our Consolidated Financial Statements included herein)

The following table presents the total residential mortgage loans outstanding by loan type, excluding linked transactions, at December 31, 2014 (dollars in thousands).

December 31, 2014	Outstanding Face Amount	Carrying Value(A)	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(B)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio ("LTV")(C)	Weighted Avg. Delinquency(D)	Weighted Average FICO(E)
Loan Type
Reverse Mortgage Loans(F)(G)	$45,182	$24,965	198	10.2%	3.9	21.4%	108.2%	82.6%	N/A
Performing Loans(H)	24,399	22,873	731	7.9%	5.9	17.4%	72.0%	—%	628
Total Residential Mortgage Loans, held-for- investment	$69,581	$47,838	929	9.4%	4.6	20.0%	95.5%	53.6%	628

Performing Loans, held-for-sale(H)	$403,992	$388,485	5,809	5.6%	7.2	23.0%	85.0%	5.0%	626
Purchased Credit Impaired ("PCI") Loans, held-for-sale(I)	960,224	737,954	5,025	5.9%	2.6	3.7%	104.0%	90.0%	571
Residential Mortgage Loans, held- for-sale	$1,364,216	$1,126,439	10,834	5.8%	4.0	9.4%	98.4%	64.8%	587

(A)	Includes residential mortgage loans with a United States federal income tax basis of $1,159.1 million and $33.9 million as of December 31, 2014 and 2013, respectively.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

(C)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(D)	Represents the percentage of the total principal balance that are 60+ days delinquent, $2.3 million of which are on non-accrual status as of December 31, 2014.

(E)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(F)
Represents a 70% interest we hold in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million and $0.2 million at December 31, 2014 and December 31, 2013, respectively, and 77% and 82% of these loans outstanding at each respective date have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(G)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(H)
Includes loans that are current or less than 30 days past due at acquisition where we expect to collect all contractually required principal and interest payments. Presented net of unamortized discounts and premiums of $15.2 million.

(I)	Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Subsequent to December 31, 2014, we obtained financing for $34.3 million of real estate owned and $28.2 million of non-performing residential mortgage loans, respectively, with a $30.6 million repurchase facility and used the proceeds to fully pay down another outstanding repurchase facility. Borrowings on this facility bear an interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.75% and has an expected repayment date of May 28, 2016. This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.
As a result of ASU No. 2014-11 (Note 2), we have determined that, as of January 1, 2015, our linked transactions will be accounted for as secured borrowings. As a result, $32.4 million carrying amount of derivatives will be removed from the balance sheet and replaced with $116.7 million carrying amount of Non-Agency RMBS, $1.6 million carrying amount of Residential Mortgage Loans, Held-for-Investment and $85.9 million of Repurchase Agreements.

Subsequent to December 31, 2014 and prior to February 28, 2015, New Residential sold non-performing residential mortgage loans with a UPB of $135.2 million for proceeds of $102.8 million.

Subsequent to December 31, 2014 and prior to February 28, 2015, New Residential committed to sell re-performing and non-performing residential mortgage loans with a UPB of approximately $699.9 million.

Other

Consumer Loans

On April 1, 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors LLC acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes that had a maturity of April 2021, and paid a coupon of 3.75%. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion of asset-backed notes for 96% of par. These notes were subordinate to the debt issued in April 2013, had a maturity of December 2024, and paid a coupon of 4%.

On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The proceeds in excess of the refinanced debt were distributed to the co-investors. We received approximately $337.8 million which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million. We used the proceeds to pay down a $125.0 million repurchase agreement that was scheduled to mature in January 2015. Subsequent to this refinancing, we have discontinued recording our share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative cash distributions. As a result, cash distributions of $11.9 million were recorded as additional gain in the fourth quarter of 2014.
The table below summarizes the collateral characteristics of the consumer loans as of December 31, 2014 (dollars in thousands):

	Collateral Characteristics
	UPB(A)	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(B)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(C)	Delinquency 60 Days(C)	Delinquency 90+ Days(C)	CRR(D)	CDR(E)
Consumer Loans	$2,589,748	62.8%	30.3%	281,683	635	18.1%	10.6%	115	3.6	3.3%	1.8%	3.0%	15.1%	7.8%

(A)	As of November 30, 2014.

(B)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

Our Excess MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 12 to our consolidated financial statements. The inputs used in the valuation of Excess MSRs include prepayment speed, delinquency rate, recapture rate, excess mortgage servicing amount and discount rate. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. Management validates significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate.

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

Investments in Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted using an effective yield or “interest” method, based upon the expected income from the Excess MSRs through the expected life of the underlying mortgages. The inputs used in estimating cash flows are generally the same as those used in estimating fair value, and are subject to the same judgments and uncertainties. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, our policy is to recognize interest income only on Excess MSRs in existing eligible underlying mortgages.

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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of December 31, 2014 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2014	$417,733

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$451,505	$434,022	$402,989	$389,171
Change in estimated fair value:
Amount	$33,772	$16,289	$(14,744)	$(28,562)
%	8.1%	3.9%	(3.5)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$453,949	$435,319	$401,587	$386,299
Change in estimated fair value:
Amount	$36,216	$17,586	$(16,146)	$(31,434)
%	8.7%	4.2%	(3.9)%	(7.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$421,786	$419,842	$415,957	$414,012
Change in estimated fair value:
Amount	$4,053	$2,109	$(1,776)	$(3,721)
%	1.0%	0.5%	(0.4)%	(0.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$409,637	$413,739	$422,112	$426,391
Change in estimated fair value:
Amount	$(8,096)	$(3,994)	$4,379	$8,658
%	(1.9)%	(1.0)%	1.0%	2.1%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of December 31, 2014 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2014	$330,876

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$358,313	$344,020	$318,757	$307,558
Change in estimated fair value:
Amount	$27,437	$13,144	$(12,119)	$(23,318)
%	8.3%	4.0%	(3.7)%	(7.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$359,953	$344,947	$317,676	$305,282
Change in estimated fair value:
Amount	$29,077	$14,071	$(13,200)	$(25,594)
%	8.8%	4.3%	(4.0)%	(7.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$336,266	$333,571	$328,182	$325,487
Change in estimated fair value:
Amount	$5,390	$2,695	$(2,694)	$(5,389)
%	1.6%	0.8%	(0.8)%	(1.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$320,179	$325,494	$336,328	$341,850
Change in estimated fair value:
Amount	$(10,697)	$(5,382)	$5,452	$10,974
%	(3.2)%	(1.6)%	1.6%	3.3%

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

We categorize servicer advance investments under Level 3 of the GAAP hierarchy, since we use internal pricing models to estimate the future cash flows related to the servicer advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. In order to evaluate the reasonableness of its fair value determinations, management engages an independent valuation firm to separately measure the fair value of its servicer advances investment. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range.

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $500.0 million per year on average over the weighted average life of the investment held as of December 31, 2014, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

We expect that any RMBS we acquire will be categorized under Level 2 or Level 3 of the GAAP hierarchy, depending on the observability of the inputs. Fair value may be based upon broker quotations, counterparty quotations, pricing service quotations or internal pricing models. The significant inputs used in the valuation of our securities include the discount rate, prepayment speeds, default rates and loss severities, as well as other variables.

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

Impairment of Performing Loans

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

Our residential mortgage loans are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Pools of loans are evaluated based on criteria such as an analysis of borrower performance, credit ratings of borrowers, loan to value ratios, the estimated value of the underlying collateral, the key terms of the loans and historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held-for-sale” and recorded at the lower of cost or estimated value.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCI loans (described below), are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan.

Loans, other than PCI loans, are generally charged off or charged down to the net realizable value of the underlying collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, when available information indicates that loans are uncollectible.

Determinations of whether a loan is collectible are inherently uncertain and subject to significant judgment.

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

The excess of the total cash flows (both principal and interest) expected to be collected over the carrying value of the PCI loans is referred to as the accretable yield. This amount is not reported on our Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated life of the pool of loans.

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

The excess of the total contractual cash flows over the cash flows expected to be collected is referred to as the nonaccretable difference. This amount is not reported on our Consolidated Balance Sheets and represents an estimate of the amount of principal and interest that will not be collected.

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

Real Estate Owned (REO)

REO assets are those individual properties where we receive the property in satisfaction of a debt (e.g., by taking legal title or physical possession). We recognize REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. We measure REO assets at the lower of cost or fair value, with valuation changes recorded in other income. REO is illiquid in nature and its valuation is subject to significant uncertainty and judgment and is greatly impacted by local market conditions.

Derivatives

We financed certain investments with the same counterparty from which we purchased those investments, and we accounted for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, we recorded a non-hedge derivative instrument on a net basis. We also enter into various economic hedges, particularly TBAs and interest rate swaps and caps. Changes in market value of non-hedge derivative instruments and economic hedges are recorded as “Other Income” in the Consolidated Statements of Income. The assets underlying linked transactions include loans and securities, whose valuation is subject to significant judgment and uncertainty as described above.

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

Our investments and certain other interests in Non-Agency RMBS are variable interests. We monitor these investments and analyze the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements.

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

We have invested in servicer advances, including the basic fee component of the related MSRs, primarily through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of December 31, 2014, we owned an approximately 44.5% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for New Residential in the first quarter of 2015. Early adoption is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential has determined that, as of January 1, 2015, its linked transactions will be accounted for as secured borrowings as further described in Note 18 to our consolidated financial statements.

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

New Residential adopted ASU No. 2014-14 as of September 30, 2014, as it relates to the reverse mortgage portfolio. This portfolio is comprised primarily of U.S. Department of Housing and Urban Development (HUD)-guaranteed reverse mortgage loans. Upon foreclosure of a reverse mortgage loan, New Residential receives the real estate property in satisfaction of the loan and intends to dispose of the property for the best possible economic value. To the extent the liquidation proceeds are less than the unpaid principal balance (UPB) of the loan, New Residential submits a claim to HUD for the lesser of the remaining UPB or the pre-determined HUD claim amount. New Residential’s exposure to market risk while the foreclosed property is in its possession is limited to the extent the HUD claim amount is unlikely to cover any shortfall in property disposal proceeds. After the adoption of ASU No. 2014-14, upon foreclosure of a guaranteed reverse mortgage loan, New Residential records a “receivable from government agency” for the expected liquidation proceeds, comprised of both the property disposal proceeds and the maximum HUD claim amount. New Residential used the modified retrospective transition method of adoption which resulted in no cumulative-effect adjustment as of the beginning of the current fiscal year.

In February 2015, the FASB issued ASU 2015-02, Consolidation. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for New Residential in the first quarter of 2016. Early adoption is permitted. New Residential does not expect the adoption of this new guidance to have an impact on its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.
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
The following tables summarize the changes in our results of operations from year-to-year (dollars in thousands):
Comparison of Results of Operations for the years ended December 31, 2014 and 2013

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$346,857	$87,567	$259,290	296.1%
Interest expense	140,708	15,024	125,684	836.6%
Net Interest Income	206,149	72,543	133,606	184.2%
Impairment
Other-than-temporary impairment (“OTTI”) on securities	1,391	4,993	(3,602)	(72.1)%
Valuation allowance on loans and real estate owned	9,891	461	9,430	2,045.6%
	11,282	5,454	5,828	106.9%
Net interest income after impairment	194,867	67,089	127,778	190.5%
Other Income
Change in fair value of investments in excess mortgage servicing rights	41,615	53,332	(11,717)	(22.0)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	57,280	50,343	6,937	13.8%
Change in fair value of investments in servicer advances	84,217	—	84,217	N.M.
Earnings from investments in consumer loans, equity method investees	53,840	82,856	(29,016)	(35.0)%
Gain on consumer loans investment	92,020	—	92,020	N.M.
Gain on settlement of investments, net	35,487	52,657	(17,170)	(32.6)%
Other income	10,629	1,820	8,809	484.0%
	375,088	241,008	134,080	55.6%
Operating Expenses
General and administrative expenses	27,001	9,975	17,026	170.7%
Management fee allocated by Newcastle	—	4,134	(4,134)	(100.0)%
Management fee to affiliate	19,651	11,209	8,442	75.3%
Incentive compensation to affiliate	54,334	16,847	37,487	222.5%
Loan servicing expense	3,913	309	3,604	1,166.3%
	104,899	42,474	62,425	147.0%
Income (Loss) Before Income Taxes	465,056	265,623	199,433	75.1%
Income tax expense	22,957	—	22,957	N.M.
Net Income (Loss)	$442,099	$265,623	$176,476	66.4%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$89,222	$(326)	$89,548	N.M.
Net Income (Loss) Attributable to Common Stockholders	$352,877	$265,949	$86,928	32.7%
Interest Income
Interest income increased by $259.3 million primarily attributable to incremental interest income of (i) $185.8 million from servicer advances that we acquired subsequent to December 16, 2013; (ii) $44.6 million from real estate loans, in which we made substantial new investments including those acquired through our exercise of call rights with respect to certain securitization trusts master serviced, or serviced, by Nationstar subsequent to December 31, 2013; (iii) $8.3 million from our acquisitions of Excess MSR investments during and after the year ended December 31, 2013, and (iv) an increase of $20.7 million from real estate securities during the year ended December 31, 2014.
Interest Expense
Interest expense increased by $125.7 million primarily attributable to incremental interest expense of (i) $107.1 million from notes payable for servicer advances that we acquired subsequent to December 16, 2013; (ii) $11.1 million from repurchase agreements and notes payable on real estate loans, in which we made substantial new investments including those acquired through our exercise of call rights with respect to certain securitization trusts master serviced, or serviced, by Nationstar subsequent to December 31, 2013; (iii) $4.2 million from interest on a repurchase agreement secured by our consumer loan investment that we entered into in January 2014 and paid in full in October 2014; (iv) an increase of $1.8 million from repurchase agreements on real estate securities during the year ended December 31, 2014, and (v) $1.5 million from interest on a secured corporate loan, which we entered into at the end of the year ended December 31, 2013, paid off in full in June 2014.
Other than Temporary Impairment (“OTTI”) on Securities
The other-than-temporary impairment on securities decreased by $3.6 million primarily due to the recognition of impairment of $3.8 million on our real estate securities in connection with the spin-off on May 15, 2013 and subsequent impairment of $1.2 million during the year ended December 31, 2013, partially offset by $1.4 million of impairment recognized on our real estate securities during the year ended December 31, 2014.
Valuation Allowance on Loans and Real Estate Owned
The valuation allowance on loans increased by $9.4 million primarily due to our substantial new investments in real estate loans and related $7.3 million lower of cost or market adjustments on loans held-for-sale and REO and a $2.1 million increased allowance for loan losses on our residential mortgage loans held-for-investment primarily driven by the expected extended timing of future cash flows.
Change in Fair Value of Investments in Excess Mortgage Servicing Rights
The change in fair value of investments in excess mortgage servicing rights decreased $11.7 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease primarily relates to higher mark-to-market fair value adjustments of $53.3 million during the year ended December 31, 2013 compared to adjustments of $41.6 million during the year ended December 31, 2014 experienced by the portion of our excess mortgage servicing portfolio held during both periods.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased $6.9 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase primarily relates to improved performance during the year ended December 31, 2014 reflected in higher mark-to-market fair value adjustments of $57.3 million during the year ended December 31, 2014 compared to adjustments of $50.3 million during the year ended December 31, 2013

Change in Fair Value of Investments in Servicer Advances
The change in fair value of investments in servicer advances increased $84.2 million due to the acquisition of servicer advances in December 2013 and subsequent increases in value.
Earnings from Investments in Consumer Loans, Equity Method Investees

Earnings from investments in consumer loans, equity method investees decreased $29.0 million. We purchased our interest in the Consumer Loan Companies in April 2013, recording nine months of income on the investment in 2013. On October 3, 2014 we discontinued recording our share of the underlying earnings of the Consumer Loan Companies subsequent to the refinancing of the outstanding debt on October 3, 2014 that resulted in a distribution to us in excess of our investment basis. Therefore nine months of income on the investment was also recorded in 2014. The decrease in earnings year over year is primarily attributable to a decrease in net interest income of $17.8 million, an increase in the provision for finance receivable losses of $6.5 million, an increase in the fair value of debt of $4.4 million, a decrease in other income of $1.7 million, a decrease in operating expenses of $7.7 million and a loss on extinguishment of debt of $6.3 million that was incurred in association with the October 3, 2014 refinancing.

Gain on Consumer Loans Investment

The gain on consumer loans investment increased $92.0 million due to cash distributions in excess of our GAAP basis, of which (i) $80.1 million relates to a one-time cash distribution on October 3, 2014 primarily resulting from the Consumer Loan Companies' refinancing asset-backed notes with an asset-backed securitization and (ii) $11.9 million of recurring cash distributions to us after October 3, 2014.
Gain on Settlement of Investments, net
Gain on settlement of investments, net decreased by $17.2 million primarily related to (i) net losses of $36.2 million on the sale of derivatives and (ii) realized loss of $3.7 million on the sale of REO partially offset by (i) an increase of $13.0 million of incremental net gains recognized from the sale of real estate securities sold during the year ended December 31, 2014 compared to those sold during the year ended December 31, 2013; (ii) a gain of $3.6 million related to residential loans held-for-investment that were sold, and (iii) a net gain of $6.3 million related to the securitizations of real estate loans.
Other Income
Other income increased by $8.8 million primarily attributable to a breakup fee of $5.0 million earned on a deal termination during the year ended December 31, 2014 and a net gain on transfer of loans to real estate owned of $17.5 million, partially offset by an increased unrealized loss on derivatives of $13.0 million during the year ended December 31, 2014.
General and Administrative Expenses

General and administrative expenses increased by $17.0 million primarily due to an increase of (i) $2.9 million from deal costs associated with the securitization of loans acquired through our exercise of call rights with respect to certain securitization trusts master serviced, or serviced by, Nationstar; (ii) $1.1 million of expenses related to our REO assets primarily acquired during the year ended December 31, 2014; (iii) $1.9 million from other tax expense; (iv) $6.5 million from professional fees primarily from increased deal activity, and (v) $4.6 million due to an increase in operating expenses as a result of our becoming an independent, publicly-traded REIT following the spin-off from Newcastle on May 15, 2013 as well as the expansion of our asset portfolio.
Management Fee Allocated by Newcastle
There were no management fees allocated by Newcastle during the year ended December 31, 2014 due to the management agreement becoming effective on May 15, 2013 and no management fees being allocated subsequent to that date. Prior to May 15, 2013, we were allocated $4.1 million of management fees by Newcastle for the year ended December 31, 2013.
Management Fee to Affiliate
Management fee to affiliate increased $8.4 million as a result of the management agreement becoming effective on May 15, 2013 and subsequent increases in our gross equity.

Incentive Compensation to Affiliate
Incentive compensation to affiliate increased $37.5 million primarily due to an increase in eligible earnings above our hurdle rate and increased gains on settlement of investments.

Loan Servicing Expense

Loan servicing expense increased by $3.6 million in fees to service residential mortgage loans that we purchased and acquired through our exercise of call rights with respect to certain securitization trusts master serviced, or serviced, by Nationstar subsequent to December 31, 2013.

Income Tax Expense
Income tax expense increased by $23.0 million due to the acquisition of servicer advances held in a taxable REIT subsidiary in December 2013 and subsequent taxable income recognized.
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries
Noncontrolling interests in income (loss) of consolidated subsidiaries increased $89.5 million due to the acquisition of investments in servicer advances held by a less than wholly owned subsidiary at the end of the fourth quarter of the year ended December 31, 2013 and subsequent income recognized.

Comparison of Results of Operations for the years ended December 31, 2013 and 2012

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Interest income	$87,567	$33,759	$53,808	159.4%
Interest expense	15,024	704	14,320	2,034.1%
Net Interest Income	72,543	33,055	39,488	119.5%
Impairment
Other-than-temporary impairment (“OTTI”) on securities	4,993	—	4,993	N.M.
Valuation allowance on loans	461	—	461	N.M.
	5,454	—	5,454	N.M.
Net interest income after impairment	67,089	33,055	34,034	103.0%
Other Income
Change in fair value of investments in excess mortgage servicing rights	53,332	9,023	44,309	491.1%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	50,343	—	50,343	N.M.
Earnings from investments in consumer loans, equity method investees	82,856	—	82,856	N.M.
Gain on settlement of investments, net	52,657	—	52,657	N.M.
Other income	1,820	8,400	(6,580)	(78.3)%
	241,008	17,423	223,585	1,283.3%
Operating Expenses
General and administrative expenses	9,975	5,878	4,097	69.7%
Management fee allocated by Newcastle	4,134	3,353	781	23.3%
Management fee to affiliate	11,209	—	11,209	N.M.
Incentive compensation to affiliate	16,847	—	16,847	N.M.
Loan servicing expense	309	—	309	N.M.
	42,474	9,231	33,243	N.M.
Income (Loss) Before Income Taxes	265,623	41,247	224,376	544.0%
Income tax expense	—	—	—	N.M.
Net Income (Loss)	$265,623	$41,247	$224,376	544.0%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$(326)	$—	$(326)	N.M.
Net Income (Loss) Attributable to Common Stockholders	$265,949	$41,247	$224,702	544.8%

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

Gain on Settlement of Investments, net

Gain on settlement of investments, net increased by $52.7 million due to the sale of Non-Agency RMBS during the year ended
December 31, 2013.

Other Income

Other income decreased by $6.6 million as the income recognized during the year ended December 31, 2012 represented a non-recurring breakup fee of $8.4 million due to a proposed investment that was not completed partially offset by a $1.8 million unrealized gain on linked transactions accounted for as derivatives during the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million primarily due to an increase in operating expenses as a result of our becoming an independent, publicly-traded REIT following the spin-off from Newcastle on May 15, 2013.

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

Loan Servicing Expense

Loan servicing expense increased by $0.3 million due to our acquisition of residential mortgage loans during the year ended December 31, 2013.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, servicer advances, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments (including margin) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends.

Our primary sources of financing currently are notes payable and repurchase agreements, although we may also pursue other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2014, we had outstanding repurchase agreements with an aggregate face amount of approximately $867.3 million to finance $1,388.6 million UPB of residential mortgage loans, approximately $35.1 million to finance our investments in real estate owned, approximately $539.0 million to finance $1.8 billion face amount of Non-Agency RMBS and approximately $1.7 billion to finance $1.6 billion face amount of Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. (The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3%-4% for Agency RMBS, 15%-45% for Non-Agency RMBS, and 23%-30% for residential mortgage loans.) During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our repurchase agreements will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our residential securities and loans, (ii) the difference between (a) accretion and unrealized gains and losses recorded with respect to our Excess MSR (direct and indirect) and servicer advance investments and (b) cash received therefrom, (iii) unrealized gains and losses on our derivatives and other-than-temporary impairment, if any, and (iv) deferred taxes. In addition, cash received by our consumer loan joint ventures was, until recently, required to be used to repay the related debt and was therefore not available to fund other cash needs.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

December 31, 2014(A)											December 31, 2013
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value
Repurchase Agreements(B)
Agency RMBS(C)	Various	$1,707,602	$1,707,602	Jan-15 to Feb-15	0.35%	0.1	$1,646,361	$1,724,329	$1,740,163	5.0	$1,332,954
Non-Agency RMBS(D)	Various	539,049	539,049	Jan-15 to Mar-15	1.52%	0.1	1,798,586	690,507	702,572	6.3	287,757
Residential Mortgage Loans(E)	Various	867,334	867,334	Jan-15 to Aug-16	2.56%	1.2	1,388,615	1,145,122	1,145,122	4.0	—
Real Estate Owned(F)	Various	35,105	35,105	Jan-15 to Aug-16	2.84%	0.7	N/A	N/A	54,124	N/A	—
Total Repurchase Agreements		3,149,090	3,149,090		1.19%	0.4					1,620,711
Notes Payable
Secured Corporate Loan	N/A	—	—	—	—%	—	—	—	—	—	75,000
Servicer Advances(G)	Various	2,890,230	2,890,230	Mar-15 to Mar-17	3.04%	1.5	3,102,492	3,186,622	3,270,839	4.0	2,390,778
Residential Mortgage Loans(H)	Dec-13	22,194	22,194	Oct-15	3.33%	0.8	45,182	26,483	24,965	3.9	22,840
Real Estate Owned(H)	Dec-13	785	785	Oct-15	3.33%	0.8	N/A	N/A	883	N/A	—
Total Notes Payable		2,913,209	2,913,209		3.04%	1.5					2,488,618
Total/Weighted Average		$6,062,299	$6,062,299		2.08%	0.9					$4,109,329

(A)	Excludes debt related to linked transactions (Note 10 to the consolidated financial statements).

(B)	These repurchase agreements had approximately $2.4 million of associated accrued interest payable as of December 31, 2014.

(C)
The counterparties of these repurchase agreements are Bank of America N.A. ($407.3 million), Daiwa ($347.8 million), Jefferies ($341.0 million), Mizuho ($293.6 million), Barclays ($240.8 million), and Morgan Stanley ($77.2 million) and were subject to customary margin call provisions. All of the Agency RMBS repurchase agreements have a fixed rate.

(D)
The counterparties of these repurchase agreements are Credit Suisse ($134.5 million), UBS ($165.6 million), Bank of America N.A. ($105.1 million), Goldman Sachs ($72.1 million), Royal Bank of Canada ($55.7 million), and Barclays ($6.0 million) and were subject to customary margin call provisions. All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates.

(E)
The counterparties on these repurchase agreements are Credit Suisse ($345.7 million maturing in November 2015), Nomura ($299.5 million maturing in May 2016), Bank of America N.A. ($198.5 million maturing in August 2016),

Citibank ($19.4 million maturing in May 2015) and Royal Bank of Scotland ($4.2 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)
The counterparties of these repurchase agreements are Royal Bank of Scotland ($17.1 million), Nomura ($13.7 million), Bank of America, N.A. ($2.6 million) and Credit Suisse ($1.7 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(G)
$1.1 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.5% to 2.1%.

(H)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

In October 2014, we paid off the outstanding Consumer loan repurchase agreement with Credit Suisse for approximately $125.0 million.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

The following table provides additional information regarding our short-term borrowings (dollars in thousands).

		Year Ended December 31, 2014(A)
	Outstanding Balance at December 31, 2014	Average Daily Amount Outstanding(B)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,707,602	$1,342,608	$1,719,621	0.34%
Non-Agency RMBS	539,049	413,713	885,639	1.86%
Residential Mortgage Loans	369,357	39,388	869,283	2.90%
Real Estate Owned	18,844	13,440	18,844	2.90%
Notes Payable
Servicer Advances	384,894	1,592,403	3,386,396	2.09%
Residential Mortgage Loans	22,194	21,339	23,914	3.33%
Real Estate Owned	785	729	785	3.33%
Total/Weighted Average	$3,042,725	$3,423,620	$6,904,482	1.18%

(A)	Note this excludes debt related to linked transactions. See Note 10 to the Consolidated Financial Statements included in this report for additional information on linked transactions.

(B)	Represents the average for the period the debt was outstanding.

Repurchase Agreements
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

Servicer Advance Notes Payable issued by the Buyer (the "Notes")

Following their revolving period, principal will be paid on the Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The revolving periods for $1.3 billion of the Notes have ended. The revolving period for $310.6 million of the Notes ends on the earlier of March 2015 and the occurrence of an early amortization event or a target amortization event. The revolving period for $809.8 million of the Notes ends on the earlier of May 2016 and the occurrence of an early amortization event or a target amortization event. The revolving period for $1.0 billion of the Notes ends on the earlier of July 2016 and the occurrence of an early amortization event or a target amortization event. The revolving periods for $179.9 million of the Notes ends on the earlier of September 2016 and the occurrence of an early amortization event or a target amortization event. The revolving period for $509.4 million of the Notes ends on the earlier of March 2017 and the occurrence of an early amortization event or a target amortization event. Upon the occurrence of an early amortization event or a target amortization event, there is either an interest rate increase on the Notes, a rapid amortization of the Notes or an acceleration of principal repayment, or all of the foregoing.
The early amortization and target amortization events under the Notes include: (i) the occurrence of an event of default under the transaction documents, (ii) failure to satisfy an interest coverage test, (iii) the occurrence of any servicer default or termination event for pooling and servicing agreements representing 15% or more (by mortgage loan balance as of the date of termination) of all the pooling and servicing agreements related to the purchased basic fee subject to certain exceptions; (iv) failure to satisfy a collateral performance test measuring the ratio of collected advance reimbursements to the balance of advances; (v) for certain Notes, failure to satisfy minimum tangible net worth requirements for the Buyer; (vi) for certain Notes, failure to satisfy minimum liquidity requirements for Nationstar and the Buyer, (vii) for certain Notes, failure to satisfy leverage tests for the Buyer; (viii) for certain Notes, a change of control of the Buyer; (ix) for certain Notes, certain judgments against the Buyer or certain subsidiaries in excess of certain thresholds; (x) for certain Notes, payment default under, or an acceleration of, other debt of the Buyer; (xi) failure to deliver certain reports; and (xii) material breaches of any of the transaction documents.
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
The definitive documents related to the Notes also contain customary events of default, including, among others, (i) non-payment of principal, interest or other amounts when due, (ii) insolvency of Nationstar, the Buyer, or certain subsidiaries; (iii) the applicable issuer becoming subject to registration as an “investment company” within the meaning of the 1940 Act; (iv) Nationstar or the Buyer fails to comply with the deposit and remittance requirements set forth in any pooling and servicing agreement or such definitive documents; and (v) Nationstar’s failure to make an indemnity payment after giving effect to any applicable grace period. Upon the occurrence and during the continuance of an event of default under any facility, the requisite percentage of the related noteholders may declare the Notes and all other obligations of the applicable issuer immediately due and payable and may terminate the commitments. A bankruptcy event of default causes such obligations automatically to become immediately due and payable and the commitments automatically to terminate.
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
Subsequent Events

Subsequent to December 31, 2014, we paid off $1.0 billion of Agency RMBS financing within various repurchase facilities as a result of sales. In addition, we rolled $40.1 million within various repurchase facilities to mature between March 2015 and May 2015.

Subsequent to December 31, 2014, we paid off $175.3 million of Non-Agency RMBS financing within various repurchase facilities as a result of sales. In addition, we rolled $11.4 million within various repurchase facilities to mature between March 2015 and May 2015.

Subsequent to December 31, 2014, we obtained financing for $34.3 million of real estate owned and $28.2 million of non-performing residential mortgage loans, respectively, with a $30.6 million repurchase facility and used the proceeds to fully pay down another outstanding repurchase facility. Borrowings on this facility bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.75% and have an expected repayment date of May 28, 2016. This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.

Subsequent to December 31, 2014, we entered into a $100.0 million secured corporate loan with Credit Suisse First Boston Mortgage Capital, LLC, an affiliate of Credit Suisse Securities (USA) LLC. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.75%. The loan contains customary covenants and event of default provisions.

Subsequent to December 31, 2014, the Buyer entered into agreements to increase financing pursuant to one servicer advance facility and one of the notes, which will settle in March 2015. The facility will increase capacity from $500.0 million to $1.0 billion, and the note will increase from $650.0 million to $800.0 million and will have a fixed interest rate equal to 2.50% with an expected repayment date of March 2017.

As a result of ASU No. 2014-11 (Note 2), we have determined that, as of January 1, 2015, our linked transactions will be accounted for as secured borrowings. As a result, $32.4 million carrying amount of derivatives will be removed from the balance sheet and replaced with $116.7 million carrying amount of Non-Agency RMBS, $1.6 million carrying amount of Residential Mortgage Loans, Held-for-Investment, and $85.9 million of Repurchase Agreements.

Maturities

Our debt obligations as of December 31, 2014, as summarized in Note 11 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse(A)	Total
2015	$631,604	$2,411,121	$3,042,725
2016	2,309,062	201,112	2,510,174
2017	509,400	—	509,400
	$3,450,066	$2,612,233	$6,062,299

(A)	Excludes recourse debt related to linked transactions. Refer to Note 10 to our Consolidated Financial Statements included herein.

The repurchase agreements with full recourse to us include the financing of $1,466.8 million face amount of Agency RMBS, $533.1 million face amount of the Non-Agency RMBS, $567.9 million face amount of the Residential Mortgage Loans, and $21.4 million of Real Estate Owned, while the financing of $6.0 million face amount of the Non-Agency RMBS, $240.8 million face amount of the Agency RMBS, $299.5 million face amount of the Residential Mortgage Loans repurchase agreements and $13.7 million of Real Estate Owned is non-recourse debt. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 1.9% and 25.4%, respectively, and for residential mortgage loans was 25.1% during the year ended December 31, 2014. The notes payable with full recourse to us include the financing of $22.2 million face amount of Residential Mortgage Loans, and $0.8 million of Real Estate Owned, while $2,890.2 million face amount of Servicer Advances notes payable are non-recourse debt.

Borrowing Capacity

The following table represents our borrowing capacity as of December 31, 2014 (in thousands):

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans(A)	Real Estate Loans	$2,074,991	$903,747	$1,171,244
Notes Payable
Servicer Advances(B)	Servicer Advances	4,300,900	2,890,230	1,410,670
		$6,375,891	$3,793,977	$2,581,914

(A)	Includes $25.0 million of borrowing capacity and $1.3 million of balance outstanding related to one of our linked transactions (Note 10 to our Consolidated Financial Statements).

(B)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.2% fee on the unused borrowing capacity.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12 month period or a 35% decline over any 3 month period and a 4:1 indebtedness to tangible net worth provision. We were in compliance with all of our debt covenants as of December 31, 2014.

Stockholders’ Equity

Common Stock

Our certificate of incorporation authorizes 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At the time of the completion of the spin-off, there were 126,512,823 outstanding shares of common stock which was based on the number of Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of our common stock for each share of Newcastle common stock (adjusted for the reverse split described below).
Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, the 10.7 million options that were held by FIG LLC (the Manager), or by the directors, officers or employees, of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

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

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2014.

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

As of December 31, 2014, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $31.52 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013 (as well as options issued by us in 2013 and 2014) had a weighted average strike price of $9.04. Our outstanding options as of December 31, 2014 were summarized as follows:

	December 31, 2014
	Issued Prior to 2011	Issued in 2011 - 2014	Total
Held by the Manager	473,377	8,432,597	8,905,974
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	125,622	1,700,497	1,826,119
Issued to the independent directors	1,000	4,000	5,000
Total	599,999	10,137,094	10,737,093

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2013	$3,214
Net unrealized gain (loss) on securities	89,415
Reclassification of net realized (gain) loss on securities into earnings	(64,310)
Accumulated other comprehensive income, December 31, 2014	$28,319

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2014, we recorded unrealized gains on our real estate securities primarily caused by a net tightening of credit spreads. We recorded OTTI charges of $1.4 million with respect to real estate securities and realized gains of $65.7 million on sales of real estate securities.

See “— Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends

We are organized and intend to conduct our operations to qualify as a REIT for U.S. federal income tax purposes. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or raise capital to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
June 30, 2013	July 31, 2013	$0.14
September 30, 2013	October 31, 2013	$0.35
December 31, 2013	January 31, 2014	$0.50	(A)
March 31, 2014	April 30, 2014	$0.35
June 30, 2014	July 31, 2014	$0.50	(A)
September 30, 2014	October 31, 2014	$0.35
December 31, 2014	January 30, 2015	$0.38

(A)    Includes a $0.15 special cash dividend made in connection with REIT distribution requirements.

Cash Flow
We did not have any cash balance during periods prior to April 5, 2013, which is the first date Newcastle contributed cash to us. All of our cash activity occurred in Newcastle’s accounts prior to April 5, 2013.
Operating Activities

2014 vs. 2013
Net cash flow provided by operating activities increased approximately $2.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Operating cash flows of $153.8 million for the year ended December 31, 2014 primarily consisted of net interest income received of $101.8 million, distributions of earnings from equity method investees of $107.3 million, a fee of $5.0 million earned on a terminated deal, and decreased restricted cash of $3.9 million. These amounts were partially offset by incentive compensation and management fees paid to the Manager of $36.3 million, income taxes paid of $14.1 million, and other outflows of approximately $13.7 million that primarily consisted of general and administrative costs.

2013 vs. 2012

Net cash flow provided by operating activities increased approximately $152.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Operating cash flows increased $132.9 million as a result of an increase in net interest income received of $51.3 million and an increase in distributions of earnings from equity method investees of $127.3 million. These increases were partially offset by an increase in general and administrative expenses paid of $42.9 million and an increase in restricted cash of $2.8 million. Cash proceeds from investments, in excess of interest income, decreased by $1.7 million primarily due to proceeds received from Excess MSRs and real estate securities prior to the spin-off, which was driven by our additional acquisitions in the first quarter of 2013. Net cash proceeds deemed as capital distributions to Newcastle decreased $21.7 million primarily due to a decrease in cash proceeds from investments, in excess of interest income, of $1.7 million and the increase in operating cash flow deemed as capital distributions prior to the contribution of cash by Newcastle to us.

Investing Activities

Cash flows used in investing activities were $2.0 billion and $993.5 million for the year ended December 31, 2014 and December 31, 2013, respectively. No cash flow from investing activities was recorded prior to the date of contribution of cash by Newcastle to New Residential. Investing activities after this date consisted primarily of the acquisition of excess mortgage servicing rights, servicer advances and real estate securities and loans, net of principal repayments from servicer advances, Agency RMBS and Non-Agency RMBS as well as proceeds from the sale of real estate securities and loans, return of capital from our consumer loans investment and derivative cash flows.
Financing Activities
Cash flows provided by financing activities were approximately $1.8 billion and $1.1 billion during the years ended December 31, 2014 and December 31, 2013, respectively. No cash flow from financing activities was recorded prior to the date of contribution of cash by Newcastle to New Residential. Financing activities after this date consisted primarily of borrowings net of repayments under debt obligations, capital contributions by Newcastle (prior to spin-off), capital contributions net of distributions from noncontrolling interests in the equity of a consolidated subsidiary, net proceeds from the issuance of common stock, and dividends.
INTEREST RATE, CREDIT AND SPREAD RISK
We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
OFF-BALANCE SHEET ARRANGEMENTS
On April 1, 2013, we completed, through the Consumer Loan Companies, a co-investment in a portfolio of consumer loans. The Consumer Loan Companies initially financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion of asset-backed notes. These notes were subordinate to the $2.2 billion of debt issued in April 2013. We have 30% membership interests in each of the Consumer Loan Companies and do not consolidate them. On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion which bears a weighted average interest of approximately 3.8%. The excess proceeds were distributed to the co-investors. We received approximately $337.8 million which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million.

We also had approximately $85.9 million of repurchase agreements as of December 31, 2014 in transactions accounted for as “linked transactions.” See Note 10 to our consolidated financial statements included in this report.

We had material off-balance sheet arrangements related to our non-consolidated securitizations of mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit and repurchase losses related to these non-recourse, off-balance sheet financings is limited to $51.6 million. As of December 31, 2014, there was $949.3 million in total outstanding unpaid principal balance of mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

 We did not have any other off-balance sheet arrangements as of December 31, 2014. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.
CONTRACTUAL OBLIGATIONS
As of December 31, 2014, we had the following material contractual obligations (payments in thousands):

Contract	Terms

Debt Obligations

Repurchase Agreements	Described under Note 11 to our consolidated financial statements.

Notes Payable:

Servicer Advance Financing	Described under Note 11 to our consolidated financial statements.

Residential Mortgage Loan Financing	Described under Note 11 to our consolidated financial statements.

Other Contractual Obligations

Management Agreement
For its services, our Manager is entitled to management fees, incentive fees, and reimbursement for certain expenses, as defined in, and in accordance with the terms of, the Management Agreement. Such terms are described in Note 15 to our consolidated financial statements.

Servicer Advances	Investment commitments not yet funded as of December 31, 2014.

MSR Investments	Investment commitments not yet funded as of December 31, 2014.

Interest Rate Swaps	Described under Note 10 to our consolidated financial statements.

	Fixed and Determinable Payments Due by Period
Contract	2015	2016-2017	2018-2019	Thereafter	Total
Debt Obligations
Repurchase Agreements(A)	$2,246,651	$—	$—	$—	$2,246,651
Servicer Advance Financing(B)	384,894	2,505,336	—	—	2,890,230
Residential Mortgage Loan Financing(A)	391,551	497,977	—	—	889,528
Real Estate Owned Financing(A)	19,629	16,261	—	—	35,890
Other Contractual Obligations
Management Agreement(C)	75,348	42,028	42,028	525,351	684,755
Servicer Advances(D)	135,932	—	—	—	135,932
MSR Investments(D)	7,200	—	—	—	7,200
Interest rate swaps(E)	—	3,697	2,122	3,416	9,235
Total	$3,261,205	$3,065,299	$44,150	$528,767	$6,899,421

(A)
Repurchase and other agreements, which have not been term financed, and mature within one year of our financial statement date, are included in this table assuming no interest. Excludes financings accounted for as linked transactions (refer to Note 10 to our consolidated financial statements included herein).

(B)	The servicer advance financing is comprised of notes payable. As this balance fluctuates based on future events and assumptions, it is included in this table assuming no interest.

(C)
Amounts reflect management fees and full expense reimbursements for the next 30 years, assuming no change in gross equity. Incentive fee is included for the amount currently outstanding as of December 31, 2014.

(D)	Amounts represent the equity components of investment commitments that were not yet funded as of December 31, 2014.

(E)	The amounts reflected assume that these agreements are terminated at their December 31, 2014 fair value and paid at the contractual maturity of the related interest rate swap agreements.

See Notes 14 and 18 to our consolidated financial statements included in this report for information regarding commitments and contracts entered into subsequent to December 31, 2014.
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

With regard to non-capitalized deal inception costs, management does not view these costs as part of our core operations. Non-capitalized deal inception costs are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments. These costs are recorded as "General and administrative expenses" in our Consolidated Statements of Income.

In the fourth quarter of 2014, we modified our definition of core earnings to include accretion on held-for-sale loans as if they continued to be held-for-investment. Although we intend to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, we continue to receive cash flows from such loans and believes that it is appropriate to record a yield thereon. This modification had no impact on core earnings in 2014 or any prior period, but is expected to impact core earnings in periods subsequent to loans being classified as held-for-sale.

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

	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common stockholders	$352,877	$265,949	$41,247
Impairment	11,282	5,454	—
Other Income adjustments:
Other Income	(375,088)	(241,008)	(17,423)
Other Income attributable to non-controlling interests	45,578	—	—
Deferred taxes attributable to Other Income, net of non-controlling interests	15,804	—	—
Total Other Income Adjustments	(313,706)	(241,008)	(17,423)

Incentive compensation to affiliate	54,334	16,847	—
Non-capitalized deal inception costs	10,281	5,698	5,230
Core earnings of equity method investees:
Excess mortgage servicing rights	33,799	23,361	—
Consumer loans	70,394	53,696	—
Core Earnings	$219,261	$129,997	$29,054

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
However, increases or decreases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of changing interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior or subsequent to, and in some cases more or less frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of changing interest rates. See further disclosure regarding our Agency RMBS under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Portfolio – Real Estate Securities – Agency RMBS” for information about the reset terms and “Management’s Discussion and Analysis of Financial Conditions as Results of Operations – Liquidity and Capital Resources – Debt Obligations” for information about related debt.

As of December 31, 2014, an immediate 100 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $14.8 million in 2015, and a 100 basis point decrease in short term interest rates would increase our cash flows by approximately $20.3 million in 2015, based solely on our current net floating rate exposure assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of December 31, 2014 and assuming a LIBOR floor of 0.0%). This does not include any potential impact on loan investments which were sold subsequent to December 31, 2014.

As of December 31, 2014, an immediate 100 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $138.3 million, and a 100 basis point decrease in short term interest rates would decrease our net book value by approximately $116.8 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below. This also does not include any potential impact on loan investments which were sold subsequent to December 31, 2014.
Second, changes in the level of interest rates also affect the yields required by the marketplace on interest rate instruments. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields at the same spread result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.
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
Our Excess MSRs, servicer advances (including the basic fee component of the related MSRs, and the related financing) and loans, including consumer loans, are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs and basic fees to decrease and the value of loans to increase. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs and basic fees to increase and the value of loans to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs, basic fees and loans as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under "—Prepayment Speed Exposure."
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

A further discussion of the sensitivity of our book value to changes in the yields required by the marketplace on interest rate instruments is included below under "—Credit Spread Risk."
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
Prepayment Speed Exposure
Prepayment speeds significantly affect the value of Excess MSRs, basic fees and loans, including consumer loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs or basic fees, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment speeds with respect to our loans could delay our expected cash flows and reduce the yield on these investments.
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
Credit Spread Risk
Credit spreads measure the yield demanded on financial instruments by the market based on their credit relative to U.S. Treasuries, for fixed rate credit, or LIBOR, for floating rate credit. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or “wider”) spread over the benchmark rate to value them.
Widening credit spreads would result in higher yields being required by the marketplace on financial instruments. This widening would reduce the value of the financial instruments we hold at the time because higher required yields result in lower prices on existing financial instruments in order to adjust their yield upward to meet the market. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed above under “—Interest Rate Risk.”

As of December 31, 2014, a 25 basis point increase in credit spreads would decrease our net book value by approximately $42.5 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $46.0 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow. This does not include any potential impact on loan investments which were sold subsequent to December 31, 2014.
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

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Report of Independent Registered Public Accounting Firm
Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of New Residential Investment Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of SpringCastle Finance, LLC, SpringCastle Credit, LLC, SpringCastle America, LLC and SpringCastle Acquisition, LLC (the “Limited Liability Companies”), limited liability companies for the year ended December 31, 2013 in which the Company has a 30% interest. In the consolidated financial statements, the Company’s investment in the Limited Liability Companies is stated at $215,062,000 as of December 31, 2013 and the Company’s equity in the net income of the Limited Liability Companies is stated at $82,856,000 for the year ended December 31, 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Limited Liability Companies, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors for the year ended December 31, 2013, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Residential Investment Corp. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Residential Investment Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of New Residential Investment Corp. and Subsidiaries
We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). New Residential Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, New Residential Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years ended December 31, 2014, 2013 and 2012 of New Residential Investment Corp. and Subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 2, 2015

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2014	2013
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$417,733	$324,151
Excess mortgage servicing rights, equity method investees, at fair value	330,876	352,766
Servicer advances, at fair value	3,270,839	2,665,551
Real estate securities, available-for-sale	2,463,163	1,973,189
Residential mortgage loans, held-for-investment	47,838	33,539
Residential mortgage loans, held-for-sale	1,126,439	—
Real estate owned	61,933	—
Consumer loans, equity method investees	—	215,062
Cash and cash equivalents	212,985	271,994
Restricted cash	29,418	33,338
Derivative assets	32,597	35,926
Other assets	99,869	53,142
	$8,093,690	$5,958,658

Liabilities and Equity

Liabilities
Repurchase agreements	$3,149,090	$1,620,711
Notes payable	2,913,209	2,488,618
Trades payable	2,678	246,931
Due to affiliates	57,424	19,169
Dividends payable	53,745	63,297
Deferred tax liability	15,114	—
Accrued expenses and other liabilities	52,505	6,857
	6,243,765	4,445,583

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 141,434,905 and 126,598,987 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,414	1,266
Additional paid-in capital	1,328,587	1,158,384
Retained earnings	237,769	102,986
Accumulated other comprehensive income, net of tax	28,319	3,214
Total New Residential stockholders’ equity	1,596,089	1,265,850
Noncontrolling interests in equity of consolidated subsidiaries	253,836	247,225
Total Equity	1,849,925	1,513,075
	$8,093,690	$5,958,658
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Interest income	$346,857	$87,567	$33,759
Interest expense	140,708	15,024	704
Net Interest Income	206,149	72,543	33,055

Impairment
Other-than-temporary impairment ("OTTI") on securities	1,391	4,993	—
Valuation provision on loans and real estate owned	9,891	461	—
	11,282	5,454	—

Net interest income after impairment	194,867	67,089	33,055

Other Income
Change in fair value of investments in excess mortgage servicing rights	41,615	53,332	9,023
Change in fair value of investments in excess mortgage servicing rights, equity method investees	57,280	50,343	—
Change in fair value of investments in servicer advances	84,217	—	—
Earnings from investments in consumer loans, equity method investees	53,840	82,856	—
Gain on consumer loans investment	92,020	—	—
Gain on settlement of investments, net	35,487	52,657	—
Other income, net	10,629	1,820	8,400
	375,088	241,008	17,423

Operating Expenses
General and administrative expenses	27,001	9,975	5,878
Management fee allocated by Newcastle	—	4,134	3,353
Management fee to affiliate	19,651	11,209	—
Incentive compensation to affiliate	54,334	16,847	—
Loan servicing expense	3,913	309	—
	104,899	42,474	9,231

Income (Loss) Before Income Taxes	465,056	265,623	41,247
Income tax expense	22,957	—	—
Net Income (Loss)	$442,099	$265,623	$41,247
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$89,222	$(326)	$—
Net Income (Loss) Attributable to Common Stockholders	$352,877	$265,949	$41,247

Net Income Per Share of Common Stock
Basic	$2.59	$2.10	$0.33
Diluted	$2.53	$2.07	$0.33

Weighted Average Number of Shares of Common Stock Outstanding
Basic	136,472,865	126,539,024	126,512,823
Diluted	139,565,709	128,684,128	126,512,823

Dividends Declared per Share of Common Stock	$1.58	$0.99	$—
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2014	2013	2012
Comprehensive income (loss), net of tax
Net income (loss)	$442,099	$265,623	$41,247
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	89,415	35,352	15,526
Reclassification of net realized (gain) loss on securities into earnings	(64,310)	(47,664)	—
	25,105	(12,312)	15,526
Total comprehensive income (loss)	$467,204	$253,311	$56,773
Comprehensive income (loss) attributable to noncontrolling interests	$89,222	$(326)	$—
Comprehensive income (loss) attributable to common stockholders	$377,982	$253,637	$56,773
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2011	—	$—	$39,808	$—	$—	$39,808	$—	$39,808
Capital contributions	—	—	368,294	—	—	368,294	—	368,294
Contributions in-kind	—	—	164,142	—	—	164,142	—	164,142
Capital distributions	—	—	(250,661)	—	—	(250,661)	—	(250,661)
Comprehensive income (loss), net of tax
Net income	—	—	41,247	—	—	41,247	—	41,247
Net unrealized gain (loss) on securities	—	—	—	—	15,526	15,526	—	15,526
Total comprehensive income (loss)						56,773	—	56,773
Equity - December 31, 2012	—	$—	$362,830	$—	$15,526	$378,356	$—	$378,356
Dividends declared	—	—	—	(125,317)	—	(125,317)	—	(125,317)
Capital contributions	—	—	893,466	—	—	893,466	247,551	1,141,017
Contributions in-kind	—	—	1,093,684	—	—	1,093,684	—	1,093,684
Capital distributions	—	—	(1,228,054)	—	—	(1,228,054)	—	(1,228,054)
Issuance of common stock	126,512,823	1,265	(1,265)	—	—	—	—	—
Option exercise	80,317	1	(1)	—	—	—	—	—
Director share grant	5,847	—	78	—	—	78	—	78
Comprehensive income (loss), net of tax
Net income (loss)	—	—	37,646	228,303	—	265,949	(326)	265,623
Net unrealized gain (loss) on securities	—	—	—	—	35,352	35,352	—	35,352
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(47,664)	(47,664)	—	(47,664)
Total comprehensive income (loss)						253,637	(326)	253,311
Equity - December 31, 2013	126,598,987	$1,266	$1,158,384	$102,986	$3,214	$1,265,850	$247,225	$1,513,075
Dividends declared	—	—	—	(218,094)	—	(218,094)	—	(218,094)
Capital contributions	—	—	—	—	—	—	142,082	142,082
Capital distributions	—	—	—	—	—	—	(225,609)	(225,609)
Issuance of common stock	14,375,000	144	169,761	—	—	169,905	—	169,905
Option exercise	426,102	4	905	—	—	909	—	909
Dilution impact of distributions from consolidated subsidiaries	—	—	(916)	—	—	(916)	916	—
Director share grant	34,816	—	453	—	—	453	—	453
Comprehensive income (loss), net of tax
Net income (loss)	—	—	—	352,877	—	352,877	89,222	442,099
Net unrealized gain (loss) on securities	—	—	—	—	89,415	89,415	—	89,415
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(64,310)	(64,310)	—	(64,310)
Total comprehensive income (loss)						377,982	89,222	467,204
Equity - December 31, 2014	141,434,905	$1,414	$1,328,587	$237,769	$28,319	$1,596,089	$253,836	$1,849,925
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$442,099	$265,623	41,247
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(41,615)	(53,332)	(9,023)
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(57,280)	(50,343)	—
Change in fair value of investments in servicer advances	(84,217)	—	—
Earnings from consumer loan equity method investees	(53,840)	(82,856)	—
Change in fair value of investments in derivative assets	13,037	(1,820)	—
Accretion and other amortization	(278,408)	(59,250)	(32,835)
(Gain) / loss on settlement of investments (net)	(35,487)	(52,657)	—
(Gain) / loss on transfer of loans to REO	(17,489)	—	—
(Gain) / loss on mortgage servicing rights recapture agreement	(1,157)	—	—
(Gain) / loss on consumer loans investment	(92,020)	—	—
Other-than-temporary impairment (“OTTI”)	1,391	4,993	—
Valuation provision on loans and real estate owned	9,891	461	—
Non-cash directors’ compensation	453	78	—
Deferred tax provision	15,114	—	—
Changes in:
Restricted cash	3,920	(2,790)	—
Other assets	(14,582)	(8,274)	(84)
Due to affiliates	38,255	14,033	4,978
Accrued expenses and other liabilities	31,945	6,360	(352)
Reduction of liability deemed as capital contribution by Newcastle	—	11,515	—
Other operating cash flows:
Interest received from excess mortgage servicing rights	49,880	26,391	—
Interest received from servicer advance investments	110,247	—	—
Interest received from residential mortgage loans, held-for-investment	7,969	2,212	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	53,427	44,454	—
Distributions of earnings from consumer loan equity method investees	53,840	82,856	—
Cash proceeds from investments, in excess of interest income	—	41,435	43,113
Net cash proceeds deemed as capital distributions to Newcastle	—	(36,149)	(47,044)
Net cash provided by (used in) operating activities	155,373	152,940	—

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(94,113)	(63,434)	—
Acquisition of investments in excess mortgage servicing rights, equity method investees	—	(233,764)	—
Purchase of servicer advance investments	(6,828,135)	(670,820)	—
Purchase of Agency RMBS	(1,437,952)	(605,114)	—
Purchase of Non-Agency RMBS	(1,745,165)	(407,689)	—
Purchase of residential mortgage loans, held-for-investment	(884,557)	—	—
Purchase of residential mortgage loans, held-for-sale	(1,577,933)	—	—
Purchase of derivative assets	(70,218)	(70,227)	—
Purchase of real estate owned	(10,690)	—	—
Payment for settlement of derivatives	(43,133)	—	—
Return of investments in excess mortgage servicing rights	42,603	24,735	—
Return of investments in excess mortgage servicing rights, equity method investees	25,743	4,018	—
Principal repayments from servicer advance investments	6,389,154	103,394	—
Principal repayments from Agency RMBS	271,673	302,920	—
Principal repayments from Non-Agency RMBS	110,594	66,495	—
Principal repayments from residential mortgage loans, held-for-investment	42,771	3,809	—
Return of investments in consumer loan equity method investees	306,473	30,359	—
Proceeds from sale of Agency RMBS	796,392	—	—
Proceeds from sale of Non-Agency RMBS	1,288,980	521,865	—
Proceeds from settlement of derivatives	87,645	—	—
Proceeds from sale of residential mortgage loans	1,299,747	—	—
Proceeds from sale of real estate owned	16,502	—	—
Net cash provided by (used in) investing activities	(2,013,619)	(993,453)	—

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Financing Activities
Repayments of repurchase agreements	(4,869,799)	(2,271,765)	—
Margin deposits under repurchase agreements and derivatives	(385,814)	(61,152)	—
Repayments of notes payable	(5,416,883)	(59,149)	—
Payment of deferred financing fees	(8,444)	(5,541)	—
Common stock dividends paid	(227,646)	(62,020)	—
Borrowings under repurchase agreements	6,412,137	2,634,990	—
Return of margin deposits under repurchase agreements and derivatives	366,925	21,020	—
Borrowings under notes payable	5,841,474	423,515	—
Issuance of common stock	173,507	—	—
Costs related to issuance of common stock	(2,693)	—	—
Capital contributions	—	245,058	—
Noncontrolling interest in equity of consolidated subsidiaries - contributions	142,082	247,551	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(225,609)	—	—
Net cash provided by (used in) financing activities	1,799,237	1,112,507	—

Net Increase (Decrease) in Cash and Cash Equivalents	(59,009)	271,994	—

Cash and Cash Equivalents, Beginning of Period	271,994	—	—

Cash and Cash Equivalents, End of Period	$212,985	$271,994	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$127,998	$10,212	$649
Cash paid during the period for income taxes	14,115	—	—

Supplemental Schedule of Non-Cash Investing and Financing Activities Prior to Date of Cash Contribution by Newcastle
Cash proceeds from investments, in excess of interest income	$—	$41,435	$43,113
Acquisition of real estate securities	—	242,750	121,262
Acquisition of investments in excess mortgage servicing rights	—	—	221,832
Acquisition of investments in excess mortgage servicing rights, equity method investees	—	125,099	—
Deposit paid on investment in excess mortgage servicing rights	—	—	25,200
Return of deposit paid on investment in excess mortgage servicing rights	—	—	25,200
Acquisition of residential mortgage loans, held-for-investment	—	35,138	—
Acquisition of investments in consumer loan equity method investees	—	245,121	—
Borrowings under repurchase agreements	—	1,179,068	153,510
Repayments of repurchase agreements	—	3,902	2,588
Capital contributions by Newcastle	—	648,408	368,294
Contributions in-kind by Newcastle	—	1,093,684	164,142
Capital distributions to Newcastle	—	1,228,054	250,661

Supplemental Schedule of Non-Cash Investing and Financing Activities Subsequent to Date of Cash Contribution by Newcastle
Acquisition of restricted cash	$—	$30,548	$—
Acquisition of servicer advance investments	—	2,093,704	—
Borrowings under notes payable--servicer advance investments	—	2,124,252	—
Dividends declared but not paid	53,745	63,297	—
Transfer from residential mortgage loans, held-for-investment to real estate owned	21,842	—	—
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for- sale	846,904	—	—
Non-cash distribution from Consumer Loan Companies	609	—	—
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
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
New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides for a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also manages Newcastle and investment funds that own a majority of Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer, and Springleaf Holdings, Inc. (“Springleaf”), managing member of the Consumer Loan Companies (Note 9).
As of December 31, 2014, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.
Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2014. In addition, Fortress, through its affiliates, held options to purchase approximately 8.9 million shares of New Residential’s common stock as of December 31, 2014.
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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

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
Certain prior period amounts have been reclassified to conform to the current period's presentation. In addition, New Residential completed a one-for-two reverse stock split in October 2014 (Note 13). The impact of this reverse stock split has been retroactively applied to all periods presented.
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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

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
Investments in Servicer Advances (“Servicer Advances”) — New Residential accounts for its investments in Servicer Advances similarly to its investments in Excess MSRs. Interest income for Servicer Advances is accreted into interest income on an effective yield or “interest” method, based upon the expected aggregate cash flows of the servicer advances, including the basic fee component of the related MSR (but excluding any Excess MSR component) through the expected life of the underlying mortgages, net of a portion of the basic fee component of the MSR that New Residential remits to the servicer as compensation for the servicer’s servicing activities. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Refer to “—Investments in Excess Mortgage Servicing Rights” for a description of the retrospective method. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Servicer Advances, and therefore may differ from their effective yields.
Investments in Real Estate Securities — Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security. For securities acquired at a discount for credit quality (i.e. where it is probable at acquisition that New Residential will not collect all contractually required interest and principal repayments), the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference). For these securities, the excess of expected cash flows over the carrying value (accretable yield) is recognized as interest income on an effective yield basis.
Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities using the interest method. Upon settlement of securities, the specific identification method is used to determine the excess (or deficiency) of net proceeds over the net carrying value of such security recognized as a realized gain (or loss) in the period of settlement.

Investments in Residential Mortgage Loans and REO - New Residential evaluates the credit quality of its loans, as of the acquisition date, for evidence of credit quality deterioration. Loans with evidence of credit deterioration since their origination, and where it is probable that New Residential will not collect all contractually required principal and interest payments, are Purchased Credit Impaired (“PCI “) loans. At acquisition, New Residential aggregates PCI loans into pools based on common risk characteristics and the aggregated loans are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows. The excess of the total cash flows (both principal and interest) expected to be collected over the carrying value of the PCI loans is referred to as the accretable yield. This amount is not reported on New Residential’s Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated life of the pool of loans.

Loans where New Residential expects to collect all contractually required principal and interest payments are considered performing loans. Interest income on performing loans is accrued and recognized as interest income at their effective yield, which includes contractual interest and the amortization of purchase price discount or premium and deferred fees or expenses.

Loans acquired with the intent to sell and loans not acquired with the intent to sell that New Residential decides to sell are classified as held-for-sale. Loans held-for-sale are measured at the lower of cost or fair value, with valuation changes recorded in impairment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Real estate owned (“REO”) assets are those individual properties where New Residential receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). New Residential measures REO assets at the lower of cost or fair value, with valuation changes recorded in other income.

Impairment of Securities - Securities are considered to be impaired when it is probable that New Residential will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or for securities purchased at a discount for credit quality or that represent retained beneficial interests in securitizations, when New Residential determines that it is probable that it will be unable to collect as anticipated.

The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or underlying loans, (iv) review of the performance of the underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults, loss severities and prepayments for similar securities or underlying loans. New Residential must record a write down if it has the intent to sell a given security in an unrealized loss position, or if it is more likely than not that it will be required to sell such a security. Upon determination of impairment, New Residential records a direct write down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Subsequent to a determination of impairment, and a related write down, income on securities is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis.

Impairment of Loans - To the extent that they are classified as held-for-investment, New Residential must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that New Residential will be unable to collect all amounts due according to the contractual terms of the loan, or for PCI loans, when it is deemed probable that New Residential will be unable to collect as anticipated. Upon determination of impairment, New Residential establishes an allowance for loan losses with a corresponding charge to earnings.

Performing loans are aggregated into pools for the evaluation of impairment based on like characteristics, such as loan type and acquisition date. Pools of loans are evaluated based on criteria such as an analysis of borrower performance, credit ratings of borrowers, loan to value ratios, the estimated value of the underlying collateral, the key terms of the loans and historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required in determining impairment and in estimating the resulting loss allowance.

For PCI loans, New Residential estimates the total cash flows expected to be collected over the remaining life of each pool. Probable decreases in expected cash flows trigger the recognition of impairment. Impairments are recognized through the provision for loans and an increase in the allowance for loan losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCI loans, are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. New Residential’s ability to recognize interest income on nonaccrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.
Loans held-for-sale are subject to the nonaccrual policy described above, however, as loans held-for-sale are recognized at the lower of cost or fair value, New Residential’s allowance for loan losses and charge-off policies do not apply to these loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Accretion of Discount and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Accretion of servicer advance interest income	$190,206	$4,421	$—
Accretion of excess mortgage servicing rights income	49,180	40,921	27,496
Accretion of net discount on securities and loans(A)	47,793	14,676	5,339
Amortization of deferred financing costs	(8,771)	(768)	—
	$278,408	$59,250	$32,835

(A)    Includes accretion of the accretable yield on PCI loans.
Other Income — This item is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Gain (loss) on derivative instruments	$(13,037)	$1,820	$—
Gain (loss) on transfer of loans to REO	17,489	—	—
Fees earned on deal termination	5,000	—	8,400
Other income (loss)	1,177	—	—
	$10,629	$1,820	$8,400
Gain on settlement of investments, net — This item is comprised of the following:

	Year Ended December 31,
	2014	2013
Gain on sale of real estate securities, net	$65,701	$52,657
Gain (loss) on sale of derivatives	(36,210)	—
Gain (loss) on liquidated residential mortgage loans, held-for-investment	3,645	—
Gain (loss) on sale of REO	(3,686)	—
Other gains (losses)	6,037	—
	$35,487	$52,657
EXPENSE RECOGNITION
Interest Expense — New Residential finances certain investments using floating rate repurchase agreements and loans. Interest is expensed as incurred.
General and Administrative Expenses and Loan Servicing Expense — General and administrative expenses, including legal fees, audit fees, insurance premiums, and other costs, as well as loan servicing expenses, and are expensed as incurred.
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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

records a valuation adjustment on its investments in Servicing Related Assets on a quarterly basis to recognize the changes in fair value in net income as described in “Income Recognition — Investments in Excess Mortgage Servicing Rights” and “Income Recognition — Investments in Servicer Advances.”
Investments in Real Estate Securities — New Residential has classified its investments in real estate securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses are considered temporary. At disposition, the net realized gain or loss is determined on the basis of the amortized cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary.

Investments in Residential Mortgage Loans — Residential mortgage loans for which New Residential has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Performing loans held-for-investment are presented at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-down for impaired loans. PCI loans held-for-investment are initially recorded at fair value at acquisition and are subsequently measured net of any allowance for loan losses. To the extent that the loans are classified as held-for-investment, New Residential periodically evaluates such loans for possible impairment as described in “-Impairment of Loans.”

Loans which New Residential does not have the intent or the ability to hold into the foreseeable future are considered held-for-sale and are carried at the lower of their amortized cost basis or fair value. New Residential discontinues the accretion of discounts or amortization of premiums on loans if they are reclassified from held-for-investment to held-for-sale.
Cash and Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. New Residential held $29.4 million of restricted cash related to the financing of the servicer advances (Note 6) that has been pledged to the note holders for interest and fees payable.
Derivatives — New Residential financed certain investments with the same counterparty from which it purchased those investments, and accounts for the contemporaneous purchase of the investments and the associated financings as "linked transactions." Accordingly, New Residential records a non-hedge derivative instrument on a net basis, with changes in market value recorded as “Other Income” in the Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, New Residential presents the linked transactions on a gross basis with the related asset purchased reflected as an investment activity and the related financing as a financing activity. New Residential also entered into various economic hedges, as further described in Note 10, that are marked to fair value on a periodic basis through "Other Income."
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2014	2013		2014	2013
Margin receivable, net	$59,021	$40,132	Interest payable	$7,857	$4,010
Interest and other receivables	10,455	7,548	Accounts payable	28,059	2,829
Deferred financing costs, net(A)	4,446	4,773	Derivative liabilities	14,220	18
Principal paydown receivable	3,595	—	Current taxes payable	2,349	—
Receivable from government agency	9,108	—	Other liabilities	20	—
Call rights	3,728	—		$52,505	$6,857
Other assets	9,516	689
	$99,869	$53,142

(A)
Deferred financing costs consist primarily of costs incurred in obtaining financing, net of accumulated amortization of $8.8 million and $0.8 million as of December 31, 2014 and 2013, respectively, which is amortized into interest expense over the term of the financing generally using the effective interest method.

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
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for New Residential in the first quarter of 2015. Early adoption is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential has determined that, as of January 1, 2015, its linked transactions (Note 10) will be accounted for as secured borrowings as further described in Note 18.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

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

New Residential adopted ASU No. 2014-14 as of September 30, 2014, as it relates to the reverse mortgage portfolio. This portfolio is comprised primarily of U.S. Department of Housing and Urban Development (HUD)-guaranteed reverse mortgage loans. Upon foreclosure of a reverse mortgage loan, New Residential receives the real estate property in satisfaction of the loan and intends to dispose of the property for the best possible economic value. To the extent the liquidation proceeds are less than the unpaid principal balance (UPB) of the loan, New Residential submits a claim to HUD for the lesser of the remaining UPB or the pre-determined HUD claim amount. New Residential’s exposure to market risk while the foreclosed property is in its possession is limited to the extent the HUD claim amount is unlikely to cover any shortfall in property disposal proceeds. After the adoption of ASU No. 2014-14, upon foreclosure of a guaranteed reverse mortgage loan, New Residential records a “receivable from government agency” for the expected liquidation proceeds, comprised of both the property disposal proceeds and the maximum HUD claim amount. New Residential used the modified retrospective transition method of adoption, that resulted in no cumulative-effect adjustment as of the beginning of the current fiscal year.

In February 2015, the FASB issued ASU 2015-02, Consolidation. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for New Residential in the first quarter of 2016.  Early adoption is permitted. New Residential does not expect the adoption of this new guidance to have an impact on its consolidated financial statements.
The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on New Residential’s reporting. New Residential has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.
3. SEGMENT REPORTING
New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the allocation of management fees by Newcastle until the spin-off on May 15, 2013, (iii) the management fees and incentive compensation owed to the Manager by New Residential following the spin-off, (iv) corporate cash and related interest income and (v) the secured corporate loan and related interest expense during the period it was outstanding.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2014
Interest income	$49,180	$190,206	$60,208	$47,262	$—	$1	$346,857
Interest expense	1,294	110,968	12,689	11,073	4,184	500	140,708
Net interest income (expense)	47,886	79,238	47,519	36,189	(4,184)	(499)	206,149
Impairment	—	—	1,391	9,891	—	—	11,282
Other income	100,052	83,828	14,589	30,759	145,860	—	375,088
Operating expenses	713	2,183	10,012	12,688	917	78,386	104,899
Income (Loss) Before Income Taxes	147,225	160,883	50,705	44,369	140,759	(78,885)	465,056
Income tax expense	—	20,806	—	2,059	92	—	22,957
Net Income (Loss)	$147,225	$140,077	$50,705	$42,310	$140,667	$(78,885)	$442,099
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$89,222	$—	$—	$—	$—	$89,222
Net income (loss) attributable to common stockholders	$147,225	$50,855	$50,705	$42,310	$140,667	$(78,885)	$352,877

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
December 31, 2014
Investments	$748,609	$3,270,839	$2,463,163	$1,236,210	$—	$—	$7,718,821
Cash and cash equivalents	—	59,383	43,728	7,757	—	102,117	212,985
Restricted cash	—	29,418	—	—	—	—	29,418
Derivative assets	—	194	32,091	312	—	—	32,597
Other assets	—	14,652	69,980	14,159	609	469	99,869
Total assets	$748,609	$3,374,486	$2,608,962	$1,258,438	$609	$102,586	$8,093,690
Debt	$—	$2,890,230	$2,246,651	$925,418	$—	$—	$6,062,299
Other liabilities	215	25,467	17,511	24,141	195	113,937	181,466
Total liabilities	215	2,915,697	2,264,162	949,559	195	113,937	6,243,765
Total equity	748,394	458,789	344,800	308,879	414	(11,351)	1,849,925
Noncontrolling interests in equity of consolidated subsidiaries	—	253,836	—	—	—	—	253,836
Total New Residential stockholders’ equity	$748,394	$204,953	$344,800	$308,879	$414	$(11,351)	$1,596,089
Investments in equity method investees	$330,876	$—	$—	$—	$—	$—	$330,876

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2013
Interest income	$40,921	$4,421	$39,533	$2,650	$—	$42	$87,567
Interest expense	—	3,901	10,876	—	—	247	15,024
Net interest income (expense)	40,921	520	28,657	2,650	—	(205)	72,543
Impairment	—	—	4,993	461	—	—	5,454
Other income	103,675	—	52,645	1,832	82,856	—	241,008
Operating expenses	215	2,077	312	357	2,076	37,437	42,474
Income (Loss) Before Income Taxes	144,381	(1,557)	75,997	3,664	80,780	(37,642)	265,623
Income tax expense	—	—	—	—	—	—	—
Net Income (Loss)	$144,381	$(1,557)	$75,997	$3,664	$80,780	$(37,642)	$265,623
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$(326)	$—	$—	$—	$—	$(326)
Net income (loss) attributable to common stockholders	$144,381	$(1,231)	$75,997	$3,664	$80,780	$(37,642)	$265,949

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
December 31, 2013
Investments	$676,917	$2,665,551	$1,973,189	$33,539	$215,062	$—	$5,564,258
Cash and restricted cash	—	85,243	51,627	22,840	—	145,622	305,332
Derivative assets	—	—	1,452	34,474	—	—	35,926
Other assets	2	7,062	44,848	—	—	1,230	53,142
Total assets	$676,919	$2,757,856	$2,071,116	$90,853	$215,062	$146,852	$5,958,658
Debt	$—	$2,390,778	$1,620,711	$22,840	$—	$75,000	$4,109,329
Other liabilities	80	4,271	215,159	32,553	33	84,158	336,254
Total liabilities	80	2,395,049	1,835,870	55,393	33	159,158	4,445,583
Total equity	676,839	362,807	235,246	35,460	215,029	(12,306)	1,513,075
Noncontrolling interests in equity of consolidated subsidiaries	—	247,225	—	—	—	—	247,225
Total New Residential stockholders’ equity	$676,839	$115,582	$235,246	$35,460	$215,029	$(12,306)	$1,265,850
Investments in equity method investees	$352,766	$—	$—	$—	$215,062	$—	$567,828

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2012
Interest income	$27,496	$—	$6,263	$—	$—	$—	$33,759
Interest expense	—	—	704	—	—	—	704
Net interest income	27,496	—	5,559	—	—	—	33,055
Impairment	—	—	—	—	—	—	—
Other income	17,423	—	—	—	—	—	17,423
Operating expenses	5,449	—	—	—	—	3,782	9,231
Income (Loss) Before Income Taxes	39,470	—	5,559	—	—	(3,782)	41,247
Income tax expenses	—	—	—	—	—	—	—
Net Income (Loss)	$39,470	$—	$5,559	$—	$—	$(3,782)	$41,247
Noncontrolling interests in income of consolidated subsidiaries	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to stockholders	$39,470	$—	$5,559	$—	$—	$(3,782)	$41,247
4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS
The following table presents activity related to the carrying value of New Residential's investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Total
Balance as of December 31, 2012	$245,036	$—	$245,036
Purchases	63,434	—	63,434
Purchase adjustments	—	—	—
Interest income	40,921	—	40,921
Proceeds from repayments	(78,572)	—	(78,572)
Change in fair value	53,332	—	53,332
Balance as of December 31, 2013	324,151	—	324,151
Purchases	85,735	8,378	94,113
Interest income	49,143	37	49,180
Other income	1,157	—	1,157
Proceeds from repayments	(92,483)	—	(92,483)
Change in fair value	41,373	242	41,615
Balance as of December 31, 2014	$409,076	$8,657	$417,733
(A)    Specialized Loan Servicing LLC ("SLS"). See Note 6 for a description of the SLS Transaction.
Nationstar or SLS, as applicable, as servicer, perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.
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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.
The following is a summary of New Residential’s direct investments in Excess MSRs:

	December 31, 2014
	Unpaid Principal Balance ("UPB") of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$48,217,901	32.5%-66.7%	0.0%-33.3%	33.3%-35%	5.7	$140,455	$188,733
Recapture Agreements	—	32.5%-66.7%	0.0%-33.3%	33.3%-35%	12.3	8,887	28,786
	48,217,901				6.1	149,342	217,519

Non-Agency(D)
Original and Recaptured Pools	$54,263,857	33.3%-80.0%	0.0%-50.0%	0.0%-33.3%	5.0	$152,763	$189,812
Recapture Agreements	—	33.3%-80.0%	0.0%-50.0%	0.0%-33.3%	11.9	11,291	10,402
	54,263,857				5.5	164,054	200,214
Total	$102,481,758				5.8	$313,396	$417,733

	December 31, 2013
	Unpaid Principal Balance ("UPB") of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$28,134,026	65.0%-66.7%	0.0%-33.3%	33.3%-35%	5.3	$93,099	$120,271
Recapture Agreements	—	65.0%-66.7%	0.0%-33.3%	33.3%-35%	12.2	7,648	24,389
	28,134,026				5.8	100,747	144,660

Non-Agency(D)
Original and Recaptured Pools	$50,819,588	40.0%-80.0%	0.0%-40.0%	20.0%	5.2	$149,852	$173,007
Recapture Agreements	—	40.0%-80.0%	0.0%-40.0%	20.0%	13.3	10,830	6,484
	50,819,588				5.8	160,682	179,491
Total	$78,953,614				5.8	$261,429	$324,151

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

(D)	Excess MSR investments in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR, as of December 31, 2014 (Note 6).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Changes in fair value recorded in other income is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Original and Recaptured Pools	$35,000	$37,692	$12,467
Recapture Agreements	6,615	15,640	(3,444)
	$41,615	$53,332	$9,023
As of December 31, 2014 and 2013, weighted average discount rates of 9.6% and 12.5%, respectively, were used to value New Residential's investments in Excess MSRs (directly and through equity method investees).
The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2014	December 31, 2013
California	31.5%	31.5%
Florida	7.7%	9.8%
New York	4.3%	4.9%
Texas	4.2%	4.0%
Maryland	4.0%	3.5%
Washington	3.6%	3.9%
Virginia	3.3%	3.1%
Arizona	3.2%	3.5%
Illinois	3.2%	2.7%
New Jersey	3.2%	3.3%
Other U.S.	31.8%	29.8%
	100.0%	100.0%
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
The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	December 31, 2014	December 31, 2013
Excess MSR assets	$653,293	$703,681
Other assets	8,472	5,534
Other liabilities	(13)	(3,683)
Equity	$661,752	$705,532
New Residential's investment	$330,876	$352,766

New Residential's ownership	50.0%	50.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Interest income	$67,698	$50,306	$—
Other income	46,961	53,964	—
Expenses	(99)	(3,585)	—
Net income	$114,560	$100,685	$—
New Residential’s investments in equity method investees changed during the years ended December 31, 2014 and 2013 as follows:

	2014	2013
Balance at beginning of period	$352,766	$—
Contributions to equity method investees	—	358,864
Distributions of earnings from equity method investees	(53,427)	(33,189)
Distributions of capital from equity method investees	(25,743)	(23,252)
Change in fair value of investments in equity method investees	57,280	50,343
Balance at end of period	$330,876	$352,766
The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	December 31, 2014
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$87,584,677	66.7%	50.0%	$299,065	$370,059	5.6
Recapture Agreements	—	66.7%	50.0%	67,136	86,756	11.7
	87,584,677			366,201	456,815	6.7
Non-Agency(E)
Original and Recaptured Pools	58,673,144	66.7%-77.0%	50.0%	173,784	181,368	5.1
Recapture Agreements	—	66.7%-77.0%	50.0%	12,325	15,110	12.4
	58,673,144			186,109	196,478	5.6
Total	$146,257,821			$552,310	$653,293	6.3

	December 31, 2013
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$104,728,969	66.7%	50.0%	$341,006	$384,183	5.1
Recapture Agreements	—	66.7%	50.0%	88,997	104,278	11.8
	104,728,969			430,003	488,461	6.5
Non-Agency(E)
Original and Recaptured Pools	68,890,509	66.7-77.0%	50.0%	205,975	208,055	5.4
Recapture Agreements	—	66.7-77.0%	50.0%	13,739	7,165	13.4
	68,890,509			219,714	215,220	5.9
Total	$173,619,478			$649,717	$703,681	6.3

(A)	The remaining interests are held by Nationstar.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

(B)
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

(D)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

(E)	Excess MSR investments in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2014 (Note 6).
As of December 31, 2014 and 2013, weighted average discount rates of 9.6% and 12.5%, respectively, were used to value New Residential's investments in Excess MSRs (directly and through equity method investees).
The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2014	December 31, 2013
California	23.5%	23.5%
Florida	8.9%	9.2%
New York	5.6%	5.3%
Texas	4.8%	4.9%
Georgia	4.1%	4.0%
New Jersey	3.9%	3.7%
Illinois	3.5%	3.5%
Maryland	3.3%	3.1%
Virginia	3.2%	3.1%
Washington	2.8%	2.8%
Other U.S.	36.4%	36.9%
	100.0%	100.0%
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

6. INVESTMENTS IN SERVICER ADVANCES
On December 17, 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, agreed to purchase $3.2 billion of outstanding servicer advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSR (Notes 4 and 5), including the basic fee component of the related MSRs. During the year ended December 31, 2014, the Buyer also agreed to purchase outstanding servicer advances on an additional portfolio of loans. As of December 31, 2014, New Residential and third-party co-investors had settled $3.0 billion of servicer advances, net of recoveries, financed with $2.8 billion of notes payables outstanding (Note 11). A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 44.5% interest in the Buyer as of December 31, 2014. As of December 31, 2014, noncontrolling third-party investors, owning the remaining interest in the Buyer have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2014, the third-party co-investors and New Residential have previously funded their commitments, however the Buyer may recall $200.0 million and $160.5 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer that holds its investment in servicer advances.
The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to these pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of December 31, 2014 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs, all of the servicer advances and related basic fee portion of the MSR (the “Advance Fee”), and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by Specialized Loan Servicing LLC (“SLS”). Fortress-managed funds acquired the other 50% of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS transaction are $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for servicer advances and Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included servicer advances and Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts. SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps and an incentive fee (the “Incentive Fee”) which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.
New Residential elected to record its investments in servicer advances, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.
The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs, made by New Residential:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income for Year then Ended
December 31, 2014
Servicer advances	$3,186,622	$3,270,839	5.4%	4.0	$84,217
December 31, 2013
Servicer advances	$2,665,551	$2,665,551	5.6%	2.7	$—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

(A)	Carrying value represents the fair value of the investments in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
The following is additional information regarding the servicer advances and related financing:

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net(A)	Gross	Net
December 31, 2014
Servicer advances(C)	$96,547,773	$3,102,492	3.2%	$2,890,230	91.4%	90.4%	3.0%	2.3%
December 31, 2013
Servicer advances(C)	$43,444,216	$2,661,130	6.1%	$2,390,778	89.8%	88.6%	4.0%	2.3%

(A)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of an interest reserve maintained by the Buyer.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investments in servicer advances:

	December 31, 2014	December 31, 2013
Principal and interest advances	$729,713	$1,516,715
Escrow advances (taxes and insurance advances)	1,600,713	934,525
Foreclosure advances	772,066	209,890
Total	$3,102,492	$2,661,130
Interest income recognized by New Residential related to its investments in servicer advances was comprised of the following:

	Year Ended December 31,
	2014	2013
Interest income, gross of amounts attributable to servicer compensation	$290,309	$6,708
Amounts attributable to base servicer compensation	(26,092)	(2,287)
Amounts attributable to incentive servicer compensation	(74,011)	—
Interest income from investments in servicer advances	$190,206	$4,421
Others' interests in the equity of the Buyer is computed as follows:

	December 31, 2014	December 31, 2013
Total Advance Purchaser LLC equity	$457,545	$362,807
Others' ownership interest	55.5%	68.1%
Others' interest in equity of consolidated subsidiary	$253,836	$247,225

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Others' interests in the Buyer's net income is computed as follows:

	Year Ended December 31,
	2014	2013
Net Advance Purchaser LLC income (loss)	$159,374	$(517)
Others' ownership interest as a percent of total(A)	56.0%	63.1%
Others' interest in net income (loss) of consolidated subsidiaries	$89,222	$(326)

(A)	As a result, New Residential owned 44.0% and 36.9% of the Buyer, on average during the years ended December 31, 2014 and 2013, respectively.
See Note 11 regarding the financing of servicer advances.
7. INVESTMENTS IN REAL ESTATE SECURITIES
During the year ended December 31, 2014, New Residential acquired $3.2 billion face amount of Non-Agency RMBS for approximately $1.5 billion and $1.3 billion face amount of Agency RMBS for approximately $1.4 billion. The $1.3 billion in Agency RMBS includes $0.3 billion of floating rate securities and $1.0 billion of fixed rate specified pools comprised of new production mortgages that are expected to carry less prepayment risk and warrant a premium relative to TBA pools. New Residential sold Non-Agency RMBS with a face amount of approximately $2.0 billion and an amortized cost basis of approximately $1.2 billion for approximately $1.3 billion, recording a gain on sale of approximately $60.6 million. Furthermore, New Residential sold Agency RMBS with a face amount of $746.9 million and an amortized cost basis of approximately $791.7 million for approximately $796.4 million, recording a gain on sale of approximately $4.7 million.

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

During the third quarter of 2013, Nationstar exercised their call rights related to four Non-Agency RMBS trusts, in which Nationstar was the master servicer. New Residential owned $2.6 million face amount of Non-Agency RMBS issued by these trusts. New Residential received par on these securities, which had an amortized cost basis of $2.1 million prior to the repayment, and recorded interest income of $0.6 million related to these securities in the third quarter of 2013.
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
On May 27, 2014, New Residential exercised its call rights related to sixteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. New Residential owned $17.4 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $12.0 million prior to the repayment. See Note 8 for further details on this transaction.
On August 25, 2014, New Residential exercised its call rights related to nineteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. New Residential owned $15.4 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $13.1 million prior to the repayment. See Note 8 for further details on this transaction.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

In December 2014, New Residential purchased $186.7 million face amount of Non-Agency RMBS for approximately $114.3 million. The investment was financed with an $84.6 million repurchase agreement with the same counterparty from which it purchased the securities. This purchase was accounted for as a linked transaction (Note 10).
On December 26, 2014, New Residential exercised its call rights related to twenty-five Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. New Residential owned $27.9 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $24.0 million prior to the repayment. See Note 8 for further details on this transaction.
The following is a summary of New Residential’s real estate securities as of December 31, 2014 and December 31, 2013, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)(C)	Principal Subordination(D)
December 31, 2014
Agency RMBS(E)(F)	$1,646,361	$1,724,329	$18,572	$(2,738)	$1,740,163	104	AAA	3.22%	2.22%	5.0	N/A
Non-Agency RMBS(G)	1,896,150	710,515	15,327	(2,842)	723,000	142	CCC	1.98%	3.37%	6.4	17.3%
Total/Weighted Average	$3,542,511	$2,434,844	$33,899	$(5,580)	$2,463,163	246	A	2.86%	2.83%	5.7
December 31, 2013
Agency RMBS(E)(F)	$1,314,130	$1,403,215	$3,434	$(3,885)	$1,402,764	114	AAA	3.18%	1.33%	4.1	N/A
Non-Agency RMBS(G)	872,866	566,760	7,618	(3,953)	570,425	100	CCC-	0.94%	4.68%	8.0	7.4%
Total/Weighted Average	$2,186,996	$1,969,975	$11,052	$(7,838)	$1,973,189	214	BBB+	2.28%	2.66%	5.7

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying five bonds for which New Residential was unable to obtain rating information. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

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

(F)
The total outstanding face amount was $1.0 billion and $0.0 billion for fixed rate securities and $0.6 billion and $1.3 billion for floating rate securities as of December 31, 2014 and 2013, respectively.

(G)
The total outstanding face amount was $1.0 billion (including $959.1 million of interest-only notional amount) and $6.6 million for fixed rate securities and $882.4 million (including $130.6 million of residual and interest-only notional amount) and $866.2 million (including $42.9 million of residual and interest-only notional amount) for floating rate securities as of December 31, 2014 and 2013, respectively.

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the year ended December 31, 2014, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $1.4 million with respect to real estate securities. During the year ended December 31, 2013, New Residential recorded OTTI of $5.0 million, of which $3.8 million was recorded with respect to real estate securities included in the spin-off on May 15, 2013. Based on Newcastle management’s analysis of these securities, Newcastle determined it did not have the intent to hold the securities past May 15, 2013. New Residential has also recorded OTTI of $1.0 million with respect to real estate securities sold in January 2014 that were in an unrealized loss position as of December 31, 2013 since New Residential determined that it did not have the intent to hold the securities, as well as $0.3 million with respect to expected credit loss related to real estate securities in an unrealized loss position as of December 31, 2013, based on management’s analysis of expected cash flows of these securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.
The following table summarizes New Residential’s securities in an unrealized loss position as of December 31, 2014.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than Twelve Months	$1,223,482	$372,024	$(448)	$371,576	$(3,889)	$367,687	71	BBB	2.49%	2.54%	5.4
Twelve or More Months	135,012	145,401	—	145,401	(1,691)	143,710	17	AAA	2.88%	1.69%	4.5
Total/Weighted Average	$1,358,494	$517,425	$(448)	$516,977	$(5,580)	$511,397	88	A-	2.53%	2.45%	5.3

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of December 31, 2014.

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

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2014
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	106,892	107,712	(448)	(820)
Non credit impaired securities	404,505	409,265	—	(4,760)
Total debt securities in an unrealized loss position	$511,397	$516,977	$(448)	$(5,580)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of December 31, 2014.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

	Year Ended December 31,
	2014	2013
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$2,071	$—
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	568	—
Additions for credit losses on securities for which an OTTI was not previously recognized	823	4,993
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	(401)	(2,878)
Reduction for securities sold during the period	(1,934)	(44)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$1,127	$2,071
The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	December 31, 2014		December 31, 2013
Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$779,930	41.1%	$317,111	36.3%
Southeastern U.S.	409,755	21.6%	198,298	22.7%
Northeastern U.S.	344,716	18.2%	164,481	18.9%
Midwestern U.S.	190,480	10.0%	98,682	11.3%
Southwestern U.S.	170,829	9.0%	51,425	5.9%
Other(A)	440	0.1%	42,869	4.9%
	$1,896,150	100.0%	$872,866	100.0%

(A)	Represents collateral for which New Residential was unable to obtain geographic information.
New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the year ended December 31, 2014, the face amount of these real estate securities was $754.6 million, with total expected cash flows of $734.9 million and a fair value of $552.1 million on the dates that New Residential purchased the respective securities. For those securities acquired during the year ended December 31, 2013, the face amount was $1.1 billion, the total expected cash flows were $0.9 billion and the fair value was $0.7 billion on the dates that New Residential purchased the respective securities.
The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Outstanding Face Amount	Carrying Value
December 31, 2014	$536,342	$414,298
December 31, 2013	$729,895	$483,680

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2014	2013
Beginning Balance	$143,067	$90,077
Additions	189,252	155,854
Accretion	(14,035)	(19,939)
Reclassifications from non-accretable difference	20,385	40,785
Disposals	(156,998)	(123,710)
Ending Balance	$181,671	$143,067
See Note 11 regarding the financing of real estate securities.
8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Certain of New Residential's investments in residential mortgage loans were acquired through the exercise of call rights:

•
On May 27, 2014, New Residential exercised its call rights related to sixteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans with a UPB of approximately $282.2 million at a price of approximately $289.4 million, contained in such trusts prior to their termination. New Residential securitized approximately $233.8 million in UPB of performing loans, which was recorded as a sale for accounting purposes, and recognized a gain on settlement of investments of approximately $3.5 million. New Residential retained performing and non-performing loans with a UPB of approximately $48.4 million at a price of $40.1 million. Additionally, New Residential acquired $1.3 million of real estate owned.

•
On August 25, 2014, New Residential exercised its call rights related to nineteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans with a UPB of approximately $530.1 million at a price of approximately $536.3 million, contained in such trusts prior to their termination. Additionally, New Residential acquired $3.0 million of real estate owned. New Residential identified approximately $463.0 million UPB in performing loans for future securitization and classified as Held-for-Sale. On October 3, 2014, New Residential securitized these loans Held-for-Sale, which was recorded as a sale for accounting purposes, recognized a gain on settlement of investments of approximately $7.0 million, and paid approximately $25.8 million to acquire interest-only notes representing a beneficial interest in the securitization.

•
On, December 26, 2014, New Residential exercised its call rights related to twenty-five Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $597.1 million at a price of approximately $623.7 million, contained in such trusts prior to their termination. New Residential securitized approximately $516.1 million in UPB of performing loans, which was recorded as a sale for accounting purposes, recognized a gain on settlement of investments of approximately $0.7 million, and paid approximately $28.9 million to acquire interest only notes representing a beneficial interest in the securitization. New Residential retained performing and non-performing loans with a UPB of approximately $81.0 million at a price of $71.7 million. Additionally, New Residential acquired $4.3 million of real estate owned.

Certain of New Residential's investments in residential mortgage loans have historically been accounted for as linked transactions (see "—Linked Transactions"). New Residential sold the majority of this investment in October 2014.
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

The following table presents certain information regarding New Residential's residential mortgage loans outstanding by loan type, excluding REO and linked transactions at December 31, 2014 and December 31, 2013, respectively.

December 31, 2014	Outstanding Face Amount	Carrying Value(A)	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(B)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio ("LTV")(C)	Weighted Avg. Delinquency(D)	Weighted Average FICO(E)
Loan Type
Reverse Mortgage Loans(F)(G)	$45,182	$24,965	198	10.2%	3.9	21.4%	108.2%	82.6%	N/A
Performing Loans(H)	24,399	22,873	731	7.9%	5.9	17.4%	72.0%	—%	628
Total Residential Mortgage Loans, held-for- investment	$69,581	$47,838	929	9.4%	4.6	20.0%	95.5%	53.6%	628

Performing Loans, held-for-sale(H)	$403,992	$388,485	5,809	5.6%	7.2	23.0%	85.0%	5.0%	626
Purchased Credit Impaired ("PCI") Loans, held-for-sale(I)	960,224	737,954	5,025	5.9%	2.6	3.7%	104.0%	90.0%	571
Total Residential Mortgage Loans, held-for- sale	$1,364,216	$1,126,439	10,834	5.8%	4.0	9.4%	98.4%	64.8%	587

December 31, 2013
Loan Type
Reverse Mortgage Loans(F)	$57,552	$33,539	328	10.3%	3.7	22.0%	101.4%	84.6%	N/A
	$57,552	$33,539	328	10.3%	3.7	22.0%	101.4%	84.6%	N/A

(A)	Includes residential mortgage loans with a United States federal income tax basis of $1,159.1 million and $33.9 million as of December 31, 2014 and 2013, respectively.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

(C)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(D)	Represents the percentage of the total principal balance that are 60+ days delinquent, $2.3 million of which are on non-accrual status as of December 31, 2014.

(E)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(F)
Represents a 70% interest New Residential holds in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million and $0.2 million at December 31, 2014 and December 31, 2013, respectively, and 77% and 82% of these loans outstanding at each respective date have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(G)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(H)
Includes loans that are current or less than 30 days past due at acquisition where New Residential expects to collect all contractually required principal and interest payments. Presented net of unamortized discounts and premiums of $15.2 million.

(I)	Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments.
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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans as of December 31, 2014 and December 31, 2013, respectively:

Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2014	December 31, 2013
California	15.0%	5.7%
New York	12.2%	22.0%
New Jersey	7.0%	6.9%
Florida	6.3%	21.2%
Illinois	4.4%	7.7%
Texas	4.1%	2.8%
Pennsylvania	3.9%	0.9%
Georgia	3.6%	—%
Maryland	3.4%	2.8%
Ohio	3.1%	1.1%
Other U.S.	37.0%	28.9%
	100.0%	100.0%
See Note 11 regarding the financing of residential mortgage loans.
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
Performing Loans
The following table provides past due information for New Residential's Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2014
Days Past Due	Delinquency Status(A)
Current	79.1%
30-59	15.9%
60-89	2.1%
90-119(B)	1.1%
120+(C)	1.8%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Activities related to the carrying value of reverse mortgage loans and performing loans held-for-investment were as follows:

	Year Ended December 31, 2014
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2012	$—	$—
Purchases/additional fundings	35,138	—
Proceeds from repayments	(3,788)	—
Accretion of loan discount and other amortization	2,650	—
Allowance for loan losses	(461)	—
Balance at December 31, 2013	33,539	—
Purchases/additional fundings	—	134,818
Proceeds from repayments	(2,810)	(10,381)
Accretion of loan discount and other amortization	6,501	2,994
Allowance for loan losses	(1,111)	(651)
Transfer of loans to other assets	(10,261)	—
Transfer of loans to real estate owned	(947)	—
Transfer of loans to held-for-sale	—	(103,907)
Reversal of valuation provision on loans transferred to other assets	54	—
Balance at December 31, 2014	$24,965	$22,873
Activities related to the valuation provision on reverse mortgage loans and allowance for loan losses on performing loans were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2012	$—	$—
Allowance for loan losses(A)	461	—
Charge-offs(B)	—	—
Reversal of valuation provision on loans transferred to other assets	—	—
Balance at December 31, 2013	461	—
Allowance for loan losses(A)	1,111	1,811
Charge-offs(B)(C)	—	(364)
Reversal of valuation provision on loans transferred to other assets	(54)	—
Balance at December 31, 2014	$1,518	$1,447

(A)
Based on an analysis of collective borrower performance, credit ratings of borrowers, loan-to-value ratios, estimated value of the underlying collateral, key terms of the loans and historical and anticipated trends in defaults and loss severities at a pool level.

(B)
Loans, other than PCI loans, are generally charged off or charged down to the net realizable value of the collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, when available information confirms that loans are uncollectible.

(C)	Represents a charge-off upon transfer to held-for-sale.
Purchased Credit Impaired Loans
New Residential determined at acquisition that the PCI loans acquired would be aggregated into pools based on common risk characteristics (FICO score, delinquency status, collateral type, loan-to-value ratio) and aggregated a total of ten pools. Loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Activities related to the carrying value of PCI loans held-for-investment were as follows:

Purchase Credit Impaired Loans
Balance at December 31, 2013	$—
Purchases/additional fundings	749,739
Sales	—
Proceeds from repayments	(20,431)
Accretion of loan discount and other amortization	30,361
Transfer of loans to real estate owned	(21,842)
Transfer of loans to held-for-sale	(737,827)
Balance at December 31, 2014	$—
The following is the contractually required payments receivable, cash flows expected to be collected, and fair value at acquisition date for loans acquired during the year ended December 31, 2014:

	Contractually Required Payments Receivable	Cash Flows Expected to be Collected	Fair Value
As of Acquisition Date	$1,846,100	$956,970	$749,739
The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2014	$960,224	$737,954
December 31, 2013	$—	$—
The following is a summary of the changes in accretable yield for these loans:

Year Ended December 31, 2014
Balance at December 31, 2013	$—
Additions	207,231
Accretion	(30,361)
Reclassifications from non-accretable difference(A)	6,836
Disposals(B)	(8,324)
Transfer to held-for-sale(C)	(175,382)
Balance at December 31, 2014	$—

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCI loan pool at its carrying amount.

(C)	Recognition of the accretable yield ceases upon transfer of the PCI loan pools to held-for-sale.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Loans Held-for-Sale
Activities related to the carrying value of loans held-for-sale were as follows:

Balance at December 31, 2013	$—
Purchases(A)	1,577,933
Securitizations	(1,289,687)
Transfers of loans from linked transactions(B)	4,595
Transfers of loans from held-for-investment(C)	841,734
Proceeds from repayments	(2,413)
Valuation provision on loans(D)	(5,723)
Balance at December 31, 2014	$1,126,439

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans previously financed with the selling counterparty and accounted for as linked transactions that New Residential decided to sell.

(C)	Represents loans not acquired with the intent to sell that New Residential decided to sell.

(D)	Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans.
Real estate owned (REO)
New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.
During the year ended December 31, 2014, New Residential received properties in satisfaction of non-performing residential mortgage loans included in the PCI loan portfolio. In addition, New Residential acquired properties through its purchases of residential mortgage loan portfolios. As a result, New Residential has recognized REO assets totaling approximately $30.6 million (net of a $2.4 million valuation allowance) during the year ended December 31, 2014. As of December 31, 2014, New Residential had PCI residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $536.6 million. In addition, see below regarding REO acquired through linked transactions.
Linked Transactions
In the first quarter of 2014, New Residential invested in portfolios of non-performing loans and financed the transactions with the same counterparties from which it purchased them. New Residential accounts for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, New Residential recorded a non-hedge derivative instrument on a net basis, with changes in market value recorded as Other Income in the Consolidated Statements of Income. For further information on the transactions, see below and Note 10.
On January 15, 2014, New Residential purchased a portfolio of non-performing residential mortgage loans with a UPB of approximately $65.6 million at a price of approximately $33.7 million. To finance this purchase, on January 15, 2014, New Residential entered into a $25.3 million repurchase agreement with Credit Suisse ("CS"). This purchase was accounted for as a linked transaction (Note 10).
On March 28, 2014, New Residential purchased a portfolio of non-performing mortgage loans with a UPB of approximately $7.0 million at a price of approximately $3.8 million. The investment was financed with a $2.5 million master repurchase agreement with The Royal Bank of Scotland ("RBS"). This acquisition is accounted for as a linked transaction (Note 10).

On October 28, 2014, New Residential sold substantially all of its non-performing mortgage loans accounted for as linked transactions for approximately $86.2 million, recording a gain on sale of approximately $5.6 million, and paid off $62.5 million of related financing under repurchase agreements. At the time of sale, the non-performing mortgage loans had an outstanding unpaid principal balance of $138.5 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

During the year ended December 31, 2014, New Residential received properties in satisfaction of non-performing residential mortgage loans included in the portfolios acquired from CS and RBS accounted for as linked transactions. As a result, New Residential has recognized REO assets totaling approximately $29.3 million, as of December 31, 2014. As of December 31, 2014 and December 31, 2013, New Residential had residential mortgage loans accounted for as linked transactions that were in the process of foreclosure with an unpaid principal balance of $2.1 million and $0.0 million, respectively.
See Notes 2 and 18 regarding new accounting guidance for these transactions applicable in 2015.
9. INVESTMENTS IN CONSUMER LOANS, EQUITY METHOD INVESTEES
On April 1, 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold an additional $0.4 billion of asset-backed notes for 96% of par. These notes were subordinate to the $2.2 billion of debt issued in April 2013. All of these notes were refinanced in October 2014 as described below. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio.
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

On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The proceeds in excess of the refinanced debt were distributed to the co-investors. New Residential received approximately $337.8 million which reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million. Subsequent to this refinancing, New Residential has discontinued recording its share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative cash distributions. As a result, cash distributions of $11.9 million were recorded as additional gain by New Residential in the fourth quarter of 2014.
The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

	December 31, 2014	December 31, 2013
Consumer Loan Assets (amortized cost basis)	$2,088,330	$2,572,577
Other Assets	92,051	192,830
Debt	(2,411,421)	(2,010,433)
Other Liabilities	(12,340)	(32,712)
Equity	$(243,380)	$722,262
New Residential’s investment	$—	$215,062
New Residential’s ownership	30.0%	30.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

	Year Ended December 31,
	2014	2013
Interest income	$534,990	$481,056
Interest expense	(81,706)	(71,639)
Provision for finance receivable losses	(104,921)	(60,619)
Other expenses, net	(74,781)	(67,225)
Change in fair value of debt	(14,810)	—
Loss on extinguishment of debt	(21,151)	—
Net income	$237,621	$281,573
New Residential’s equity in net income through October 3, 2014	$53,840	$82,856
New Residential’s ownership	30.0%	30.0%
The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	Unpaid Principal Balance		Interest in Consumer Loan Companies	Carrying Value(B)	Weighted Average Coupon(C)	Weighted Average Yield	Weighted Average Expected Life (Years)(D)
December 31, 2014	$2,589,748	(A)	30.0%	$2,088,330	18.1%	16.1%	3.6
December 31, 2013	$3,298,769		30.0%	$2,572,577	18.3%	15.9%	3.2

(A)	Represents the November 30, 2014 balance.

(B)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(C)	Substantially all of the cash flows received on the loans is required to be used to make payments on the notes described above.

(D)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.
New Residential’s investments in consumer loans, equity method investees changed as follows:

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$215,062	$—
Contributions to equity method investees	—	245,421
Distributions of earnings from equity method investees(A)	(53,840)	(82,856)
Distributions of capital from equity method investees	(215,062)	(30,359)
Earnings from investments in consumer loan equity method investees	53,840	82,856
Balance at end of period	$—	$215,062

(A)
During the year ended December 31, 2014, the Consumer Loan Companies distributed $53.2 million in cash to, and made $0.6 million in tax withholding payments on behalf of, New Residential. The tax withholding payments were considered a non-cash distribution.

10. DERIVATIVES
As of December 31, 2014, New Residential’s derivative instruments included both economic hedges that were not designated as hedges for accounting purposes as well as RMBS and non-performing loans accounted for as linked transactions that were not entered into for risk management purposes or for hedging activity. As of December 31, 2013, New Residential's derivative instruments included RMBS and non-performing loans accounted for as linked transactions that were not entered into for risk management purposes or for hedging activity. New Residential uses economic hedges to hedge a portion of its interest rate risk

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors. New Residential’s credit risk with respect to economic hedges and linked transactions is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.
As of December 31, 2014, New Residential held to-be-announced forward contract positions (“TBAs”) of $1.2 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs of $1.2 billion notional was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain residential mortgage loans and specified mortgage backed securities.
New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivative assets
Real Estate Securities(A)	Derivative assets	$32,090	$1,452
Non-Performing Loans(A)	Derivative assets	312	34,474
Interest Rate Caps	Derivative assets	195	—
		$32,597	$35,926
Derivative liabilities
Real Estate Securities	Accrued expenses and other liabilities	$—	$18
TBAs	Accrued expenses and other liabilities	4,985	—
Interest Rate Swaps	Accrued expenses and other liabilities	9,235	—
		$14,220	$18

(A)	Investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions and are reflected as derivatives.
The following table summarizes notional amounts related to derivatives:

	December 31,
	December 31, 2014	December 31, 2013
Non-Performing Loans(A)	$2,931	$164,598
Real Estate Securities(B)	186,694	10,000
TBAs, short position(C)	1,234,000	—
Interest Rate Caps(D)	210,000	—
Interest Rate Swaps(E)	1,107,000	—

(A)	Represents the UPB of the underlying loans of the non-performing loan pools within linked transactions.

(B)	Represents the face amount of the real estate securities within linked transactions.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

(D)	Caps LIBOR at 3.0%.

(E)	Receive LIBOR and pay a fixed rate.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

	Year Ended December 31, 2014
	2014	2013
Other income (loss)
Non-Performing Loans(A)	$(1,149)	$1,831
Real Estate Securities(A)	2,336	(11)
TBAs	(4,985)	—
Interest Rate Caps	(4)	—
Interest Rate Swaps	(9,235)	—
	(13,037)	1,820
Gain (loss) on settlement of investments
Real Estate Securities(A)	43	—
TBAs	(33,638)	—
Interest Rate Swaps	(8,400)	—
Non-Performing Loans	5,609
U.S.T. Short Positions	176	—
	(36,210)	—
Total gains (losses)	$(49,247)	$1,820

(A)	Investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions and are reflected as derivatives.
The following table presents both gross and net information about linked transactions:

	December 31,
	2014	2013
Non-Performing Loans
Non-performing loan assets, at fair value(A)	$1,581	$95,014
Repurchase agreements(B)	(1,269)	(60,540)
	312	34,474
Real Estate Securities
Real estate securities, at fair value(C)	116,739	9,952
Repurchase agreements(B)	(84,649)	(8,500)
	32,090	1,452
Net assets recognized as linked transactions	$32,402	$35,926

(A)
Non-performing loans that had a UPB of $2.9 million and $164.6 million as of December 31, 2014 and 2013, respectively, which represented the notional amount of the linked transaction and accrued interest.

(B)	Represents carrying amount that approximates fair value.

(C)
Real estate securities that had a current face amount of $186.7 million and $10.0 million as of December 31, 2014 and 2013, respectively, which represented the notional amount of the linked transaction.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS
The following table presents certain information regarding New Residential’s debt obligations:

December 31, 2014(A)											December 31, 2013
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value
Repurchase Agreements (B)
Agency RMBS (C)	Various	$1,707,602	$1,707,602	Jan-15 to Feb-15	0.35%	0.1	$1,646,361	$1,724,329	$1,740,163	5.0	$1,332,954
Non-Agency RMBS (D)	Various	539,049	539,049	Jan-15 to Mar-15	1.52%	0.1	1,798,586	690,507	702,572	6.3	287,757
Residential Mortgage Loans(E)	Various	867,334	867,334	Jan-15 to Aug-16	2.56%	1.2	1,388,615	1,145,122	1,145,122	4.0	—
Real Estate Owned(F)	Various	35,105	35,105	Jan-15 to Aug-16	2.84%	0.7	N/A	N/A	54,124	N/A	—
Total Repurchase Agreements		3,149,090	3,149,090		1.19%	0.4					1,620,711
Notes Payable
Secured Corporate Loan	N/A	—	—	—	—%	—	—	—	—	—	75,000
Servicer Advances(G)	Various	2,890,230	2,890,230	Mar-15 to Mar-17	3.04%	1.5	3,102,492	3,186,622	3,270,839	4.0	2,390,778
Residential Mortgage Loans(H)	Dec-13	22,194	22,194	Oct-15	3.33%	0.8	45,182	26,483	24,965	3.9	22,840
Real Estate Owned(H)	Dec-13	785	785	Oct-15	3.33%	0.8	N/A	N/A	883	N/A	—
Total Notes Payable		2,913,209	2,913,209		3.04%	1.5					2,488,618
Total/ Weighted Average		$6,062,299	$6,062,299		2.08%	0.9					$4,109,329

(A)	Excludes debt related to linked transactions (Note 10).

(B)	These repurchase agreements had approximately $2.4 million of associated accrued interest payable as of December 31, 2014.

(C)
The counterparties of these repurchase agreements are Bank of America N.A. ($407.3 million), Daiwa ($347.8 million), Jefferies ($341.0 million), Mizuho ($293.6 million), Barclays ($240.8 million), and Morgan Stanley ($77.2 million) and were subject to customary margin call provisions. All of the Agency RMBS repurchase agreements have a fixed rate.

(D)
The counterparties of these repurchase agreements are Credit Suisse ($134.5 million), UBS ($165.6 million), Bank of America N.A. ($105.1 million), Goldman Sachs ($72.1 million), Royal Bank of Canada ($55.7 million), and Barclays ($6.0 million) and were subject to customary margin call provisions. All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates.

(E)
The counterparties on these repurchase agreements are Credit Suisse ($345.7 million maturing in November 2015), Nomura ($299.5 million maturing in May 2016), Bank of America N.A. ($198.5 million maturing in August 2016), Citibank ($19.4 million maturing in May 2015) and Royal Bank of Scotland ($4.2 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)
The counterparties of these repurchase agreements are Royal Bank of Scotland ($17.1 million), Nomura ($13.7 million), Bank of America, N.A. ($2.6 million) and Credit Suisse ($1.7 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(G)
$1.1 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.5% to 2.1%.

(H)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

In October 2014, New Residential paid off the outstanding consumer loan repurchase agreement with Credit Suisse for approximately $125.0 million.
Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the servicer advances, such collateral is not available to other creditors of New Residential.
New Residential has margin exposure on $3.1 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.
As of December 31, 2014, New Residential held TBA positions of $1.2 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty (Note 10). As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.
Activities related to the carrying value of New Residential's debt obligations were as follows:

	Servicer Advances	Real Estate Securities	Real Estate Loans	Other	Total
Balance at December 31, 2012	$—	$150,922	$—	$—	$150,922
Repurchase Agreements
Borrowings	—	3,745,456	—	—	3,745,456
Repayments	—	(2,275,667)	—	—	(2,275,667)
Notes Payable
Borrowings	2,449,927	—	22,840	75,000	2,547,767
Repayments	(59,149)	—	—	—	(59,149)
Balance at December 31, 2013(A)	$2,390,778	$1,620,711	$22,840	$75,000	$4,109,329
Repurchase Agreements
Borrowings	—	4,122,434	2,027,301	150,000	6,299,735
Repayments	—	(3,496,494)	(1,124,862)	(150,000)	(4,771,356)
Notes Payable
Borrowings	5,840,232	—	1,242	—	5,841,474
Repayments	(5,340,780)	—	(1,103)	(75,000)	(5,416,883)
Balance at December 31, 2014(A)	$2,890,230	$2,246,651	$925,418	$—	$6,062,299
(A)    Excludes debt related to linked transactions (Note 10).
See Note 18 for recent activities related to New Residential's debt obligations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Maturities
New Residential’s debt obligations as of December 31, 2014 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2015	$631,604	$2,411,121	$3,042,725
2016	2,309,062	201,112	2,510,174
2017	509,400	—	509,400
	$3,450,066	$2,612,233	$6,062,299

(A)	Excludes recourse debt related to linked transactions (Note 10).
Borrowing Capacity
The following table represents New Residential’s borrowing capacity as of December 31, 2014:

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans(A)	Real Estate Loans	$2,074,991	$903,747	$1,171,244
Notes Payable
Servicer Advances(B)	Servicer Advances	4,300,900	2,890,230	1,410,670
		$6,375,891	$3,793,977	$2,581,914

(A)	Includes $25.0 million of borrowing capacity and $1.3 million of balance outstanding related to one of New Residential's linked transactions (Note 10).

(B)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.2% fee on the unused borrowing capacity.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12 month period or a 35% decline over any 3 month period and a 4:1 indebtedness to tangible net worth provision. New Residential was in compliance with all of its debt covenants as of December 31, 2014.
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
U.S. GAAP requires the categorization of the fair value of financial instruments into three broad levels which form a hierarchy based on the transparency of inputs to the valuation.
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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

New Residential follows this hierarchy for its financial instruments. The classifications are based on the lowest level of input that is significant to the fair value measurement.
The carrying values and fair values of New Residential’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2014 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$102,481,758	$417,733	$—	$—	$417,733	$417,733
Excess mortgage servicing rights, equity method investees, at fair value(A)	146,257,821	330,876	—	—	330,876	330,876
Servicer advances	3,102,492	3,270,839	—	—	3,270,839	3,270,839
Real estate securities, available-for-sale	3,542,511	2,463,163	—	1,740,163	723,000	2,463,163
Residential mortgage loans, held for investment	69,581	47,838	—	—	47,913	47,913
Residential mortgage loans, held for sale	1,364,216	1,126,439	—	—	1,140,070	1,140,070
Non-hedge derivatives(B)	399,625	32,597	—	195	32,402	32,597
Cash and cash equivalents	212,985	212,985	212,985	—	—	212,985
Restricted cash	29,418	29,418	29,418	—	—	29,418
		$7,931,888	$242,403	$1,740,358	$5,962,833	$7,945,594
Liabilities:
Repurchase agreements	$3,149,090	$3,149,090	$—	$2,246,651	$902,439	$3,149,090
Notes payable	2,913,209	2,913,209	—	822,587	2,092,814	2,915,401
Derivative liabilities	2,341,000	14,220	—	14,220	—	14,220
		$6,076,519	$—	$3,083,458	$2,995,253	$6,078,711

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)	The notional amount for linked transactions consists of the aggregate UPB amounts of the loans and securities that comprise the asset portion of the linked transaction.
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Non-Agency	Servicer Advances	Non-Agency RMBS	Linked Transactions	Total
Balance at December 31, 2012	$130,702	$114,334	$—	$—	$—	$289,756	$—	$534,792
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment (“OTTI”) on securities(D)	—	—	—	—	—	(978)	—	(978)
Included in change in fair value of investments in excess mortgage servicing rights(D)	32,660	20,672	—	—	—	—	—	53,332
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	47,493	2,850	—	—	—	50,343
Included in change in fair value of investments in servicer advances	—	—	—	—	—	—	—	—
Included in gain on settlement of investments, net	—	—	—	—	—	52,657	—	52,657
Included in other income(D)	—	—	—	—	—	—	1,820	1,820
Gains (losses) included in other comprehensive income, net of tax(E)	—	—	—	—	—	(11,604)	—	(11,604)
Interest income	19,416	21,505	—	—	4,421	20,556	—	65,898
Purchases, sales and repayments
Purchases/contributions from Newcastle	2,391	61,043	244,150	114,715	2,764,524	825,871	34,106	4,046,800
Purchase adjustments	—	—	—	—	—	—	—	—
Proceeds from sales	—	—	—	—	—	(521,865)	—	(521,865)
Proceeds from repayments	(40,509)	(38,063)	(46,244)	(10,198)	(103,394)	(83,968)	—	(322,376)
Settlements(F)	—	—	—	—	—	—	—	—
Balance at December 31, 2013	$144,660	$179,491	$245,399	$107,367	$2,665,551	$570,425	$35,926	$3,948,819
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment (“OTTI”) on securities(D)	—	—	—	—	—	(927)	—	(927)
Included in change in fair value of investments in excess mortgage servicing rights(D)	24,265	17,350	—	—	—	—	—	41,615
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	40,120	17,160	—	—	—	57,280
Included in change in fair value of investments in servicer advances	—	—	—	—	84,217	—	—	84,217
Included in gain on settlement of investments, net	—	—	—	—	—	60,553	5,652	66,205
Included in other income(D)	1,157	—	—	—	—	—	1,187	2,344
Gains (losses) included in other comprehensive income, net of tax(E)	—	—	—	—	—	8,819	—	8,819
Interest income	22,451	26,729	—	—	190,206	17,713	—	257,099
Purchases, sales and repayments
Purchases	66,197	27,916	—	—	6,830,266	1,455,996	39,538	8,419,913
Proceeds from sales	—	—	—	—	—	(1,288,980)	(25,240)	(1,314,220)
Proceeds from repayments	(41,211)	(51,272)	(52,901)	(26,269)	(6,499,401)	(100,599)	(9,069)	(6,780,722)
Settlements(F)	—	—	—	—	—	—	(15,592)	(15,592)
Balance at December 31, 2014	$217,519	$200,214	$232,618	$98,258	$3,270,839	$723,000	$32,402	$4,774,849

(A)	Includes the Recapture Agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

(D)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(E)	These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.

(F)
Includes value of 1) residential mortgage loans transferred to REO net of associated repurchase financing agreements, and 2) residential mortgage loans no longer treated as linked transactions due to repayment of associated repurchase financing.

Investments in Excess MSRs Valuation and Excess MSRs Equity Method Investees Valuation
Fair value estimates of New Residential’s Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, the excess mortgage servicing amount of the underlying mortgage loans and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans.
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
In addition, in valuing the Excess MSRs, management considered the likelihood of Nationstar or SLS being removed as the servicer, which likelihood is considered to be remote.
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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs owned directly and through equity method investees as of December 31, 2014:

	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Speed(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)
Agency
Original and Recaptured Pools	10.9%	5.5%	31.1%	22
Recapture Agreement	8.0%	5.0%	19.8%	21
	10.7%	5.5%	30.4%	22
Non-Agency(F)
Original and Recaptured Pools	12.5%	N/A	10.0%	15
Recapture Agreement	8.0%	N/A	20.0%	20
	12.2%	N/A	10.7%	15
Total/Weighted Average--Directly Held	11.5%	5.5%	20.0%	18

Held through Equity Method Investees (Note 5)
Agency
Original and Recaptured Pools	13.2%	6.7%	33.3%	19
Recapture Agreement	8.0%	5.0%	20.0%	23
	12.3%	6.4%	30.9%	19
Non-Agency(F)
Original and Recaptured Pools	13.4%	N/A	10.0%	12
Recapture Agreement	8.0%	N/A	20.0%	20
	13.1%	N/A	10.7%	12
Total/Weighted Average--Held through Investees	12.5%	6.4%	24.1%	17

Total/Weighted Average--All Pools	12.2%	6.3%	22.6%	17

(A)	Weighted by amortized cost basis of the mortgage loan portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee.

(F)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

As of December 31, 2014, a weighted average discount rate of 9.6% was used to value New Residential's investments in Excess MSRs (directly and through equity method investees).
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
DECEMBER 31, 2014, 2013 and 2012
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
New Residential uses different prepayment and delinquency assumptions in valuing the Excess MSRs relating to the original loan pools, the Recapture Agreements and the Excess MSRs relating to recaptured loans. The prepayment speed and delinquency rate assumptions differ because of differences in the collateral characteristics, eligibility for HARP 2.0 and expected borrower behavior for original loans and loans which have been refinanced. The assumptions for recapture and discount rates when valuing Excess MSRs and Recapture Agreements are based on historical recapture experience and market pricing.

Investments in Servicer Advances Valuation

On December 17, 2013, New Residential initially recorded its investment in servicer advances, including the basic fee component of the related MSR, at the purchase price paid, which New Residential’s management believes reflects the value a market participant would attribute to the investment at the time of purchase and approximated the fair value of the investment as of December 31, 2013.

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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

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
In valuing the servicer advances, management considered the likelihood of Nationstar or SLS being removed as the servicer, which likelihood is considered to be remote.
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
The following table summarizes certain information regarding the inputs used in valuing the servicer advances as of December 31, 2014:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed	Delinquency	Mortgage Servicing Amount(A)	Discount Rate
December 31, 2014	2.1%	12.6%	15.6%	19.4 bps	5.4%

(A)	Mortgage servicing amount excludes the amounts New Residential pays Nationstar and SLS as a monthly servicing fee.

The valuation of the servicer advances also takes into account the performance fee paid to the servicer, which in the case of the Buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as loan-to-value ratio and interest rate (Note 6). All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment speed, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. New Residential uses assumptions that generate its best estimate of future cash flows for each investment in servicer advances, including the basic fee component of the related MSR.
When valuing servicer advances, New Residential uses the following criteria to determine the significant inputs:

•
Servicer advance balance: Servicer advance balance projections are in the form of a “vector” that varies over the expected life of the residential mortgage loan pool. The servicer advance balance projection is based on assumptions that reflect factors such as the borrower’s expected delinquency status, the rate at which delinquent borrowers re-perform or become current again, servicer modification offer and acceptance rates, liquidation timelines and the servicers’ stop advance and clawback policies.

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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

believes the time period utilized provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions.

•
Mortgage Servicing Amount: Mortgage servicing amounts are contractually determined on a pool-by-pool basis. Management projects the weighted average mortgage servicing amount based on its projections for prepayment speeds.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.
Real Estate Securities Valuation
As of December 31, 2014, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,646,361	$1,724,329	$1,740,163	$—	$1,740,163	2
Non-Agency RMBS(C)	1,896,150	710,515	709,346	13,654	723,000	3
Total	$3,542,511	$2,434,844	$2,449,509	$13,654	$2,463,163

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

(B)	Management was unable to obtain quotations from more than one source on these securities. The one source was the seller (the party that sold New Residential the security).

(C)	Includes New Residential's investments in interest-only notes for which the fair value option for financial instruments was elected.
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

At December 31, 2014 and 2013, assets measured at fair value on a nonrecurring basis were $666.6 million and $0.0 million, respectively. The $666.6 million of assets include approximately $610.1 million of residential mortgage loans and $56.5 million of REO. The fair value of New Residential’s residential mortgage loans held-for-sale are estimated based on a discounted cash flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of December 31, 2014:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

December 31, 2014	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$36,613	4.6%	7.5	4.2%	4.2%	40.2%
PCI Loans	573,510	5.7%	2.6	2.9%	N/A	30.9%
Total/Weighted Average	$610,123	5.6%	2.9	3.0%		31.5%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance. Not applicable for PCI Loans that are not 100% in default.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion are generally 10%.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2014, was a reduction of approximately $4.9 million and $2.4 million for loans held-for-sale and REO, respectively.
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
The following table summarizes the inputs used in valuing residential mortgage loans as of December 31, 2014:

December 31, 2014	Carrying Value(A)	Fair Value	Valuation Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$24,965	$24,965	$1,057	10.2%	3.9	N/A	N/A	5.9%
Performing Loans	374,745	383,689	N/A	4.6%	7.0	5.7%	2.2%	44.9%
PCI Loans	164,444	169,206	N/A	5.5%	2.8	2.3%	N/A	25.8%
Total/Weighted Average	$564,154	$577,860	$1,057	5.1%	5.6			37.6%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

(D)	Carrying value and fair value represent a 70% interest New Residential holds in the reverse mortgage loans.

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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

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
Liabilities for Which Fair Value is Only Disclosed
Repurchase agreements and notes payable are not measured at fair value. They are generally considered to be Level 2 and Level 3 in the valuation hierarchy, respectively, with significant valuation variables including the amount and timing of expected cash flows, interest rates and collateral funding spreads.
Short-term repurchase agreements and short-term notes payable have an estimated fair value equal to their carrying value due to their short duration and generally floating interest rates. Longer-term notes payable, representing the securitized portion of the servicer advance financing, are valued based on internal models utilizing both observable and unobservable inputs. As of December 31, 2014, these longer-term notes have an estimated fair value of $1,995.6 million and a carrying value of $1,995.9 million.
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
New Residential’s certificate of incorporation authorizes 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At the time of the completion of the spin-off, there were 126,512,823 outstanding shares of common stock which was based on the number of Newcastle’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Newcastle common stock (adjusted for the reverse split described below).
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

An employee of the Manager exercised 107,500 options with a weighted average exercise price of $5.61 on May 7, 2014. Upon exercise, 107,500 shares of common stock of New Residential were issued. Employees of the Manager and one of New Residential's directors exercised an aggregate of 498,500 options with a weighted average exercise price of $5.62 in August 2014. Upon exercise, 276,037 shares of common stock of New Residential were issued. A former employee of the Manager exercised 42,566 options with a weighted average exercise price of $7.19 on December 5, 2014. Upon exercise, 42,566 shares of common stock of New Residential were issued.
Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Special Dividend	Total Dividend	Total Amounts Distributed (millions)
June 3, 2013	July 31, 2013	$0.14	$—	$0.14	$17.7
September 18, 2013	October 31, 2013	0.35	—	0.35	44.3
December 17, 2013	January 31, 2014	0.35	0.15	0.50	63.3
March 19, 2014	April 30, 2014	0.35	—	0.35	44.3
June 17, 2014	July 31, 2014	0.35	0.15	0.50	70.6
September 18, 2014	October 31, 2014	0.35	—	0.35	49.5
December 18, 2014	January 30, 2015	0.38	—	0.38	53.7
Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2014.
Option Plan
New Residential has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential has initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. An increase of 1,437,500 was made on January 1, 2015. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share unless advance approval is made to settle options in shares of common stock.
Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, 10.7 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.
Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 4,000 shares of common stock. The fair value of such options was not material at the date of grant.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

New Residential’s outstanding options were summarized as follows:

	December 31, 2014			December 31, 2013
	Issued Prior to 2011	Issued in 2011- 2014	Total	Issued Prior to 2011	Issued in 2011 - 2013	Total
Held by the Manager	473,377	8,432,597	8,905,974	748,277	8,088,167	8,836,444
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	125,622	1,700,497	1,826,119	267,785	1,255,000	1,522,785
Issued to the independent directors	1,000	4,000	5,000	1,000	5,000	6,000
Total	599,999	10,137,094	10,737,093	1,017,062	9,348,167	10,365,229
The following table summarizes New Residential’s outstanding options as of December 31, 2014. The last sales price on the New York Stock Exchange for New Residential’s common stock in the year ended December 31, 2014 was $12.77 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Options	Options Exercisable as of December 31, 2014	Weighted Average Exercise Price(B)	Intrinsic Value as of December 31, 2014 (millions)
Directors	Various	6,000	5,000	$17.54	$—
Manager(C)	2003 - 2007	1,226,555	598,999	31.52	—
Manager(C)	Mar-11	838,417	547,583	6.58	3.4
Manager(C)	Sep-11	1,269,917	849,916	4.98	6.6
Manager(C)	Apr-12	948,750	920,983	6.82	5.5
Manager(C)	May-12	1,150,000	1,117,333	7.34	6.1
Manager(C)	Jul-12	1,265,000	1,192,344	7.34	6.6
Manager(C)	Jan-13	2,875,000	2,204,165	10.24	5.6
Manager(C)	Feb-13	1,150,000	843,332	11.48	1.1
Manager(C)	Apr-14	1,437,500	383,333	12.20	0.2
Exercised(D)	2013-2014	(802,492)	N/A	5.81	N/A
Expired unexercised	2003 - 2004	(627,554)	N/A	N/A	N/A
Outstanding		10,737,093	8,662,988

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The strike prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2004 - 2007	$29.92 to $33.80	125,622
2012	$6.82 to $7.34	600,000
2013	$10.24 to $11.48	1,100,497
Total		1,826,119

(D)	Exercised by employees of Fortress, subsequent to their assignment, or by directors. The options exercised had an intrinsic value of $4.5 million.
Income and Earnings Per Share
Net income earned prior to the spin-off is included in additional paid-in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off from Newcastle.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the years ended December 31, 2014 and 2013 based on the treasury stock method, New Residential had 3,092,844 and 2,145,104 dilutive common stock equivalents, respectively.
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
14. COMMITMENTS AND CONTINGENCIES
Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of December 31, 2014, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential.
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
Capital Commitments — As of December 31, 2014, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to December 31, 2014):
Excess MSRs — As of December 31, 2014, New Residential had outstanding capital commitments of $7.2 million related to the acquisition of Excess MSRs on portfolios of Agency residential mortgage loans. See Notes 4 and 5 for information on New Residential’s investments in Excess MSRs.
Servicer Advances — New Residential and third-party co-investors agreed to purchase future servicer advances related to Non-Agency mortgage loans. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Note 6 for information on New Residential’s investments in servicer advances.
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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

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
In addition, effective May 15, 2013, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, and gains (or losses) from debt restructuring and gains (or losses) from sales of property and other assets, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Newcastle on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Newcastle’s prior performance.
In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.
Due to affiliates is comprised of the following amounts:

	December 31,
	2014	2013
Management fees	$1,710	$1,495
Incentive compensation	54,334	16,847
Expense reimbursements and other	1,380	827
Purchase price payable	—	—
Total	$57,424	$19,169

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Affiliate expenses and fees were comprised of:

	Year Ended December 31,
	2014	2013
Management fees	$19,651	$15,343
Incentive compensation	54,334	16,847
Expense reimbursements(A)	500	500
Total	$74,485	$32,690

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
See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of December 31, 2014, 98.8% and 97.0% of the UPB of the loans underlying New Residential's investments in Excess MSRs and servicer advances, respectively, was serviced or master serviced by Nationstar. As of December 31, 2014, a total face amount of $1.7 billion of New Residential’s Non-Agency RMBS portfolio and approximately $92.9 million of New Residential's Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $7.5 billion as of December 31, 2014. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $93.4 billion, whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar. As of December 31, 2014, $976.2 million UPB of New Residential's residential mortgage loans were being serviced by Nationstar. As of December 31, 2014, $33.6 million of REO was being serviced by Nationstar. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.
See Note 9 for a discussion of a transaction with Springleaf.
16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME
The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Year Ended December 31,
		2014	2013	2012
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(65,701)	$(52,657)	$—
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	1,391	4,993	—
Total reclassifications		$(64,310)	$(47,664)	$—
New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013
Current:
Federal	$3,737	$—
State and Local	2,799	—
Total Current Provision	6,536	—
Deferred:
Federal	12,853	—
State and Local	3,568	—
Total Deferred Provision	16,421	—
Total Provision for Income Taxes	$22,957	$—
New Residential intends to qualify as a REIT for the tax years ending December 31, 2013 and 2014. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential was a wholly owned subsidiary of Newcastle until May 15, 2013 and, as a qualified REIT subsidiary, was a disregarded entity until such date. As a result, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for the period from January 1, 2013 through May 15, 2013. New Residential distributed 100% of its 2013 REIT taxable income by the prescribed dates.
New Residential operates a securitization vehicle and has made certain investments, particularly its investments in servicer advances (Note 6) and REO (Note 7), through TRSs that are subject to regular corporate income taxes. In addition, some investments are held through limited partnership interests which may be subject to the New York City unincorporated business tax (“UBT”). Regular corporate income taxes on the TRSs and UBT have been provided for in the provision for income taxes, as applicable.
The increase in the provision for income taxes for the year ended December 31, 2014 is primarily due to an increase in taxable profits in entities subject to corporate income tax rates.
The difference between New Residential's reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2014	2013
Provision at the statutory rate	35.00%	35.00%
Non-taxable REIT income	(31.12)%	(35.00)%
State and local taxes	0.69%	—%
Other	0.37%	—%
Total provision	4.94%	—%
The tax effects of temporary differences that give rise to significant portions of the deferred tax liability as of December 31, 2014 are presented below:

Deferred tax assets:
Allowance for loan losses	$962
Net operating losses	2,657
Other	134
Total deferred tax assets	3,753
Less valuation allowance	(3,619)
Net deferred tax assets	$134

Deferred tax liabilities:
Unrealized gains on servicer advances	$15,248
Total deferred tax liability	$15,248

Net deferred tax liability	$15,114
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2014 New Residential recorded a valuation allowance related to net operating losses and loan loss reserves as management does not believe that it is more likely than not that the deferred tax assets will be realized.
The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2013	$493
Increase related to net operating losses and loan loss reserves	3,126
Other increase (decrease)	—
Valuation allowance at December 31, 2014	$3,619
New Residential and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions beginning with the tax year ending December 31, 2013. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing. As of December 31, 2014, New Residential recorded an increase to the income tax provision of $2.3 million for unrecognized tax benefits. The reserve for unrecognized tax benefits relates to state and local tax positions expected to be taken on the income tax returns. A reconciliation of the unrecognized tax benefits is as follows:

Balance at December 31, 2013	$—
Additions for tax position of current year	2,258
Other Additions (Reductions)	—
Balance at December 31, 2014	$2,258
New Residential records penalties and interest related to uncertain tax positions as a component of income tax expense, where applicable. As of December 31, 2014, New Residential did not accrue interest or penalties related to uncertain tax positions. New Residential believes there is a possibility that a significant change to the uncertain tax benefits could occur during the next 12 months. However, an estimate of such change is unavailable at this time. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.3 million as of December 31, 2014.
Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2014	$1.58	84.78%	15.22%	—
2013	$0.99	90.01%	9.99%	—
18. RECENT ACTIVITIES
These financial statements include a discussion of material events that have occurred subsequent to December 31, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Excess MSRs

On January 16, 2015, New Residential invested approximately $23.8 million to acquire a 33.3% interest in the Excess MSR on a portfolio of Freddie Mac residential mortgage loans with an aggregate UPB of $8.4 billion. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of these investments, to the extent that any loans in the portfolios are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations. New Residential has remaining commitments of $2.6 million to invest in Excess MSRs on this portfolio of Freddie Mac residential mortgage loans.

Subsequent to December 31, 2014, New Residential and the Fortress-managed funds restructured their investments in two of the Excess MSR joint ventures and now each directly owns their share of the underlying assets of the joint ventures.

Servicer Advances

Subsequent to December 31, 2014 and prior to February 28, 2015, New Residential funded a total of $133.8 million remaining servicer advances and related basic fee portion of the MSR (the “Advance Fee” commitments)(with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts, which represents substantially all of the remaining balance to complete the acquisition (the “SLS Transaction”) of 50% of the Excess MSRs, all of the servicer advances and Advance Fee, and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by Specialized Loan Servicing LLC (“SLS”). New Residential funded a total of $33.8 million of new servicer advances in February 2015 and notes payable outstanding decreased by $0.2 million in relation to these fundings (net of $18.1 million of principal paydown of the existing debt and $17.9 million of additional financing). New Residential recovered $79.1 million of existing servicer advances and restricted cash increased approximately $0.7 million in relation to the January and February 2015 fundings.
Subsequent to December 31, 2014 and prior to February 28, 2015, the Buyer funded a total of $458.0 million of servicer advances and recovered $571.1 million of existing servicer advances.  Notes payable outstanding decreased by $100.4 million and restricted cash decreased approximately $1.1 million in relation to these fundings. Additionally, the Buyer paid $8.1 million to Nationstar as a contractual incentive fee.
Subsequent to December 31, 2014, the Buyer entered into agreements to increase financing pursuant to one servicer advance facility and one of the notes, which will settle in March 2015. The facility will increase capacity from $500.0 million to $1.0 billion, and the note will increase from $650.0 million to $800.0 million and will have a fixed interest rate equal to 2.50% with an expected repayment date of March 2017.
Real Estate Securities

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

Subsequent to December 31, 2014, New Residential acquired Non-Agency RMBS with an aggregate face amount of approximately $40.7 million for approximately $26.1 million, financed with repurchase agreements. New Residential acquired Agency RMBS with an aggregate face amount of approximately $980.7 million for approximately $1.0 billion, financed with repurchase agreements. New Residential sold Non-Agency RMBS with a face amount of $245.3 million and an amortized cost basis of approximately $222.2 million for approximately $223.9 million and recorded a gain of approximately $1.8 million. New Residential sold Agency RMBS with a face amount of $1.0 billion and an amortized cost basis of approximately $1.0 billion for approximately $1.1 billion and recorded a gain of approximately $20.4 million.
Subsequent to December 31, 2014, New Residential paid off $1.0 billion of Agency RMBS financing within various repurchase facilities as a result of sales. In addition, New Residential also rolled $40.1 million within various repurchase facilities to mature between March 2015 and May 2015.
Subsequent to December 31, 2014, New Residential paid off $175.3 million of Non-Agency RMBS financing within various repurchase facilities as a result of sales. In addition, New Residential also rolled $11.4 million within various repurchase facilities to mature between March 2015 and May 2015.
Residential Mortgage Loans

Subsequent to December 31, 2014, New Residential obtained financing for $34.3 million of real estate owned and $28.2 million of non-performing residential mortgage loans, respectively, with a $30.6 million repurchase facility and used the proceeds to fully pay down another outstanding repurchase facility. Borrowings on this facility bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.75% and have an expected repayment date of May 28, 2016. This facility contains customary covenants, event of default provisions, and is subject to required monthly principal payments.
As a result of ASU No. 2014-11 (Note 2), New Residential has determined that, as of January 1, 2015, its linked transactions will be accounted for as secured borrowings. As a result, $32.4 million carrying amount of derivatives will be removed from the balance sheet and replaced with $116.7 million carrying amount of Non-Agency RMBS, $1.6 million carrying amount of Residential Mortgage Loans, Held-for-Investment, and $85.9 million of Repurchase Agreements.

Subsequent to December 31, 2014 and prior to February 28, 2015, New Residential sold non-performing residential mortgage loans with a UPB of $135.2 million for proceeds of $102.8 million.

Subsequent to December 31, 2014 and prior to February 28, 2015, New Residential committed to sell re-performing and non-performing residential mortgage loans and REO with a UPB of approximately $699.9 million.
Corporate Activities
On December 18, 2014, New Residential’s board of directors declared a fourth quarter 2014 dividend of $0.38 per common share or $53.7 million, which was paid on January 30, 2015 to stockholders of record as of December 30, 2014.

Subsequent to December 31, 2014, New Residential entered into a $100.0 million secured corporate loan with Credit Suisse First Boston Mortgage Capital LLC, an affiliate of Credit Suisse Securities (USA) LLC. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.75%. The loan contains customary covenants and event of default provisions.

On February 22, 2015, New Residential entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Loan Servicing Solutions, Ltd. (“HLSS”) and Hexagon Merger Sub, Ltd., a wholly owned subsidiary of New Residential (“Merger Sub”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into HLSS (the “Merger”), with HLSS continuing as the surviving company and a wholly owned subsidiary of New Residential.

Pursuant to the Merger Agreement, and upon the terms and conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each ordinary share of HLSS, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time, will be automatically converted into the right to receive $18.25 in cash, without interest (the “Merger Consideration”).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

In aggregate, the Merger Consideration is expected to be approximately $1.3 billion. The acquisition is expected to close in the second quarter of 2015.

The Merger does not require the approval of New Residential’s shareholders and is not conditioned on the receipt of financing by New Residential.  However, consummation of the Merger is subject to, among other things: (i) approval of the Merger by the requisite vote of HLSS’s shareholders (the “HLSS Shareholder Approval”) and (ii) certain other customary closing conditions.

The Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the closing of the Merger (“Closing”) has not occurred by the six-month anniversary of the Merger Agreement; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the Closing; (iii) if HLSS fails to obtain the HLSS Shareholder Approval; (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the Closing to be satisfied; or (v) if the Board of Directors of HLSS makes an Adverse Recommendation Change (as defined in the Merger Agreement).  In addition, prior to obtaining the HLSS Shareholder Approval and subject to the payment of a termination fee, HLSS may terminate the Merger Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement).  Upon termination of the Merger Agreement under specified circumstances (including in connection with a Superior Proposal), HLSS will be required to pay the Company a termination fee of $45,400,000. In the event that the Merger Agreement is terminated for failure to obtain the HLSS Shareholder Approval, HLSS will be required to reimburse the Company for out-of-pocket expenses incurred by the Company, up to a maximum amount of $7,000,000.
19. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is an unaudited summary information on New Residential’s quarterly operations.

2014	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$71,490	$92,656	$97,587	$85,124	$346,857
Interest expense	38,997	36,512	33,307	31,892	140,708
Net interest income	32,493	56,144	64,280	53,232	206,149
Impairment
Other-than-temporary impairment (“OTTI”) on securities	328	615	—	448	1,391
Valuation allowance on loans and real estate owned	164	293	1,134	8,300	9,891
	492	908	1,134	8,748	11,282
Net interest income after impairment	32,001	55,236	63,146	44,484	194,867
Other income(A)	35,050	177,889	122,064	40,085	375,088
Operating Expenses	9,899	29,522	25,311	40,167	104,899
Income (Loss) Before Income Taxes	57,152	203,603	159,899	44,402	465,056
Income tax expense (benefit)	287	21,395	7,801	(6,526)	22,957
Net Income (Loss)	$56,865	$182,208	$152,098	$50,928	$442,099
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$8,093	$58,705	$25,726	$(3,302)	$89,222
Net Income (Loss) Attributable to Common Stockholders	$48,772	$123,503	$126,372	$54,230	$352,877
Net Income Per Share of Common Stock
Basic	$0.39	$0.91	$0.89	$0.38	$2.59
Diluted	$0.38	$0.88	$0.88	$0.38	$2.53
Weighted Average Number of Shares of Common Stock Outstanding
Basic	126,604,510	136,465,454	141,211,580	141,395,307	136,472,865
Diluted	129,919,967	139,668,128	144,166,601	144,294,088	139,565,709
Dividends Declared per Share of Common Stock	$0.35	$0.50	$0.35	$0.38	$1.58

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except share data)

2013	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$16,191	$22,999	$21,885	$26,492	$87,567
Interest expense	899	2,651	3,443	8,031	15,024
Net interest income	15,292	20,348	18,442	18,461	72,543
Impairment
Other-than-temporary impairment (“OTTI”) on securities	—	3,756	—	1,237	4,993
Valuation allowance on loans and real estate owned	—	—	—	461	461
	—	3,756	—	1,698	5,454
Net interest income after impairment	15,292	16,592	18,442	16,763	67,089
Other income(A)	2,827	98,182	56,195	83,804	241,008
Operating Expenses	5,044	5,552	11,492	20,386	42,474
Income (Loss) Before Income Taxes	13,075	109,222	63,145	80,181	265,623
Income tax expense (benefit)	—	—	—	—	—
Net Income (Loss)	$13,075	$109,222	$63,145	$80,181	$265,623
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$—	$—	$—	$(326)	$(326)
Net Income (Loss) Attributable to Common Stockholders	$13,075	$109,222	$63,145	$80,507	$265,949
Net Income Per Share of Common Stock
Basic	$0.10	$0.86	$0.50	$0.64	$2.10
Diluted	$0.10	$0.85	$0.49	$0.62	$2.07
Weighted Average Number of Shares of Common Stock Outstanding
Basic	126,512,823	126,512,823	126,536,394	126,593,203	126,539,024
Diluted	126,512,823	128,329,744	129,944,643	129,898,247	128,684,128
Dividends Declared per Share of Common Stock	$—	$0.14	$0.35	$0.50	$0.99

(A)	Earnings from investments in equity method investees is included in other income.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2014.
Item 11. Executive Compensation.
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2014.
Item 13. Certain Relationships and Related Transactions, Director Independence.
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2014.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2014.
PART IV
Item 15. Exhibits; Financial Statement Schedules.

(a) and (c) Financial statements and schedules:
See “Financial Statements and Supplementary Data.”
(b) Exhibits filed with this Form 10-K:

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2
Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

2.3
Master Servicing Rights Purchase Agreement between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.4
Sale Supplement (Shuttle 1) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.5
Sale Supplement (Shuttle 2) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.6
Sale Supplement (First Tennessee) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.7
Agreement and Plan of Merger, dated as of February 22, 2015, by and among New Residential Investment Corp., Hexagon Merger Sub, Ltd. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on February 24, 2015)

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

10.2
Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3
Second Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 5, 2014 (incorporated by reference to New Residential Investment Corp.'s Quarterly Report on Form 10-Q, filed August 7, 2014)

10.4
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.5	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.6
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to New Residential Investment Corp.'s Quarterly Report on Form 10-Q, filed November 7, 2014)

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

21.1	List of Subsidiaries of New Residential Investment Corp.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Combined Financial Statements of SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition, LLC

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Furnished electronically herewith.
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

March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

March 2, 2015

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 2, 2015

By:	/s/ Douglas L. Jacobs
Douglas L. Jacobs
Director

March 2, 2015

By:	/s/ David Saltzman
David Saltzman
Director

March 2, 2015

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director

March 2, 2015

By:	/s/ Michael Nierenberg
Michael Nierenberg
Director, Chief Executive Officer and President

March 2, 2015

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Interim Chief Financial Officer and Principal Accounting Officer

March 2, 2015

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

2.1
Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2
Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

2.3
Master Servicing Rights Purchase Agreement between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.4
Sale Supplement (Shuttle 1) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.5
Sale Supplement (Shuttle 2) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.6
Sale Supplement (First Tennessee) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.7
Agreement and Plan of Merger, dated as of February 22, 2015, by and among New Residential Investment Corp., Hexagon Merger Sub, Ltd. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on February 24, 2015)

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

10.2
Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3
Second Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 5, 2014 (incorporated by reference to New Residential Investment Corp.'s Quarterly Report on Form 10-Q, filed August 7, 2014)

10.4
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.5	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.6
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to New Residential Investment Corp.'s Quarterly Report on Form 10-Q, filed November 7, 2014)

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

21.1	List of Subsidiaries of New Residential Investment Corp.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Combined Financial Statements of SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition, LLC

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Furnished electronically herewith.
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