Form 10-Q
period 2015-03-31
New Residential Investment Corp.
filed 2015-05-11
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
Common stock, $0.01 par value per share: 198,934,905 shares outstanding as of May 1, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Springleaf and other third parties;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

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

•	our ability to maintain our exclusion from registration under the 1940 Act and the fact that maintaining such exclusion imposes limits on our operations; and

•	the risks related to the Acquisition (as defined herein).

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$526,662	$417,733
Excess mortgage servicing rights, equity method investees, at fair value	225,111	330,876
Servicer advances, at fair value	3,245,457	3,270,839
Real estate securities, available-for-sale	2,324,915	2,463,163
Residential mortgage loans, held-for-investment	44,967	47,838
Residential mortgage loans, held-for-sale	500,174	1,126,439
Real estate owned	35,905	61,933
Consumer loans, equity method investees	—	—
Cash and cash equivalents	459,334	212,985
Restricted cash	28,325	29,418
Derivative assets	71	32,597
Other assets	76,701	99,869
	$7,467,622	$8,093,690

Liabilities and Equity

Liabilities
Repurchase agreements	$2,339,389	$3,149,090
Notes payable	2,999,418	2,913,209
Trades payable	196,000	2,678
Due to affiliates	6,465	57,424
Dividends payable	53,745	53,745
Deferred tax liability	13,414	15,114
Accrued expenses and other liabilities	44,777	52,505
	5,653,208	6,243,765

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 141,434,905 and 141,434,905 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,414	1,414
Additional paid-in capital	1,328,587	1,328,587
Retained earnings	217,689	237,769
Accumulated other comprehensive income, net of tax	19,825	28,319
Total New Residential stockholders’ equity	1,567,515	1,596,089
Noncontrolling interests in equity of consolidated subsidiaries	246,899	253,836
Total Equity	1,814,414	1,849,925
	$7,467,622	$8,093,690

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Interest income	$84,373	$71,490
Interest expense	33,979	38,997
Net Interest Income	50,394	32,493

Impairment
Other-than-temporary impairment (“OTTI”) on securities	1,071	328
Valuation provision on loans and real estate owned	977	164
	2,048	492

Net interest income after impairment	48,346	32,001

Other Income
Change in fair value of investments in excess mortgage servicing rights	(1,761)	6,602
Change in fair value of investments in excess mortgage servicing rights, equity method investees	4,921	6,374
Change in fair value of investments in servicer advances	(7,669)	—
Earnings from investments in consumer loans, equity method investees	—	16,360
Gain on settlement of investments, net	14,767	4,357
Other income (loss), net	2,037	1,357
	12,295	35,050

Operating Expenses
General and administrative expenses	8,560	1,985
Management fee to affiliate	5,126	4,486
Incentive compensation to affiliate	3,693	3,338
Loan servicing expense	4,891	90
	22,270	9,899

Income Before Income Taxes	38,371	57,152
Income tax expense (benefit)	(3,427)	287
Net Income	$41,798	$56,865
Noncontrolling Interests in Income of Consolidated Subsidiaries	$5,823	$8,093
Net Income Attributable to Common Stockholders	$35,975	$48,772

Net Income Per Share of Common Stock
Basic	$0.25	$0.39
Diluted	$0.25	$0.38

Weighted Average Number of Shares of Common Stock Outstanding
Basic	141,434,905	126,604,510
Diluted	144,911,309	129,919,967

Dividends Declared per Share of Common Stock	$0.38	$0.35

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Comprehensive income (loss), net of tax
Net income	$41,798	$56,865
Other comprehensive income (loss)
Net unrealized gain on securities	15,132	10,878
Reclassification of net realized (gain) on securities into earnings	(23,626)	(4,164)
	(8,494)	6,714
Total comprehensive income	$33,304	$63,579
Comprehensive income attributable to noncontrolling interests	$5,823	$8,093
Comprehensive income attributable to common stockholders	$27,481	$55,486

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED March 31, 2015
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	141,434,905	$1,414	$1,328,587	$237,769	$28,319	$1,596,089	$253,836	$1,849,925
Dividends declared	—	—	—	(53,745)	—	(53,745)	—	(53,745)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(12,760)	(12,760)
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	—	—	(2,310)	—	(2,310)	—	(2,310)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	35,975	—	35,975	5,823	41,798
Net unrealized gain (loss) on securities	—	—	—	—	15,132	15,132	—	15,132
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(23,626)	(23,626)	—	(23,626)
Total comprehensive income (loss)						27,481	5,823	33,304
Equity - March 31, 2015	141,434,905	$1,414	$1,328,587	$217,689	$19,825	$1,567,515	$246,899	$1,814,414

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$41,798	$56,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	1,761	(6,602)
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(4,921)	(6,374)
Change in fair value of investments in servicer advances	7,669	—
Earnings from consumer loan equity method investees	—	(16,360)
Change in fair value of investments in derivative assets	7,030	(1,357)
Accretion and other amortization	(61,345)	(56,650)
(Gain) / loss on settlement of investments (net)	(17,701)	(4,357)
(Gain) / loss on transfer of loans to REO	544	—
Loss on extinguishment of debt	2,934	—
(Gain) / loss on mortgage servicing rights recapture agreement	(730)	—
Other-than-temporary impairment (“OTTI”)	1,071	328
Valuation provision on loans and real estate owned	977	164
Unrealized loss on other ABS	290	—
Non-cash directors’ compensation	—	78
Deferred income tax expense	(3,007)	—

Changes in:
Restricted cash	1,093	(1,269)
Other assets	(1,849)	5,531
Due to affiliates	(50,959)	(11,172)
Accrued expenses and other liabilities	618	1,179
Other operating cash flows:
Interest received from excess mortgage servicing rights	12,692	13,816
Interest received from servicer advance investments	23,168	16,304
Interest received from Non-Agency RMBS	8,050	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	12,226	11,940
Net cash provided by (used in) operating activities	(18,591)	2,064

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(23,831)	(19,132)
Purchase of servicer advance investments	(1,765,294)	(2,205,070)
Purchase of Agency RMBS	(1,026,525)	(37,922)
Purchase of Non-Agency RMBS	(26,649)	(1,038,721)
Purchase of residential mortgage loans	(19,032)	—
Purchase of derivative assets	—	(71,923)
Payments for settlement of derivatives	(25,007)	—
Return of investments in excess mortgage servicing rights	17,122	8,121
Return of investments in excess mortgage servicing rights, equity method investees	202	8,893
Principal repayments from servicer advance investments	1,802,188	1,442,648
Principal repayments from Agency RMBS	46,967	75,470
Principal repayments from Non-Agency RMBS	14,952	13,890
Principal repayments from non-performing loans	—	1,900
Principal repayments from residential mortgage loans, held-for-investment	9,022	—
Proceeds from sale of residential mortgage loans	627,719	—
Proceeds from sale of Agency RMBS	1,060,569	162,897
Proceeds from sale of Non-Agency RMBS	389,719	258,449
Proceeds from settlement of derivatives	2,417	—
Proceeds from sale of real estate owned	34,930	—
Net cash provided by (used in) investing activities	1,119,469	(1,400,500)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Financing Activities
Repayments of repurchase agreements	(2,016,777)	(1,080,197)
Margin deposits under repurchase agreements and derivatives	(123,289)	(43,270)
Repayments of notes payable	(396,125)	(3,117,213)
Payment of deferred financing fees	(666)	(5,660)
Common stock dividends paid	(53,745)	(63,297)
Borrowings under repurchase agreements	1,121,121	1,618,664
Return of margin deposits under repurchase agreements and derivatives	145,378	66,899
Borrowings under notes payable	482,334	3,862,782
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	142,024
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(12,760)	(113,795)
Net cash provided by (used in) financing activities	(854,529)	1,266,937

Net Increase (Decrease) in Cash and Cash Equivalents	246,349	(131,499)

Cash and Cash Equivalents, Beginning of Period	212,985	271,994

Cash and Cash Equivalents, End of Period	$459,334	$140,495

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$32,880	$35,194
Cash paid during the period for income taxes	305	—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$53,745	$44,312
Application of ASU No. 2014-11 non-cash activity from investing to financing	85,955	—
Purchase of Non-Agency RMBS settled after quarter end	196,000	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
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

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 17 regarding New Residential’s taxable REIT subsidiaries.

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

As of March 31, 2015, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2015. In addition, Fortress, through its affiliates, held options to purchase approximately 8.5 million shares of New Residential’s common stock as of March 31, 2015.

The accompanying condensed consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2014 and notes thereto included in New Residential’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2014.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In addition, New Residential completed a one-for-two reverse stock split in October 2014 (Note 13). The impact of this reverse stock split has been retroactively applied to all periods presented.
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

will be required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for New Residential in the first quarter of 2017. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. ASU No. 2014-11 is effective for New Residential in the first quarter of 2015. Early adoption is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential has determined that, as of January 1, 2015, its linked transactions (Note 10) are accounted for as secured borrowings.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by requiring management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. ASU No. 2014-15 is effective for New Residential for the annual period ending on December 31, 2016. Early adoption is permitted. New Residential is currently evaluating the new guidance to determine the impact that it may have on its condensed consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. ASU No. 2015-02 is effective for New Residential in the first quarter of 2016.  Early adoption is permitted. New Residential does not expect the adoption of this new guidance to have an impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard amends the balance sheet presentation requirements for debt issuance costs such that they are no longer recognized as deferred charges but are rather presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for New Residential in the first quarter of 2016. Early adoption is permitted. New Residential has not yet adopted ASU No. 2015-03 but has determined that the adoption of ASU No. 2015-03 will result in an immaterial reclassification of its Deferred Financing Costs, Net (Note 2) to an offset of its Notes Payable (Note 11).

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

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income, net, is comprised of the following:

	Three Months Ended March 31,
	2015	2014
Unrealized gain (loss) on derivative instruments	$(7,030)	$1,357
Gain (loss) on transfer of loans to REO	(544)	—
Gain on consumer loans investment	10,447	—
Other income (loss)	(836)	—
	$2,037	$1,357

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Gain on settlement of investments, net is comprised of the following:

	Three Months Ended March 31,
	2015	2014
Gain on sale of real estate securities, net	$24,697	$4,492
Gain (loss) on sale of residential mortgage loans, net	20,830	—
Gain (loss) on settlement of derivatives	(22,590)	(135)
Gain (loss) on liquidated residential mortgage loans, held-for-investment	400	—
Gain (loss) on sale of REO(A)	(5,636)	—
Other gains (losses)	(2,934)	—
	$14,767	$4,357

(A)	Includes approximately $3.2 million loss on REO sold as a part of the residential mortgage loan sales described in Note 8.

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
Margin receivable, net	$36,934	$59,021	Interest payable	$7,516	$7,857
Interest and other receivables	11,320	10,455	Accounts payable	16,068	28,059
Deferred financing costs, net(A)	2,817	4,446	Derivative liabilities	21,127	14,220
Principal paydown receivable	3,761	3,595	Current taxes payable	47	2,349
Receivable from government agency	9,380	9,108	Other liabilities	19	20
Call rights	3,828	3,728		$44,777	$52,505
Other assets	8,661	9,516
	$76,701	$99,869

(A)	Deferred financing costs are net of accumulated amortization of $5.4 million and $8.8 million as of March 31, 2015 and December 31, 2014, respectively.

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Three Months Ended March 31,
	2015	2014
Accretion of servicer advance interest income	$42,349	$45,716
Accretion of excess mortgage servicing rights income	15,037	13,816
Accretion of net discount on securities and loans	5,399	356
Amortization of deferred financing costs	(1,440)	(3,238)
	$61,345	$56,650

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

3. SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans, and (vi) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the management fees and incentive compensation owed to the Manager by New Residential following the spin-off, (iii) corporate cash and related interest income, and (iv) the secured corporate loan and related interest expense during the period it was outstanding.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2015
Interest income	$15,037	$42,349	$14,263	$12,724	$—	$—	$84,373
Interest expense	—	23,637	3,480	6,093	—	769	33,979
Net interest income (expense)	15,037	18,712	10,783	6,631	—	(769)	50,394
Impairment	—	—	1,071	977	—	—	2,048
Other income	3,890	(10,727)	(5,090)	13,775	10,447	—	12,295
Operating expenses	88	575	(102)	6,104	57	15,548	22,270
Income (Loss) Before Income Taxes	18,839	7,410	4,724	13,325	10,390	(16,317)	38,371
Income tax expense (benefit)	—	(3,240)	—	(187)	—	—	(3,427)
Net Income (Loss)	$18,839	$10,650	$4,724	$13,512	$10,390	$(16,317)	$41,798
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$5,823	$—	$—	$—	$—	$5,823
Net income (loss) attributable to common stockholders	$18,839	$4,827	$4,724	$13,512	$10,390	$(16,317)	$35,975

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
March 31, 2015
Investments	$751,773	$3,245,457	$2,324,915	$581,046	$—	$—	$6,903,191
Cash and cash equivalents	267	69,180	5,288	5,895	—	378,704	459,334
Restricted cash	37	28,288	—	—	—	—	28,325
Derivative assets	—	71	—	—	—	—	71
Other assets	34	6,622	51,610	15,925	543	1,967	76,701
Total assets	$752,111	$3,349,618	$2,381,813	$602,866	$543	$380,671	$7,467,622
Debt	$—	$2,875,412	$1,928,891	$434,504	$—	$100,000	$5,338,807
Other liabilities	2,921	19,642	219,603	5,680	58	66,497	314,401
Total liabilities	2,921	2,895,054	2,148,494	440,184	58	166,497	5,653,208
Total equity	749,190	454,564	233,319	162,682	485	214,174	1,814,414
Noncontrolling interests in equity of consolidated subsidiaries	—	246,899	—	—	—	—	246,899
Total New Residential stockholders’ equity	$749,190	$207,665	$233,319	$162,682	$485	$214,174	$1,567,515
Investments in equity method investees	$225,111	$—	$—	$—	$—	$—	$225,111

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2014
Interest income	$13,816	$45,716	$11,238	$720	$—	$—	$71,490
Interest expense	1,291	31,956	4,069	198	1,483	—	38,997
Net interest income (expense)	12,525	13,760	7,169	522	(1,483)	—	32,493
Impairment	—	—	328	164	—	—	492
Other income	12,976	—	5,042	671	16,360	1	35,050
Operating expenses	65	250	60	90	23	9,411	9,899
Income (Loss) Before Income Taxes	25,436	13,510	11,823	939	14,854	(9,410)	57,152
Income tax expense (benefit)	—	287	—	—	—	—	287
Net Income (Loss)	$25,436	$13,223	$11,823	$939	$14,854	$(9,410)	$56,865
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$8,093	$—	$—	$—	$—	$8,093
Net income (loss) attributable to common stockholders	$25,436	$5,130	$11,823	$939	$14,854	$(9,410)	$48,772

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Total
Balance as of December 31, 2014	$409,076	$8,657	$417,733
Transfers from indirect ownership	98,258	—	98,258
Purchases	26,479	—	26,479
Interest income	14,856	181	15,037
Other income	730	—	730
Proceeds from repayments	(29,544)	(270)	(29,814)
Change in fair value	(1,472)	(289)	(1,761)
Balance as of March 31, 2015	$518,383	$8,279	$526,662
(A)    Specialized Loan Servicing LLC (“SLS”). See Note 6 for a description of the SLS Transaction.
Nationstar or SLS, as applicable, as servicer, performs all servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

On January 16, 2015, New Residential invested approximately $23.8 million to acquire a 33.3% interest in the Excess MSR on a portfolio of Freddie Mac residential mortgage loans with an aggregate UPB of $8.4 billion. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.
New Residential has entered into a “Recapture Agreement” in each of the Excess MSR investments through March 31, 2015, including those Excess MSR investments made through investments in joint ventures (Note 5). Under such Recapture Agreements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. These Recapture Agreements do not apply to New Residential’s investments in servicer advances (Note 6).
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	March 31, 2015							December 31, 2014
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$54,829,877	32.5%-66.7%	0.0%-33.3%	33.3%-35%	5.9	$161,109	$209,114	$188,733
Recapture Agreements	—	32.5%-66.7%	0.0%-33.3%	33.3%-35%	12.9	9,927	29,865	28,786
	54,829,877				6.3	171,036	238,979	217,519

Non-Agency(D)
Original and Recaptured Pools	$108,742,559	33.3%-80.0%	0.0%-50.0%	0.0%-33.3%	4.9	$231,228	$270,365	$189,812
Recapture Agreements	—	33.3%-80.0%	0.0%-50.0%	0.0%-33.3%	11.8	16,638	17,318	10,402
	108,742,559				5.4	247,866	287,683	200,214
Total	$163,572,436				5.8	$418,902	$526,662	$417,733

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

(D)	Excess MSR investments in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2015 (Note 6).

Changes in fair value recorded in other income are comprised of the following:

	Three Months Ended March 31,
	2015	2014
Original and Recaptured Pools	$(1,976)	$7,088
Recapture Agreements	215	(486)
	$(1,761)	$6,602

In the first quarter of 2015, a weighted average discount rate of 9.6% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	March 31, 2015	December 31, 2014
California	33.0%	31.5%
Florida	9.3%	7.7%
New York	4.9%	4.3%
Maryland	3.8%	4.0%
Texas	3.6%	4.2%
New Jersey	3.5%	3.2%
Virginia	3.2%	3.3%
Illinois	3.2%	3.2%
Washington	3.2%	3.6%
Arizona	2.7%	3.2%
Other U.S.	29.6%	31.8%
	100.0%	100.0%

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

During the first quarter of 2015, New Residential and the Fortress-managed funds restructured their investments in two of the Excess MSR joint ventures and now each directly owns its share of the underlying assets of the joint ventures.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	March 31, 2015	December 31, 2014
Excess MSR assets	$440,714	$653,293
Other assets	9,508	8,472
Other liabilities	—	(13)
Equity	$450,222	$661,752
New Residential’s investment	$225,111	$330,876

New Residential’s ownership	50.0%	50.0%

	Three Months Ended March 31,
	2015	2014
Interest income	$11,701	$18,493
Other income (loss)	(1,835)	(5,705)
Expenses	(25)	(40)
Net income	$9,841	$12,748

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

New Residential’s investments in equity method investees changed during the three months ended March 31, 2015 as follows:

Balance at December 31, 2014	$330,876
Contributions to equity method investees	—
Transfers to direct ownership	(98,258)
Distributions of earnings from equity method investees	(12,226)
Distributions of capital from equity method investees	(202)
Change in fair value of investments in equity method investees	4,921
Balance at March 31, 2015	$225,111

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	March 31, 2015
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$84,000,746	66.7%	50.0%	$289,745	$358,909	5.5
Recapture Agreements	—	66.7%	50.0%	62,190	81,805	11.7
Total	$84,000,746			$351,935	$440,714	6.6

(A)	The remaining interests are held by Nationstar.

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

In the first quarter of 2015, a weighted average discount rate of 9.6% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	March 31, 2015	December 31, 2014
California	13.1%	23.5%
Florida	7.4%	8.9%
Texas	6.1%	4.8%
Georgia	5.6%	4.1%
New York	5.5%	5.6%
New Jersey	4.1%	3.9%
Illinois	4.0%	3.5%
Virginia	3.2%	3.2%
Maryland	3.2%	3.3%
Pennsylvania	3.0%	2.3%
Other U.S.	44.8%	36.9%
	100.0%	100.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, agreed to purchase the outstanding servicer advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSRs (Notes 4 and 5), including the basic fee component of the related MSRs. As of March 31, 2015, New Residential and third-party co-investors had settled $2.9 billion of servicer advances, net of recoveries, financed with $2.7 billion of notes payables outstanding (Note 11). A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 44.5% interest in the Buyer as of March 31, 2015. As of March 31, 2015, noncontrolling third-party investors, owning the remaining interest in the Buyer have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2015, the third-party co-investors and New Residential have previously funded their commitments, however the Buyer may recall $238.4 million and $188.3 million of capital distributed to the third-party co-investors and New Residential, respectively.  Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer that holds its investment in servicer advances.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to these pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of March 31, 2015 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs, all of the servicer advances and related basic fee portion of the MSRs (the “Advance Fee”), and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS Transaction was $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for servicer advances and Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included servicer advances and Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts. As of March 31, 2015, New Residential had settled $168.4 million of servicer advances, net of recoveries, financed with $150.1 million of notes payable outstanding (Note 11). SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps and an incentive fee (the “Incentive Fee”) which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)
March 31, 2015
Servicer advances	$3,168,909	$3,245,457	5.4%	3.9
As of December 31, 2014
Servicer advances	$3,186,622	$3,270,839	5.4%	4.0

(A)	Carrying value represents the fair value of the investments in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended March 31,
	2015	2014
Changes in Fair Value Recorded in Other Income	$(7,669)	$—

The following is additional information regarding the servicer advances and related financing:

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net(A)	Gross	Net
March 31, 2015
Servicer advances(C)	$92,159,246	$3,068,306	3.3%	$2,875,412	91.5%	90.6%	2.6%	2.2%
December 31, 2014
Servicer advances(C)	$96,547,773	$3,102,492	3.2%	$2,890,230	91.4%	90.4%	3.0%	2.3%

(A)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of an interest reserve maintained by the Buyer.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investments in servicer advances:

	March 31, 2015	December 31, 2014
Principal and interest advances	$737,845	$729,713
Escrow advances (taxes and insurance advances)	1,514,848	1,600,713
Foreclosure advances	815,613	772,066
Total	$3,068,306	$3,102,492

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Interest income recognized by New Residential related to its investments in servicer advances was comprised of the following:

	Three Months Ended March 31,
	2015	2014
Interest income, gross of amounts attributable to servicer compensation	$63,357	$67,138
Amounts attributable to base servicer compensation	(6,601)	(6,280)
Amounts attributable to incentive servicer compensation	(14,407)	(15,142)
Interest income from investments in servicer advances	$42,349	$45,716

Others’ interests in the equity of the Buyer is computed as follows:

	March 31, 2015	December 31, 2014
Total Advance Purchaser LLC equity	$445,041	$457,545
Others’ ownership interest	55.5%	55.5%
Others’ interest in equity of consolidated subsidiary	$246,899	$253,836

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended March 31,
	2015	2014
Net Advance Purchaser LLC income	$10,496	$13,511
Others’ ownership interest as a percent of total(A)	55.5%	59.9%
Others’ interest in net income (loss) of consolidated subsidiaries	$5,823	$8,093

(A)	As a result, New Residential owned 44.5% and 40.1% of the Buyer, on average during the three months ended March 31, 2015 and 2014, respectively.

7. INVESTMENTS IN REAL ESTATE SECURITIES

During the three months ended March 31, 2015, New Residential acquired $257.8 million face amount of Non-Agency RMBS for approximately $222.1 million and $979.8 million face amount of Agency RMBS for approximately $1.0 billion. New Residential sold Non-Agency RMBS with a face amount of approximately $441.1 million and an amortized cost basis of approximately $385.9 million for approximately $389.7 million, recording a gain on sale of approximately $3.8 million. Furthermore, New Residential sold Agency RMBS with a face amount of $1.0 billion and an amortized cost basis of approximately $1.0 billion for approximately $1.1 billion, recording a gain on sale of approximately $20.9 million.

See Note 10 for a discussion of transactions formerly accounted for as linked transactions.
The following is a summary of New Residential’s real estate securities, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired and except for securities which New Residential elected to carry at fair value and record changes to valuation through the income statement.

			Gross Unrealized				Weighted Average					December 31, 2014
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)(C)	Principal Subordination(D)	Carrying Value
Agency RMBS(E)(F)	$1,575,759	$1,659,781	$7,510	$(2,295)	$1,664,996	102	AAA	3.11%	2.18%	5.4	N/A	$1,740,163
Non-Agency RMBS(G) (H)	1,820,536	647,915	14,641	(2,637)	659,919	137	BBB-	0.76%	5.74%	9.7	26.0%	723,000
Total/ Weighted Average	$3,396,295	$2,307,696	$22,151	$(4,932)	$2,324,915	239	AA-	2.45%	3.18%	6.6		$2,463,163

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 20 bonds which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities that is subordinate to New Residential’s investments.

(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(F)	The total outstanding face amount was $979.8 million for fixed rate securities and $595.9 million for floating rate securities as of March 31, 2015.

(G)
The total outstanding face amount was $1.2 billion (including $927.5 million of residual and interest-only notional amount) for fixed rate securities and $654.0 million (including $101.1 million of residual and interest-only notional amount) for floating rate securities as of March 31, 2015.

(H)
Includes Other ABS consisting primarily of interest-only securities which New Residential elected to carry at fair value and record changes to valuation through the income statement and representing 8.5% of the carrying value of the Non-Agency RMBS portfolio.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Other ABS	$984,460	$56,414	$829	$(1,119)	$56,124	8	AA+	1.98%	8.65%	4.0	—%

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the three months ended March 31, 2015, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $1.1 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of March 31, 2015.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than Twelve Months	$1,297,224	$494,733	$(1,071)	$493,662	$(3,202)	$490,460	70	AA-	1.37%	2.20%	7.2
Twelve or More Months	128,605	123,794	—	123,794	(1,730)	122,064	22	AA+	2.39%	1.96%	4.4
Total/Weighted Average	$1,425,829	$618,527	$(1,071)	$617,456	$(4,932)	$612,524	92	AA	1.57%	2.15%	6.7

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of March 31, 2015.

(B)
The weighted average rating of securities in an unrealized loss position for less than twelve months excludes the rating of 20 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2015
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	107,612	108,440	(1,071)	(828)
Non-credit impaired securities	504,912	509,016	—	(4,104)
Total debt securities in an unrealized loss position	$612,524	$617,456	$(1,071)	$(4,932)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment and, therefore, do not have unrealized losses reflected in other comprehensive income as of March 31, 2015.

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

The following table summarizes the activity related to credit losses on debt securities:

Three Months Ended March 31, 2015
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$1,127
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	6
Additions for credit losses on securities for which an OTTI was not previously recognized	1,065
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(228)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$1,970

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	March 31, 2015		December 31, 2014
Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$614,391	33.6%	$779,930	41.1%
Southeastern U.S.	479,970	26.4%	409,755	21.6%
Northeastern U.S.	327,308	18.0%	344,716	18.2%
Midwestern U.S.	160,246	8.8%	190,480	10.0%
Southwestern U.S.	238,127	13.1%	170,829	9.0%
Other(A)	494	0.1%	440	0.1%
	$1,820,536	100.0%	$1,896,150	100.0%

(A)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the three months ended March 31, 2015, excluding residual and interest-only securities, the face amount of these real estate securities was $36.4 million, with total expected cash flows of $45.5 million and a fair value of $21.9 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and interest-only securities:

	Outstanding Face Amount	Carrying Value
March 31, 2015	$234,289	$147,137
December 31, 2014	536,342	414,298

The following is a summary of the changes in accretable yield for these securities:

Three Months Ended March 31, 2015
Balance at December 31, 2014	$181,671
Additions	23,599
Accretion	(4,321)
Reclassifications from (to) non-accretable difference	(3,605)
Disposals	(100,536)
Balance at March 31, 2015	$96,808

See Note 18 for recent activities related to New Residential’s investments in real estate securities.

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

During the three months ended March 31, 2015, New Residential sold several portfolios of reperforming and non-performing residential mortgage loans as discussed below:

•
On February 27, 2015, New Residential sold a portfolio of non-performing residential mortgage loans with a UPB of approximately $135.2 million and a carrying value of approximately $102.4 million at a price of $102.8 million and recorded a gain of $0.4 million.

•
On March 19, 2015, New Residential sold a portfolio of reperforming residential mortgage loans with a UPB of approximately $176.5 million and a carrying value of approximately $142.1 million at a price of $148.6 million and recorded a gain of $6.5 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

•
On March 26, 2015, New Residential sold a portfolio of reperforming residential mortgage loans with a UPB of approximately $6.4 million and a carrying value of approximately $5.1 million at a price of $5.3 million and recorded a gain of $0.2 million.

•
On March 27, 2015, New Residential sold a portfolio of non-performing residential mortgage loans and REO with a UPB of approximately $469.6 million and a carrying value of approximately $362.0 million at a price of $373.0 million and recorded a gain of $11.0 million.

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment:

◦	Reverse Mortgage Loans

◦	Performing Loans

◦	Purchased Credit Impaired (“PCI”) Loans

•	Loans Held-for-Sale (“HFS”)

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	March 31, 2015
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	December 31, 2014 Carrying Value
Loan Type
Reverse Mortgage Loans(E)(F)	$42,306	$23,294	182	10.0%	4.0	21.4%	109.6%	78.2%	N/A	$24,965
Performing Loans(G)	23,548	21,673	709	8.7%	5.8	17.9%	79.6%	0.3%	620	22,873
Total Residential Mortgage Loans, held-for- investment	$65,854	$44,967	891	9.6%	4.7	19.4%	98.5%	53.0%	620	$47,838

Performing Loans, held-for-sale(G)	$268,731	$270,407	4,832	4.9%	7.0	27.6%	82.1%	—%	621	$388,485
Purchased Credit Impaired (“PCI”) Loans, held-for-sale(H)	300,598	229,767	2,133	5.9%	2.4	32.4%	105.9%	87.4%	547	737,954
Residential Mortgage Loans, held-for-sale	$569,329	$500,174	6,965	5.4%	4.5	30.1%	94.7%	46.2%	582	$1,126,439

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% interest that New Residential holds in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million. 76% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where New Residential expects to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $0.7 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of March 31, 2015, New Residential has placed all of these loans on nonaccrual status.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	March 31, 2015	December 31, 2014
New York	11.2%	12.2%
California	9.0%	15.0%
Florida	7.1%	6.3%
New Jersey	5.5%	7.0%
Georgia	4.8%	3.6%
Texas	4.7%	4.1%
Pennsylvania	4.7%	3.9%
North Carolina	4.6%	3.0%
Ohio	4.4%	3.1%
Illinois	4.1%	4.4%
Other U.S.	39.9%	37.4%
	100.0%	100.0%

Reverse Mortgage Loans

In February 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in a portfolio of reverse mortgage loans. New Residential acquired a 70% interest in the reverse mortgage loans. Nationstar has co-invested on a pari passu basis with New Residential in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

Performing Loans

The following table provides past due information for New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

March 31, 2015
Days Past Due	Delinquency Status(A)
Current	86.1%
30-59	13.9%
60-89	—%
90-119(B)	—%
120+(C)	—%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

	For the Three Months Ended March 31, 2015
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2014	$24,965	$22,873
Purchases/additional fundings	340	—
Proceeds from repayments	—	(854)
Accretion of loan discount (premium) and other amortization	1,274	(228)
Provision for loan losses	(202)	(118)
Transfer of loans to other assets	(2,720)	—
Transfer of loans to real estate owned	(363)	—
Transfer of loans to held-for-sale	—	—
Reversal of valuation provision on loans transferred to other assets	—	—
Balance at March 31, 2015	$23,294	$21,673

Activities related to the valuation provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	For the Three Months Ended March 31, 2015
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2014	$1,518	$1,447
Allowance for loan losses(A)	202	118
Charge-offs(B)	—	(1,371)
Reversal of valuation provision on loans transferred to other assets	—	—
Balance at March 31, 2015	$1,720	$194

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

Purchased Credit Impaired Loans

All of New Residential’s PCI loans were classified as held-for-sale at December 31, 2014 and throughout the three months ended March 31, 2015, and therefore, are not subject to the accounting in ASC 310-30.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Three Months Ended March 31, 2015
Loans Held-for-Sale
Balance at December 31, 2014	$1,126,439
Purchases(A)	—
Sales	(606,155)
Transfer of loans to real estate owned	(15,417)
Adoption of ASU 2014-11(B)	1,831
Proceeds from repayments	(5,682)
Valuation provision on loans(C)	(842)
Balance at March 31, 2015	$500,174

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans financed with the selling counterparty that were previously accounted for as linked transactions.

(C)	Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans.

Real estate owned (REO)

During the three months ended March 31, 2015, New Residential received properties in satisfaction of non-performing residential mortgage loans. As a result, New Residential has recognized REO assets totaling approximately $15.2 million during the three months ended March 31, 2015. As of March 31, 2015, New Residential had non-performing residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $204.8 million.

Linked Transactions

See Note 10 for a discussion of transactions formerly accounted for as linked transactions.

9. INVESTMENTS IN CONSUMER LOANS, EQUITY METHOD INVESTEES

In April 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed approximately 73% of the original purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes that were subordinate to the debt issued in April 2013. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio.

On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The proceeds in excess of the refinanced debt were distributed to the respective co-investors. New Residential received approximately $337.8 million, which reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million. Subsequent to this refinancing, New Residential has discontinued recording its share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative distributions. During the three months ended March 31, 2015, the Consumer Loan Companies distributed $10.4 million to New Residential in excess of its basis, resulting in a corresponding gain.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

	March 31, 2015	December 31, 2014
Consumer loan assets (amortized cost basis)	$1,981,271	$2,088,330
Other assets	92,028	92,051
Debt	(2,282,438)	(2,411,421)
Other liabilities	(5,854)	(12,340)
Equity	$(214,993)	$(243,380)
New Residential’s investment	$—	$—
New Residential’s ownership	30.0%	30.0%

	Three Months Ended March 31,
	2015	2014
Interest income	$121,869	$142,815
Interest expense	(23,107)	(22,195)
Provision for finance receivable losses	(19,636)	(34,156)
Other expenses, net	(15,964)	(20,452)
Change in fair value of debt	—	(16,867)
Net income	$63,162	$49,145
New Residential’s equity in net income (through October 3, 2014)	$—	$16,360
New Residential’s ownership	30.0%	30.0%

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	Unpaid Principal Balance(A)	Interest in Consumer Loan Companies	Carrying Value(B)	Weighted Average Coupon(C)	Weighted Average Yield	Weighted Average Expected Life (Years)(D)
March 31, 2015	$2,460,743	30.0%	$1,981,271	18.2%	16.3%	3.6
December 31, 2014	$2,589,748	30.0%	$2,088,330	18.1%	16.1%	3.6

(A)	Represents the February 28, 2015 and November 30, 2014 balances, respectively.

(B)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(C)	Substantially all of the cash flows received on the loans is required to be used to make payments on the notes described above.

(D)	Weighted Average Expected Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

10. DERIVATIVES

As of March 31, 2015, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges and linked transactions is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of March 31, 2015, New Residential held to-be-announced forward contract positions (“TBAs”) of $980.0 million in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs of $980.0 million notional was entered into as an

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

economic hedge in order to mitigate New Residential’s interest rate risk on certain residential mortgage loans and specified mortgage backed securities.

As of March 31, 2015, New Residential held TBA positions of $980.0 million in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

As a result of ASU No. 2014-11 (Note 2), New Residential has determined that, as of January 1, 2015, its linked transactions are accounted for as secured borrowings. As a result, $32.4 million carrying amount of derivatives was removed from the balance sheet and replaced with $116.8 million carrying amount of Non-Agency RMBS, $1.8 million carrying amount of Residential Mortgage Loans, Held-for-Investment, $86.0 million of Repurchase Agreements, and $0.2 million of other liabilities.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivative assets
Real Estate Securities(A)	Derivative assets	$—	$32,090
Non-Performing Loans(A)	Derivative assets	—	312
Interest Rate Caps	Derivative assets	71	195
		$71	$32,597
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$8,539	$4,985
Interest Rate Swaps	Accrued expenses and other liabilities	12,588	9,235
		$21,127	$14,220

(A)
For December 31, 2014, investments purchased from, and financed by, the selling counterparty that New Residential accounted for as linked transactions are reflected as derivatives. Upon the adoption of ASU 2014-11 on January 1, 2015, these transactions are accounted for as secured borrowings.

The following table summarizes notional amounts related to derivatives:

	March 31, 2015	December 31, 2014
Non-Performing Loans(A)	$—	$2,931
Real Estate Securities(B)	—	186,694
TBAs, short position(C)	980,000	1,234,000
Interest Rate Caps(D)	210,000	210,000
Interest Rate Swaps, short position(E)	1,107,000	1,107,000

(A)	For December 31, 2014, represents the UPB of the underlying loans of the non-performing loan pools within linked transactions.

(B)	For December 31, 2014, represents the face amount of the real estate securities within linked transactions.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

(D)	Caps LIBOR at 3.0%.

(E)	Receive LIBOR and pay a fixed rate.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

	For the Three Months Ended March 31,
	2015	2014
Other income (loss)
Non-Performing Loans(A)	$—	$671
TBAs	(3,554)	362
Interest Rate Swaps	(3,352)	(84)
U.S.T. Short Positions	—	408
Interest Rate Caps	(124)	—
	(7,030)	1,357
Gain (loss) on settlement of investments
Real Estate Securities(A)	—	—
TBAs	(16,033)	43
Interest Rate Swaps	(6,557)	(178)
	(22,590)	(135)
Total gains (losses)	$(29,620)	$1,222

(A)
For December 31, 2014, investments purchased from, and financed by, the selling counterparty that New Residential accounts for as linked transactions are reflected as derivatives. Upon the adoption of ASU 2014-11 on January 1, 2015, these transactions are accounted for as secured borrowings.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

March 31, 2015											December 31, 2014
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value
Repurchase Agreements(A)
Agency RMBS(B)	Various	$1,612,972	$1,612,972	Apr-15 to May-15	0.36%	0.1	$1,575,759	$1,659,781	$1,664,996	5.4	$1,707,602
Non-Agency RMBS (C)	Various	315,919	315,919	Apr-15 to Jun-15	1.77%	0.1	1,500,816	428,696	439,579	9.0	539,049
Residential Mortgage Loans(D)	Various	392,521	392,521	May-15 to Aug-16	2.37%	0.8	584,085	514,109	514,109	4.6	867,334
Real Estate Owned(E)	Various	17,977	17,977	May-15 to Aug-16	2.82%	1.1	N/A	N/A	33,408	N/A	35,105
Total Repurchase Agreements		2,339,389	2,339,389		0.91%	0.2					3,149,090
Notes Payable
Secured Corporate Loan (F)	Jan-15	100,000	100,000	Jul-15	3.93%	0.3	105,939,876	239,540	279,404	5.3	—
Servicer Advances(G)	Various	2,875,412	2,875,412	Dec-15 to Mar-17	2.62%	1.4	3,068,306	3,168,909	3,245,457	3.9	2,890,230
Residential Mortgage Loans(H)	Oct-14	23,604	23,604	Oct-15	3.08%	0.6	42,306	25,013	23,294	4.0	22,194
Real Estate Owned(H)	Oct-14	402	402	Oct-15	3.08%	0.6	N/A	N/A	397	N/A	785
Total Notes Payable		2,999,418	2,999,418		2.66%	1.3					2,913,209
Total/ Weighted Average		$5,338,807	$5,338,807		1.90%	0.8					$6,062,299

(A)	These repurchase agreements had approximately $2.0 million of associated accrued interest payable as of March 31, 2015.

(B)
The counterparties of these repurchase agreements are Mizuho ($89.6 million), Morgan Stanley ($73.3 million), Barclays ($788.7 million), Daiwa ($338.9 million) and Jefferies ($322.5 million) and were subject to customary margin call provisions. All of the Agency RMBS repurchase agreements have a fixed rate.

(C)
The counterparties of these repurchase agreements are Barclays ($5.6 million), Credit Suisse ($107.3 million), Royal Bank of Canada ($10.2 million), Bank of America, N.A. ($80.1 million), Goldman Sachs ($60.9 million) and UBS ($51.8 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(D)
The counterparties on these repurchase agreements are Bank of America N.A. ($39.5 million maturing in August 2016), Nomura ($68.7 million maturing in May 2016), Citibank ($4.8 million maturing in May 2015) and Credit Suisse ($279.5 million maturing in November 2015). All of these repurchase agreements have LIBOR-based floating interest rates.

(E)
The counterparties of these repurchase agreements are Credit Suisse ($1.2 million), Bank of America, N.A. ($2.0 million), Citibank ($0.4 million) and Nomura ($14.4 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)
The loan bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%. The outstanding face of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.

(G)
$0.7 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.0%.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

(H)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the servicer advances, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $2.3 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Servicer Advances	Real Estate Securities	Real Estate Loans	Other	Total
Balance at December 31, 2014(A)	$2,890,230	$2,246,651	$925,418	$—	$6,062,299
Repurchase Agreements
Borrowings	—	1,089,257	31,864	—	1,121,121
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	84,649	1,306	—	85,955
Repayments	—	(1,491,666)	(525,111)	—	(2,016,777)
Notes Payable
Borrowings	380,702	—	1,632	100,000	482,334
Repayments	(395,520)	—	(605)	—	(396,125)
Balance at March 31, 2015	$2,875,412	$1,928,891	$434,504	$100,000	$5,338,807

(A)    Excludes debt related to linked transactions (Note 10).

Servicer Advances

During the first quarter of 2015, the Buyer entered into agreements to increase financing pursuant to one servicer advance facility and one of the notes, which settled in March 2015. The facility increased capacity from $500.0 million to $1.0 billion, and the note increased from $650.0 million to $800.0 million with a fixed interest rate equal to 2.50% and an expected repayment date of March 2017.

Other

During the first quarter of 2015, New Residential entered into a $100.0 million secured corporate loan with Credit Suisse First Boston Mortgage Capital LLC, an affiliate of Credit Suisse Securities (USA) LLC. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.75%. The loan agreement contains customary covenants and event of default provisions.

Maturities

New Residential’s debt obligations as of March 31, 2015 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
April 1 through December 31, 2015	$150,128	$2,338,753	$2,488,881
2016	2,107,255	41,473	2,148,728
2017	701,198	—	701,198
	$2,958,581	$2,380,226	$5,338,807

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of March 31, 2015:

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans	$1,720,000	$410,498	$1,309,502
Notes Payable
Servicer Advances(A)	Servicer Advances	3,300,000	2,875,412	424,588
		$5,020,000	$3,285,910	$1,734,090

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.3% fee on the unused borrowing capacity.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period or a 35% decline over any 3-month period and a 4:1 indebtedness to tangible net worth provision. New Residential was in compliance with all of its debt covenants as of March 31, 2015.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2015 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$163,572,436	$526,662	$—	$—	$526,662	$526,662
Excess mortgage servicing rights, equity method investees, at fair value(A)	84,000,746	225,111	—	—	225,111	225,111
Servicer advances	3,068,306	3,245,457	—	—	3,245,457	3,245,457
Real estate securities, available-for-sale	3,396,295	2,324,915	—	1,664,996	659,919	2,324,915
Residential mortgage loans, held-for- investment	65,854	44,967	—	—	45,900	45,900
Residential mortgage loans, held-for- sale	569,329	500,174	—	—	506,986	506,986
Non-hedge derivatives	210,000	71	—	71	—	71
Cash and cash equivalents	459,334	459,334	459,334	—	—	459,334
Restricted cash	28,325	28,325	28,325	—	—	28,325
		$7,355,016	$487,659	$1,665,067	$5,210,035	$7,362,761
Liabilities:
Repurchase agreements	$2,339,389	$2,339,389	$—	$1,928,891	$410,498	$2,339,389
Notes payable	2,999,418	2,999,418	—	—	2,999,418	2,999,418
Derivative liabilities	2,087,000	21,127	—	21,127	—	21,127
		$5,359,934	$—	$1,950,018	$3,409,916	$5,359,934

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Non-Agency	Servicer Advances	Non-Agency RMBS	Linked Transactions	Total
Balance at December 31, 2014	$217,519	$200,214	$232,618	$98,258	$3,270,839	$723,000	$32,402	$4,774,850
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Transfers from investments in excess mortgage servicing rights, equity method investees, to investments in excess mortgage servicing rights	—	98,258	—	(98,258)	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment (“OTTI”) on securities(D)	—	—	—	—	—	(1,071)	—	(1,071)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(234)	(1,527)	—	—	—	—	—	(1,761)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	4,921	—	—	—	—	4,921
Included in change in fair value of investments in servicer advances	—	—	—	—	(7,669)	—	—	(7,669)
Included in gain on settlement of investments, net	—	—	—	—	—	3,808	—	3,808
Included in other income(D)	730	—	—	—	—	—	—	730
Gains (losses) included in other comprehensive income, net of tax(E)	—	—	—	—	—	(481)	—	(481)
Interest income	6,458	8,579	—	—	42,349	8,450	—	65,836
Purchases, sales, repayments and transfers
Purchases	26,479	—	—	—	1,765,294	222,102	—	2,013,875
Proceeds from sales	—	—	—	—	—	(389,719)	—	(389,719)
Proceeds from repayments	(11,973)	(17,841)	(12,428)	—	(1,825,356)	(23,002)	—	(1,890,600)
De-linked transactions(F)	—	—	—	—	—	116,832	(32,402)	84,430
Balance at March 31, 2015	$238,979	$287,683	$225,111	$—	$3,245,457	$659,919	$—	$4,657,149

(A)	Includes the Recapture Agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of each respective period.

(D)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(E)	These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

(F)	See Note 10 for a discussion of transactions formerly accounted for as linked transactions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Investments in Excess MSRs and Excess MSRs Equity Method Investees Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of March 31, 2015:

	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Speed(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)
Agency
Original and Recaptured Pools	10.1%	5.4%	31.5%	21
Recapture Agreement	7.9%	5.0%	19.9%	21
	10.0%	5.4%	30.8%	21
Non-Agency(F)
Original and Recaptured Pools	12.7%	N/A	10.2%	14
Recapture Agreement	8.0%	N/A	20.0%	20
	12.5%	N/A	10.7%	14
Total/Weighted Average--Directly Held	11.5%	5.4%	18.9%	17

Held through Equity Method Investees (Note 5)
Agency
Original and Recaptured Pools	13.0%	6.5%	33.5%	19
Recapture Agreement	8.0%	5.0%	20.0%	23
Total/Weighted Average--Held through Investees	12.1%	6.2%	31.1%	19

Total/Weighted Average--All Pools	11.7%	5.7%	24.5%	18

(A)	Weighted by amortized cost basis of the mortgage loan portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee.

(F)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

As of March 31, 2015, a weighted average discount rate of 9.6% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the servicer advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed	Delinquency	Mortgage Servicing Amount(A)		Discount Rate
March 31, 2015	2.1%	12.5%	14.3%	19.4	bps	5.4%

(A)	Mortgage servicing amount excludes the amounts New Residential pays Nationstar and SLS as a monthly servicing fee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Real Estate Securities Valuation

As of March 31, 2015, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,575,759	$1,659,781	$1,664,996	$—	$1,664,996	2
Non-Agency RMBS(C)	1,820,536	647,915	650,746	9,173	659,919	3
Total	$3,396,295	$2,307,696	$2,315,742	$9,173	$2,324,915

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

(B)	Management was unable to obtain quotations from more than one source on these securities. The one source was the seller (the party that sold New Residential the security).

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans held-for-sale and foreclosed real estate accounted for as REO, New Residential applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment.

At March 31, 2015 and December 31, 2014, assets measured at fair value on a nonrecurring basis were $213.1 million and $666.6 million, respectively. The $213.1 million represents residential mortgage loans held-for-sale and the $666.6 million includes approximately $610.1 million of residential mortgage loans held-for-sale and $56.5 million of REO. The fair value of New Residential’s mortgage loans held-for-sale are estimated based on a discounted cash flow model analysis using internal pricing models and categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2015:

March 31, 2015	Fair Value	Discount Rate	Weighted Average Life (Years) (A)	Prepayment Rate	CDR(B)	Loss Severity(C)
PCI Loans	$213,058	5.5%	2.4	3.0%	N/A	50.0%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion are generally 10%. As of March 31, 2015, New Residential’s REO did not show evidence of impairment and continued to be measured at cost.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

The total change in the recorded value of assets for which a fair value adjustment was included in the Consolidated Statements of Income for the period ended March 31, 2015 was a reduction of approximately $0.8 million for residential mortgage loans held-for-sale.

Residential Mortgage Loans for Which Fair Value is Only Disclosed

The fair value of New Residential’s residential mortgage loans are estimated based on a discounted cash flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing residential mortgage loans as of March 31, 2015:

	Carrying Value	Fair Value	Valuation Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$23,294	$23,294	$202	10.0%	4.0	N/A	N/A	6.3%
Performing Loans	292,080	296,970	N/A	4.9%	6.9	6.0%	2.1%	46.1%
PCI Loans	16,709	19,564	N/A	5.5%	2.4	3.0%	N/A	50.0%
Total/Weighted Average	$332,083	$339,828	$202	5.3%	6.4			43.5%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

(D)	Carrying value and fair value represent a 70% interest New Residential holds in the reverse mortgage loans.

Derivative Valuation

New Residential enters into economic hedges including interest rate swaps and TBAs, which are categorized as Level 2 in the valuation hierarchy. Management generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are categorized as Level 2.

Liabilities for Which Fair Value is Only Disclosed

Repurchase agreements and notes payable are not measured at fair value. They are generally considered to be Level 2 and Level 3 in the valuation hierarchy, respectively, with significant valuation variables including the amount and timing of expected cash flows, interest rates and collateral funding spreads.

Short-term repurchase agreements and short-term notes payable have an estimated fair value equal to their carrying value due to their short duration and generally floating interest rates. Longer-term notes payable are valued based on internal models utilizing both observable and unobservable inputs. As of March 31, 2015, these longer-term notes have an estimated fair value of $2,875.4 million and a carrying value of $2,875.4 million.

13. EQUITY AND EARNINGS PER SHARE

Equity and Dividends

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
March 31, 2015
(dollars in tables in thousands, except share data)

On December 18, 2014, New Residential’s board of directors declared a fourth quarter 2014 dividend of $0.38 per common share or $53.7 million, which was paid on January 30, 2015 to stockholders of record as of December 30, 2014.

On March 16, 2015, New Residential’s board of directors declared a first quarter 2015 dividend of $0.38 per common share or $53.7 million, which was paid on April 30, 2015 to stockholders of record as of March 26, 2015.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2015.

Option Plan

As of March 31, 2015, New Residential’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011-2014	Total
Held by the Manager	343,440	8,173,847	8,517,287
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	90,560	1,959,247	2,049,807
Issued to the independent directors	1,000	4,000	5,000
Total	435,000	10,137,094	10,572,094

The following table summarizes New Residential’s outstanding options as of March 31, 2015. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended March 31, 2015 was $15.03 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Options	Options Exercisable as of March 31, 2015	Weighted Average Exercise Price(B)	Intrinsic Value as of March 31, 2015 (millions)
Directors	Various	6,000	5,000	$17.54	$—
Manager(C)	2003 - 2007	1,226,555	434,000	31.36	—
Manager(C)	Mar-11	838,417	547,583	6.58	4.6
Manager(C)	Sep-11	1,269,917	849,916	4.98	8.5
Manager(C)	Apr-12	948,750	920,983	6.82	7.6
Manager(C)	May-12	1,150,000	1,117,333	7.34	8.6
Manager(C)	Jul-12	1,265,000	1,234,783	7.34	9.5
Manager(C)	Jan-13	2,875,000	2,491,665	10.24	11.9
Manager(C)	Feb-13	1,150,000	958,332	11.48	3.4
Manager(C)	Apr-14	1,437,500	527,083	12.20	1.5
Exercised(D)	2013-2014	(802,492)	N/A	5.81	N/A
Expired unexercised	2003-2005	(792,553)	N/A	N/A	N/A
Outstanding		10,572,094	9,086,678

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The strike prices are subject to adjustment in connection with return of capital dividends.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2004 - 2007	$29.92 to $33.80	90,560
2012	$6.82 to $7.34	600,000
2013	$10.24 to $11.48	1,100,497
2014	$12.20	258,750
Total		2,049,807

(D)	Exercised by employees of Fortress, subsequent to their assignment, or by directors. The options exercised had an intrinsic value of $4.5 million.

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2015, based on the treasury stock method, New Residential had 3,476,404 dilutive common stock equivalents outstanding. During the three months ended March 31, 2014, based on the treasury stock method, New Residential had 3,315,457 dilutive common stock equivalents outstanding.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investments in servicer advances (Note 6).

14. COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of March 31, 2015, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential, except as described below.

Following the Acquisition (see Note 18 for related defined terms), material potential claims, lawsuits, and other proceedings, of which New Residential is currently aware, are as follows. New Residential has not accrued losses in connection with these legal contingencies because management does not believe there is probable and reasonably estimable loss.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. These three lawsuits, which are collectively referred to as the “New York Actions,” were consolidated by an order dated April 2, 2015. On April 28, 2015, lead plaintiff, lead counsel and liaison counsel were appointed in the New York Actions.

The New York Actions name as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Actions assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by HLSS relating to its relationship with Ocwen. These actions allege that HLSS misled investors by failing to disclose, among other things, the extent of HLSS’s dependence on Ocwen, information regarding governmental investigations of Ocwen’s business practices, and HLSS’s own purportedly inadequate internal controls. New Residential intends to vigorously defend the New York Actions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen Financial Corporation naming as defendants HLSS and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claim that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s mortgage servicing rights and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others.

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of HLSS entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.) (the “HLSS Derivative Action”). The lawsuit names as defendants HLSS directors John P. Van Vlack, Robert J. McGinnis, Kerry Kennedy, Richard J. Lochrie, and David B. Reiner (collectively, the “Director Defendants”), New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty and good faith and the duty to act in the best interests of HLSS under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to HLSS’s shareholders, (ii) included unfair deal protection devices, (iii) and was the result of an inadequate process due to conflicts of interest.

On September 15, 2014, HLSS received a subpoena from the SEC requesting that it provide certain information related to HLSS’s prior accounting conventions for and valuations of its Notes receivable - Rights to MSRs that resulted in the restatement of HLSS’s consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 during August 2014. On December 22, 2014, HLSS received a subpoena from the SEC requesting that it provide information related to certain governance documents and transactions and certain communications regarding the same. New Residential and HLSS are cooperating with the SEC in these matters.

HLSS has been and continues to be subject to other inquiries by government and other entities, as disclosed in HLSS’s filings with the SEC. New Residential is, from time to time, subject to inquiries by government entities in the ordinary course of business. New Residential currently does not believe any of these inquiries would result in a material adverse effect on New Residential’s business.

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

Capital Commitments — As of March 31, 2015, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to March 31, 2015):

Excess MSRs — As of March 31, 2015, New Residential had outstanding capital commitments related to the acquisition of Excess MSRs on portfolios of Agency residential mortgage loans as discussed in Note 18. See Notes 4 and 5 for information on New Residential’s investments in Excess MSRs.
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
March 31, 2015
(dollars in tables in thousands, except share data)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

Due to affiliates is comprised of the following amounts:

	March 31, 2015	December 31, 2014
Management fees	$1,709	$1,710
Incentive compensation	3,693	54,334
Expense reimbursements and other	1,063	1,380
	$6,465	$57,424

Affiliate expenses and fees were comprised of:

	Three Months Ended March 31,
	2015	2014
Management fees	$5,126	$4,486
Incentive compensation	3,693	3,338
Expense reimbursements(A)	125	125
Total	$8,944	$7,949

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of March 31, 2015, 98.9% and 97.0% of the UPB of the loans underlying New Residential’s investments in Excess MSRs and servicer advances, respectively, was serviced or master serviced by Nationstar. As of March 31, 2015, a total face amount of $1.5 billion of New Residential’s Non-Agency RMBS portfolio and approximately $88.3 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $6.0 billion as of March 31, 2015. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $92.8 billion whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar. As of March 31, 2015, $243.5 million UPB of New Residential’s residential mortgage loans and $24.8 million of New Residential’s REO were being serviced by Nationstar. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with Springleaf.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended March 31,
		2015	2014
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(24,697)	$(4,492)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	1,071	328
Total reclassifications		$(23,626)	$(4,164)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2015	2014
Current:
Federal	$736	$217
State and Local	(1,156)	70
Total Current Income Tax Expense (Benefit)	(420)	287
Deferred:
Federal	(1,323)	—
State and Local	(1,684)	—
Total Deferred Income Tax Expense (Benefit)	(3,007)	—
Total Income Tax Expense (Benefit)	$(3,427)	$287

New Residential intends to qualify as a REIT for the tax years ending December 31, 2014 and 2015. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates a securitization vehicle and has made certain investments, particularly its investments in servicer advances (Note 6) and REO (Note 8), through TRSs that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable. New Residential and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions beginning with the tax year ending December 31, 2013. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

As of December 31, 2014, New Residential recorded an increase to the income tax provision of $2.3 million for unrecognized tax benefits. The reserve for unrecognized tax benefits related to state and local tax positions expected to be taken on the income tax returns. As a result of information received from local tax authorities, New Residential has determined that the reserve for unrecognized tax benefits is no longer needed and has reduced the reserve for unrecognized tax benefits to zero as of March 31, 2015. As a result, New Residential recorded a benefit of $2.3 million to the income tax provision as of March 31, 2015.

New Residential has recorded a net deferred tax liability of approximately $13.4 million as of March 31, 2015. This deferred tax liability primarily relates to unrealized gains from New Residential’s investment in servicer advances.

18. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2015 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Excess MSRs

On April 16, 2015, New Residential invested the remaining $2.6 million to complete the acquisition of a 33.3% interest in the Excess MSR on a portfolio of Freddie Mac residential mortgage loans with an aggregate UPB of $8.4 billion. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

On April 30, 2015, New Residential invested approximately $3.5 million to acquire a 33.3% interest in the Excess MSR on a portfolio of Fannie Mae residential mortgage loans with an aggregate UPB of $1.6 billion. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

Servicer Advances

Subsequent to March 31, 2015 and prior to May 11, 2015, the Buyer funded a total of $363.4 million of servicer advances and recovered $552.0 million of existing servicer advances.  Notes payable outstanding decreased by $170.0 million and restricted cash decreased approximately $0.5 million in relation to these fundings. Additionally, the Buyer paid $5.5 million to Nationstar as a contractual incentive fee.

Subsequent to March 31, 2015 and prior to May 11, 2015, New Residential funded a total of $41.0 million of SLS servicer advances and recovered $54.0 million of existing SLS servicer advances. Notes payable outstanding decreased by $11.4 million and restricted cash increased approximately $0.02 million in relation to these fundings.

Real Estate Securities

Subsequent to March 31, 2015, New Residential acquired Non-Agency RMBS with an aggregate face amount of approximately $73.3 million for approximately $58.6 million, financed with repurchase agreements. New Residential sold Agency RMBS with a face amount of $374.4 million and an amortized cost basis of approximately $391.0 million for approximately $394.6 million and recorded a gain of approximately $3.6 million. New Residential sold no Non-Agency RMBS. Subsequent to March 31, 2015, New Residential rolled $1.3 billion within various repurchase facilities to mature between May 2015 and July 2015.

Subsequent to March 31, 2015, New Residential financed an additional $190.0 million of Non-Agency RMBS within various repurchase facilities as a result of purchases. New Residential also rolled substantially all of its Non-Agency RMBS repurchase facilities to mature between May 2015 and August 2015.

Residential Mortgage Loans

Subsequent to March 31, 2015 and prior to May 11, 2015, New Residential sold a portfolio of performing residential mortgage loans with a UPB of approximately $268.7 million for net proceeds of $282.2 million.

Subsequent to March 31, 2015 and prior to May 11, 2015, New Residential sold a portfolio of non-performing residential mortgage loans with a UPB of approximately $22.1 million for net proceeds of $19.5 million.

Derivatives

Subsequent to March 31, 2015, New Residential entered into two separate interest rate swap agreements with a single counterparty totaling a $500 million notional amount to further hedge a portion of its interest rate exposure.

Corporate Activities

On March 16, 2015, New Residential’s board of directors declared a first quarter 2015 dividend of $0.38 per common share or $53.7 million, which was paid on April 30, 2015 to stockholders of record as of March 26, 2015.

Subsequent to March 31, 2015, New Residential paid off the outstanding secured corporate loan with Credit Suisse First Boston Mortgage Capital LLC, an affiliate of Credit Suisse Securities (USA) LLC for approximately $100.0 million.

Subsequent to March 31, 2015, New Residential entered into a $165.0 million secured corporate loan with Barclays maturing in April 2016. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 5.00% until July 2015, after which the loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 8.00%. The loan contains customary covenants and event of default provisions.

Subsequent to March 31, 2015, New Residential issued a $219.4 million secured corporate note maturing in April 2017. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 5.25% until M

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

ay 2016, after which the loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 7.25%. The loan contains customary covenants and event of default provisions.

On February 22, 2015, New Residential entered into an Agreement and Plan of Merger (the “Initial Merger Agreement”) with Home Loan Servicing Solutions, Ltd., a Cayman Islands exempted company (“HLSS”) and Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and a wholly owned subsidiary of New Residential (“Merger Sub”). As described in more detail below, on April 6, 2015, the parties terminated the Initial Merger Agreement pursuant to the Termination Agreement (as defined below) and simultaneously entered into the Acquisition Agreement (as defined below).

The Initial Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, Merger Sub would have merged with and into HLSS, with HLSS continuing as the surviving company and a wholly owned subsidiary of New Residential, and at the effective time of the merger, each ordinary share of HLSS issued and outstanding immediately prior to the effective time (except as set otherwise forth in the Initial Merger Agreement), would have been automatically converted into the right to receive $18.25 in cash, without interest (the “Initial Merger”). Each party’s obligation to consummate the Initial Merger was subject to, among other conditions, the other party’s compliance with its covenants and agreements contained in the Initial Merger Agreement. Among other covenants and agreements, HLSS agreed to provide notice to New Residential within twenty-four hours of becoming aware that HLSS was reasonably likely to receive a going concern qualification from its auditors with respect to its then-most recent fiscal year (a “Going Concern Qualification”). The Initial Merger Agreement specified that, upon the receipt by HLSS of a Going Concern Qualification, New Residential would have the right to immediately terminate the Initial Merger Agreement.

On April 6, 2015, HLSS provided formal notice to New Residential that it was reasonably likely to receive a Going Concern Qualification, unless the parties entered into an alternative transaction. Based on the shared expectation of New Residential and HLSS that HLSS could not satisfy the conditions to the consummation of the Initial Merger set forth in the Initial Merger Agreement, HLSS and New Residential finalized the terms of an alternative transaction (described below). The alternative transaction enabled HLSS to file its annual report, including an unqualified opinion of its auditors, on April 6, 2015. On April 6, 2015, with the approval of their respective Boards of Directors, New Residential and HLSS, together with certain of their respective subsidiaries, entered into a Termination Agreement (the “Termination Agreement”) (providing for the termination of the Initial Merger Agreement) and simultaneously entered into a Share and Asset Purchase Agreement (the “Acquisition Agreement”).

The parties to the Acquisition Agreement included New Residential, HLSS, HLSS Advances Acquisition Corp., a Delaware corporation and wholly owned subsidiary of New Residential (“HLSS Advances”), and HLSS MSR-EBO Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of New Residential (together with HLSS Advances, the “Buyers”). Pursuant to the Acquisition Agreement, the Buyers acquired from HLSS substantially all of the assets of HLSS (including all of the issued share capital of HLSS’s first-tier subsidiaries) and assumed (and agreed to indemnify HLSS for) the liabilities of HLSS (together, the “Acquisition”), other than post-closing liabilities in an amount up to the Retained Amount (as defined below), for aggregate consideration (net of certain transaction expenses being reimbursed by HLSS), consisting of approximately $1.007 billion in cash and 28,286,980 shares of common stock, par value $0.01 per share (“New Residential Common Stock”), of New Residential delivered to HLSS in a private placement. The closing of the Acquisition (the “Acquisition Closing”) occurred simultaneously with the execution of the Acquisition Agreement.

The Acquisition Agreement includes certain customary post-closing covenants of New Residential, the Buyers and HLSS. In addition, the Board of Directors of HLSS also approved a wind down plan (the “Distribution and Liquidation Plan”), pursuant to which HLSS sold the shares of New Residential Common Stock received in the Acquisition on April 8, 2015 and distributed to HLSS shareholders the cash consideration from the Acquisition and the cash proceeds from the sale of shares of New Residential Common Stock; provided that under the terms of the Distribution and Liquidation Plan, HLSS retained $50.0 million of cash (the “Retained Amount”) for wind down costs.

At the Acquisition Closing, HLSS Advances entered into a Services Agreement, dated as of April 6, 2015, with HLSS (the “Services Agreement”). Pursuant to the Services Agreement, HLSS Advances has agreed to manage the assets and affairs of HLSS in accordance with terms and conditions set forth therein and, in all cases, in accordance with the Distribution and Liquidation Plan. The Services Agreement provides that HLSS Advances will be responsible for the operations of HLSS and will perform (or cause to be performed) such services and activities relating to the assets and operations of HLSS as may be appropriate, including, among other things, administering the Distribution and Liquidation Plan and handling all claims, disputes or controversies in which HLSS is a party or may otherwise be involved. HLSS Advances will not be compensated by HLSS for its services under the Services Agreement but will be reimbursed by HLSS for expenses incurred on behalf of HLSS.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

At the Acquisition Closing, New Residential and Merger Sub entered into an Agreement and Plan of Merger, dated April 6, 2015, with HLSS (the “New Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth therein (including the approval of HLSS’s shareholders), HLSS (which at the time of the New Merger (as defined below) will have previously sold substantially all of its assets and transferred all liabilities to the Buyers, and have distributed the proceeds (other than the Retained Amount) received from such sale to HLSS shareholders and substantially wound-down its operations) will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and a wholly owned subsidiary of New Residential (the “New Merger”).

Pursuant to the New Merger Agreement, and upon the terms and conditions set forth therein, at the effective time of the New Merger (the “Effective Time”), each ordinary share of HLSS, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than those shares of HLSS owned by New Residential or any direct or indirect wholly-owned subsidiary of New Residential and shares of HLSS as to which dissenters’ rights have been properly exercised), will be automatically converted into the right to receive $0.704059 per share in cash, without interest.

The New Merger does not require the approval of New Residential’s shareholders. However, consummation of the New Merger is subject to, among other things: (i) approval of the New Merger by the requisite vote of HLSS’s shareholders; (ii) not more than 10% of HLSS’s issued and outstanding shares properly exercising appraisal rights as of the time immediately before the closing of the New Merger (the “New Merger Closing”); and (iii) certain other customary closing conditions. Moreover, each party’s obligation to consummate the New Merger is subject to certain other conditions, including without limitation, (i) the accuracy of the other party’s representations and warranties and (ii) the other party’s compliance with its covenants and agreements contained in the New Merger Agreement (in each case subject to customary materiality qualifiers). In addition, the obligations of New Residential and Merger Sub to consummate the New Merger are subject to the absence of any Company Material Adverse Effect (as defined in the New Merger Agreement). The New Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the New Merger Closing has not occurred by the nine-month anniversary of the New Merger Agreement; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the New Merger Closing; (iii) if HLSS fails to obtain the HLSS Shareholder Approval; and (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the New Merger Closing to be satisfied.

Unaudited Supplemental Pro Forma Financial Information - The following table presents unaudited pro forma combined Interest Income and Income (Loss) Before Incomes Taxes for the three months ended March 31, 2014 and 2015 prepared as if the Acquisition of HLSS had been consummated on January 1, 2014.

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Pro Forma
Interest income	$165,055	$176,989
Income (Loss) Before Income Taxes	71,465	103,683

The 2015 unaudited supplemental pro forma financial information has been adjusted to exclude, and the 2014 unaudited supplemental pro forma financial information has been adjusted to include, approximately $17.8 million of acquisition-related costs incurred by New Residential and HLSS in 2015. The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition occurred on January 1, 2014.

In April 2015, New Residential issued 29,213,020 shares of its common stock in a public offering at a price to the public of $15.25 per share for net proceeds of approximately $436.1 million. One of New Residential’s executive officers participated in this offering and purchased 250,000 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering and the New Residential Common Stock issued in the Acquisition, New Residential granted options to the Manager to purchase 5,750,000 shares of New Residential’s common stock at a price of $15.25, which had a fair value of approximately $8.9 million as of the grant date. The assumptions used in valuing the options were: a 2.02% risk-free rate, a 6.71% dividend yield, 24.04% volatility and a 10 year term.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
(dollars in tables in thousands, except share data)

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

GENERAL

New Residential is a publicly traded REIT (NYSE: NRZ) primarily focused on opportunistically investing in, and actively managing, investments related to residential real estate. We primarily target investments in mortgage servicing related assets and related opportunistic investments. We are externally managed and advised by an affiliate of Fortress pursuant to a management agreement. Our goal is to drive strong risk-adjusted returns primarily through our investments, and our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive returns for our stockholders without the excessive use of financial leverage.

Our portfolio is currently composed of mortgage servicing related assets and other related opportunistic investments. Our asset allocation and target assets may change over time, depending on our Manager’s investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below under “—Our Portfolio.”

New Residential completed a one-for-two reverse stock split in October 2014. The impact of this reverse stock split has been retroactively applied to all periods presented herein.

MARKET CONSIDERATIONS

Various market factors, which are outside of our control, affect our results of operations and financial condition. One such factor is developments in the U.S. residential housing market. The residential mortgage industry continues to undergo major structural changes that are transforming the way mortgages are originated, owned and serviced. Historically, the majority of the approximately $10 trillion mortgage market has been serviced by large banks, which generally focus on conventional mortgages with low delinquency rates. This has allowed for low-cost routine payment processing and required minimal borrower interaction. Following the credit crisis, the need for “high-touch” specialty servicers, such as Nationstar and Ocwen, increased as loan performance declined, delinquencies rose and servicing complexities broadened. Specialty servicers have proven more willing and better equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.

Since 2010, banks have sold or committed to sell MSRs totaling more than $3 trillion. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. Approximately 74% of MSRs were owned by banks as of the fourth quarter of 2014, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe the volume of MSR sales is likely to be elevated for some period of time.

We estimate that MSRs covering up to $150 billion of mortgages are currently for sale, which would require a capital investment of approximately $1 to 1.5 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations will continue to sell a portion of the Excess MSRs or other servicing assets, such as advances. In addition, approximately $1.2 trillion of new loans are expected to be originated in 2015, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $2 trillion of MSRs could be sold or available over the next few years. We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for these assets has driven prices higher recently. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

Interest rates have been volatile. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. Prepayment speeds and delinquencies could increase in the current interest rate environment as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reasons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the first quarter of 2015, the fair value of our investments in Excess MSRs (directly and through equity method investees) decreased by $2.7 million and the weighted average discount rate of the portfolio was unchanged at 9.6%.

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

Beginning in April 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the fourth quarter of 2014, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public trusts or PLS, and are referred to as Non-Agency RMBS.

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

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of March 31, 2015 was 1.82%, compared to 1.87% as of December 31, 2014. The net interest spread on our Non-Agency RMBS portfolio as of March 31, 2015 was 3.97%, compared to 1.85% as of December 31, 2014.

We hold call rights on Non-Agency residential mortgage securitizations which become exercisable once the current collateral balance reduces below a certain threshold of the original balance. We believe a call right is profitable when aggregate loan value is greater than the sum of par on the loans minus any discount from acquired bonds, plus expenses related to such exercise. Profit with respect to our call rights is generated by selectively retaining loans that meet our return thresholds or re-securitizing or selling performing loans for a gain and, prior to exercise, purchasing certain underlying tranches at a discount to par.  Upon exercise, we are able to realize any remaining accretion to par. As interest rates increase, we expect the value of our call rights could decrease.

In November 2013, we made our first investment in non-performing loans. We have continued to invest in the non-performing loan sector, while also opportunistically selling assets. The scope of our involvement will fluctuate depending on our Manager’s assessment of relative value compared with alternative investment opportunities.

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

Credit spreads decreased, or “tightened,” during the first quarter of 2015 relative to the fourth quarter of 2014, which has had a favorable impact on the value of our securities and loan portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

	Outstanding Face Amount	Amortized Cost Basis(A)	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(B)
Investments in:
Excess MSRs(C)	$247,573,182	$594,870	9.0%	$751,773	6.1
Servicer Advances(C)	3,068,306	3,168,909	47.6%	3,245,457	3.9
Agency RMBS	1,575,759	1,659,781	25.0%	1,664,996	5.4
Non-Agency RMBS	1,820,536	647,915	9.7%	659,919	9.7
Residential Mortgage Loans	635,183	547,897	8.2%	545,141	4.6
Real Estate Owned	N/A	35,905	0.5%	35,905	N/A
Consumer Loans(C)	2,460,743	N/A	N/A	—	3.6
Total/ Weighted Average		$6,655,277	100.0%	$6,903,191	5.1

Reconciliation to GAAP total assets:
Cash and restricted cash				487,659
Derivative assets				71
Other assets				76,701
GAAP total assets				$7,467,622

(A)	Net of impairment.

(B)	Weighted average life is based on the timing of expected principal reduction on the asset.

(C)
The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

Servicing Related Assets

Excess MSRs

As of March 31, 2015, we had approximately $751.8 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of March 31, 2015, our completed investments represent an effective 32.5% to 80.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $247.6 billion. Nationstar is the servicer of $244.8 billion UPB of the loans underlying our investments in Excess MSRs through March 31, 2015, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

In December 2014, we agreed to acquire 50% of the Excess MSRs, all of the servicer advances and related Advance Fee and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS Transaction was $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for servicer advances and Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included servicer advances and Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts. As of March 31, 2015, New Residential had settled $168.4 million of servicer advances, net of recoveries, financed with $150.1 million of notes payable outstanding. SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps and an Incentive Fee which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

Each of our Excess MSR investments through March 31, 2015 is subject to a recapture agreement with Nationstar. Under such recapture agreements, we are generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. In other words, we are generally entitled to a pro rata interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Nationstar of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Nationstar of a previously recaptured loan.

The tables below summarize the terms of our investments in Excess MSRs completed as of March 31, 2015.

Summary of Direct Excess MSR Investments as of March 31, 2015

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$69.8	$54.9	29	bps	21	bps	32.5%-66.7%	$230.0	$209.1
Recapture Agreements	—	—	28		21		32.5%-66.7%	—	29.9
	69.8	54.9	29		21			230.0	239.0
Non-Agency(C)
Original and Recaptured Pools	$148.9	$108.7	35	bps	14	bps	33.3%-80.0%	$328.9	$270.4
Recapture Agreements	—	—	26		20		33.3%-80.0%	—	17.3
	148.9	108.7	34		14			328.9	287.7
Total/Weighted Average	$218.7	$163.6	32	bps	17	bps		$558.9	$526.7

(A)
The MSR is a weighted average as of March 31, 2015, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant). The average is weighted by the amortized cost basis of the mortgage loan portfolio.

(B)	As of March 31, 2015.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2015 (Note 6 to our Condensed Consolidated Financial Statements included herein).

Summary Excess MSR Investments Through Equity Method Investees as of March 31, 2015

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		NRZ Interest in Investee (%)	Investee Interest in Excess MSR (%)	NRZ Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$84.0	32	bps	19	bps	50.0%	66.7%	33.3%	$358.9
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	81.8
Total/Weighted Average	$125.2	$84.0	32		19					$440.7

(A)	The MSR is a weighted average as of March 31, 2015, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of March 31, 2015.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2015 (Note 6 to our Condensed Consolidated Financial Statements included herein).

The following table summarizes our Excess MSR investments closed subsequent to March 31, 2015:

Summary of Excess MSR Investments closed subsequent to March 31, 2015(A)

				MSR Component(B)
	Commitment Date	Initial UPB (bn)	Current UPB (bn)(C)	MSR (bps)		Excess MSR (bps)		Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)
Agency	May-14	$2.1	$1.6	33	bps	23	bps	33.3%	$3.5
Total/Weighted Average		$2.1	$1.6						$3.5

(A)	Excludes investments in HLSS Excess MSRs closed subsequent to March 31, 2015. See Note 18 to our condensed consolidated financial statements for further details on the Acquisition.

(B)	The MSR is a weighted average as of the date the transaction closed and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(C)	As of the date the transaction closed.

As of March 31, 2015, we have remaining commitments to purchase $62.0 billion UPB of legacy Agency Excess MSRs, subject to the completion of definitive documentation between Nationstar and the applicable seller of the related MSR and definitive documentation between us and with Nationstar.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of March 31, 2015 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Agency
Original Pools	$179,496	$69,813,877	$49,071,462	282,739	708	4.1%	277	70	15.0%	15.9%	13.9%	2.2%	21.2%
Recaptured Loans	29,618	—	5,758,415	32,902	671	4.5%	306	16	0.2%	5.2%	4.7%	0.5%	15.3%
Recapture Agreement	29,865	—	—	—	—	-	—	—	-	-	-	-	-
	$238,979	$69,813,877	$54,829,877	315,641	704	4.1%	280	64	13.4%	14.8%	12.9%	2.0%	20.6%
Non-Agency(F)
Original Pools	266,375	148,839,262	107,799,677	554,882	648	4.5%	264	111	47.1%	14.1%	8.6%	5.9%	10.0%
Recaptured Loans	3,990	—	942,882	4,208	743	4.2%	291	12	4.8%	13.1%	12.6%	0.6%	53.6%
Recapture Agreement	17,318	—	—	—	—	-	—	—	-	-	-	-	-
	$287,683	$148,839,262	$108,742,559	559,090	649	4.5%	264	111	46.7%	14.1%	8.6%	5.9%	10.4%
Total/ Weighted Average	$526,662	$218,653,139	$163,572,436	874,731	668	4.4%	269	95	35.5%	14.3%	10.0%	4.6%	13.8%

	Collateral Characteristics
	Uncollected Payments(G)	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.9%	3.2%	1.0%	0.9%	2.7%	0.7%	1.8%
Recaptured Loans	1.7%	2.2%	0.2%	0.2%	0.3%	0.1%	0.3%
Recapture Agreement	-	-	-	-	-	-	-
	5.5%	3.1%	0.9%	0.8%	2.4%	0.6%	1.6%
Non-Agency(F)
Original Pools	22.3%	6.7%	1.8%	3.1%	13.1%	2.1%	4.8%
Recaptured Loans	0.8%	0.5%	0.1%	—%	—%	-	0.1%
Recapture Agreement	-	-	-	-	-	-	-
	22.1%	6.6%	1.8%	3.1%	13.0%	2.1%	4.8%
Total/Weighted Average	16.5%	5.5%	1.5%	2.3%	9.5%	1.6%	3.7%

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

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2015 (Note 6 to our condensed consolidated financial statements included herein).

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

The following table summarizes the collateral characteristics as of March 31, 2015 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Agency
Original Pools	$299,163	$125,191,420	$74,075,622	33.3%	567,430	672	5.0%	286	84	9.5%	20.6%	17.6%	3.6%	22.9%
Recaptured Loans	59,746	—	9,925,124	33.3%	62,444	691	4.5%	308	20	0.5%	7.3%	6.1%	1.3%	23.0%
Recapture Agreement	81,805	—	—	33.3%	—	—	-	—	—	-	-	-	-	-
Total/ Weighted Average	$440,714	$125,191,420	$84,000,746		629,874	674	4.9%	289	76	8.4%	19.0%	16.2%	3.3%	22.9%

	Collateral Characteristics
	Uncollected Payments(G)	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	8.7%	5.2%	1.3%	1.0%	4.3%	1.3%	2.5%
Recaptured Loans	2.7%	2.5%	0.8%	0.6%	0.5%	—%	0.7%
Recapture Agreement	-	-	-	-	-	-	-
Total/Weighted Average	8.0%	4.9%	1.2%	1.0%	3.9%	1.1%	2.3%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	One Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(D)	One Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(E)	One Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2015 (Note 6 to our condensed consolidated financial statements included herein).

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

In Transaction 1, the Buyer acquired from Nationstar approximately $3.2 billion of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on Non-Agency mortgage loans with an aggregate UPB of approximately $54.6 billion. In exchange, the Buyer (i) paid approximately $3.2 billion (the “Initial Purchase Price”), and (ii) agreed to purchase future servicer advances related to the loans at par. The Initial Purchase Price is equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.” The Buyer funded the Initial Purchase Price with approximately $2.8 billion of debt and $0.4 billion of equity, excluding working capital. As of

March 31, 2015, the Buyer had settled approximately $3.2 billion of servicer advances related to Transaction 1, which represents substantially all of Transaction 1.

See “–SA Call Right” below for a discussion of Transaction 2.

Nationstar remains the named servicer under the related servicing agreements and continues to perform all servicing duties for the underlying loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer. In exchange for Nationstar’s performance of servicing duties, the Buyer pays Nationstar the Nationstar Servicing Fee and, in the event that the aggregate cash flows from the advances and the basic fee generate the Targeted Return on the Buyer’s invested equity, the Performance Fee. Nationstar is majority owned by private equity funds managed by an affiliate of our manager. For more information about the fee structure, see below.

In December 2014, we completed the SLS Transaction, as described under “–Excess MSRs” above.

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2015				Three Months Ended March 31, 2015
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances	$3,168,909	$3,245,457	5.4%	3.9	$(7,669)

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding our servicer advances, and related financing, as of March 31, 2015 (dollars in thousands):

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value of Notes Payable	Gross	Net(A)	Gross	Net
March 31, 2015
Servicer advances(C)	$92,159,246	$3,068,306	3.3%	$2,875,412	91.5%	90.6%	2.6%	2.2%

(A)	Ratio of face amount of borrowings to value of servicer advance collateral, net of any interest reserve.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investment in servicer advances:

March 31, 2015
Principal and interest advances	$737,845
Escrow advances (taxes and insurance advances)	1,514,848
Foreclosure advances	815,613
Total	$3,068,306

The following table sets forth information specifically regarding the Buyer (and excludes the SLS Transaction) (dollars in thousands):

As of March 31, 2015
Advances Purchased	$5,184,860
Activity Since Purchase	(2,284,966)
Ending Advance Balance	$2,899,894
Net Debt(A)	$2,698,421
Total Equity Invested(B)	$702,359
Distributions Since Purchase	$426,672
Net Equity Invested(B)	$275,687
New Residential’s Equity % in Buyer(C)	44.5%
Co-investors’ Equity % in Buyer(C)	55.5%

(A)	Outstanding debt net of restricted cash.

(B)	Includes working capital.

(C)	Based on cash basis equity.

Subsequent to March 31, 2015 and prior to May 11, 2015, the Buyer funded a total of $363.4 million of servicer advances and recovered $552.0 million of existing servicer advances. Notes payable outstanding decreased by $170.0 million and restricted cash decreased approximately $0.5 million in relation to these fundings. Additionally, we paid $5.5 million of contractual incentive fees.

Subsequent to March 31, 2015 and prior to May 11, 2015, New Residential funded a total of $41.0 million of SLS servicer advances and recovered $54.0 million of existing SLS servicer advances. Notes payable outstanding decreased by $11.4 million and restricted cash increased approximately $0.02 million in relation to these fundings.

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

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of March 31, 2015, we owned approximately 44.5% of the Buyer, which corresponds to a $124.4 million equity investment (net of distributions).

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

The Nationstar Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of March 31, 2015 is equal to approximately 9.2%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.6 basis points on a weighted average basis as of March 31, 2015. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans.

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

The amount available to satisfy the Targeted Return is equal to: (i) the amounts from the purchased basic fee, minus (ii) the Nationstar Servicing Fee (“Net Collections”). The Buyer will retain the amount of Net Collections necessary to achieve the Targeted Return. Amounts in excess of the Targeted Return will be used to pay the Performance Fee.

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

The Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Performance Fee. If the amount necessary to achieve the Targeted Return is greater than the Retained Amount but less than Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Performance Fee. Performance Fee payments were made to Nationstar in the amount of $12.1 million during the three months ended March 31, 2015.

The Incentive Fee, with respect to the SLS Transaction, is equal to up to 4.0 bps on the UPB of the underlying loans, depending on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

Residential Securities and Loans

Real Estate Securities

As of March 31, 2015, we had approximately $3.4 billion face amount of real estate securities, including $1.6 billion of Agency RMBS and $1.8 billion of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1.6 billion for Agency RMBS and approximately $0.3 billion for Non-Agency RMBS. As of March 31, 2015, a total face amount of $1.5 billion of our Non-Agency portfolio and approximately $88.3 million of our Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $6.0 billion as of March 31, 2015. We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $92.8 billion whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS with an aggregate UPB of underlying mortgage loans of approximately $1.8 billion.

Subsequent to March 31, 2015, we acquired Non-Agency RMBS with an aggregate face amount of approximately $73.3 million for approximately $58.6 million, financed with repurchase agreements. We sold Agency RMBS with a face amount of $374.4 million and an amortized cost basis of approximately $391.0 million for approximately $394.6 million and recorded a gain of approximately $3.6 million. We sold no Non-Agency RMBS. Subsequent to March 31, 2015, we rolled $1.3 billion within various repurchase facilities to mature between May 2015 and July 2015.

Subsequent to March 31, 2015, we financed an additional $190.0 million of Non-Agency RMBS within various repurchase facilities as a result of purchases. We also rolled substantially all of our Non-Agency RMBS repurchase facilities to mature between May 2015 and August 2015.

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of March 31, 2015 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$595,926	$633,665	$3,470	$(2,295)	$634,840	$623,924
Agency Specified Pools	979,833	1,026,116	4,040	—	1,030,156	989,048
Agency RMBS	$1,575,759	$1,659,781	$7,510	$(2,295)	$1,664,996	$1,612,972

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of March 31, 2015 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	88	$595,926	$633,665	100.0%	$634,840	2.5%	1.8%	5.0%	2.0%	9.6%	5

(A)
Of these investments, 84.3% reset based on 12 month LIBOR index, 4.6% reset based on 6 month LIBOR Index, 0.8% reset based on 1 month LIBOR, and 10.3% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 94.7% of these securities will reset annually and 5.3% will reset semi-annually.

(B)
Represents the maximum change in the coupon at the end of the fixed rate period for 24 securities (36% of the current face of this category). The remaining 64 securities (64% of the current face of this category) are not applicable, as they are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of March 31, 2015 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3 Month CPR(B)
Pre-2006	24	$103,047	$108,748	6.6%	$109,846	5.0	8.2%
2006	5	16,168	17,099	1.0%	17,139	4.9	0.5%
2007	16	69,220	73,341	4.4%	73,673	4.7	6.7%
2008	7	32,454	34,481	2.1%	34,697	4.8	9.4%
2009	8	56,211	60,188	3.6%	59,956	4.2	6.6%
2010	16	146,069	156,396	9.4%	155,718	4.1	16.8%
2011	5	46,993	49,296	3.0%	49,889	4.5	5.4%
2012 and later	21	1,105,597	1,160,232	69.9%	1,164,078	5.8	1.9%
Total/Weighted Average	102	$1,575,759	$1,659,781	100.0%	$1,664,996	5.4	4.3%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of March 31, 2015:

Net Interest Spread(A)
Weighted Average Asset Yield	2.18%
Weighted Average Funding Cost	0.36%
Net Interest Spread	1.82%

(A)	The Agency RMBS portfolio consists of 38.2% floating rate securities and 61.8% fixed rate securities. See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2015 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$1,820,536	$647,915	$14,641	$(2,637)	$659,919	$315,919

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2015 (dollars in thousands):

	Non- Agency RMBS Characteristics
Vintage(A)	Average Minimum Rating(B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(C)	Excess Spread(D)	Weighted Average Life (Years)	Weighted Average Coupon
Pre 2004	B-	75	$89,169	$61,915	9.6%	$62,994	21.1%	2.0%	5.9	2.0%
2004	B-	25	100,659	63,454	9.8%	69,555	16.7%	2.4%	9.4	1.2%
2005	CCC	11	83,260	62,534	9.7%	64,341	20.5%	3.5%	9.5	0.8%
2006 and later	BBB+	26	1,547,448	460,012	70.9%	463,029	20.6%	1.5%	10.3	0.5%
Total/Weighted Average	BBB-	137	$1,820,536	$647,915	100.0%	$659,919	26.0%	2.6%	9.7	0.8%

	Collateral Characteristics(E)
Vintage(A)	Average Loan Age (years)	Collateral Factor(F)	3 month CPR(G)	Delinquency(H)	Cumulative Losses to Date
Pre 2004	12.5	0.04	9.4%	16.3%	2.6%
2004	11.1	0.08	8.6%	21.0%	3.7%
2005	10.6	0.11	7.4%	18.1%	11.3%
2006 and later	9.1	0.57	8.6%	12.0%	12.5%
Total/Weighted Average	9.8	0.43	8.6%	13.9%	10.6%

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 20 bonds which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2015.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(D)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2015.

(E)	The weighted average loan size of the underlying collateral is $172.9 thousand. This excludes the collateral underlying six bonds, due to unavailable information.

(F)	The ratio of original UPB of loans still outstanding.

(G)	Three month average constant prepayment rate and default rates.

(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of March 31, 2015 (dollars in thousands):

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$614,391	33.6%
Southeastern U.S.	479,970	26.4%
Northeastern U.S.	327,308	18.0%
Midwestern U.S.	160,246	8.8%
Southwestern U.S.	238,127	13.1%
Other(A)	494	0.1%
	$1,820,536	100.0%

(A)	Represents collateral for which we were unable to obtain geographical information.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of March 31, 2015:

Net Interest Spread(A)
Weighted Average Asset Yield	5.74%
Weighted Average Funding Cost	1.77%
Net Interest Spread	3.97%

(A)	The Non-Agency RMBS portfolio consists of 57.9% floating rate securities and 42.1% fixed rate securities.

Residential Mortgage Loans

As of March 31, 2015, we had approximately $635.2 million outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $392.4 million and notes payable with an aggregate face amount of approximately $23.6 million.

During the three months ended March 31, 2015, we sold several portfolios of reperforming and non-performing residential mortgage loans as discussed below:

•
On February 27, 2015, we sold a portfolio of non-performing residential mortgage loans with a UPB of approximately $135.2 million and a carrying value of approximately $102.4 million at a price of $102.8 million and recorded a gain of $0.4 million.

•
On March 19, 2015, we sold a portfolio of reperforming residential mortgage loans with a UPB of approximately $176.5 million and a carrying value of approximately $142.1 million at a price of $148.6 million and recorded a gain of $6.5 million.

•
On March 26, 2015, we sold a portfolio of reperforming residential mortgage loans with a UPB of approximately $6.4 million and a carrying value of approximately $5.1 million at a price of $5.3 million and recorded a gain of $0.2 million.

•
On March 27, 2015, we sold a portfolio of non-performing residential mortgage loans and REO with a UPB of approximately $469.6 million and a carrying value of approximately $362.0 million at a price of $373.0 million and recorded a gain of $11.0 million.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2015.

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Loan Type
Reverse Mortgage Loans(E)(F)	$42,306	$23,294	182	10.0%	4.0	21.4%	109.6%	78.2%	N/A
Performing Loans(G)	23,548	21,673	709	8.7%	5.8	17.9%	79.6%	0.3%	620
Total Residential Mortgage Loans, held-for- investment	$65,854	$44,967	891	9.6%	4.7	19.4%	98.5%	53.0%	620

Performing Loans, held-for-sale(G)	$268,731	$270,407	4,832	4.9%	7.0	27.6%	82.1%	—%	621
Purchased Credit Impaired (“PCI”) Loans, held-for-sale(H)	300,598	229,767	2,133	5.9%	2.4	32.4%	105.9%	87.4%	547
Residential Mortgage Loans, held- for-sale	$569,329	$500,174	6,965	5.4%	4.5	30.1%	94.7%	46.2%	582

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% interest we hold in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million. 76% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where we expect to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $0.7 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of March 31, 2015, we have placed all of these loans on nonaccrual status.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.
Subsequent to March 31, 2015 and prior to May 11, 2015, we sold a portfolio of performing residential mortgage loans with a UPB of approximately $268.7 million for net proceeds of $282.2 million.
Subsequent to March 31, 2015 and prior to May 11, 2015, we sold a portfolio of non-performing residential mortgage loans with a UPB of approximately $22.1 million for net proceeds of $19.5 million.

Other

Consumer Loans

In April 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors LLC acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. After a servicing transition period, Springleaf became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed approximately 73% of the original purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes that were subordinate to the debt issued in April 2013. On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The proceeds in excess of the refinanced debt were distributed to the respective co-investors. We received approximately $337.8 million, which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million. Subsequent to this refinancing, we have discontinued recording our share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative distributions.

The table below summarizes the collateral characteristics of the consumer loans as of March 31, 2015 (dollars in thousands):

	Collateral Characteristics
	UPB(A)	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(B)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(C)	Delinquency 60 Days(C)	Delinquency 90+ Days(C)	CRR(D)	CDR(E)
Consumer Loans	$2,460,743	67.3%	32.7%	269,086	635	18.2%	10.7%	118	3.6	3.0%	1.7%	2.9%	16.2%	6.1%

(A)	As of February 28, 2015.

(B)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of March 31, 2015 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2015	$526,662
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$568,812	$546,891	$507,956	$490,611
Change in estimated fair value:
Amount	$42,150	$20,229	$(18,706)	$(36,051)
%	8.0%	3.8%	(3.6)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$571,330	$548,245	$506,452	$487,507
Change in estimated fair value:
Amount	$44,668	$21,583	$(20,210)	$(39,155)
%	8.5%	4.1%	(3.8)%	(7.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$530,944	$528,803	$524,523	$522,384
Change in estimated fair value:
Amount	$4,282	$2,141	$(2,139)	$(4,278)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$516,710	$521,653	$531,738	$536,889
Change in estimated fair value:
Amount	$(9,952)	$(5,009)	$5,076	$10,227
%	(1.9)%	(1.0)%	1.0%	1.9%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of March 31, 2015 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2015	$225,111
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$244,630	$234,449	$216,522	$208,602
Change in estimated fair value:
Amount	$19,519	$9,338	$(8,589)	$(16,509)
%	8.7%	4.1%	(3.8)%	(7.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$243,620	$234,101	$216,622	$208,602
Change in estimated fair value:
Amount	$18,509	$8,990	$(8,489)	$(16,509)
%	8.2%	4.0%	(3.8)%	(7.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$230,059	$227,585	$222,636	$220,161
Change in estimated fair value:
Amount	$4,948	$2,474	$(2,475)	$(4,950)
%	2.2%	1.1%	(1.1)%	(2.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$216,525	$220,793	$229,484	$233,914
Change in estimated fair value:
Amount	$(8,586)	$(4,318)	$4,373	$8,803
%	(3.8)%	(1.9)%	1.9%	3.9%

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

Servicer Advances

We account for investments in servicer advances, which include the basic fee component of the related MSR (the “servicer advance investments”), as financial instruments, because we are not a licensed mortgage servicer.

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

We categorize servicer advance investments under Level 3 of the GAAP hierarchy because we use internal pricing models to estimate the future cash flows related to the servicer advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. In order to evaluate the reasonableness of its fair value determinations, management engages an independent valuation firm to separately measure the fair value of its servicer advances investment. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range.

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $400.0 million per year on average over the weighted average life of the investment held as of March 31, 2015, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

Impairment of Performing Loans

To the extent that they are classified as held-for-investment, we must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of a loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment.

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

Purchased Credit Impaired (PCI) Loans

We evaluate the credit quality of our loans, as of the acquisition date, for evidence of credit quality deterioration. Loans with evidence of credit deterioration since their origination, and where it is probable that we will not collect all contractually required principal and interest payments, are purchase credit impaired, or PCI loans. Recognition of income and accrual status on PCI loans is dependent on having a reasonable expectation about the timing and amount of cash flows to be collected. At acquisition, we aggregate PCI loans into pools based on common risk characteristics and loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows.

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

The estimation of future cash flows for PCI loans is subject to significant judgment and uncertainty. Actual cash flows could be materially different than management’s estimates.

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

Derivatives

We financed certain investments with the same counterparty from which we purchased those investments, and we accounted for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, we recorded a non-hedge derivative instrument on a net basis. We also enter into various economic hedges, particularly TBAs and interest rate swaps and caps. Changes in market value of non-hedge derivative instruments and economic hedges are recorded in “Other Income” on the Condensed Consolidated Statements of Income. The assets underlying linked transactions include loans and securities, whose valuation is subject to significant judgment and uncertainty as described above.

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

We have invested in servicer advances, including the basic fee component of the related MSRs, primarily through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of March 31, 2015, we owned an approximately 44.5% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-

party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

Investments in Equity Method Investees

We account for our investment in the Consumer Loan Companies pursuant to the equity method of accounting because we can exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation are not met. Our share of earnings and losses in these equity method investees is recorded in “Earnings from investments in consumer loans, equity method investees” on the Condensed Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the Condensed Consolidated Balance Sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies will be required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for New Residential in the first quarter of 2017. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. ASU No. 2014-11 is effective for New Residential in the first quarter of 2015. Early adoption is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential has determined that, as of January 1, 2015, its formerly linked transactions are accounted for as secured borrowings as further described in Note 10 of our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by requiring management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. ASU No. 2014-15 is effective for New Residential for the annual period ending on December 31, 2016. Early adoption is permitted. New Residential is currently evaluating the new guidance to determine the impact that it may have on its condensed consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. ASU No. 2015-02 is effective for New Residential in the first quarter of 2016.  Early adoption is permitted. New Residential does not expect the adoption of this new guidance to have an impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard amends the balance sheet presentation requirements for debt issuance costs such that they are no longer recognized as deferred charges but are rather presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for New Residential in the first quarter of 2016. Early adoption is permitted. We have not yet adopted ASU No. 2015-03 but have determined that the adoption of ASU No. 2015-03 will result in an immaterial reclassification of our Deferred Financing Costs, Net to an offset of our Notes Payable.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount
Interest income	$84,373	$71,490	$12,883
Interest expense	33,979	38,997	(5,018)
Net Interest Income	50,394	32,493	17,901

Impairment
Other-than-temporary impairment (“OTTI”) on securities	1,071	328	743
Valuation provision on loans and real estate owned	977	164	813
	2,048	492	1,556

Net interest income after impairment	48,346	32,001	16,345

Other Income
Change in fair value of investments in excess mortgage servicing rights	(1,761)	6,602	(8,363)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	4,921	6,374	(1,453)
Change in fair value of investments in servicer advances	(7,669)	—	(7,669)
Earnings from investments in consumer loans, equity method investees	—	16,360	(16,360)
Gain on settlement of investments, net	14,767	4,357	10,410
Other income	2,037	1,357	680
	12,295	35,050	(22,755)

Operating Expenses
General and administrative expenses	8,560	1,985	6,575
Management fee to affiliate	5,126	4,486	640
Incentive compensation to affiliate	3,693	3,338	355
Loan servicing expense	4,891	90	4,801
	22,270	9,899	12,371

Income (Loss) Before Income Taxes	38,371	57,152	(18,781)
Income tax expense (benefit)	(3,427)	287	(3,714)
Net Income (Loss)	$41,798	$56,865	$(15,067)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$5,823	$8,093	$(2,270)
Net Income (Loss) Attributable to Common Stockholders	$35,975	$48,772	$(12,797)

Interest Income

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Interest income increased by $12.9 million, primarily attributable to incremental interest income of (i) $12.0 million from real estate loans, in which we made additional investments subsequent to March 31, 2014, (ii) $3.0 million from real estate securities during the three months ended March 31, 2015, and (iii) $1.2 million from our acquisitions of Excess MSR investments during and after the three months ended March 31, 2014 as well as our restructuring of joint ventures during the three months ended March 31, 2015 resulting in our recognition of interest income previously recognized by the joint venture and included in “Change in fair value of investments in excess mortgage servicing rights, equity method investees”, offset by (iv) a decrease of $3.4 million from servicer advances attributable to amortization of the portfolio caused by improvement of the advance to UPB ratio, offset by the interest earned from the acquisition of additional servicer advances subsequent to March 31, 2014.

Interest Expense

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Interest expense decreased by $5.0 million primarily attributable to decreases of (i) $8.3 million on financings related to servicer advances, (ii) $1.5 million from repurchase agreements on our consumer loans portfolio that we paid off subsequent to March 31, 2014, (iii) $1.3 million related to our secured corporate loan that we paid off in June 2014, and (iv) $0.6 million on repurchase agreements related to real estate securities, offset by incremental interest expense of (v) $5.9 million from repurchase agreements on real estate loans, in which we made additional investments subsequent to March 31, 2014, and (vi) $0.8 million from a secured corporate loan issued in January 2015.

Other than Temporary Impairment (“OTTI”) on Securities

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The other-than-temporary impairment on securities increased by $0.7 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily resulting from fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of March 31, 2015.

Valuation Provision on Loans and Real Estate Owned

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The valuation provision on loans increased by $0.8 million due to the recognition of additional allowance for loan losses on our residential mortgage loans driven by the expected timing of future cash flows.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The change in fair value of investments in excess mortgage servicing rights decreased by $8.4 million primarily due to relatively flat market prices during the three months ended March 31, 2015 compared to increased market prices during the three months ended March 31, 2014.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $1.5 million primarily due to decreased interest income due to the transfer of two non-agency excess mortgage servicing rights pools out of equity method investments, as well as amortization of the portfolio, offset by less of a decrease in market value due to relatively flat market prices during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Change in Fair Value of Investments in Servicer Advances

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The change in fair value of investments in servicer advances decreased by $7.7 million due to an increase in the weighted average life of the portfolio during the three months ended March 31, 2015 compared to no change in fair value of the newly acquired asset class during the three months ended March 31, 2014.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Earnings from investments in consumer loans, equity method investees decreased by $16.4 million as we discontinued recording our share of the underlying earnings of the Consumer Loan Companies subsequent to the refinancing of the outstanding debt on October 3, 2014, which resulted in a distribution to us in excess of our investment basis.

Gain on Settlement of Investments, Net

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Gain on settlement of investments increased by $10.4 million, primarily related to increased net gains of (i) $21.3 million on the sale or liquidation of residential mortgage loans, (ii) $20.2 million on real estate securities sold, partially offset by increased net losses of (iii) $22.5 million on the settlement of derivatives, (iv) $5.6 million related to the sale of REO and (v) a loss on extinguishment of debt of $2.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Other Income

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Other income increased by $0.7 million, primarily attributable to realized gains of (i) $10.4 million on our consumer loans investment and (ii) $0.7 million on our excess mortgage servicing recapture rights, partially offset by (iii) unrealized losses of $7.0 million on non-hedge derivative instruments during the three months ended March 31, 2015 compared to a $1.4 million gain in the first quarter of 2014, (iv) real estate owned expense of $1.3 million, (v) a $0.5 million loss on transfer of loans to REO, and (vi) $0.3 million of other losses.

General and Administrative Expenses

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

General and administrative expenses increased by $6.6 million, partially attributable to increased expenses of $5.5 million from deal expenses for the Acquisition and acquisition of real estate loan pools purchased during the three months ended March 31, 2015 and $1.1 million primarily resulting from professional fees and other expenses incurred to maintain and monitor our increasing asset base and general expenses.

Management Fee to Affiliate

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Management fee to affiliate increased by $0.6 million as a result of increases to our gross equity subsequent to March 31, 2014.

Incentive Compensation to Affiliate

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Incentive compensation to affiliate increased by $0.4 million primarily due to increases in realized gains on sales of investments offset by reduced earnings from investments in consumer loans, equity method investees.

Loan Servicing Expense

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Loan servicing expense increased by $4.8 million due to the acquisition of additional residential mortgage loans subsequent to March 31, 2014.

Income Tax Expense (Benefit)

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Income tax expense (benefit) decreased by $3.7 million primarily due to a $2.3 million reduction in the reserve for unrecognized tax benefits to zero and to the tax impact from the reduction of fair value of investments in servicer advances.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Noncontrolling interests in income of consolidated subsidiaries decreased by $2.3 million due to (i) a decrease in fair value of the assets and (ii) a loss on extinguishment of debt partially offset by (iii) an increase in the income tax benefit due to the reduction in the reserve for unrecognized tax benefits to zero during the three months ended March 31, 2015 in the less than wholly owned subsidiary and (iv) an increase in the net interest income allocable to the noncontrolling interest despite a decrease in ownership percentage of the noncontrolling interests.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, servicer advances, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends.

Our primary sources of financing currently are notes payable and repurchase agreements, although we may also pursue other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2015, we had outstanding repurchase agreements with an aggregate face amount of approximately $392.5 million to finance $584.1 million UPB of residential mortgage loans, approximately $18.0 million to finance our investments in real estate owned, approximately $315.9 million to finance $1.5 billion face amount of Non-Agency RMBS and approximately $1.6 billion to finance $1.6 billion face amount of Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3%-4% for Agency RMBS, 15%-50% for Non-Agency RMBS, and 13%-25% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address such a shortfall on a timely basis and could have a material adverse effect on our business.

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our residential securities and loans, (ii) the difference between (a) accretion and unrealized gains and losses recorded with respect to our Excess MSR (direct and indirect) and servicer advance investments and (b) cash received therefrom, (iii) unrealized gains and losses on our derivatives and OTTI if any, and (iv) deferred taxes.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

March 31, 2015
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(A)
Agency RMBS(B)	Various	$1,612,972	$1,612,972	Apr-15 to May-15	0.36%	0.1	$1,575,759	$1,659,781	$1,664,996	5.4
Non-Agency RMBS(C)	Various	315,919	315,919	Apr-15 to Jun-15	1.77%	0.1	1,500,816	428,696	439,579	9.0
Residential Mortgage Loans(D)	Various	392,521	392,521	May-15 to Aug-16	2.37%	0.8	584,085	514,109	514,109	4.6
Real Estate Owned(E)	Various	17,977	17,977	May-15 to Aug-16	2.82%	1.1	N/A	N/A	33,408	N/A
Total Repurchase Agreements		2,339,389	2,339,389		0.91%	0.2
Notes Payable
Secured Corporate Loan(F)	Jan-15	100,000	100,000	Jul-15	3.93%	0.3	105,939,876	239,540	279,404	5.3
Servicer Advances(G)	Various	2,875,412	2,875,412	Dec-15 to Mar-17	2.62%	1.4	3,068,306	3,168,909	3,245,457	3.9
Residential Mortgage Loans(H)	Oct-14	23,604	23,604	Oct-15	3.08%	0.6	42,306	25,013	23,294	4.0
Real Estate Owned(H)	Oct-14	402	402	Oct-15	3.08%	0.6	N/A	N/A	397	N/A
Total Notes Payable		2,999,418	2,999,418		2.66%	1.3
Total/Weighted Average		$5,338,807	$5,338,807		1.90%	0.8

(A)	These repurchase agreements had approximately $2.0 million of associated accrued interest payable as of March 31, 2015.

(B)
The counterparties of these repurchase agreements are Mizuho ($89.6 million), Morgan Stanley ($73.3 million), Barclays ($788.7 million), Daiwa ($338.9 million) and Jefferies ($322.5 million) and were subject to customary margin call provisions. All of the Agency RMBS repurchase agreements have a fixed rate.

(C)
The counterparties of these repurchase agreements are Barclays ($5.6 million), Credit Suisse ($107.3 million), Royal Bank of Canada ($10.2 million), Bank of America, N.A. ($80.1 million), Goldman Sachs ($60.9 million) and UBS ($51.8 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(D)
The counterparties on these repurchase agreements are Bank of America N.A. ($39.5 million maturing in August 2016), Nomura ($68.7 million maturing in May 2016), Citibank ($4.8 million maturing in May 2015) and Credit Suisse ($279.5 million maturing in November 2015). All of these repurchase agreements have LIBOR-based floating interest rates.

(E)
The counterparties of these repurchase agreements are, Credit Suisse ($1.2 million), Bank of America, N.A. ($2.0 million), Citibank ($0.4 million) and Nomura ($14.4 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)
The loan bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%. The outstanding face of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.

(G)
$0.7 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.0%.

(H)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

The following table provides additional information regarding our short-term borrowings (dollars in thousands).

		Three Months Ended March 31, 2015
	Outstanding Balance at March 31, 2015	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,612,972	$1,262,870	$1,707,602	0.36%
Non-Agency RMBS	315,919	521,272	623,698	1.74%
Residential Mortgage Loans	284,284	359,567	371,020	2.25%
Real Estate Owned	1,572	2,935	4,120	2.33%
Notes Payable
Secured Corporate Loan	100,000	100,000	100,000	3.93%
Servicer Advances	150,128	759,691	974,648	2.23%
Residential Mortgage Loans	23,604	23,298	24,006	3.08%
Real Estate Owned	402	390	402	3.08%
Total/Weighted Average	$2,488,881	$3,030,023	$3,805,496	1.03%

(A)	Represents the average for the period the debt was outstanding.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Servicer Advances	Real Estate Securities	Real Estate Loans	Other	Total
Balance at December 31, 2014(A)	$2,890,230	$2,246,651	$925,418	$—	$6,062,299
Repurchase Agreements
Borrowings	—	1,089,257	31,864	—	1,121,121
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	84,649	1,306	—	85,955
Repayments	—	(1,491,666)	(525,111)	—	(2,016,777)
Notes Payable
Borrowings	380,702	—	1,632	100,000	482,334
Repayments	(395,520)	—	(605)	—	(396,125)
Balance at March 31, 2015	$2,875,412	$1,928,891	$434,504	$100,000	$5,338,807
(A)    Excludes debt related to linked transactions (Note 10).

During the first quarter of 2015, the Buyer entered into agreements to increase financing pursuant to one servicer advance facility and one of the notes, which will settle in March 2015. The facility will increase capacity from $500.0 million to $1.0 billion, and the note will increase from $650.0 million to $800.0 million and will have a fixed interest rate equal to 2.50% with an expected repayment date of March 2017.
During the first quarter of 2015, New Residential entered into a $100.0 million secured corporate loan with Credit Suisse First Boston Mortgage Capital LLC, an affiliate of Credit Suisse Securities (USA) LLC. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.75%. The loan contains customary covenants and event of default provisions.

Subsequent Events

Subsequent to March 31, 2015, we paid off the outstanding secured corporate loan with Credit Suisse First Boston Mortgage Capital LLC, an affiliate of Credit Suisse Securities (USA) LLC for approximately $100.0 million.

Subsequent to March 31, 2015, we entered into a $165.0 million secured corporate loan with Barclays maturing in April 2016. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 5.00% until July 2015, after which the loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 8.00%. The loan contains customary covenants and event of default provisions.

Subsequent to March 31, 2015, we issued a $219.4 million secured corporate note maturing in April 2017. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 5.25% until May 2016, after which the loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 7.25%. The loan contains customary covenants and event of default provisions.

Maturities

Our debt obligations as of March 31, 2015, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse	Total
April 1 through December 31, 2015	$150,128	$2,338,753	$2,488,881
2016	2,107,255	41,473	2,148,728
2017	701,198	—	701,198
	$2,958,581	$2,380,226	$5,338,807

The repurchase agreements with full recourse to us include the financing of $1,613.0 million face amount of Agency RMBS, $315.9 million face amount of the Non-Agency RMBS, $323.8 million face amount of the Residential Mortgage Loans, and $3.5 million of Real Estate Owned, while the financing of $68.7 million face amount of the Residential Mortgage Loans repurchase agreements and $14.4 million of Real Estate Owned is non-recourse debt. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 3.1% and 28.1%, respectively, and for residential mortgage loans was 18.4% during the three months ended March 31, 2015. The notes payable with full recourse to us include the financing of $23.6 million face amount of Residential Mortgage Loans, $0.4 million of Real Estate Owned as well as the $100.0 million face amount Secured Corporate Loan, while $2,875.4 million face amount of Servicer Advances notes payable are non-recourse debt.

Borrowing Capacity

The following table represents our borrowing capacity as of March 31, 2015 (in thousands):

		Borrowing	Balance	Available
Debt Obligations/ Collateral	Collateral Type	Capacity	Outstanding	Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans	$1,720,000	$410,498	$1,309,502
Notes Payable
Servicer Advances(A)	Servicer Advances	3,300,000	2,875,412	424,588
		$5,020,000	$3,285,910	$1,734,090

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.3% fee on the unused borrowing capacity.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period or a 35% decline over any 3-month period and a 4:1 indebtedness to tangible net worth provision. We were in compliance with all of our debt covenants as of March 31, 2015.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2015.

As of March 31, 2015, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $31.36 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013 (as well as options issued by us in 2013 and thereafter) had a weighted average strike price of $9.04. Our outstanding options as of March 31, 2015 were summarized as follows:

	March 31, 2015
	Issued Prior to 2011	Issued in 2011 - 2014	Total
Held by the Manager	343,440	8,173,847	8,517,287
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	90,560	1,959,247	2,049,807
Issued to the independent directors	1,000	4,000	5,000
Total	435,000	10,137,094	10,572,094

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

In April 2015, New Residential issued 29,213,020 shares of its common stock in a public offering at a price to the public of $15.25 per share for net proceeds of approximately $436.1 million. One of New Residential’s executive officers participated in this offering and purchased 250,000 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering and the New Residential Common Stock issued in the Acquisition, New Residential granted options to the Manager to purchase 5,750,000 shares of New Residential’s common stock at a price of $15.25, which had a fair value of approximately $8.9 million as of the grant date. The assumptions used in valuing the options were: a 2.02% risk-free rate, a 6.71% dividend yield, 24.04% volatility and a 10 year term.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2015, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2014	$28,319
Net unrealized gain (loss) on securities	15,132
Reclassification of net realized (gain) loss on securities into earnings	(23,626)
Accumulated other comprehensive income, March 31, 2015	$19,825

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2015, we recorded unrealized gains on our real estate securities primarily caused by a net tightening of credit spreads. We recorded OTTI charges of $1.1 million with respect to real estate securities and realized gains of $24.7 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
December 31, 2014	January 2015	$0.38
March 31, 2015	April 2015	$0.38

Cash Flow

Operating Activities

Net cash flow provided by operating activities decreased approximately $20.7 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Operating cash flows for the three months ended March 31, 2015 primarily consisted of net interest income received of $32.1 million, distributions of earnings from equity method investees of $12.2 million, distributions from equity method investees in excess of our basis of $10.4 million, and decreased restricted cash of $1.1 million, partially offset by incentive compensation and management fees paid to the Manager of $59.5 million, income taxes paid of $0.3 million, and other outflows of approximately $14.6 million that primarily consists of general and administrative costs.

Investing Activities

Cash flows provided by investing activities were $1.1 billion for the three months ended March 31, 2015. Investing activities during the three months ended March 31, 2015 consisted primarily of the acquisition of servicer advances and real estate securities, net of principal repayments from servicer advances, Agency RMBS and Non-Agency RMBS as well as proceeds from the sale of real estate securities and loans, and derivative cash flows.

Financing Activities

Cash flows used in financing activities were approximately $0.9 billion during the three months ended March 31, 2015. Financing activities during the three months ended March 31, 2015 consisted primarily of repayments under debt obligations net of borrowings, capital distributions to noncontrolling interests in the equity of a consolidated subsidiary, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

On April 1, 2013, we completed, through the Consumer Loan Companies, a co-investment in a portfolio of consumer loans. The Consumer Loan Companies initially financed approximately 73% of the original purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes. These notes were subordinate to the debt issued in April 2013. We have 30% membership interests in each of the Consumer Loan Companies and do not consolidate them. On October 3, 2014, the Consumer Loan Companies refinanced all of the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The excess proceeds were distributed to the respective co-investors. We received approximately $337.8 million, which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million.

We did not have any other off-balance sheet arrangements as of March 31, 2015. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2015 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2014, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2015:

•
Servicer Advance Debt – During the first quarter of 2015, the Buyer entered into agreements to increase financing pursuant to one servicer advance facility and one of the notes, which was settled in March 2015. The facility increased capacity from $500.0 million to $1.0 billion, and the note increased from $650.0 million to $800.0 million and has a fixed interest rate equal to 2.50% with an expected repayment date of March 2017.

•
Secured Corporate Loan – During the first quarter of 2015, New Residential entered into a $100.0 million secured corporate loan with Credit Suisse First Boston Mortgage Capital LLC, an affiliate of Credit Suisse Securities (USA) LLC. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.75%. The loan contains customary covenants and event of default provisions.

•
Repurchase agreements – as described in Note 11 to our condensed consolidated financial statements, we repaid certain repurchase agreements and borrowed additional amounts under other agreements, including borrowings to purchase real estate loans and securities.

See Notes 14 and 18 to our condensed consolidated financial statements included in this report for information regarding commitments and contracts entered into subsequent to March 31, 2015.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosure About Market Risk—Interest Rate Risk.”

CORE EARNINGS

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense incurred under the debt incurred to finance our investments, (iii) our operating expenses and (iv) our realized and unrealized gain or losses, including any impairment and deferred tax, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to gauge our current performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; and (iii) non-capitalized transaction-related expenses.

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

With regard to non-capitalized transaction-related expenses, management does not view these costs as part of our core operations. Non-capitalized transaction-related expenses are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments, as well as costs associated with the acquisition and integration of acquired businesses. These costs are recorded as “General and administrative expenses” in our Condensed Consolidated Statements of Income.

In the fourth quarter of 2014, we modified our definition of core earnings to include accretion on held-for-sale loans as if they continued to be held-for-investment. Although we intend to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, we continue to receive cash flows from such loans and believe that it is appropriate to record a yield thereon. This modification had no impact on core earnings in 2014 or any prior period.

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

The primary differences between core earnings and the measure we use to calculate incentive compensation relate to (i) realized gains and losses (including impairments) and (ii) non-capitalized transaction-related expenses. Both are excluded from core earnings and included in our incentive compensation measure (either immediately or through amortization). In addition, our incentive compensation measure does not include accretion on held-for-sale loans and the timing of recognition of income from consumer loans is different. Unlike core earnings, our incentive compensation measure is intended to reflect all realized results of operations.

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

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to common stockholders	$35,975	$48,772
Impairment	2,048	492
Other Income adjustments:
Other Income	(12,295)	(35,050)
Other Income attributable to non-controlling interests	(5,146)	—
Deferred taxes attributable to Other Income, net of non-controlling interests	(2,390)	—
Total Other Income Adjustments	(19,831)	(35,050)

Incentive compensation to affiliate	3,693	3,338
Non-capitalized transaction-related expenses	5,549	—
Interest income on residential mortgage loans, held-for-sale	13,435	—
Core earnings of equity method investees:
Excess mortgage servicing rights	5,838	9,225
Consumer loans	16,758	14,987
Core Earnings	$63,465	$41,764

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

As of March 31, 2015, an immediate 100 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $11.9 million in the next twelve months, and a 100 basis point decrease in short term interest rates would increase our cash flows by approximately $16.9 million in the next twelve months, based solely on our current net floating rate exposure assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of March 31, 2015 and assuming a LIBOR floor of 0.0%).

As of March 31, 2015, an immediate 100 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $145.9 million, and a 100 basis point decrease in short term interest rates would decrease our net book value by approximately $121.9 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

A further discussion on the sensitivity of our book value to changes in yields required by the marketplace on interest bearing investments is included below under “—Credit Spread Risk.”

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

Credit Spread Risk

Credit spreads measure the yield demanded on financial instruments by the market based on their credit relative to U.S. Treasuries, for fixed rate credit, or LIBOR, for floating rate credit. Excessive supply of such financial instruments combined with reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in the use of a higher (or “wider”) spread over the benchmark rate to value them.

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

As of March 31, 2015, a 25 basis point increase in credit spreads would decrease our net book value by approximately $27.7 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $33.8 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are or may be involved in various disputes and litigation matters that arise in the ordinary course of business. Following the Acquisition, material potential claims, lawsuits, and other proceedings, of which we are currently aware, are as follows. We have not accrued losses in connection with these legal contingencies because management does not believe there is probable and reasonably estimable loss.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. These three lawsuits, which are collectively referred to as the “New York Actions,” were consolidated by an order dated April 2, 2015. On April 28, 2015, lead plaintiff, lead counsel and liaison counsel were appointed in the New York Actions.

The New York Actions name as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Actions assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by HLSS relating to its relationship with Ocwen. These actions allege that HLSS misled investors by failing to disclose, among other things, the extent of HLSS’s dependence on Ocwen, information regarding governmental investigations of Ocwen’s business practices, and HLSS’s own purportedly inadequate internal controls. We intend to vigorously defend the New York Actions.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen Financial Corporation naming as defendants HLSS and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claims that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s mortgage servicing rights and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others.

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of HLSS entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.) (the “HLSS Derivative Action”). The lawsuit names as defendants HLSS directors John P. Van Vlack, Robert J. McGinnis, Kerry Kennedy, Richard J. Lochrie, and David B. Reiner (collectively, the “Director Defendants”), New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty and good faith and the duty to act in the best interests of HLSS under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to HLSS’s shareholders, (ii) included unfair deal protection devices, (iii) and was the result of an inadequate process due to conflicts of interest.

On September 15, 2014, HLSS received a subpoena from the SEC requesting that it provide certain information related to HLSS’s prior accounting conventions for and valuations of its Notes receivable - Rights to MSRs that resulted in the restatement of HLSS’s consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 during August 2014. On December 22, 2014, HLSS received a subpoena from the SEC requesting that it provide information related to certain governance documents and transactions and certain communications regarding the same. We and HLSS are cooperating with the SEC in these matters.

HLSS has been and continues to be subject to other inquiries by government and other entities, as disclosed in HLSS’s filings with the SEC. New Residential is, from time to time, subject to inquiries by government entities in the ordinary course of business. New Residential currently does not believe any of these inquiries would result in a material adverse effect on New Residential’s business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT, (v) Risks Related to Our Common Stock and (vi) Risks Related to the Acquisition. However, these categories do overlap and should not be considered exclusive.

Risks Related to Our Business

We have limited operating history as an independent company and may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders. Any financial information included in this report for periods prior to our spin-off in May 2013 may not be indicative of the results we would have achieved as a separate stand-alone company and are not a reliable indicator of our future performance or results.

We have limited experience operating as an independent company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. We were formed in September 2011 as a subsidiary of Newcastle and spun-off from Newcastle on May 15, 2013. We completed our first investment in Excess MSRs in December 2011, and our Manager has limited experience with transactions involving Government Sponsored Enterprises (“GSEs”), such as Fannie Mae or Freddie Mac. The timing, terms, price and form of consideration that we and servicers pay in future transactions may vary meaningfully from prior transactions.

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

Any financial information included in this report for periods prior to our spin-off in May 2013 has been derived from Newcastle’s historical financial statements for the periods prior to the spin-off. Therefore, any financial information in this report for the periods prior to the spin-off does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our separation from Newcastle. This is primarily a result of the following factors:

•	Any financial information in this report for the periods prior to the spin-off does not reflect all of the expenses we incur as a public company;

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

Our assumptions could differ materially from actual results. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. The ultimate realization of the value of our Excess MSRs and servicer advances may be materially different than the fair values of such assets as reflected in our condensed consolidated statement of financial position as of any particular date.

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

The value of our investments in Excess MSRs, servicer advances and Non-Agency RMBS is dependent on the satisfactory performance of servicing obligations by the mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the “Servicing Guidelines”). Our investment in Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or a majority of the bondholders of a residential mortgage backed securitization). Under the GSE Servicing Guidelines, the servicer may be terminated by the applicable GSE for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such GSE. In the event mortgage owners (or bondholders) terminate the servicer, the related Excess MSRs and basic fees would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency Pools, the related Excess MSRs will be extinguished and our investment in such Excess MSRs will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and will require, among other things, a new servicer willing to pay for the right to service the applicable mortgage loans while assuming responsibility for the origination and prior servicing of the mortgage loans. In addition, any payment received from a successor servicer will be applied first to pay the GSE for all of its claims and costs, including claims and costs against the servicer that do not relate to the mortgage loans for which we own the Excess MSRs. A termination could also result in an event of default under our financings for servicer advances. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar is the servicer of most of the loans underlying our investments in Excess MSRs and servicer advances, and it is the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar and Springleaf and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar or any other servicer of the loans underlying our investments is unable to adequately carry out its duties as a result of:

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

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions in the ordinary course of business, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services, in connection with Nationstar’s recent growth, certain operational issues, and certain alleged recent complaints from certain New York consumers. Other servicers have experienced heightened regulatory scrutiny, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues.

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

Currently, when a loan is sold into the secondary market for Fannie Mae or Freddie Mac loans, the servicer is generally required to retain a minimum servicing amount (“MSA”) of 25 basis points of the UPB for fixed rate mortgages. As has been widely publicized, in September 2011, the FHFA announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. Changes to the MSA structure could significantly impact our business in negative ways that we cannot predict or protect against. For example, the elimination of a MSA could radically change the mortgage servicing industry and could severely limit the supply of Excess MSRs available for sale. In addition, a removal of, or reduction in, the MSA could significantly reduce the recapture rate on the affected loan portfolio, which would negatively affect the investment return on our Excess MSRs. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

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

As of March 31, 2015, 26.3% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 8.6% was secured by properties located in Florida. As of March 31, 2015, 33.6% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 26.4% was located in the Southeastern U.S., 18.0% was located in the Northeastern U.S., 8.8% was located in the Midwestern U.S. and 13.1% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2015, 57.9% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 42.1% consisted of fixed rate securities, and 38.2% of our Agency RMBS portfolio consisted of floating rate securities and 61.8% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2015, we had outstanding repurchase agreements with an aggregate face amount of approximately $315.9 million to finance Non-Agency RMBS and approximately $1.6 billion to finance Agency RMBS. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of March 31, 2015, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

Certain of our advance facilities mature within three months, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advances from Nationstar in accordance with our agreement, Nationstar could default on its obligation to fund such advances, which could result in their termination as servicer under the applicable pooling and servicing agreements and a partial or total loss of our investment in servicer advances and Excess MSRs.

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

There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of any items that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements. The REIT provisions of the Internal Revenue Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. See “Risks Related to Our Taxation as a REIT -Complying with the REIT requirements may limit our ability to hedge effectively.”

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

None of our officers or other senior individuals who perform services for us is an employee of New Residential. Instead, these individuals are employees of our Manager. Accordingly, we are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. As of March 31, 2015, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.6 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. We have broad investment guidelines, and we may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $69.9 billion of assets under management as of March 31, 2015.

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

Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle fails to qualify as a REIT for its taxable years ending on or before December 31, 2014, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although, as described under the heading “Certain Relationships and Transactions with Related Persons, Affiliates and Affiliated Entities” in our Form 10-K for the year ended December 31, 2014 Newcastle has (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Moreover, our ability to make distributions may be adversely affected by the risk factors described herein. See also “Risks Related to our Common Stock - We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.”

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

As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRSs. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax. See also “-Risks Related to Our Business -Any hedging transactions that we enter into may limit our gains or result in losses.”

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

Our common stock began trading (on a when issued basis) on the NYSE on May 2, 2013. There can be no assurance that an active trading market for our common stock will be sustained in the future, and the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). For a more detailed description of the Plan, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in our Form 10-K for the year ended December 31, 2014. In connection with any offering of our common stock, we will issue to our Manager options to purchase shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Risks Related to the Acquisition

The integration of acquired assets and assumed liabilities may place a significant burden on management and internal resources.

Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results and could limit us from pursuing attractive business opportunities and making other changes to our business.

We have incurred and will incur substantial transaction fees and costs in connection with the Acquisition.

We have incurred, and expect to continue to incur, a significant amount of non-recurring expenses in connection with the Acquisition, including legal, accounting and other expenses. Additional unanticipated costs may be incurred in the course of our integration of HLSS’s assets, including relating to the liabilities we agreed to assume in connection with the Acquisition. We cannot be certain that the benefits of the Acquisition will offset the transaction and integration costs and any contingent costs in the near term, or at all.

Stockholder or other litigation against HLSS and/or us could result in the payment of damages and/or may materially and adversely affect our business, financial condition, results of operations and liquidity.

Transactions such as the Acquisition often give rise to lawsuits by stockholders or other third parties. As noted below under “-We are responsible for certain of HLSS’s contingent and other corporate liabilities,” an HLSS stockholder commenced an action naming HLSS, its directors, the Company and others, seeking to enjoin the consummation of the Initial Merger previously agreed to by us pursuant to the Initial Merger Agreement. This and/or other stockholders may pursue similar litigation relating to the Acquisition and there is a risk that such stockholders may, among other things, assert claims relating to the parties’ mutual agreement to terminate the Initial Merger Agreement, as well as the fact that HLSS does not own any significant assets. The defense or settlement of any lawsuit or claim regarding the Acquisition may materially and adversely affect our business, financial condition, results of operations and liquidity. Further, such litigation could be costly and could divert our time and attention from the operation of the business.

HLSS does not own any significant assets other than cash.

Following the Acquisition, HLSS does not own any significant assets. Stockholders and other third parties that otherwise would have filed lawsuits against HLSS are likely to file lawsuits against us. These lawsuits could result in substantial costs, and the defense or settlement of any lawsuits or claims may materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, we may face a claim that the transfer of assets in the Acquisition violated a fraudulent transfer law.

Failure to complete the New Merger may materially and adversely affect our financial condition, results of operations, cash flow and our expected benefits from the Acquisition.

We intend to complete the New Merger with HLSS, which will be subject to the approval of the holders of a majority of HLSS’s ordinary shares outstanding at the time, and HLSS filed a preliminary proxy statement on May 1, 2015 in connection with the New Merger. Any delay of or failure to complete such merger may materially and adversely affect our business, financial condition, results of operations or cash flows, as we have agreed with HLSS to be responsible for certain post-closing expenses and liabilities. If the New Merger is not completed, HLSS may remain in existence for a significant period of time and our reimbursement obligations may be significant, which may adversely affect the expected benefits from the Acquisition.

We may be unable to successfully integrate the acquired assets and assumed liabilities.

We entered into the Acquisition Agreement with the expectation that the Acquisition will result in various benefits. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including, without limitation, whether we are able to integrate HLSS’s assets and manage the assumed liabilities efficiently. HLSS depends on Ocwen for significant accounting and operational support, which could exacerbate the difficulties associated with acquiring these assets and impair our ability to produce accurate financial information on a timely basis, as required by the SEC. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisition. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we or HLSS conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or HLSS conduct business. We could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the Acquisition. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows.

We are responsible for certain of HLSS’s contingent and other corporate liabilities.

Under the Acquisition Agreement, we have assumed and are responsible for HLSS’s contingent and other corporate liabilities, including the following: (i) liabilities for litigation relating to, arising out of or resulting from certain lawsuits in which HLSS is named as the defendant, (ii) HLSS’s tax liabilities, (iii) HLSS’s corporate liabilities, (iv) generally any actions with respect to the Acquisition brought by any third party and (v) payments under contracts. We currently cannot estimate the amount we may ultimately be responsible for as a result of assuming substantially all of HLSS’s contingent and other corporate liabilities. The amount for which we are ultimately responsible may be material and have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, certain claims and lawsuits may require significant costs to defend and resolve and may divert management’s attention away from other aspects of operating and managing our business, each of which could materially and adversely affect our business, financial condition, results of operations and liquidity.

In August 2014, HLSS restated its consolidated financial statements for the quarter ended March 31, 2014, and for the years ended December 31, 2013 and 2012, including the quarterly periods within those years, to correct the valuation and the related effect on amortization of its notes receivable-Rights to MSRs that resulted from a material weakness in its internal control over financial reporting.

On September 15, 2014, HLSS received a subpoena from the SEC requesting that it provide certain information related to its prior accounting conventions for and valuation of its notes receivable-Rights to MSRs that resulted in the restatement.

On December 22, 2014, HLSS received a supplemental subpoena from the SEC requesting that it provide information related to certain governance documents and transactions and select communications in respect of the same.

On March 23, 2015, HLSS received a subpoena from the SEC requesting that it provide information concerning communications between HLSS and certain investment advisors and hedge funds. The SEC also requested documents relating to HLSS’s structure, certain governance documents and any investigations or complaints connected to trading in the HLSS’s securities.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen naming as defendants HLSS and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claim that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s mortgage servicing rights and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others.

On January 29, 2015, plaintiff Adam Oliveira filed a putative shareholder class action entitled Oliveira v. Home Loan Servicing Solutions, Ltd., No. 1:15-cv-00652 (S.D.N.Y. filed Jan. 29, 2015) (the “Oliveira Action”). The lawsuit asserts federal securities fraud claims against HLSS, William Erbey, John P. Van Vlack and James E. Lauter. On February 9, 2015, plaintiff Norvell Berglan filed a virtually identical putative shareholder class action against the same defendants entitled Berglan v. Home Loan Servicing Solutions, Ltd., No. 1:15-cv-00947 (S.D.N.Y. filed Feb. 9, 2015). On February 13, 2015, plaintiff West Palm Beach Police Pension Fund filed another similar putative shareholder class action against the same defendants entitled West Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., No. 15-cv-01063 (S.D.N.Y. filed Feb. 13, 2015). These actions were consolidated by a court order dated April 2, 2015, with the Oliveira Action designated as the lead case. These actions allege that HLSS misled investors by failing to disclose, among other things, the extent of HLSS’s dependence on Ocwen, information regarding governmental investigations of Ocwen’s business practices, and HLSS’s own purportedly inadequate internal controls.

On March 11, 2015, plaintiff David Rattner filed a derivative action in Florida state court purportedly on behalf of HLSS entitled Rattner v. Van Vlack, No. 2015CA002833 (Fla. Cir. Ct. filed Mar. 11, 2005). The lawsuit names HLSS, its directors and others and accuses HLSS directors of breach of fiduciary duties in connection with the transaction contemplated by the Initial Merger Agreement and seeks to enjoin such merger or, in the alternative, damages. The lawsuit also names the Company and Hexagon Merger Sub, Ltd., a wholly owned subsidiary of the Company, as defendants, and claims that they aided and abetted the HLSS directors’ breach of their fiduciary duties.

We cannot guarantee that we will not receive further regulatory inquiries or be subject to litigation regarding the subject matter of the subpoenas or matters relating thereto, or that existing inquires, or, should they occur, any future regulatory inquiries or litigation, will not consume internal resources, result in additional legal and consulting costs or negatively impact our stock price.

We could be materially and adversely affected by events, conditions or actions that might occur at HLSS or Ocwen.

The HLSS acquired assets and assumed liabilities could be adversely affected as a result of events or conditions occurring or existing before the closing of the Acquisition.

Adverse changes in the assets or liabilities we have acquired or assumed, respectively, as part of the Acquisition, could occur or arise as a result of actions by HLSS or Ocwen, legal or regulatory developments, including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of HLSS or Ocwen.

We are subject to a variety of risks as a result of our dependence on mortgage servicers such as Nationstar and Ocwen, including, without limitation, the potential loss of all of the value of our Excess MSRs in the event that the servicer of the underlying loans is terminated by the mortgage loan owner or RMBS bondholders. A significant decline in the value of the HLSS assets or a significant increase in HLSS liabilities we have acquired could adversely affect our future business, financial condition, cash flows and results of operations. HLSS is subject to a number of other risks and uncertainties, as outlined in its periodic reports filed with the SEC, including regulatory investigations and legal proceedings against HLSS, and others with whom HLSS conducted and conducts business. Moreover, any insurance proceeds received with respect to such matters may be inadequate to cover the associated losses.

Ocwen disclosed in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 that it received a subpoena from the SEC “requesting production of various documents relating to its business dealings from Altisource Portfolio Solutions, S.A., HLSS, Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in these companies.” Ocwen subsequently disclosed on its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 that it received an additional subpoena from the SEC related to an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Adverse developments at Ocwen, including liquidity issues, ratings downgrades, defaults under debt agreements, servicer rating downgrades, failure to comply with the terms of PSAs, termination under PSAs, Ocwen bankruptcy proceedings and additional regulatory issues and settlements, could have a material adverse effect on us.

A bankruptcy of Ocwen could materially and adversely affect us.

If Ocwen becomes subject to a bankruptcy proceeding, we could be materially and adversely affected, and you could suffer losses.

A sale of Residential Mortgage Assets or other assets could be re-characterized as a pledge of such assets in a bankruptcy proceeding. We believe that Ocwen’s transfer to us of mortgage servicing rights, associated servicer advances and other related assets (“Residential Mortgage Assets”) and any other asset transferred pursuant to an agreement with Ocwen pursuant to which we may agree to purchase Residential Mortgage Assets (the “Purchase Agreement”) constitutes a sale of such assets, in which case such assets would not be part of Ocwen’s bankruptcy estate. Ocwen (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in Ocwen’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding that Residential Mortgage Assets or any other assets transferred to us pursuant to the Purchase Agreement were not sold to us but were instead pledged to us as security for Ocwen’s obligation to repay amounts paid by us to Ocwen pursuant to the Purchase Agreement. If such assertion were successful, all or part of the Residential Mortgage Assets or any other asset transferred to us pursuant to the Purchase Agreement would constitute property of the bankruptcy estate of Ocwen, and our rights against Ocwen would be those of a secured creditor with a lien on such assets. Under such circumstances, cash proceeds generated from our collateral would constitute “cash collateral” under the provisions of the U.S. bankruptcy laws. Under U.S. bankruptcy laws, Ocwen could not use our cash collateral without either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under the U.S. bankruptcy laws. In addition, under such circumstances, an issue could arise as to whether certain of these assets generated after the commencement of the bankruptcy proceeding would constitute after-acquired property excluded from our lien pursuant to the U.S. bankruptcy laws.

If such a recharacterization occurs, the validity or priority of our security interest in the Residential Mortgage Assets or other assets could be challenged in a bankruptcy proceeding of Ocwen. If the purchases pursuant to the Purchase Agreement are recharacterized as secured financings as set forth above, HLSS and HLSS Holdings nevertheless created and perfected security interests with respect to the Residential Mortgage Assets and other assets that HLSS have purchased from Ocwen and we acquired in the Acquisition by including a pledge of collateral in the Purchase Agreement and filing financing statements in appropriate jurisdictions. We will undertake to properly create and perfect security interests in any additional Residential Mortgage Assets and other assets that we may purchase from Ocwen in the future. Nonetheless, our security interests may be challenged and ruled unenforceable, ineffective or subordinated by a bankruptcy court. If this were to occur, then Ocwen’s obligations to us with respect to purchased Residential Mortgage Assets and other assets would be deemed unsecured obligations, payable from unencumbered assets to be shared among all of Ocwen’s unsecured creditors. In addition, even if the security interests are found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral is less than Ocwen’s underlying obligations to us, the difference between such value and the total amount of such obligations will be deemed an unsecured “deficiency” claim and the same result will occur with respect to such unsecured claim.

In addition, even if the security interest is found to be valid and enforceable, Ocwen would have the right to use the proceeds of our collateral subject to either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under U.S. bankruptcy laws. Ocwen also would have the ability to confirm a chapter 11 plan over our objections if the plan complied with the “cramdown” requirements under U.S. bankruptcy laws.

Payments made by Ocwen to us could be voided by a court under federal or state preference laws. If Ocwen were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, and our security interest is declared unenforceable, ineffective or subordinated, payments previously made by Ocwen to us pursuant to the Purchase Agreement may be recoverable on behalf of the bankruptcy estate as preferential transfers. A payment could constitute a preferential transfer if a court were to find that the payment was a transfer of an interest of property of Ocwen that:

•	Was made to or for the benefit of a creditor;

•	Was for or on account of an antecedent debt owed by Ocwen before that transfer was made;

•	Was made while Ocwen was insolvent (a company is presumed to have been insolvent on and during the 90 days preceding the date the company’s bankruptcy petition was filed);

•	Was made on or within 90 days (or if we are determined to be a statutory insider, on or within one year) before Ocwen’s bankruptcy filing;

•	Permitted us to receive more than we would have received in a chapter 7 liquidation case of Ocwen under U.S. bankruptcy laws; and

•	Was a payment as to which none of the statutory defenses to a preference action apply.

If the court were to determine that any payments were avoidable as preferential transfers, we would be required to return such payments to Ocwen’s bankruptcy estate and would have an unsecured claim against Ocwen with respect to such returned amounts.

Payments made to us by Ocwen, or obligations incurred by it, could be voided by a court under federal or state fraudulent conveyance laws. Ocwen (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in Ocwen’s bankruptcy proceeding, or another party in interest could also claim that Ocwen’s transfer to us of Residential Mortgage Assets or other assets or Ocwen’s agreement to incur obligations to us under the Purchase Agreement was a fraudulent conveyance. Under U.S. bankruptcy laws and similar state insolvency laws, transfers made or obligations incurred could be voided if Ocwen, at the time it made such transfers or incurred such obligations: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with Ocwen were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee on Ocwen’s behalf would be entitled to recover such transfer or to avoid the obligation previously incurred.

The Purchase Agreement could be rejected in an Ocwen bankruptcy proceeding. Ocwen (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee appointed in Ocwen’s bankruptcy proceeding could seek to reject the Purchase Agreement and thereby terminate Ocwen’s obligation to service the Residential Mortgage Assets and any other asset transferred pursuant to the Purchase Agreement, and terminate our right to acquire additional assets under the Purchase Agreement and our right to require Ocwen to use commercially reasonable efforts to transfer servicing. If the bankruptcy court approved the rejection, we would have a claim against Ocwen for any damages from the rejection.

A bankruptcy court could stay a transfer of servicing to another servicer. Our ability to require Ocwen to use commercially reasonable efforts to transfer servicing rights to a new servicer would be subject to the automatic stay in Ocwen’s bankruptcy proceeding. To enforce this right, we would have to seek relief from the bankruptcy court to lift such stay, and there is no assurance that the bankruptcy court would grant this relief.

The Subservicing Agreement could be rejected in a bankruptcy proceeding. If Ocwen were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could reject its servicing agreement with us and terminate Ocwen’s obligation to service the Residential Mortgage Assets that we have acquired and that Ocwen has agreed to service for us. As we will not have and in the future do not expect to have the employees, servicing platforms or technical resources necessary to service mortgage loans, if any servicing agreement is rejected, we will need to either engage an alternate servicer (which may not be readily available on acceptable terms or at all) or negotiate a new servicing arrangement with Ocwen, which would presumably be on less favorable terms to us. Any engagement of an alternate servicer by us would require the approval of the related RMBS trustee and could require the approval of the bankruptcy court. Any claim we have for damages arising from the rejection of a servicing agreement would be treated as a general unsecured claim for purposes of distributions from Ocwen’s bankruptcy estate.

Ocwen could discontinue servicing. If Ocwen were to file or to become the subject of a bankruptcy proceeding under the United States Bankruptcy Code, Ocwen could be terminated as servicer (with bankruptcy court approval) or could discontinue servicing, in which case there is no assurance that we would be able to continue receiving payments and transfers in respect of the Residential Mortgage Assets and other assets purchased under the Purchase Agreement. Even if we were able to obtain the servicing rights, because we will not have and in the future do not expect to have the employees, servicing platforms, or technical resources necessary to service mortgage loans, we would need to either engage an alternate servicer (which may not be readily available on acceptable terms or at all) or negotiate a new servicing agreement with Ocwen, which presumably would be on less favorable terms to us. Any engagement of an alternate servicer by us would require the approval of the related RMBS trustees.

The automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due. Even if we are successful in arguing that we own Residential Mortgage Assets and other assets purchased under the Purchase Agreement, we may need to seek relief in the bankruptcy court to obtain turnover and payment of amounts relating to such assets, and there may be difficulty in recovering payments in respect of such assets that may have been commingled with other funds of Ocwen.

One servicer advance financing facility (the “HSART facility”) has cross default provisions to Ocwen’s senior secured term facility, and an event of default may occur under Ocwen’s senior secured debt facility. A default under the HSART facility could then cross-default the master repurchase agreement under which a subsidiary of HLSS acquired by us in connection with the Acquisition finances certain of its Government National Mortgage Association (“GNMA”) early buy-out (“EBO”) loans (the “EBO facility”).

A bankruptcy of Ocwen defaults our advance financing facilities and negatively impacts our ability to continue to purchase servicer advances. If Ocwen were to file or to become the subject of a bankruptcy proceeding, it will result in an event of default under certain of our advance financing facilities that would terminate the revolving period of such facilities. In this scenario, our advance financing facilities would not have the ability to continue funding the purchase of servicer advances under the Purchase Agreement. Notwithstanding this inability to fund, Ocwen may try to force us to continue making such purchases. If it is determined that we are in breach of our obligation to purchase servicer advances, any claims that we may have against Ocwen may be subject to offset against claims Ocwen may have against us by reason of this breach.

We do not have legal ownership of our acquired mortgage servicing rights.

We do not have legal ownership of the mortgage servicing rights with respect to which we are entitled to the basic fee component, and are subject to increased risks as a result of the servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding.

Any of the foregoing events might have a material adverse effect on our business, financial condition, results and liquidity.

HLSS failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2014.

On March 3, 2015, HLSS filed a Form 12b-25 with the SEC, stating that HLSS required additional time to complete its Annual Report in order to complete an assessment of recent events related to HLSS’s business and determine the impact on HLSS’s financial statements and related disclosures. In this filing, HLSS also stated that it expected to file the Annual Report within the fifteen (15) day extension period under Rule 12b-25(b)(ii) of the Securities Exchange Act of 1934, as amended, or by March 18, 2015. HLSS filed its Annual Report on Form 10-K for the year ended December 31, 2014 on April 6, 2015.

On March 18, 2015, HLSS filed a Current Report on Form 8-K with the SEC that disclosed that HLSS would need additional time to complete its Annual Report “to prepare information relating to its ability to operate as a going concern.” Also on March 18, 2015, The Nasdaq Stock Market LLC notified HLSS that it was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing because of the failure to timely file its Annual Report, and HLSS was given until May 18, 2015 to submit a plan to regain compliance.

On March 20, 2015, HLSS entered into an amendment to its term loan in order to extend to April 10, 2015 the deadline thereunder for HLSS to furnish its annual financial statements, and to amend certain terms of the cross-default to HLSS’s advance financing facilities. In addition, consent was granted thereunder to permit certain amendments to the Ocwen Subservicing Agreement.

We cannot guarantee that we will not receive further inquiries or be subject to litigation regarding HLSS’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2014, or that any future inquiries or litigation will not consume internal resources, result in significant legal and consulting costs or negatively impact our stock price.

Failure to favorably resolve alleged events of default by BlueMountain may have a material adverse effect on our business, financial condition, liquidity and results of operations.

On January 23, 2015, counsel for BlueMountain Capital Management, LLC (“BlueMountain”), the purported investment manager to certain owners of the HSART facility term notes, sent a letter to HLSS Holdings, HLSS Servicing Advance Receivables Trust, as issuer and Deutsche Bank, as among other things indenture trustee, alleging certain events of default had occurred and were continuing under the Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, Ocwen Loan Servicing, LLC, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch, which governs HLSS’s notes issued by the HLSS Servicer Advance Receivables Trust (the “HSART Trust”). On February 17, 2015 HLSS Holdings and HSART Trust entered an agreement (the “February 2015 HSART Agreement”) with Deutsche Bank National Trust Company (the “Indenture Trustee”) that it would not commence a judicial proceeding to seek judicial guidance regarding the allegations made in the BlueMountain letter before April 16, 2015. Further, HLSS Holdings has agreed to allow the Indenture Trustee to withhold from distribution certain excess funds that would otherwise be distributable to HSART Trust in an amount up to the Interest Accrual Differential (as defined in the February 2015 HSART Agreement) (or similar amount). The effect of this agreement is to increase the amount deposited and held in debt service accounts by approximately $11.8 million per month. The parties subsequently amended the February 2015 HSART Agreement and extended such standstill to May 15, 2015.

On February 20, 2015, counsel to BlueMountain sent another letter alleging that additional events of default under the indenture governing notes issued by the HSART Trust had occurred and were continuing since its previous letter on January 23, 2015. Our inability to resolve these issues favorably could result in a prolonged withholding of the excess funds by the Indenture Trustee, the forfeiture of such funds, our inability to purchase required servicer advances from Ocwen Loan Servicing, LLC with funds from the HSART facility or otherwise, and an increase in any replacement debt incurred to purchase such servicer advances, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Cooperation from Ocwen is critical to our business.

Ocwen is a party to substantially all financing agreements with subsidiaries of HLSS acquired by us in the Acquisition (including the servicer advance facilities). Our ability to obtain financing for the assets of those acquired subsidiaries is dependent on Ocwen’s agreement to be a party to its financing agreements. If Ocwen does not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all.

Breaches and other events with respect to Ocwen (including, without limitation, failure of Ocwen to satisfy certain financial tests, cross-default to other Ocwen indebtedness, Ocwen insolvency, Ocwen change of control and/or Ocwen judgment default) could cause certain or all of the financing, in respect of assets acquired from HLSS to become due and payable prior to maturity. Our ability to obtain financing on such assets is dependent on Ocwen’s ability to satisfy various tests under such financing arrangements. We will be dependent on Ocwen as the servicer of the mortgage loans with respect to which we are entitled to the basic fee component, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against Ocwen;

•	By a default by Ocwen under its debt agreements;

•	By further downgrades in Ocwen’s servicer rating;

•	If Ocwen fails to ensure its servicer advances comply with the terms of its PSAs;

•	If Ocwen were terminated as servicer under certain PSAs;

•	If Ocwen becomes subject to a bankruptcy proceeding; or

•
If Ocwen fails to meet its obligations or is deemed to be in default under the indenture governing notes issued under the HSART facility, including the allegations of certain Events of Default related to the Ocwen servicer downgrade and other regulatory matters by BlueMountain.

If Ocwen fails to adequately perform its loss mitigation obligations, we could be required to make additional servicer advances, and the time period for collecting servicer advances may extend, adversely affecting our liquidity and earnings.

Ocwen is required to service the mortgage loans in accordance with specified standards and employ loss mitigation techniques to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur. These loss mitigation techniques may include the modification of mortgage loan rates, principal balances and maturities. If Ocwen fails to adequately perform its loss mitigation obligations under these agreements, we could be required to purchase or fund servicer advances in excess of those that we might otherwise have had to purchase or fund, and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased financing costs to us and adversely affect our liquidity and income.

Failure by Ocwen to ensure that servicer advances comply with the terms of the servicing agreements may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Servicer advances that are improperly made by Ocwen may not be eligible for financing under HLSS’s advance financing facilities and may not be reimbursable by the related securitization trusts or other owners of the mortgage loan, which would materially and adversely affect our business, financial condition, liquidity and results of operations. Ocwen may be unwilling or unable to make indemnification payments for any such losses we incur.

We may be unable to obtain sufficient or cost effective servicer advance financing necessary to meet the financing requirements of our business, which could adversely affect our liquidity position and result in a loss of servicing rights and have a material adverse effect on our business, financial condition, liquidity and results of operations.

If delinquencies increase with respect to the mortgage loans underlying MSRs with respect to which we are entitled to the basic fee component, we will require more funding than we currently expect, which may not be available to us on favorable terms or at all. We currently meet our servicer advance financing requirements through our servicer advance facilities. Under normal market conditions, mortgage servicers typically have been able to renew or refinance liquidity facilities for mortgage servicing rights. However, during the economic crisis that began in 2007, there were periods of time when some mortgage servicers were unable to renew these facilities. Borrowing conditions have improved since that time; however, market conditions or other factors, including legal or regulatory matters applicable to us or our servicers, at the time of any renewal or refinancing may prevent us from being able to renew or refinance our advance financing facilities or obtain additional facilities on favorable terms or at all. Ocwen may not have any obligation to us to fund any servicer advances that we are required to purchase or fund. Our inability to obtain adequate financing to fund servicer advances could result in the loss or impairment of our MSRs with respect to which we are entitled to the basic fee component pursuant to the Purchase Agreement and applicable sale supplement. If, for this reason, our MSRs with respect to which we are entitled to the basic fee component are lost or impaired, we will bear the full economic impact of this loss, which may have a material adverse effect on our business, financial condition, liquidity and operating results, and may not, in certain circumstances, have the right to seek indemnification from Ocwen.

Our ability to borrow may be adversely affected by the suspension or delay of the rating of the notes issued under the HSART and HSART II facilities or other future advance facilities by the credit agency providing the ratings.

All or substantially all of the notes issued under the HSART facility or the HSART II facility are rated by one rating agency. This agency may suspend rating notes backed by servicer advances at any time and has recently placed certain of the notes issued under those facilities on negative credit watch. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

A downgrade of certain of the notes issued under the HSART and HSART II facilities would cause such notes to become due and payable prior to their expected repayment date/maturity date, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A downgrade in our servicers’ or subservicers’ ratings could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Moody’s, Standard & Poor’s (“S&P”) and Fitch rate many mortgage servicers, including Ocwen. These ratings are subject to change in the future without notice. Servicer ratings are important to our ability to finance servicer advances.

On November 14, 2012, S&P placed its “above average” servicer rating on Ocwen on CreditWatch “negative” as opposed to “stable”. S&P stated that it took this action due to Ocwen’s purchases of Homeward Residential Inc. (“Homeward “) (which has since been completed) and of the mortgage servicing platform of GMAC Mortgage LLC and Residential Capital LLC (which has since been completed). S&P also stated that it would continue to monitor the impact that these acquisitions have on Ocwen’s servicing operations.

On August 28, 2014, Moody’s downgraded Ocwen’s servicer quality (“SQ”) assessments from SQ2- to SQ3+ as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. Also, Moody’s downgraded Ocwen’s component assessment for loan administration from “above average” to “average”. Moody’s stated that these downgrades were due to heightened regulatory scrutiny by the SEC and the New York Department of Financial Services (“NY DFS”), regulatory concerns regarding force-placed insurance fees, and concerns about Ocwen’s challenges integrating acquired servicing platforms and managing the distressed loan portfolios.

On January 29, 2015, Moody’s downgraded Ocwen’s SQ assessment from SQ3+ to SQ3- as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans.

During February of 2015, Fitch downgraded Ocwen’s residential primary servicer rating for subprime products from “RPS3” to “RPS4” and Morningstar downgraded its rating to “MOR RS3”.

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate residential mortgage servicing agreements (“PSAs”) underlying HLSS’s Notes receivable-Rights to MSRs due to servicer rating downgrades.

Certain of our financing facilities require that our servicers or subservicers maintain specified servicer ratings, and failure by our servicers or subservicers to maintain the minimum rating could result in adverse adjustments to our advance rates, liquidity and profitability. In addition, some PSAs may also require that the servicer or subservicer maintain specified servicer ratings. Failure to maintain such specified rating may result in the termination of the servicer under such PSAs. Any such downgrade could have a material adverse effect on our business, financing activities, financial condition, results of operations and liquidity.

Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines, which could increase advances and materially and adversely affect our business, financial condition, results of operations and liquidity.

When a mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These servicer advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that need to be funded from the servicer’s own capital. Such increases in foreclosure timelines could increase the need for capital to fund servicer advances, which would increase our interest expense, delay the collection of interest income or servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends.

According to Ocwen’s public disclosure, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the SEC informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by Mr. Erbey, its former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource, Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Ocwen has been and is subject to certain federal and state regulatory matters.

Ocwen has publicly announced that, on December 19, 2013, Ocwen reached an agreement, which was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014, involving the Consumer Financial Protection Bureau, various state attorneys general and other agencies that regulate the mortgage servicing industry. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

•	A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years;

•
A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. In May 2014, Ocwen satisfied this obligation with regard to the consumer relief fund, $60.4 million of which is the responsibility of former owners of certain servicing portfolios acquired by Ocwen, pursuant to indemnification and loss sharing provision in the applicable agreements; and

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years.

On December 22, 2014, Ocwen announced that it had reached a settlement agreement with the NY DFS related to investigations into Ocwen’s mortgage servicing practices in New York. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

•	Payment of $100 million to the NY DFS to be used by the State of New York for housing, foreclosure relief and community redevelopment programs;

•	Payment of $50 million as restitution to certain New York borrowers;

•
Installation of a NY DFS Operations Monitor to monitor and assess the adequacy and effectiveness of Ocwen’s operations for a period of two years, which may be extended another twelve months at the option of the NY DFS;

•	Requirements that Ocwen will not share any common officers or employees with any related party and will not share risk, internal audit or vendor oversight functions with any related party;

•	Requirements that certain Ocwen employees, officers and directors be recused from negotiating or voting to approve certain transactions with a related party;

•	Resignation of Ocwen’s Chairman of the Board from the Board of Directors of Ocwen and at related companies, including HLSS; and

•	Restrictions on Ocwen’s ability to acquire new mortgage servicing rights.

On January 23, 2015, Ocwen announced that it had reached a settlement with the California Department of Business Oversight (the “CA DBO”) in relation to an administrative action dated October 3, 2014 in California. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

•	Payment of $2.5 million;

•	Engagement of an independent auditor to assess Ocwen’s compliance with laws and regulations impacting California borrowers for a period of at least two years; and

•
Prevention of Ocwen from acquiring additional mortgage servicing rights for loans secured in the State of California until the CA DBO is satisfied that Ocwen can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam.

Regulatory action against Ocwen could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity.

We are dependent on others to act as servicer with respect to our Residential Mortgage Assets.

We are dependent on the servicers (including Ocwen) we engage to service our Residential Mortgage Assets. A failure of a servicer to perform its servicing obligations under a related PSA could result in the termination of the servicer. If this occurs, we will only have recourse against the servicer, and if the servicer is unable to make any applicable indemnification payments owed to us, we could lose a portion or all of the value of the related Residential Mortgage Asset.

Ocwen has triggered termination events or events of default under some PSAs underlying the MSRs with respect to which we are entitled to the basic fee component, and the parties to the related securitization transactions could enforce their rights against Ocwen as a result.

If a servicer termination event or event of default occurs under a PSA, the servicer may be terminated without any right to compensation for its loss from the trustee for the securitization trust, other than the right to be reimbursed for any outstanding servicer advances as the related loans are brought current, modified, liquidated or charged off. So long as we are in compliance with our obligations under our servicing agreements and purchase agreements, if Ocwen is terminated as servicer, we will have the right to receive an indemnification payment from Ocwen as servicer, even if such termination related to servicer termination events or events of default existing at the time of any transaction with Ocwen, including with respect to those servicer termination events or events of default that have been triggered in PSAs underlying the mortgage servicing rights as of December 31, 2014. If Ocwen is terminated as servicer under a PSA, we will lose any MSRs with respect to which we are entitled to the basic fee component under such PSA. If Ocwen is terminated as servicer with respect to a PSA and we are unable to enforce our contractual rights against Ocwen or Ocwen is unable to make any resulting indemnification payments to us, if any, it may have a material adverse effect on our financial condition, results of operations, ability to make distributions, liquidity and financing arrangements, including our advance financing facilities, and may make it more difficult for us to acquire additional mortgage servicing rights in the future.

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs related to MSRs with respect to which we are entitled to the basic fee component. Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

On January 23, 2015, Gibbs & Bruns LLP, on behalf of its clients, issued a press release regarding the notices of nonperformance provided to various trustees in relation to Ocwen’s servicing practices under 119 residential mortgage-backed securities trusts. Of these transactions, 90 relate to agreements for MSRs with respect to which we are entitled to the basic fee component. It is possible that Ocwen could be terminated for other servicing agreements related to MSRs with respect to which we are entitled to the basic fee component.

On January 29, 2015, Moody’s downgraded Ocwen’s SQ assessment from SQ3+ to SQ3- as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch Ratings downgraded Ocwen’s residential primary servicer rating for subprime products from “RPS3” to “RPS4,” and Morningstar downgraded its rating to “MOR RS3.”

The performance of loans that we acquired in the Acquisition may be adversely affected by the performance of parties who service or subservice these mortgage loans.

HLSS and its subsidiaries acquired by us in the Acquisition contracted with third parties for the servicing of the mortgage loans in its EBO portfolio. The performance of this portfolio and our ability to finance this portfolio are subject to risks associated with inadequate or untimely servicing. If our servicers or subservicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. In addition, we may be required to indemnify an investor or our lenders against losses from any failure of our servicer or subservicer to perform the servicing obligations properly. Poor performance by a servicer or subservicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans. A substantial increase in our delinquency or foreclosure rate or the inability to process claims in accordance with GNMA or FHA guidelines could adversely affect our ability to access the capital and secondary markets for our financing needs.

Servicing issues in the portfolio of loans that was acquired in the Acquisition could adversely impact our claims against FHA insurance and result in our reliance on servicer indemnifications which could increase losses.

We will rely on HLSS’s servicers (including Ocwen) to service our GNMA EBO loans in a manner that supports our ability to make claims to the FHA for shortfalls on these loans. If servicing issues result in the curtailment of FHA insurance claims, we will only have recourse against the servicer for any shortfall. If the servicer is unable to make indemnification payments owed to us under this circumstance, we could incur losses.

Our borrowings collateralized by loans require that we make certain representations and warranties that, if determined to be inaccurate, could require us to repurchase loans or cover losses.

Our financing facilities require us to make certain representations and warranties regarding the loans that collateralize the borrowings. Although we perform due diligence on the loans that we acquire, certain representations and warranties that we make in respect of such loans may ultimately be determined to be inaccurate. In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof.

Representations and warranties made by us in our loan sale agreements may subject us to liability.

In March 2015, HLSS sold reperforming loans to an unrelated third party and transferred mortgages into a trust in exchange for cash. We may be liable to purchasers under the related sale agreement for any breaches of representations and warranties made by HLSS at the time the applicable loans are sold. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. If the purchaser is successful in asserting their claim for recourse, it could adversely affect the availability of financing under loan financing facilities or otherwise adversely impact our results of operations and liquidity.

Failure by Ocwen or our other servicers to comply with applicable laws and regulations may adversely affect our business.

The failure of Ocwen or our other servicers to comply with the laws and regulations in connection with servicing mortgage loans underlying our Residential Mortgage Assets could lead to civil and criminal liability, loss of licensing, damage to our reputation, fines and penalties, litigation, including class action lawsuits or administrative enforcement actions, and a loss or impairment of financing under our financing arrangements, including under our advance financing facilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On May 7, 2015, we entered into the Third Amended and Restated Management and Advisory Agreement (the “Agreement”) with FIG LLC, our Manager.  The Agreement amends and restates the Second Amended and Restated Management and Advisory Agreement, dated as of August 5, 2014, in order to amortize certain non-routine expenses that are not capitalized under GAAP in the computation of incentive compensation.

The foregoing summary is not complete and is qualified in its entirety by reference to the Agreement, which is filed as an exhibit hereto.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2
Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

2.3
Master Servicing Rights Purchase Agreement between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.4
Sale Supplement (Shuttle 1) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.5
Sale Supplement (Shuttle 2) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.6
Sale Supplement (First Tennessee) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.7
Agreement and Plan of Merger, dated as of February 22, 2015, by and among New Residential Investment Corp., Hexagon Merger Sub, Ltd. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on February 24, 2015)

2.8
Termination Agreement, dated as of April 6, 2015, by and among New Residential Investment Corp., Home Loan Servicing Solutions, Ltd. and Hexagon Merger Sub Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

2.9
Share and Asset Purchase Agreement, dated as of April 6, 2015, by and among New Residential Investment Corp., HLSS Advances Acquisition Corp., HLSS MSR-EBO Acquisition LLC and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3
Amendment to Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on October 17, 2014)

4.1
Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.2
Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Barclays Bank PLC, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.3
Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

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

10.2
Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3
Second Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 6, 2014 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 7, 2014)

10.4	Third Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated May 7, 2015

10.5
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.6	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.7
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed November 7, 2014)

10.8	Investment Guidelines (incorporated by reference to Amendment No. 4 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.9
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

10.15
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

10.23
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

10.39
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

10.40
Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated April 1, 2013 (incorporated by reference to the confidential submission by the Registrant of the draft Registration Statement on Form S-11 on August 19, 2013)

10.41
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
10.42
Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor BC, LLC, as depositor, and NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.43
Registration Rights Agreement, dated as of April 6, 2015, by and between New Residential Investment Corp and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.44
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

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

The following amended and restated limited liability company agreements of the Consumer Loan Companies are substantially identical in all material respects, except as to the parties thereto and the initial capital contributions required under each agreement, to the Amendment and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC that is filed as Exhibit 10.39 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

•	Amended and Restated Limited Liability Company Agreement of SpringCastle America, LLC, dated as of April 1, 2013.

•	Amended and Restated Limited Liability Company Agreement of SpringCastle Credit, LLC, dated as of April 1, 2013.

•	Amended and Restated Limited Liability Company Agreement of SpringCastle Finance, LLC, dated as of April 1, 2013.

In addition, the following Amended and Restated Receivables Sale Agreement and Amended and Restated Receivables Pooling Agreement are substantially identical in all material respects, except as to the parties thereto, to the Amended and Restated Receivables Sale Agreement and Amended and Restated Receivables Pooling Agreement that are filed as Exhibits 10.40 and 10.41, respectively, hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

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

May 11, 2015

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Interim Chief Financial Officer and Principal Accounting Officer

May 11, 2015