Form 10-Q
period 2015-06-30
New Residential Investment Corp.
filed 2015-08-10
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Common stock, $0.01 par value per share: 230,458,866 shares outstanding as of August 1, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Ocwen, Springleaf and other third parties;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

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

•	our ability to maintain our exclusion from registration under the 1940 Act and the fact that maintaining such exclusion imposes limits on our operations;

•	the risks related to HLSS liabilities that we have assumed;

•	whether we will complete the New Merger (as defined herein); and

•	events, conditions or actions that might occur at HLSS or Owcen.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,504,422	$417,733
Excess mortgage servicing rights, equity method investees, at fair value	216,112	330,876
Servicer advances, at fair value	8,182,400	3,270,839
Real estate securities, available-for-sale	1,907,961	2,463,163
Residential mortgage loans, held-for-investment	42,741	47,838
Residential mortgage loans, held-for-sale	523,018	1,126,439
Real estate owned	25,327	61,933
Consumer loans, equity method investees	—	—
Cash and cash equivalents	432,007	212,985
Restricted cash	134,735	29,418
Derivative assets	1,701	32,597
Trade receivable	986,532	—
Deferred tax asset	159,232	—
Other assets	278,610	95,423
	$14,394,798	$8,089,244

Liabilities and Equity

Liabilities
Repurchase agreements	$2,404,617	$3,149,090
Notes payable	7,883,061	2,908,763
Trades payable	778,528	2,678
Due to affiliates	9,670	57,424
Dividends payable	89,521	53,745
Deferred tax liability	—	15,114
Accrued expenses and other liabilities	134,319	52,505
	11,299,716	6,239,319

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 230,438,639 and 141,434,905 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,304	1,414
Additional paid-in capital	2,640,608	1,328,587
Retained earnings	203,287	237,769
Accumulated other comprehensive income, net of tax	17,231	28,319
Total New Residential stockholders’ equity	2,863,430	1,596,089
Noncontrolling interests in equity of consolidated subsidiaries	231,652	253,836
Total Equity	3,095,082	1,849,925
	$14,394,798	$8,089,244

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$178,177	$92,656	$262,550	$164,146
Interest expense	81,871	36,512	115,850	75,509
Net Interest Income	96,306	56,144	146,700	88,637

Impairment
Other-than-temporary impairment (“OTTI”) on securities	649	615	1,720	943
Valuation provision on loans and real estate owned	4,772	293	5,749	457
	5,421	908	7,469	1,400

Net interest income after impairment	90,885	55,236	139,231	87,237

Other Income
Change in fair value of investments in excess mortgage servicing rights	356	5,502	(1,405)	12,104
Change in fair value of investments in excess mortgage servicing rights, equity method investees	3,095	12,743	8,016	19,117
Change in fair value of investments in servicer advances	24,562	82,877	16,893	82,877
Earnings from investments in consumer loans, equity method investees	—	21,335	—	37,695
Gain on settlement of investments, net	1,201	52,539	15,968	56,896
Other income (loss), net	8,436	2,893	10,473	4,250
	37,650	177,889	49,945	212,939

Operating Expenses
General and administrative expenses	21,239	5,397	29,799	7,383
Management fee to affiliate	8,371	4,915	13,497	9,401
Incentive compensation to affiliate	2,391	18,863	6,084	22,201
Loan servicing expense	2,951	347	7,842	436
	34,952	29,522	57,222	39,421

Income Before Income Taxes	93,583	203,603	131,954	260,755
Income tax expense (benefit)	14,306	21,395	10,879	21,682
Net Income	$79,277	$182,208	$121,075	$239,073
Noncontrolling Interests in Income of Consolidated Subsidiaries	$4,158	$58,705	$9,981	$66,798
Net Income Attributable to Common Stockholders	$75,119	$123,503	$111,094	$172,275

Net Income Per Share of Common Stock
Basic	$0.37	$0.91	$0.65	$1.31
Diluted	$0.37	$0.88	$0.63	$1.28

Weighted Average Number of Shares of Common Stock Outstanding
Basic	200,910,040	136,465,454	171,336,768	131,562,222
Diluted	205,169,099	139,668,128	175,206,662	134,790,790

Dividends Declared per Share of Common Stock	$0.45	$0.50	$0.83	$0.85

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss), net of tax
Net income	$79,277	$182,208	$121,075	$239,073
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	(21,164)	55,729	(6,032)	66,607
Reclassification of net realized (gain) loss on securities into earnings	18,570	(56,669)	(5,056)	(60,833)
	(2,594)	(940)	(11,088)	5,774
Total comprehensive income	$76,683	$181,268	$109,987	$244,847
Comprehensive income attributable to noncontrolling interests	$4,158	$58,705	$9,981	$66,798
Comprehensive income attributable to common stockholders	$72,525	$122,563	$100,006	$178,049

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015

(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	141,434,905	$1,414	$1,328,587	$237,769	$28,319	$1,596,089	$253,836	$1,849,925
Dividends declared	—	—	—	(143,266)	—	(143,266)	—	(143,266)
Capital contributions	—	—	—	—	—	—	5,161	5,161
Capital distributions	—	—	—	—	—	—	(37,326)	(37,326)
Issuance of common stock	85,435,389	854	1,311,757	—	—	1,312,611	—	1,312,611
Option exercises	3,550,757	36	(36)	—	—	—	—	—
Director share grants	17,588	—	300	—	—	300	—	300
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	—	—	(2,310)	—	(2,310)	—	(2,310)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	111,094	—	111,094	9,981	121,075
Net unrealized gain (loss) on securities	—	—	—	—	(6,032)	(6,032)	—	(6,032)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(5,056)	(5,056)	—	(5,056)
Total comprehensive income (loss)						100,006	9,981	109,987
Equity - June 30, 2015	230,438,639	$2,304	$2,640,608	$203,287	$17,231	$2,863,430	$231,652	$3,095,082

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$121,075	$239,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	1,405	(12,104)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(8,016)	(19,117)
Change in fair value of investments in servicer advances	(16,893)	(82,877)
Earnings from consumer loan equity method investees	—	(37,695)
Unrealized gain (loss) on derivative investments	8,259	2,444
Accretion and other amortization	(209,137)	(138,733)
(Gain) / loss on settlement of investments (net)	(15,968)	(56,896)
(Gain) / loss on transfer of loans to REO	197	(6,694)
(Gain) / loss on mortgage servicing rights recapture agreement	(1,577)	—
Other-than-temporary impairment ("OTTI")	1,720	943
Valuation provision on loans and real estate owned	5,749	457
Unrealized loss on other ABS	368	—
Non-cash directors' compensation	300	329
Deferred tax provision	11,341	17,645

Changes in:
Restricted cash	(32,737)	(3,989)
Other assets	145,461	(3,213)
Due to affiliates	(47,754)	6,963
Accrued expenses and other liabilities	31,288	1,800
Other operating cash flows:
Interest received from excess mortgage servicing rights	43,367	25,509
Interest received from servicer advance investments	73,480	65,321
Interest received from Non-Agency RMBS	16,657	4,394
Interest payments from residential mortgage loans, held-for-investment	—	1,223
Distributions of earnings from excess mortgage servicing rights, equity method investees	19,920	20,500
Distributions of earnings from consumer loan equity method investees	—	2,152
Purchases of residential mortgage loans, held-for-sale	(388,805)	(247,097)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	722,961	249,690
Principal repayments from purchased residential mortgage loans, held-for-sale	34,614	—
Net cash provided by (used in) operating activities	517,275	30,028

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(129,098)	(55,289)
Acquisition of HLSS, net of cash acquired	(959,616)	—
Purchase of servicer advance investments	(6,306,745)	(3,955,602)
Purchase of Agency RMBS	(1,026,586)	(354,838)
Purchase of Non-Agency RMBS	(468,197)	(1,057,464)
Purchase of residential mortgage loans	—	(486,596)
Purchase of derivative assets	(2,877)	(70,027)
Purchase of real estate owned	(1,289)	(3,391)
Payments for settlement of derivatives	(36,212)	(17,273)
Return of investments in excess mortgage servicing rights	66,400	19,421
Return of investments in excess mortgage servicing rights, equity method investees	4,602	21,163
Principal repayments from servicer advance investments	6,587,781	3,062,259
Principal repayments from Agency RMBS	85,369	143,735
Principal repayments from Non-Agency RMBS	34,687	49,175
Principal repayments from residential mortgage loans, held-for-investment and held-for-sale	11,085	8,289
Proceeds from sale of residential mortgage loans	646,436	—
Proceeds from sale of Agency RMBS	1,455,221	324,379
Proceeds from sale of Non-Agency RMBS	389,719	1,273,190
Proceeds from settlement of derivatives	22,406	13,271
Proceeds from sale of real estate owned	46,341	2,880
Net cash provided by (used in) investing activities	419,427	(1,082,718)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Financing Activities
Repayments of repurchase agreements	(3,480,781)	(2,274,155)
Margin deposits under repurchase agreements and derivatives	(284,389)	(115,961)
Repayments of notes payable	(3,073,963)	(4,216,985)
Payment of deferred financing fees	(34,096)	(6,530)
Common stock dividends paid	(107,490)	(107,609)
Borrowings under repurchase agreements	2,651,587	2,473,920
Return of margin deposits under repurchase agreements and derivatives	288,880	152,936
Borrowings under notes payable	2,481,379	5,017,812
Issuance of common stock	882,099	173,201
Costs related to issuance of common stock	(3,580)	(2,693)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	142,082
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(37,326)	(144,196)
Net cash provided by (used in) financing activities	(717,680)	1,091,822

Net Increase (Decrease) in Cash and Cash Equivalents	219,022	39,132

Cash and Cash Equivalents, Beginning of Period	212,985	271,994

Cash and Cash Equivalents, End of Period	$432,007	$311,126

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$103,548	$72,100
Cash paid during the period for income taxes	535	3,510

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$89,521	$70,553
Reclassification resulting from the application of ASU No. 2014-11	85,955	—
Purchase of Agency RMBS settled after quarter end	771,276	—
Non-cash contingent consideration	50,000	—
Purchase of Non-Agency RMBS settled after quarter end	7,252
Sale of Agency RMBS settled after quarter end	986,532	—
Transfer from residential mortgage loans, held-for-sale to real estate owned	19,875	—
Non-cash distribution from Consumer Loan Companies	585	557
Portion of HLSS Acquisition (Note 1) paid in common stock	434,092	—
Real estate securities retained from loan securitizations	14,990	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
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

As of June 30, 2015, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2015. In addition, Fortress, through its affiliates, held options to purchase approximately 10.9 million shares of New Residential’s common stock as of June 30, 2015.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Correction of the Financial Statements

New Residential determined during the second quarter of 2015 that purchases and sales of residential mortgage loans classified as held-for-sale upon acquisition that had been reported on the condensed consolidated statements of cash flows as cash flows from investing activities should have been reported as operating activities.

New Residential has corrected the previously presented condensed consolidated statement of cash flows for these loans. The effect of the adjustment on the presentation for the six months ended June 30, 2014 was to move $249.7 million of gross cash inflows and $247.1 million of gross cash outflows from investing activities to operating activities. This change resulted in a net reclassification of $2.6 million from investing cash flows to operating cash flows during this period. New Residential has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not materially misstate the previously issued financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. ASU No. 2014-11 was effective for New Residential in the first quarter of 2015. Early adoption is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential has determined that, as of January 1, 2015, its linked transactions (Note 10) are accounted for as secured borrowings.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard amends the balance sheet presentation requirements for debt issuance costs such that they are no longer recognized as deferred charges but are rather presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for New Residential in the first quarter of 2016. Early adoption is permitted. New Residential has adopted ASU No. 2015-03 in June 2015 and has determined that the adoption of ASU No. 2015-03 resulted in an immaterial reclassification of its Deferred Financing Costs, Net (Note 2) to an offset of its Notes Payable (Note 11).

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on New

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Residential’s reporting. New Residential has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

Acquisition of HLSS Assets and Liabilities

On February 22, 2015, New Residential entered into an Agreement and Plan of Merger (the “Initial Merger Agreement”) with Home Loan Servicing Solutions, Ltd., a Cayman Islands exempted company (“HLSS”) and Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and a wholly owned subsidiary of New Residential (“Merger Sub”). HLSS was traded on the NASDAQ Stock Market LLC under the symbol “HLSS” until April 29, 2015, when its shares were delisted. On April 6, 2015, with the approval of their respective Boards of Directors, New Residential and HLSS, together with certain of their respective subsidiaries, entered into a Termination Agreement (the “Termination Agreement”) (providing for the termination of the Initial Merger Agreement) and simultaneously entered into a Share and Asset Purchase Agreement (the “Acquisition Agreement”).

The parties to the Acquisition Agreement included New Residential, HLSS, HLSS Advances Acquisition Corp., a Delaware corporation and wholly owned subsidiary of New Residential (“HLSS Advances”), and HLSS MSR-EBO Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of New Residential (together with HLSS Advances, the “Buyers”). Pursuant to the Acquisition Agreement, the Buyers acquired from HLSS substantially all of the assets of HLSS (including all of the issued share capital of HLSS’s first-tier subsidiaries) and assumed (and agreed to indemnify HLSS for) the liabilities of HLSS (together, the “HLSS Acquisition”), other than post-closing liabilities in an amount up to the Retained Amount (as defined below), for aggregate consideration (net of certain transaction expenses being reimbursed by HLSS), consisting of approximately $1.0 billion in cash and 28,286,980 shares of common stock, par value $0.01 per share (“New Residential Acquisition Common Stock”), of New Residential delivered to HLSS in a private placement. The closing of the HLSS Acquisition (the “Acquisition Closing”) occurred simultaneously with the execution of the Acquisition Agreement.

The Acquisition Agreement includes certain customary post-closing covenants of New Residential, the Buyers and HLSS. In addition, the Board of Directors of HLSS also approved a wind down plan (the “Distribution and Liquidation Plan”), pursuant to which HLSS sold the shares of New Residential Acquisition Common Stock received in the HLSS Acquisition on April 8, 2015 and distributed to HLSS shareholders the cash consideration from the HLSS Acquisition and the cash proceeds from the sale of shares of New Residential Acquisition Common Stock; provided that under the terms of the Distribution and Liquidation Plan, HLSS retained $50.0 million of cash (the “Retained Amount”) for wind down costs, of which $46.0 million remained as of June 30, 2015.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

The New Merger does not require the approval of New Residential’s shareholders. However, consummation of the New Merger is subject to, among other things: (i) approval of the New Merger by the requisite vote of HLSS’s shareholders; (ii) not more than 10% of HLSS’s issued and outstanding shares properly exercising appraisal rights as of the time immediately before the closing of the New Merger (the “New Merger Closing”); and (iii) certain other customary closing conditions. Moreover, each party’s obligation to consummate the New Merger is subject to certain other conditions, including without limitation, (i) the accuracy of the other party’s representations and warranties and (ii) the other party’s compliance with its covenants and agreements contained in the New Merger Agreement (in each case subject to customary materiality qualifiers). In addition, the obligations of New Residential and Merger Sub to consummate the New Merger are subject to the absence of any Company Material Adverse Effect (as defined in the New Merger Agreement). The New Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the New Merger Closing has not occurred by the nine-month anniversary of the New Merger Agreement; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the New Merger Closing; (iii) if HLSS fails to obtain the HLSS Shareholder Approval; and (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the New Merger Closing to be satisfied. HLSS filed a preliminary proxy statement on May 1, 2015 in connection with the New Merger, and Amendment No. 1 to the preliminary proxy statement on June 2, 2015.

The purchase price for the HLSS Acquisition includes the fair value of the common stock issued of $434.1 million, cash consideration paid of $622.0 million, HLSS seller financing of $385.2 million, and contingent cash consideration of $50.0 million. The total consideration is summarized as follows:

Total Consideration	Amount
Share Issuance Consideration	28,286,980
New Residential's 4/6/2015 share price	$15.3460
Dollar Value of Share Issuance(A)	$434,092
Cash Consideration	621,982
HLSS Seller Financing(B)	385,174
New Merger Payment (71,016,771 @ $0.704059)(C)	50,000
Total Consideration	$1,491,248

(A)	Share Issuance Consideration
The share issuance consideration consists of 28.3 million newly issued shares of New Residential common stock with a par value $0.01 per share. The fair value of the common stock at the date of the acquisition was $15.3460 per share, which was New Residential’s volume weighted average share price on April 6, 2015.

(B)	HLSS Seller Financing
New Residential agreed to deliver $1.0 billion of cash purchase price, including a promise to pay an amount of $385.2 million immediately after closing from the proceeds of financing that was committed in anticipation of the HLSS Acquisition and is collateralized by certain of the HLSS assets acquired.

(C)	New Merger Payment
The New Merger Agreement, and the $50.0 million consideration related thereto, is included as a part of the business combination in conjunction with the Share and Asset Purchase Agreement. The range of outcomes for this contingent consideration is from $0 to $50.0 million, dependent on whether the New Merger is approved by HLSS shareholders and other factors.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

New Residential has performed a preliminary allocation of the purchase price to HLSS’s assets and liabilities, as set forth below. The final allocation of purchase price may differ from the amounts included herein. The preliminary allocation of the total consideration, following reclassifications to conform to New Residential’s presentation, is as follows:

Total Consideration ($ in millions)	$1,491.2
Assets
Cash and cash equivalents	$51.5
Servicer advances, at fair value	5,098.2
Excess mortgage servicing rights, at fair value	919.5
Residential mortgage loans, held-for-sale(A)	418.8
Deferred tax asset(B)	186.8
Investment in HLSS Ltd.	46.0
Other assets(C)	405.3
Total Assets Acquired	$7,126.1

Liabilities
Notes payable	5,583.0
Deferred tax liabilities	(0.7)
Accrued expenses and other liabilities(D)(E)	52.6
Total Liabilities Assumed	$5,634.9

Net Assets	$1,491.2

(A)
Represents $424.3 million UPB of GNMA early buy-out (“EBO”) residential mortgage loans not subject to ASC No. 310-30 as the contractual cash flows are guaranteed by the Federal Housing Administration (“FHA”).

(B)	Due to the difference between carryover historical tax basis and acquisition date fair value of one of HLSS’s first tier subsidiaries.

(C)	Includes restricted cash and receivables not subject to ASC No. 310-30 which New Residential has deemed fully collectible.

(D)	Includes liabilities arising from contingencies regarding ongoing HLSS matters (Note 14).

(E)	Contingencies for HLSS class action law suits have not been recognized at the acquisition date as the criteria in ASC No. 450 have not been met (Note 14).

The acquisition of HLSS resulted in no goodwill as the total consideration transferred was equal to the fair value of the net assets acquired.

Separately Recognized Transactions

Certain transactions were recognized separately from New Residential’s acquisition of assets and assumption of liabilities in the business combination. These separately recognized transactions include 1) contingent payments to the acquiree’s employees and 2) debt issuance costs.

Contingent Payment to the Acquiree’s Employees

New Residential identified both retention bonus and severance arrangements for the HLSS employees. Retention bonus payments are triggered by a change in control and continued employment for a specified period post-acquisition. As future service is required, retention bonus payments totaling approximately $1.6 million have been recognized in General and administrative expenses in New Residential’s statement of income for the three months ended June 30, 2015.

Severance is triggered by a change in control and termination without cause by New Residential within a specified period post-acquisition. As the second trigger represents an action by New Residential as the acquirer, a total amount of approximately $2.8 million has been recognized in General and administrative expenses in New Residential’s statement of income for the three months ended June 30, 2015.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Debt Issuance Costs

New Residential entered into new financing arrangements in connection with the HLSS Acquisition. Such arrangements resulted in New Residential incurring various commitment fees. Commitment fees are treated as a cost of financing and accounted for as debt issuance costs that are not considered a direct cost of the acquisition. Therefore, debt issuance costs totaling approximately $27.0 million have been recorded on the post-acquisition balance sheet of New Residential.

Unaudited Supplemental Pro Forma Financial Information - The following table presents unaudited pro forma combined Interest income and Income Before Income Taxes for the three and six months ended June 30, 2014 and 2015 prepared as if the HLSS Acquisition had been consummated on January 1, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma
Interest income	$184,083	$187,020	$349,138	$364,009
Income Before Income Taxes	100,912	252,716	172,129	356,647

The 2015 unaudited supplemental pro forma financial information has been adjusted to exclude, and the 2014 unaudited supplemental pro forma financial information has been adjusted to include, approximately $19.1 million of acquisition-related costs incurred by New Residential and HLSS in 2015. The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the HLSS Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the HLSS Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the HLSS Acquisition occurred on January 1, 2014.

New Residential’s condensed consolidated statements of income include interest income and income before income taxes of HLSS since the April 6, 2015 acquisition of $92.4 million and $39.8 million, respectively.

Relationship with Ocwen

HLSS and HLSS Holdings, LLC (a subsidiary of HLSS acquired by New Residential in the HLSS Acquisition) entered into a mortgage servicing rights purchase agreement (the “Purchase Agreement”) with Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), which remains in effect following the HLSS Acquisition. Pursuant to the Purchase Agreement, HLSS and HLSS Holdings purchased, among other things, the rights to certain servicing fees under MSRs in respect of private label securitization transactions, associated servicer advances and other related assets from Ocwen from time to time. The specific terms of any acquisition of such assets are documented pursuant to separate sale supplements to the Purchase Agreement executed by the parties from time to time (each a “Sale Supplement” and together, the “Sale Supplements”). As of March 31, 2015, the UPB of the mortgage loans in respect of the related MSRs equaled $156.4 billion. Ocwen consented to HLSS’s assignment of its rights and interests in connection with the HLSS Acquisition.

Because Ocwen is the servicer of the loans underlying the MSRs related to the transactions contemplated by the Purchase Agreement, New Residential pays Ocwen a monthly base fee pursuant to the applicable Sale Supplement relating to the applicable MSRs equal to 12% of the servicing fees collected thereon in any given month. This monthly base fee payable to Ocwen is expressed as a percentage of the servicing fees actually collected in any given month, which varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. Ocwen also receives a performance-based incentive fee to the extent the servicing fee revenue that it collects for any given month exceeds the sum of the monthly base fee and the retained fee. The performance-based incentive fee payable in any month is reduced if the advance ratio exceeds a predetermined level for that month. If the advance ratio is exceeded in any month, any performance-based incentive fee payable for such month will be reduced by 1-month LIBOR plus 2.75% (or 275 basis points) per annum of the amount of any such excess servicer advances.

The specific terms of the fee arrangements with respect to each pool of mortgage loans may be documented pursuant to the Sale Supplements in each case having up to an eight year term (commencing on the date of the applicable Sale Supplement). If Ocwen

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

and New Residential do not agree to revised fee arrangements at the end of such term, New Residential may direct Ocwen to transfer servicing to a third party, and New Residential may keep any proceeds of such transfer.

The Purchase Agreement provides that New Residential will purchase from Ocwen servicer advances arising under specified servicing agreements as the servicer advances arise. The purchase price payable by New Residential for such servicer advances is equal to the outstanding balance thereof. As of April 6, 2015, the outstanding balance of servicer advances acquired from Ocwen equaled $5.6 billion.

In addition, the Purchase Agreement contemplates that New Residential may cause Ocwen to use commercially reasonable efforts to transfer servicing of the related mortgage loans to a third-party servicer upon the occurrence of various termination events. Certain termination events may have occurred under the Purchase Agreement because of downgrades in certain of Ocwen’s servicer ratings but New Residential has agreed, subject to certain limitations, not to cause Ocwen to use commercially reasonable efforts to transfer servicing of the related mortgage loans to a third-party servicer with respect to such downgrades before April 6, 2017.

The Purchase Agreement and Sale Supplements include various Ocwen warranties, representations and indemnifications relating to Ocwen’s performance of its duties as servicer.

Pursuant to an amendment to the Purchase Agreement executed in connection with the consummation of the HLSS Acquisition, such Purchase Agreement and the related Sale Supplements were amended, among other things, to (i) obtain Ocwen’s consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement thereto, (ii) provide that HLSS Holdings will not direct the replacement of Ocwen as servicer before April 6, 2017 except under the circumstances described in the amendment, (iii) extend the scheduled term of Ocwen’s servicing appointment under each sale supplement until the earlier of 8 years from the date of the related sale supplement and April 30, 2020 (subject to an agreement to commence negotiating in good faith for an extension of the contract term no later than six months prior to the end of the applicable term), and (iv) provide that Ocwen will reimburse HLSS Holdings, subject to specified limits, for certain increased costs resulting from further S&P servicer rating downgrades of Ocwen. In addition, pursuant to such amendment Ocwen agreed to sell to New Residential the economic beneficial rights to any right of optional termination or “clean-up call” of any trust related to any servicing agreement in respect of certain servicing fees New Residential acquired from HLSS and to exercise such rights only at New Residential’s direction. New Residential agreed to pay to Ocwen a fee in an amount equal to 0.50% of the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay costs and expenses of Ocwen in connection with any such exercise. Optional termination or clean up call rights generally may not be exercised until the outstanding principal balance of serviced loans is reduced to a specified balance.

HLSS Management, LLC (“HLSS Management”) (a subsidiary of HLSS acquired by New Residential in the HLSS Acquisition) has a professional services agreement with Ocwen that enables HLSS to provide certain services to Ocwen and for Ocwen to provide certain services to HLSS Management which remains in effect following the HLSS Acquisition. Services provided by New Residential under this agreement may include valuation and analysis of MSRs, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement may include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income, net, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized gain (loss) on derivative instruments	$(1,229)	$(3,801)	$(8,259)	$(2,444)
Gain (loss) on transfer of loans to REO	347	6,694	(197)	6,694
Gain on consumer loans investment	8,510	—	18,957	—
Other income (loss)	808	—	(28)	—
	$8,436	$2,893	$10,473	$4,250

Gain on settlement of investments, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) on sale of real estate securities, net	$(17,921)	$57,284	$6,776	$61,776
Gain (loss) on sale of residential mortgage loans, net	11,795	—	32,625	—
Gain (loss) on settlement of derivatives	13,769	(3,648)	(8,821)	(3,783)
Gain (loss) on liquidated residential mortgage loans, held-for-investment	(277)	—	123	—
Gain (loss) on sale of REO(A)	(2,201)	(1,097)	(7,837)	(643)
Other gains (losses)	(3,964)	—	(6,898)	(454)
	$1,201	$52,539	$15,968	$56,896

(A)	Includes approximately $3.2 million loss on REO sold as a part of the residential mortgage loan sales described in Note 8 during the six months ended June 30, 2015.

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
Margin receivable, net	$54,530	$59,021	Interest payable	$15,607	$7,857
Other receivables(A)	23,351	1,797	Accounts payable	35,788	28,059
Deferred financing costs, net(B)	—	—	Derivative liabilities	16,124	14,220
Principal paydown receivable	1,510	3,595	Current taxes payable	7,449	2,349
Receivable from government agency(C)	75,524	9,108	Contingent consideration (Note 1)	50,000	—
Call rights	680	3,728	Other liabilities	9,351	20
Interest receivable	31,509	8,658		$134,319	$52,505
GNMA EBO servicer advance receivable(D)	69,387	—
Other assets(E)	22,119	9,516
	$278,610	$95,423

(A)	Primarily includes advance collections that were in-transit to pay down related debt obligations.

(B)	Deferred financing costs were reclassified as an offset to the related debt obligation in June 2015 pursuant to ASU No. 2015-03 (Note 1).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

(C)	Represents claims receivable from FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(D)	Represents GNMA EBO servicer advances funded by HLSS and accounted for as a financing transaction as the counterparty retained title and all other rights and rewards associated with such advances.

(E)	Primarily includes prepaid expenses.

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Six Months Ended June 30,
	2015	2014
Accretion of servicer advance interest income	$150,937	$102,823
Accretion of excess mortgage servicing rights income	49,397	24,789
Accretion of net discount on securities and loans	19,703	12,477
Amortization of deferred financing costs	(10,900)	(5,750)
	$209,137	$134,339

3. SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans, and (vi) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the management fees and incentive compensation owed to the Manager by New Residential following the spin-off, (iii) corporate cash and related interest income, and (iv) secured corporate loans and related interest expense during the periods outstanding.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2015
Interest income	$34,359	$108,588	$23,454	$10,795	$—	$981	$178,177
Interest expense	—	63,450	3,540	5,185	524	9,172	81,871
Net interest income (expense)	34,359	45,138	19,914	5,610	(524)	(8,191)	96,306
Impairment	—	—	650	4,771	—	—	5,421
Other income	4,298	24,115	(4,211)	7,817	8,510	(2,879)	37,650
Operating expenses	260	1,688	105	5,610	54	27,235	34,952
Income (Loss) Before Income Taxes	38,397	67,565	14,948	3,046	7,932	(38,305)	93,583
Income tax expense (benefit)	—	15,657	—	(1,351)	—	—	14,306
Net Income (Loss)	$38,397	$51,908	$14,948	$4,397	$7,932	$(38,305)	$79,277
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$9,279	$—	$—	$—	$(5,121)	$4,158
Net income (loss) attributable to common stockholders	$38,397	$42,629	$14,948	$4,397	$7,932	$(33,184)	$75,119

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2015
Interest income	$49,397	$150,937	$37,715	$23,520	$—	$981	$262,550
Interest expense	—	87,086	7,021	11,278	524	9,941	115,850
Net interest income (expense)	49,397	63,851	30,694	12,242	(524)	(8,960)	146,700
Impairment	—	—	1,720	5,749	—	—	7,469
Other income	8,188	13,389	(9,302)	21,592	18,957	(2,879)	49,945
Operating expenses	349	2,263	3	11,712	111	42,784	57,222
Income (Loss) Before Income Taxes	57,236	74,977	19,669	16,373	18,322	(54,623)	131,954
Income tax expense (benefit)	—	12,417	—	(1,538)	—	—	10,879
Net Income (Loss)	$57,236	$62,560	$19,669	$17,911	$18,322	$(54,623)	$121,075
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$15,102	$—	$—	$—	$(5,121)	$9,981
Net income (loss) attributable to common stockholders	$57,236	$47,458	$19,669	$17,911	$18,322	$(49,502)	$111,094

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
June 30, 2015
Investments	$1,720,534	$8,182,400	$1,907,961	$591,086	$—	$—	$12,401,981
Cash and cash equivalents	3,900	95,899	16,516	6,689	2,665	306,338	432,007
Restricted cash	90	131,368	—	3,184	—	93	134,735
Derivative assets	—	1,701	—	—	—	—	1,701
Other assets	1,470	174,115	1,048,521	109,468	1,102	89,698	1,424,374
Total assets	$1,725,994	$8,585,483	$2,972,998	$710,427	$3,767	$396,129	$14,394,798
Debt	$—	$7,667,067	$1,831,989	$552,229	$42,832	$193,561	$10,287,678
Other liabilities	218	48,859	771,769	23,804	595	166,793	1,012,038
Total liabilities	218	7,715,926	2,603,758	576,033	43,427	360,354	11,299,716
Total equity	1,725,776	869,557	369,240	134,394	(39,660)	35,775	3,095,082
Noncontrolling interests in equity of consolidated subsidiaries	—	231,652	—	—	—	—	231,652
Total New Residential stockholders’ equity	$1,725,776	$637,905	$369,240	$134,394	$(39,660)	$35,775	$2,863,430
Investments in equity method investees	$216,112	$—	$—	$—	$—	$—	$216,112

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2014
Interest income	$10,973	$57,107	$19,522	$5,054	$—	$—	$92,656
Interest expense	—	29,772	3,512	1,191	1,538	499	36,512
Net interest income (expense)	10,973	27,335	16,010	3,863	(1,538)	(499)	56,144
Impairment	—	—	615	293	—	—	908
Other income	18,245	82,709	53,413	2,187	21,335	—	177,889
Operating expenses	320	769	571	887	90	26,885	29,522
Income (Loss) Before Income Taxes	28,898	109,275	68,237	4,870	19,707	(27,384)	203,603
Income tax expense (benefit)	—	21,395	—	—	—	—	21,395
Net Income (Loss)	$28,898	$87,880	$68,237	$4,870	$19,707	$(27,384)	$182,208
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$58,705	$—	$—	$—	$—	$58,705
Net income (loss) attributable to common stockholders	$28,898	$29,175	$68,237	$4,870	$19,707	$(27,384)	$123,503

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2014
Interest income	$24,789	$102,823	$30,760	$5,774	$—	$—	$164,146
Interest expense	1,291	61,728	7,581	1,389	3,021	499	75,509
Net interest income (expense)	23,498	41,095	23,179	4,385	(3,021)	(499)	88,637
Impairment	—	—	943	457	—	—	1,400
Other income	31,221	82,709	58,455	2,858	37,695	1	212,939
Operating expenses	385	1,019	631	977	113	36,296	39,421
Income (Loss) Before Income Taxes	54,334	122,785	80,060	5,809	34,561	(36,794)	260,755
Income tax expense (benefit)	—	21,682	—	—	—	—	21,682
Net Income (Loss)	$54,334	$101,103	$80,060	$5,809	$34,561	$(36,794)	$239,073
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$66,798	$—	$—	$—	$—	$66,798
Net income (loss) attributable to common stockholders	$54,334	$34,305	$80,060	$5,809	$34,561	$(36,794)	$172,275

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2014	$409,076	$8,657	$—	$417,733
Transfers from indirect ownership	98,258	—	—	98,258
Purchases	129,098	—	919,531	1,048,629
Interest income	29,297	192	19,908	49,397
Other income	1,577	—	—	1,577
Proceeds from repayments	(59,821)	(660)	(49,286)	(109,767)
Change in fair value	2,993	(1,459)	(2,939)	(1,405)
Balance as of June 30, 2015	$610,478	$6,730	$887,214	$1,504,422

(A)	Specialized Loan Servicing LLC (“SLS”). See Note 6 for a description of the SLS Transaction.

(B)	Ocwen services the loans underlying the Excess MSRs and Servicer Advances acquired from HLSS. See Note 1.

Nationstar, SLS or Ocwen, as applicable, as servicer, performs all servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

On January 16, 2015, New Residential invested approximately $23.8 million to acquire a 33.3% interest in the Excess MSR on a portfolio of Freddie Mac residential mortgage loans with an aggregate UPB of $8.4 billion. On April 16, 2015, New Residential funded its remaining commitment on this portfolio of $2.6 million. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer agreed to perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

On April 6, 2015, New Residential acquired Excess MSRs in connection with the HLSS Acquisition (Note 1).

On May 5, 2015, New Residential invested approximately $3.5 million to acquire a 33.3% interest in the Excess MSRs on a portfolio of Fannie Mae residential mortgage loans with an aggregate UPB of $1.6 billion. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer agreed to perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

On May 11, 2015, New Residential invested approximately $26.9 million to acquire a 33.3% interest in the Excess MSRs on a portfolio of Freddie Mac residential mortgage loans with an aggregate UPB of $8.9 billion. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer agreed to perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

On June 11, 2015, New Residential invested approximately $72.4 million to acquire a 40.0% interest in the Excess MSRs on a portfolio of Ginnie Mae residential mortgage loans with an aggregate UPB of $18.5 billion. Fortress-managed funds and Nationstar each agreed to acquire a 40.0% and 20.0% interest respectively, in the Excess MSRs. Nationstar as servicer agreed to perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

New Residential has entered into a “Recapture Agreement” in each of the Excess MSR investments serviced by Nationstar and SLS, including those Excess MSR investments made through investments in joint ventures (Note 5). Under such Recapture Agreements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. New Residential has a similar recapture agreement with Ocwen; however, this agreement allows for Ocwen to retain the Excess MSR on recaptured loans up to a threshold and no payments have been made to New Residential under such arrangement to date. These Recapture Agreements do not apply to New Residential’s investments in servicer advances (Note 6).

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

The following is a summary of New Residential’s direct investments in Excess MSRs:

	June 30, 2015							December 31, 2014
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$80,896,500	32.5% - 66.7%	0.0%-40.0%	20.0% - 35.0%	5.8	$240,981	$291,288	$188,733
Recapture Agreements	—	32.5% - 66.7%	0.0%-40.0%	20.0% - 35.0%	11.5	26,945	50,239	28,786
	80,896,500				6.4	267,926	341,527	217,519

Non-Agency(D)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$103,812,302	33.3% - 80.0%	0.0% - 50.0%	0.0% - 33.3%	4.9	$222,394	$258,729	$189,812
Recapture Agreements	—	33.3% - 80.0%	0.0% - 50.0%	0.0% - 33.3%	11.9	15,835	16,952	10,402
Ocwen Serviced Pools	150,934,856	100.0%	—%	—%	5.4	890,153	887,214	—
	254,747,158				5.4	1,128,382	1,162,895	200,214
Total	$335,643,658				5.6	$1,396,308	$1,504,422	$417,733

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

(D)	Excess MSR investments in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2015 (Note 6).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Changes in fair value recorded in other income are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Original and Recaptured Pools	$(3,441)	$2,801	$(5,418)	$9,888
Recapture Agreements	3,797	2,701	4,013	2,216
	$356	$5,502	$(1,405)	$12,104

In the second quarter of 2015, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2015	December 31, 2014
California	26.7%	31.5%
Florida	9.2%	7.7%
New York	7.0%	4.3%
Texas	4.5%	4.2%
New Jersey	4.0%	3.2%
Maryland	3.8%	4.0%
Illinois	3.4%	3.2%
Virginia	3.2%	3.3%
Washington	2.8%	3.6%
Massachusetts	2.6%	2.1%
Other U.S.	32.8%	32.9%
	100.0%	100.0%

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
June 30, 2015
(dollars in tables in thousands, except share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	June 30, 2015	December 31, 2014
Excess MSR assets	$421,673	$653,293
Other assets	10,551	8,472
Other liabilities	—	(13)
Equity	$432,224	$661,752
New Residential’s investment	$216,112	$330,876

New Residential’s ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$9,216	$17,292	$20,917	$35,785
Other income (loss)	(3,005)	8,194	(4,840)	2,489
Expenses	(22)	(1)	(46)	(41)
Net income	$6,189	$25,485	$16,031	$38,233

New Residential’s investments in equity method investees changed during the six months ended June 30, 2015 as follows:

Balance at December 31, 2014	$330,876
Contributions to equity method investees	—
Transfers to direct ownership	(98,258)
Distributions of earnings from equity method investees	(19,920)
Distributions of capital from equity method investees	(4,602)
Change in fair value of investments in equity method investees	8,016
Balance at June 30, 2015	$216,112

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	June 30, 2015
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$79,731,703	66.7%	50.0%	$279,923	$344,856	5.5
Recapture Agreements	—	66.7%	50.0%	55,976	76,817	11.8
Total	$79,731,703			$335,899	$421,673	6.6

(A)	The remaining interests are held by Nationstar.

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

In the second quarter of 2015, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2015	December 31, 2014
California	13.0%	23.5%
Florida	7.4%	8.9%
Texas	6.1%	4.8%
New York	5.6%	5.6%
Georgia	5.6%	4.1%
New Jersey	4.2%	3.9%
Illinois	4.0%	3.5%
Virginia	3.2%	3.2%
Maryland	3.2%	3.3%
Pennsylvania	3.0%	2.3%
Other U.S.	44.7%	36.9%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, agreed to purchase the outstanding servicer advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSRs (Notes 4 and 5), including the basic fee component of the related MSRs. As of June 30, 2015, the Buyer had settled $2.6 billion of servicer advances, net of recoveries, financed with $2.4 billion of notes payables outstanding (Note 11). A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 44.5% interest in the Buyer as of June 30, 2015. As of June 30, 2015, noncontrolling third-party investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2015, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $221.7 million and $177.9 million of capital distributed to the third-party co-investors and New Residential, respectively.  Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer that holds its investment in servicer advances.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to certain residential loan pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of June 30, 2015 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs, all of the servicer advances and related basic fee portion of the MSRs (the “Advance Fee”), and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by SLS. New Residential continues to evaluate the call rights it purchased from SLS, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

realize the benefits therefrom may differ materially from its initial assumptions. Fortress-managed funds acquired the other 50% of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS Transaction was $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for servicer advances and Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included servicer advances and Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts. As of June 30, 2015, New Residential had settled $155.2 million of servicer advances, net of recoveries, financed with $138.4 million of notes payable outstanding (Note 11). SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.
On April 6, 2015, New Residential acquired servicer advances in connection with the HLSS Acquisition (Note 1).

In April 2015, New Residential acquired the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $107.1 billion from Ocwen. The pool of underlying mortgage loans represents the mortgage loans underlying the Excess MSR and Servicer Advances investments acquired from HLSS (Note 1). New Residential continues to evaluate the call rights it acquired from Ocwen, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions.

New Residential elected to record its investments in servicer advances, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2015
Servicer advances	$8,081,258	$8,182,400	5.5%	5.6%	4.3
As of December 31, 2014
Servicer advances	$3,186,622	$3,270,839	5.4%	5.4%	4.0

(A)	Carrying value represents the fair value of the investments in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Changes in Fair Value Recorded in Other Income	$24,562	$82,877	$16,893	$82,877

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

The following is additional information regarding the servicer advances and related financing:

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes Payable	Gross	Net(A)	Gross	Net
June 30, 2015
Servicer advances(C)	$238,526,743	$8,278,685	3.5%	$7,687,572	92.9%	91.6%	3.0%	2.2%
December 31, 2014
Servicer advances(C)	$96,547,773	$3,102,492	3.2%	$2,890,230	91.4%	90.4%	3.0%	2.3%

(A)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of an interest reserve maintained by the Buyer.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investments in servicer advances:

	June 30, 2015	December 31, 2014
Principal and interest advances	$2,467,831	$729,713
Escrow advances (taxes and insurance advances)	4,135,900	1,600,713
Foreclosure advances	1,674,954	772,066
Total	$8,278,685	$3,102,492

Interest income recognized by New Residential related to its investments in servicer advances was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income, gross of amounts attributable to servicer compensation	$226,961	$86,546	$290,318	$153,684
Amounts attributable to base servicer compensation	(31,957)	(43,026)	(38,558)	(49,306)
Amounts attributable to incentive servicer compensation	(86,416)	13,587	(100,823)	(1,555)
Interest income from investments in servicer advances	$108,588	$57,107	$150,937	$102,823

Others’ interests in the equity of the Buyer is computed as follows:

	June 30, 2015	December 31, 2014
Total Advance Purchaser LLC equity	$417,481	$457,545
Others’ ownership interest	55.5%	55.5%
Others’ interest in equity of consolidated subsidiary	$231,652	$253,836

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Advance Purchaser LLC income	$16,725	$105,882	$27,222	$119,393
Others’ ownership interest as a percent of total(A)	55.5%	55.4%	55.5%	55.9%
Others’ interest in net income (loss) of consolidated subsidiaries(B)	$9,279	$58,705	$15,102	$66,798

(A)
As a result, New Residential owned 44.5% and 44.6% of the Buyer, on average during the three months ended June 30, 2015 and 2014, respectively, and 44.5% and 44.1% of the Buyer, on average during the six months ended June 30, 2015 and 2014, respectively.

(B)	Excludes HLSS shareholders’ interests in the net income (loss) of HLSS of $5.1 million, $0.0 million, $5.1 million, and $0.0 million during these periods, respectively.

7. INVESTMENTS IN REAL ESTATE SECURITIES

During the six months ended June 30, 2015, New Residential acquired $901.4 million face amount of Non-Agency RMBS for approximately $490.4 million and $1.7 billion face amount of Agency RMBS for approximately$1.8 billion. New Residential sold Non-Agency RMBS with a face amount of approximately $441.1 million and an amortized cost basis of approximately $385.9 million for approximately $389.7 million, recording a gain on sale of approximately $3.8 million. Furthermore, New Residential sold Agency RMBS with a face amount of $2.3 billion and an amortized cost basis of approximately $2.4 billion for approximately $2.4 billion, recording a gain on sale of approximately $2.9 million.

On June 25, 2015, New Residential exercised its call rights related to 18 Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. New Residential owned $13.7 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $9.1 million prior to the repayment. See Note 8 for further details on this transaction.

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

			Gross Unrealized				Weighted Average					December 31, 2014
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)(C)	Principal Subordination(D)	Carrying Value
Agency RMBS(E)(F)	$958,141	$991,514	$5,199	$(2,683)	$994,030	28	AAA	3.27%	3.00%	7.5	N/A	$1,740,163
Non-Agency RMBS(G) (H)	2,370,202	902,005	18,668	(6,742)	913,931	167	B-	2.57%	4.79%	7.6	12.7%	723,000
Total/ Weighted Average	$3,328,343	$1,893,519	$23,867	$(9,425)	$1,907,961	195	A-	2.88%	3.85%	7.5		$2,463,163

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 46 bonds which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities that is subordinate to New Residential’s investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(F)	The total outstanding face amount was $753.8 million for fixed rate securities and $204.3 million for floating rate securities as of June 30, 2015.

(G)
The total outstanding face amount was $1.4 billion (including $1.4 billion of residual and interest-only notional amount) for fixed rate securities and $954.6 million (including $99.8 million of residual and interest-only notional amount) for floating rate securities as of June 30, 2015.

(H)
Includes Other ABS consisting primarily of interest-only securities which New Residential elected to carry at fair value and record changes to valuation through the income statement and representing 7.4% of the carrying value of the Non-Agency RMBS portfolio.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Other ABS	$1,222,088	$67,980	$1,472	$(1,840)	$67,612	9	AA+	1.87%	7.64%	3.6	N/A

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the six months ended June 30, 2015, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $1.7 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of June 30, 2015.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than Twelve Months	$1,171,377	$311,767	$(1,120)	$310,647	$(6,221)	$304,426	43	BB	1.43%	4.41%	9.3
Twelve or More Months	176,335	176,534	—	176,534	(3,204)	173,330	23	AAA	2.37%	2.60%	5.4
Total/Weighted Average	$1,347,712	$488,301	$(1,120)	$487,181	$(9,425)	$477,756	66	BBB+	1.77%	3.75%	7.9

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of June 30, 2015.

(B)
The weighted average rating of securities in an unrealized loss position for less than twelve months excludes the rating of 10 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2015
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	89,596	90,961	(1,120)	(1,365)
Non-credit impaired securities	388,160	396,220	—	(8,060)
Total debt securities in an unrealized loss position	$477,756	$487,181	$(1,120)	$(9,425)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment and, therefore, do not have unrealized losses reflected in other comprehensive income as of June 30, 2015.

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

The following table summarizes the activity related to credit losses on debt securities:

Six Months Ended June 30, 2015
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$1,127
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	6
Additions for credit losses on securities for which an OTTI was not previously recognized	1,714
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(349)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$2,498

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	June 30, 2015		December 31, 2014
Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$823,659	34.7%	$779,930	41.1%
Southeastern U.S.	604,140	25.5%	409,755	21.6%
Northeastern U.S.	445,557	18.8%	344,716	18.2%
Midwestern U.S.	232,262	9.8%	190,480	10.0%
Southwestern U.S.	261,190	11.0%	170,829	9.0%
Other(A)	3,394	0.2%	440	0.1%
	$2,370,202	100.0%	$1,896,150	100.0%

(A)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the six months ended June 30, 2015, excluding residual and interest-only securities, the face amount of these real estate securities was $191.7 million, with total expected cash flows of $221.7 million and a fair value of $137.6 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and interest-only securities:

	Outstanding Face Amount	Carrying Value
June 30, 2015	$580,296	$366,155
December 31, 2014	536,342	414,298

The following is a summary of the changes in accretable yield for these securities:

Six Months Ended June 30, 2015
Balance at December 31, 2014	$181,671
Adoption of ASU No. 2014-11	146,741
Additions	84,044
Accretion	(13,372)
Reclassifications from (to) non-accretable difference	(27,602)
Disposals	(97,991)
Balance at June 30, 2015	$273,491

See Note 18 for recent activities related to New Residential’s investments in real estate securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

During the six months ended June 30, 2015, New Residential acquired and sold several portfolios of reperforming and non-performing residential mortgage loans as discussed below:

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

•
On April 2, 2015, New Residential sold a portfolio of performing residential mortgage loans with a carrying value of approximately $270.4 million at a price of $278.9 million and recorded a gain of $8.5 million.

•
On April 6, 2015, New Residential acquired a portfolio of non-performing GNMA EBO residential mortgage loans with a UPB of $424.3 million for approximately $418.8 million as a part of the HLSS Acquisition (Note 1).

•
On April 8, 2015, New Residential sold a portfolio of reperforming residential mortgage loans with a carrying value of approximately $16.8 million at a price of $19.5 million and recorded a gain of $2.7 million.

•	On June 16, 2015, New Residential sold $99.8 million in UPB of this EBO portfolio with a carrying value of approximately $98.3 million at a price of $98.8 million and recorded a gain of $0.5 million.

•
On June 25, 2015, New Residential exercised its call rights related to eighteen Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $369.0 million at a price of approximately $388.8 million, contained in such trusts prior to their termination. New Residential securitized approximately $334.5 million in UPB of performing loans, which was recorded as a sale for accounting purposes, recognized a loss on settlement of investments of approximately $2.8 million, and paid approximately $14.9 million to acquire interest only notes representing a beneficial interest in the securitization. New Residential retained non-performing loans with a UPB of approximately $34.5 million at a price of $31.7 million. Additionally, New Residential acquired $1.3 million of real estate owned.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	June 30, 2015
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	December 31, 2014 Carrying Value
Loan Type
Reverse Mortgage Loans(E)(F)	$39,475	$21,601	165	10.0%	4.1	21.5%	110.4%	75.6%	N/A	$24,965
Performing Loans(G)	22,887	21,140	699	8.9%	5.7	17.9%	77.8%	10.8%	628	22,873
Total Residential Mortgage Loans, held-for- investment	$62,362	$42,741	864	9.6%	4.7	20.1%	98.4%	51.9%	628	$47,838

Performing Loans, held-for-sale(G)	$—	$—	—	—%	—	—%	—%	—%	—	$388,485
Non-performing Loans, held-for-sale(H)(I)	599,610	523,018	3,680	5.3%	3.0	14.7%	107.8%	93.3%	574	737,954
Residential Mortgage Loans, held-for-sale	$599,610	$523,018	3,680	5.3%	3.0	14.7%	107.8%	93.3%	574	$1,126,439

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% interest that New Residential holds in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million. 74% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where New Residential expects to collect all contractually required principal and interest payments. Presented net of unamortized discounts of $1.6 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of June 30, 2015, New Residential has placed all of these loans on nonaccrual status, except as described in (I) below.

(I)	Includes $293.2 million UPB of GNMA EBO non-performing loans on accrual status as contractual cash flows are guaranteed by the FHA.

New Residential generally considers the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as its credit quality indicators. Delinquency status is a primary credit quality indicator as loans that are more than 60 days past due provide an early warning of borrowers who may be experiencing financial difficulties. For residential mortgage loans, the current LTV ratio is an indicator of the potential loss severity in the event of default. Finally, the geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events will affect credit quality.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2015	December 31, 2014
New Jersey	17.8%	7.0%
New York	16.5%	12.2%
Florida	8.4%	6.3%
California	6.4%	15.0%
Maryland	4.1%	3.4%
Illinois	3.7%	4.4%
Pennsylvania	3.4%	3.9%
Massachusetts	3.3%	2.4%
Washington	2.9%	3.0%
Oregon	2.7%	1.5%
Other U.S.	30.8%	40.9%
	100.0%	100.0%

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

Performing Loans

The following table provides past due information for New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

June 30, 2015
Days Past Due	Delinquency Status(A)
Current	29.3%
30-59	59.9%
60-89	9.2%
90-119(B)	0.7%
120+(C)	0.9%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

	For the Six Months Ended June 30, 2015
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2014	$24,965	$22,873
Purchases/additional fundings	—	—
Proceeds from repayments	(99)	(1,514)
Accretion of loan discount (premium) and other amortization	2,720	(101)
Provision for loan losses	(186)	(118)
Transfer of loans to other assets	(5,762)	—
Transfer of loans to real estate owned	(37)	—
Balance at June 30, 2015	$21,601	$21,140

Activities related to the valuation provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	For the Six Months Ended June 30, 2015
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2014	$1,518	$1,447
Allowance for loan losses(A)	186	118
Charge-offs(B)	—	(1,371)
Balance at June 30, 2015	$1,704	$194

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

Purchased Credit Impaired Loans

All of New Residential’s PCI loans were classified as held-for-sale at December 31, 2014 and throughout the six months ended June 30, 2015, and therefore, are not subject to the accounting in ASC No. 310-30.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Six Months Ended June 30, 2015
Loans Held-for-Sale
Balance at December 31, 2014	$1,126,439
Purchases(A)	807,579
Sales	(1,352,158)
Transfer of loans to real estate owned	(20,034)
Adoption of ASU No. 2014-11(B)	1,831
Proceeds from repayments	(37,903)
Valuation provision on loans	(2,736)
Balance at June 30, 2015	$523,018

(A)	Represents loans acquired with the intent to sell, including loans acquired in the HLSS Acquisition (Note 1).

(B)	Represents loans financed with the selling counterparty that were previously accounted for as linked transactions.

Real estate owned (REO)

During the six months ended June 30, 2015, New Residential received properties in satisfaction of non-performing residential mortgage loans. As a result, New Residential has recognized REO assets totaling approximately $20.6 million during the six months ended June 30, 2015. In addition, New Residential has recognized $66.4 million in claims receivable from FHA on GNMA EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim (Note 2). As of June 30, 2015, New Residential had non-performing residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $376.6 million.

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

On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The proceeds in excess of the refinanced debt were distributed to the respective co-investors. New Residential received approximately $337.8 million, which reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million. Subsequent to this refinancing, New Residential has discontinued recording its share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative distributions. During the six months ended June 30, 2015, the Consumer Loan Companies

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

distributed $19.0 million to New Residential in excess of its basis, resulting in corresponding gains, and made $0.6 million in tax withholding payments on behalf of New Residential. The tax withholding payments were considered a non-cash distribution.

The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

	June 30, 2015	December 31, 2014
Consumer loan assets (amortized cost basis)	$1,880,054	$2,088,330
Other assets	78,643	92,051
Debt	(2,145,948)	(2,411,421)
Other liabilities	(5,479)	(12,340)
Equity	$(192,730)	$(243,380)
New Residential’s investment	$—	$—
New Residential’s ownership	30.0%	30.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$116,271	$135,629	$238,140	$278,444
Interest expense	(22,188)	(18,106)	(45,295)	(40,301)
Provision for finance receivable losses	(17,719)	(27,663)	(37,355)	(61,819)
Other expenses, net	(14,798)	(19,279)	(30,762)	(39,731)
Change in fair value of debt	—	535	—	(16,332)
Net income	$61,566	$71,116	$124,728	$120,261
New Residential’s equity in net income (through October 3, 2014)	$—	$21,335	$—	$37,695
New Residential’s ownership	30.0%	30.0%	30.0%	30.0%

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	Unpaid Principal Balance(A)	Interest in Consumer Loan Companies	Carrying Value(B)	Weighted Average Coupon(C)	Weighted Average Yield	Weighted Average Expected Life (Years)(D)
June 30, 2015	$2,329,736	30.0%	$1,880,054	18.2%	17.8%	3.5
December 31, 2014	$2,589,748	30.0%	$2,088,330	18.1%	16.1%	3.6

(A)	Represents the May 31, 2015 and November 30, 2014 balances, respectively.

(B)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(C)	Substantially all of the cash flows received on the loans is required to be used to make payments on the notes described above.

(D)	Weighted Average Expected Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

10. DERIVATIVES

As of June 30, 2015, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

As of June 30, 2015, New Residential held to-be-announced forward contract positions (“TBAs”) of $954.0 million in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

As of June 30, 2015, New Residential separately held TBAs of $200 million in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of setoff with the TBA counterparty. New Residential purchased these TBAs during the second quarter, but as the specific securities were not identified as of June 30, 2015, the positions are recorded as a derivative within the Accrued expenses and other liabilities line in the condensed financial statements. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

As a result of ASU No. 2014-11 (Note 2), New Residential determined that, as of January 1, 2015, its linked transactions are accounted for as secured borrowings. As a result, $32.4 million carrying amount of derivatives was removed from the balance sheet and replaced with $116.8 million carrying amount of Non-Agency RMBS, $1.8 million carrying amount of Residential Mortgage Loans, Held-for-Investment, $86.0 million of Repurchase Agreements, and $0.2 million of other liabilities.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivative assets
Real Estate Securities(A)	Derivative assets	$—	$32,090
Non-Performing Loans(A)	Derivative assets	—	312
Interest Rate Caps	Derivative assets	1,701	195
		$1,701	$32,597
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$1,800	$4,985
Interest Rate Swaps	Accrued expenses and other liabilities	14,324	9,235
		$16,124	$14,220

(A)
For December 31, 2014, investments purchased from, and financed by, the selling counterparty that New Residential accounted for as linked transactions are reflected as derivatives. Upon the adoption of ASU No. 2014-11 on January 1, 2015, these transactions are accounted for as secured borrowings.

The following table summarizes notional amounts related to derivatives:

	June 30, 2015	December 31, 2014
Non-Performing Loans(A)	$—	$2,931
Real Estate Securities(B)	—	186,694
TBAs, short position(C)	954,000	1,234,000
TBAs, long position(C)	200,000	—
Interest Rate Caps(D)	2,560,000	210,000
Interest Rate Swaps, short positions(E)	2,144,000	1,107,000

(A)	For December 31, 2014, represents the UPB of the underlying loans of the non-performing loan pools within linked transactions.

(B)	For December 31, 2014, represents the face amount of the real estate securities within linked transactions.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

(D)	Caps LIBOR at 3.0%.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

(E)	Receive LIBOR and pay a fixed rate.

The following table summarizes gains (losses) recorded in relation to derivatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Other income (loss)
Non-Performing Loans(A)	$—	$(985)	$—	$(314)
Real Estate Securities(A)	—	—	—	26
TBAs	1,754	(132)	(1,800)	230
Interest Rate Swaps	(1,737)	(2,276)	(5,089)	(2,386)
U.S.T. Short Positions	—	(408)	—	—
Interest Rate Caps	(1,246)	—	(1,370)	—
	(1,229)	(3,801)	(8,259)	(2,444)
Gain (loss) on settlement of investments
Real Estate Securities(A)	—	—	—	43
TBAs	12,529	(3,824)	(3,504)	(4,002)
Interest Rate Swaps	1,240	—	(5,317)	—
U.S.T. Short Positions	—	176	—	176
	13,769	(3,648)	(8,821)	(3,783)
Total gains (losses)	$12,540	$(7,449)	$(17,080)	$(6,227)

(A)
For December 31, 2014, investments purchased from, and financed by, the selling counterparty that New Residential accounted for as linked transactions are reflected as derivatives. Upon the adoption of ASU No. 2014-11 on January 1, 2015, these transactions are accounted for as secured borrowings.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	June 30, 2015										December 31, 2014
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(B)
Agency RMBS(C)	Various	$1,172,422	$1,172,422	Jul-15 to Aug-15	0.40%	0.1	$1,167,997	$1,206,770	$1,204,179	1.0	$1,707,602
Non-Agency RMBS (D)	Various	659,567	659,567	Jul-15 to Sep-15	1.87%	0.1	2,281,029	901,082	910,802	7.4	539,049
Residential Mortgage Loans(E)	Various	447,940	447,012	Aug-15 to Aug-16	2.95%	0.6	618,216	543,131	540,415	2.7	867,334
Real Estate Owned(F)(G)	Various	82,946	82,784	Aug-15 to Aug-16	3.15%	0.6	N/A	N/A	89,168	N/A	35,105
Consumer Loan Investment(H)	Apr-15	42,976	42,832	Oct-15	3.77%	0.3	N/A	N/A	—	3.5	—
Total Repurchase Agreements		2,405,851	2,404,617		1.44%	0.2					3,149,090
Notes Payable
Secured Corporate Note(I)	May-15	195,590	193,561	Apr-17	5.43%	1.8	101,243,511	230,282	268,951	4.8	—
Servicer Advances(J)	Various	7,687,572	7,667,067	Oct-15 to Jun-18	2.88%	1.1	8,278,685	8,081,258	8,182,400	4.3	2,885,784
Residential Mortgage Loans(K)	Oct-14	22,433	22,433	Oct-15	3.07%	0.3	39,475	23,305	21,601	4.1	22,194
Real Estate Owned	N/A	—	—		—%	—	N/A	N/A	—	N/A	785
Total Notes Payable		7,905,595	7,883,061		2.94%	1.1					2,908,763
Total/ Weighted Average		$10,311,446	$10,287,678		2.59%	0.9					$6,057,853

(A)	Net of deferred financing costs associated with the adoption of ASU No. 2015-03.

(B)	These repurchase agreements had approximately $2.5 million of associated accrued interest payable as of June 30, 2015.

(C)
The counterparties of these repurchase agreements are Citibank ($232.2 million), Morgan Stanley ($77.0 million), Barclays ($96.8 million), Daiwa ($377.2 million) and Jefferies ($389.2 million) and were subject to customary margin call provisions. All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include related trade and other receivables.

(D)
The counterparties of these repurchase agreements are Barclays ($5.4 million), Credit Suisse ($263.7 million), Royal Bank of Canada ($10.2 million), Bank of America, N.A. ($88.7 million), Citibank ($60.6 million), Goldman Sachs ($70.1 million) and UBS ($160.8 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(E)
The counterparties on these repurchase agreements are Barclays ($263.4 million maturing in January 2016), Bank of America N.A. ($61.4 million maturing in August 2016), Nomura ($60.5 million maturing in May 2016), Citibank ($2.7 million maturing in August 2015) and Credit Suisse ($60.0 million maturing in November 2015). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)
The counterparties of these repurchase agreements are Barclays ($68.2 million), Credit Suisse ($0.9 million), Bank of America, N.A. ($3.5 million), Citibank ($0.6 million) and Nomura ($9.8 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(G)
Includes financing collateralized by receivables including claims from FHA on GNMA EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(H)	The repurchase agreement is payable to Bank of America, N.A. and bears interest equal to three-month LIBOR plus 3.50% and is collateralized by New Residential’s interest in consumer loans (Note 9).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

(I)
The loan bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 5.25%. The outstanding face of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.

(J)
$3.1 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.0% to 2.0%.

(K)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the servicer advances, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $2.4 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loan Investment	Other	Total
Balance at December 31, 2014(A)	$2,890,230	$2,246,651	$925,418	$—	$—	$6,062,299
Repurchase Agreements:
Borrowings	—	2,222,172	386,439	42,976	—	2,651,587
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	84,649	1,306	—	—	85,955
Repayments	—	(2,721,483)	(759,298)	—	—	(3,480,781)
Adoption of ASU No. 2015-03	—	—	(1,090)	(144)	—	(1,234)
Notes Payable:
Retrospective adjustment for the adoption of ASU No. 2015-03	(4,446)	—	—	—	—	(4,446)
Borrowings	7,210,317	—	1,632	—	852,419	8,064,368
Repayments	(2,412,975)	—	(2,178)	—	(658,810)	(3,073,963)
Adoption of ASU No. 2015-03	(16,059)	—	—	—	(48)	(16,107)
Balance at June 30, 2015	$7,667,067	$1,831,989	$552,229	$42,832	$193,561	$10,287,678

(A)    Excludes debt related to linked transactions (Note 10).

Servicer Advances

During the six months ended June 30, 2015, the Buyer entered into agreements to increase financing pursuant to one servicer advance facility and one of the notes, which settled in March 2015. The facility increased capacity from $500.0 million to $1.0 billion, and the note increased from $650.0 million to $800.0 million with a fixed interest rate equal to 2.50% and an expected repayment date of March 2017.

In connection with the HLSS Acquisition, New Residential funded the purchase of servicer advances with notes issued under the HSART and HSART II facilities with a number of financial institutions consisting of (i) variable funding notes (“VFNs”) with a borrowing capacity of up to $5.0 billion and (ii) $2.5 billion of term notes (“Term Notes”) issued to institutional investors. The VFNs generally bear interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.0% to 1.6% depending on the class of the notes. The VFNs in the HSART II facility have expected repayment dates in December 2015 and the VFNs in the HSART facility have expected repayment dates in April 2016. The Term Notes generally bear interest at

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

approximately 2.0% and have and expected repayment dates from October 2015 through June 2018. The VFN and the Term Notes are secured by servicer advances, and the financing is nonrecourse, except for customary recourse provisions.

During the second quarter of 2015, New Residential repaid a portion of the VFNs pursuant to the HSART facility with proceeds of new notes issued under a new servicer advance facility. This facility issued a VFN with a borrowing capacity of $0.4 billion. The VFN has an expected repayment date of April 2017. The VFN bears interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.95%. The VFN is secured by servicer advances, and the financing is nonrecourse, except for customary recourse provisions.

Residential Mortgage Loans

During the second quarter of 2015, as a part of the HLSS Acquisition, New Residential acquired a portfolio of non-performing GNMA EBO residential mortgage loans with a UPB of $424.3 million for approximately $418.8 million, financed with a $393.0 million repurchase agreement with Barclays. Borrowings on this facility bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.77% and have an expected repayment date in January 2016. This facility contains customary covenants and event of default provisions.

Consumer Loan Investment

During the second quarter of 2015, New Residential entered into a $43.0 million repurchase agreement with Bank of America, N.A. Borrowings on this facility bear interest equal to the sum of (i) a floating rate index rate equal to three-month LIBOR and (ii) a margin of 3.50%. This facility contains customary covenants and event of default provisions.

Other

During the second quarter of 2015, New Residential entered into an agreement to increase financing on a $100.0 million secured corporate loan with Credit Suisse First Boston Mortgage Capital LLC, an affiliate of Credit Suisse Securities (USA) LLC. The agreement increased capacity from $100.0 million to $205.0 million. The loan bore interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.75%. The loan agreement contained customary covenants and event of default provisions. The loan was repaid in May 2015.

During the second quarter of 2015, New Residential entered into a $165.0 million secured corporate loan with Barclays maturing in April 2016. The loan agreement contained customary covenants and event of default provisions. The loan was repaid in May 2015.

During the second quarter of 2015, New Residential entered into $265.0 million of secured corporate debt with Credit Suisse maturing in July 2015. The loan contained customary covenants and event of default provisions. The loan was repaid in June 2015.

During the second quarter of 2015, New Residential issued a $219.4 million secured corporate note maturing in April 2017. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 5.25% until May 2016, after which the loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 7.25%. The loan agreement contains customary covenants and event of default provisions.

Maturities

New Residential’s debt obligations as of June 30, 2015 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
July 1 through December 31, 2015	$1,203,382	$1,961,575	$3,164,957
2016	4,386,775	396,462	4,783,237
2017	1,654,662	195,590	1,850,252
2018	513,000	—	513,000
	$7,757,819	$2,553,627	$10,311,446

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of June 30, 2015:

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans	$2,275,000	$465,992	$1,809,008
Notes Payable
Servicer Advances(A)	Servicer Advances	11,163,000	7,687,572	3,475,428
		$13,438,000	$8,153,564	$5,284,436

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.4% fee on the unused borrowing capacity.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period or a 35% decline over any 3-month period and a 4:1 indebtedness to tangible net worth provision. New Residential was in compliance with all of its debt covenants as of June 30, 2015.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2015 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$335,643,658	$1,504,422	$—	$—	$1,504,422	$1,504,422
Excess mortgage servicing rights, equity method investees, at fair value(A)	79,731,703	216,112	—	—	216,112	216,112
Servicer advances	8,278,685	8,182,400	—	—	8,182,400	8,182,400
Real estate securities, available-for-sale	3,328,343	1,907,961	—	994,030	913,931	1,907,961
Residential mortgage loans, held-for-investment	62,362	42,741	—	—	43,870	43,870
Residential mortgage loans, held-for-sale	599,610	523,018	—	—	524,105	524,105
Non-hedge derivatives	2,560,000	1,701	—	1,701	—	1,701
Cash and cash equivalents	432,007	432,007	432,007	—	—	432,007
Restricted cash	134,735	134,735	134,735	—	—	134,735
		$12,945,097	$566,742	$995,731	$11,384,840	$12,947,313
Liabilities:
Repurchase agreements	$2,405,851	$2,404,617	$—	$1,831,989	$573,862	$2,405,851
Notes payable	7,905,595	7,883,061	—	—	7,908,842	7,908,842
Derivative liabilities	3,298,000	16,124	—	16,124	—	16,124
		$10,303,802	$—	$1,848,113	$8,482,704	$10,330,817

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Non-Agency	Servicer Advances	Non-Agency RMBS	Linked Transactions	Total
Balance at December 31, 2014	$217,519	$200,214	$232,618	$98,258	$3,270,839	$723,000	$32,402	$4,774,850
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Transfers from investments in excess mortgage servicing rights, equity method investees, to investments in excess mortgage servicing rights	—	98,258	—	(98,258)	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment (“OTTI”) on securities(D)	—	—	—	—	—	(1,720)	—	(1,720)
Included in change in fair value of investments in excess mortgage servicing rights(D)	5,425	(6,830)	—	—	—	—	—	(1,405)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	8,016	—	—	—	—	8,016
Included in change in fair value of investments in servicer advances	—	—	—	—	16,893	—	—	16,893
Included in gain on settlement of investments, net	—	—	—	—	—	3,808	—	3,808
Included in other income(D)	1,577	—	—	—	—	—	—	1,577
Gains (losses) included in other comprehensive income, net of tax(E)	—	—	—	—	—	(560)	—	(560)
Interest income	13,176	36,221	—	—	150,937	23,196	—	223,530
Purchases, sales, repayments and transfers
Purchases	129,098	919,531	—	—	11,404,992	490,438	—	12,944,059
Proceeds from sales	—	—	—	—	—	(389,719)	—	(389,719)
Proceeds from repayments	(25,268)	(84,499)	(24,522)	—	(6,661,261)	(51,344)	—	(6,846,894)
De-linked transactions(F)	—	—	—	—	—	116,832	(32,402)	84,430
Balance at June 30, 2015	$341,527	$1,162,895	$216,112	$—	$8,182,400	$913,931	$—	$10,816,865

(A)	Includes the Recapture Agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of each respective period.

(D)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(E)	These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

(F)	See Note 10 for a discussion of transactions formerly accounted for as linked transactions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Investments in Excess MSRs and Excess MSRs Equity Method Investees Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of June 30, 2015:

	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Speed(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)
Agency
Original and Recaptured Pools	10.6%	4.2%	32.7%	22
Recapture Agreement	7.7%	4.6%	20.0%	24
	10.3%	4.2%	31.4%	22
Non-Agency(F)
Nationstar and SLS Serviced:
Original and Recaptured Pools	12.7%	N/A	10.3%	21
Recapture Agreement	7.5%	N/A	20.0%	20
Ocwen Serviced Pools	9.4%	N/A	—%	14
	10.0%	N/A	2.3%	17
Total/Weighted Average--Directly Held	10.1%	4.2%	7.9%	18

Held through Equity Method Investees (Note 5)
Agency
Original and Recaptured Pools	12.7%	6.4%	33.4%	19
Recapture Agreement	7.7%	4.5%	20.0%	23
Total/Weighted Average--Held through Investees	11.9%	6.1%	31.2%	19

Total/Weighted Average--All Pools	10.4%	4.6%	12.4%	18

(A)	Weighted by amortized cost basis of the mortgage loan portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee.

(F)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

As of June 30, 2015, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the servicer advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed	Delinquency	Mortgage Servicing Amount(A)		Discount Rate
June 30, 2015	2.4%	10.6%	14.2%	19.5	bps	5.5%

(A)	Mortgage servicing amount excludes the amounts New Residential pays its servicers as a monthly servicing fee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Real Estate Securities Valuation

As of June 30, 2015, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$958,141	$991,514	$994,030	$—	$994,030	2
Non-Agency RMBS(C)	2,370,202	902,005	901,377	12,554	913,931	3
Total	$3,328,343	$1,893,519	$1,895,407	$12,554	$1,907,961

(A)
Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. Management selected one of the quotes received as being most representative of the fair value and did not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes New Residential receives. Management believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, management selects one of the quotes which is believed to more accurately reflect fair value. New Residential never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. New Residential’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

(B)	Management was unable to obtain quotations from more than one source on these securities. The one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At June 30, 2015 and December 31, 2014, assets measured at fair value on a nonrecurring basis were $259.2 million and $666.6 million, respectively. The $259.2 million and the $666.6 million include approximately $233.9 million and $610.1 million of residential mortgage loans held-for-sale and $25.3 million and $56.5 million of REO, respectively. The fair value of New Residential’s mortgage loans held-for-sale are estimated based on a discounted cash flow model analysis using internal pricing models and categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2015:

June 30, 2015	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Non-performing Loans	$233,881	5.6%	3.1	2.1%	N/A	29.4%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion are generally 10%.

The total change in the recorded value of assets for which a fair value adjustment was included in the Consolidated Statements of Income for the six months ended June 30, 2015 was a reduction of approximately $2.7 million and $2.9 million for residential mortgage loans held-for-sale and REO, respectively.

Residential Mortgage Loans for Which Fair Value is Only Disclosed

The fair value of New Residential’s residential mortgage loans are estimated based on a discounted cash flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing residential mortgage loans as of June 30, 2015:

	Carrying Value	Fair Value	Valuation Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$21,601	$21,601	$186	10.0%	4.1	N/A	N/A	6.9%
Performing Loans	21,140	22,269	118	7.9%	5.7	5.6%	2.9%	56.9%
Non-performing Loans	289,137	290,224	N/A	5.0%	3.0	—%	N/A	—%
Total/Weighted Average	$331,878	$334,094	$304	5.5%	3.2			4.1%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

Short-term repurchase agreements and short-term notes payable have an estimated fair value equal to their carrying value due to their short duration and generally floating interest rates. Longer-term notes payable are valued based on internal models utilizing both observable and unobservable inputs. As of June 30, 2015, the notes payable have an estimated fair value of $7,908.8 million and a carrying value of $7,883.1 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

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

In April 2015, New Residential issued the New Residential Acquisition Common Stock in connection with the HLSS Acquisition (Note 1).

In April 2015, New Residential issued 29,213,020 shares of its common stock in a public offering at a price to the public of $15.25 per share for net proceeds of approximately $436.1 million. One of New Residential’s executive officers participated in this offering and purchased 250,000 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering and the New Residential Acquisition Common Stock issued in the HLSS Acquisition, New Residential granted options to the Manager to purchase 5,750,000 shares of New Residential’s common stock at a price of $15.25, which had a fair value of approximately $8.9 million as of the grant date. The assumptions used in valuing the options were: a 2.02% risk-free rate, a 6.71% dividend yield, 24.04% volatility and a 10 year term.

In June 2015, New Residential issued 27.9 million shares of its common stock in a public offering at a price to the public of $15.88 per share for net proceeds of approximately $442.6 million. One of New Residential’s executive officers participated in this offering and purchased 9,100 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager to purchase 2.8 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $3.7 million as of the grant date. The assumptions used in valuing the options were: a 2.61% risk-free rate, a 7.81% dividend yield, 23.73% volatility and a 10 year term. In addition, the Manager and its employees exercised an aggregate of 6.2 million options and were issued an aggregate of 3.6 million shares of New Residential’s common stock in a cashless exercise, which were sold to third parties in a simultaneous secondary offering.

In July 2015, one former employee of the Manager exercised an aggregate of 37,500 options and received 20,227 shares of New Residential’s common stock in a cashless exercise.

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

On May 14, 2015, New Residential’s board of directors declared a second quarter 2015 dividend of $0.45 per common share or $89.5 million, which was paid on July 24, 2015 to stockholders of record as of May 26, 2015.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2015.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Option Plan

As of June 30, 2015, New Residential’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011-2015	Total
Held by the Manager	343,440	10,557,860	10,901,300
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	90,560	1,421,747	1,512,307
Issued to the independent directors	1,000	4,000	5,000
Total	435,000	11,983,607	12,418,607

The following table summarizes New Residential’s outstanding options as of June 30, 2015. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended June 30, 2015 was $15.24 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Options	Options Exercisable as of June 30, 2015	Weighted Average Exercise Price(B)	Intrinsic Value as of June 30, 2015 (millions)
Directors	Various	6,000	5,000	$17.54	$—
Manager(C)	2003 - 2007	1,226,555	434,000	31.36	—
Manager(C)	Mar-11	838,417	—	6.58	—
Manager(C)	Sep-11	1,269,917	—	4.98	—
Manager(C)	Apr-12	948,750	17,500	6.82	0.10
Manager(C)	May-12	1,150,000	21,750	7.34	0.20
Manager(C)	Jul-12	1,265,000	23,250	7.34	0.20
Manager(C)	Jan-13	2,875,000	759,866	10.24	3.80
Manager(C)	Feb-13	1,150,000	1,073,331	11.48	4.00
Manager(C)	Apr-14	1,437,500	670,833	12.20	2.00
Manager(C)	Apr-15	2,828,698	188,580	15.25	—
Manager(C)	Apr-15	2,921,302	194,753	15.25	—
Manager(C)	Jun-15	2,793,539	—	15.88	—
Exercised(D)	2013-2015	(7,499,518)	N/A	7.60	N/A
Expired unexercised	2013-2015	(792,553)	N/A	N/A	N/A
Outstanding		12,418,607	3,388,863

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The strike prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2005-2007	$29.92 to $33.80	90,560
2012	$6.82 to $7.34	62,501
2013	$10.24 to $11.48	1,100,496
2014	$12.20	258,750
Total		1,512,307

(D)	Exercised by employees of Fortress, subsequent to their assignment, or by directors. The options exercised had an intrinsic value of $60.0 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the three and six months ended June 30, 2015, based on the treasury stock method, New Residential had 4,259,059 and 3,869,894 dilutive common stock equivalents outstanding, respectively. During the three and six months ended June 30, 2014, based on the treasury stock method, New Residential had 3,202,674 and 3,228,568 dilutive common stock equivalents outstanding, respectively.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investments in servicer advances (Note 6).

14. COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be a defendant in legal actions from transactions conducted in the ordinary course of business. As of June 30, 2015, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to management’s knowledge, is any material litigation currently threatened against New Residential, except as described below.

Following the HLSS Acquisition (see Note 1 for related defined terms), material potential claims, lawsuits, and other proceedings, of which New Residential is currently aware, are as follows. New Residential has not accrued losses in connection with these legal contingencies because management does not believe there is probable and reasonably estimable loss.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these three lawsuits were consolidated into a single action, which is referred to as the “New York Action.” On April 28, 2015, lead plaintiffs, lead counsel and liaison counsel were appointed in the New York Action. On July 17, 2015, lead plaintiffs filed a consolidated class action complaint.

The New York Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the New York Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. New Residential intends to vigorously defend the New York Action.

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
June 30, 2015
(dollars in tables in thousands, except share data)

purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others.

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of HLSS entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.) (the “HLSS Derivative Action”). The lawsuit names as defendants HLSS directors John P. Van Vlack, Robert J. McGinnis, Kerry Kennedy, Richard J. Lochrie, and David B. Reiner (collectively, the “Director Defendants”), New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty and good faith and the duty to act in the best interests of HLSS under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to HLSS’s shareholders, (ii) included unfair deal protection devices, (iii) and was the result of an inadequate process due to conflicts of interest. On July 8, 2015, the complaint was voluntarily dismissed without prejudice.

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

Capital Commitments — As of June 30, 2015, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to June 30, 2015):

Excess MSRs — As of June 30, 2015, New Residential had outstanding capital commitments related to the acquisition of Excess MSRs on portfolios of Agency residential mortgage loans as discussed in Note 18. See Notes 4 and 5 for information on New Residential’s investments in Excess MSRs.
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
June 30, 2015
(dollars in tables in thousands, except share data)

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

In addition, effective May 15, 2013, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, and gains (or losses) from debt restructuring and gains (or losses) from sales of property and other assets, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Newcastle on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Newcastle’s prior performance.

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

Due to affiliates is comprised of the following amounts:

	June 30, 2015	December 31, 2014
Management fees	$3,114	$1,710
Incentive compensation	6,084	54,334
Expense reimbursements and other	472	1,380
	$9,670	$57,424

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

Affiliate expenses and fees were comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Management fees	$8,371	$4,915	$13,497	$9,401
Incentive compensation	2,391	18,863	6,084	22,201
Expense reimbursements(A)	125	125	250	250
Total	$10,887	$23,903	$19,831	$31,852

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

On May 7, 2015, New Residential entered into the Third Amended and Restated Management and Advisory Agreement with the Manager, which amends and restates the Second Amended and Restated Management and Advisory Agreement, dated as of August 5, 2014, in order to amortize certain non-capitalized transaction-related expenses over time in the computation of incentive compensation. The impact of this change on the six months ended June 30, 2015 was to increase incentive compensation by $3.3 million.

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of June 30, 2015, 63.0% and 35.6% of the UPB of the loans underlying New Residential’s investments in Excess MSRs and servicer advances, respectively, was serviced or master serviced by Nationstar. As of June 30, 2015, a total face amount of $2.3 billion of New Residential’s Non-Agency RMBS portfolio and approximately $29.0 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $8.8 billion as of June 30, 2015. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $86.0 billion whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of June 30, 2015, $309.9 million UPB of New Residential’s residential mortgage loans and $19.3 million of New Residential’s REO were being serviced by Nationstar. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with Springleaf and Note 5 regarding co-investments with Fortress-managed funds.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of investments, net	$17,921	$(57,284)	$(6,776)	$(61,776)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	649	615	1,720	943
Total reclassifications		$18,570	$(56,669)	$(5,056)	$(60,833)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current:
Federal	$(106)	$2,236	$630	$2,453
State and Local	64	1,514	(1,092)	1,584
Total Current Income Tax Expense (Benefit)	(42)	3,750	(462)	4,037
Deferred:
Federal	13,281	13,236	11,958	13,236
State and Local	1,067	4,409	(617)	4,409
Total Deferred Income Tax Expense (Benefit)	14,348	17,645	11,341	17,645
Total Income Tax Expense (Benefit)	$14,306	$21,395	$10,879	$21,682

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

On April 6, 2015, as a part of the purchase price allocation related to the HLSS Acquisition (Note 1), New Residential recorded an increase to its deferred tax asset of $186.8 million. The deferred tax asset primarily relates to the difference in the book basis and tax basis of New Residential’s investment in servicer advances. Management believes that such deferred tax asset is more likely than not to be realized and, therefore, no valuation allowance has been recorded against such deferred tax asset as of June 30, 2015.

New Residential has recorded a net deferred tax asset of approximately $159.2 million as of June 30, 2015.

18. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2015 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Excess MSRs

On July 16, 2015, New Residential invested approximately $2.4 million to acquire a 33.3% interest in the Excess MSRs on a portfolio of Freddie Mac residential mortgage loans with an aggregate UPB of $0.8 billion. Fortress-managed funds and Nationstar each agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer agreed to perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
(dollars in tables in thousands, except share data)

the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential, the Fortress-managed funds and Nationstar, subject to certain limitations.

Servicer Advances

Subsequent to June 30, 2015 and prior to August 10, 2015, the Buyer purchased a total of $277.4 million of servicer advances and recovered $457.5 million of existing servicer advances.  Notes payable outstanding decreased by $162.0 million and restricted cash decreased approximately $0.4 million in relation to these fundings. Additionally, the Buyer paid $3.8 million to Nationstar as a contractual incentive fee.

Subsequent to June 30, 2015 and prior to August 10, 2015, New Residential purchased a total of $25.8 million of SLS servicer advances and recovered $44.9 million of existing SLS servicer advances. Notes payable outstanding decreased by $16.9 million and restricted cash decreased approximately $0.05 million in relation to these fundings.

Subsequent to June 30, 2015 and prior to August 10, 2015, New Residential purchased a total of $1.3 billion of Ocwen servicer advances and recovered $1.7 billion of existing Ocwen servicer advances. Notes payable outstanding decreased by $271.5 million and restricted cash decreased approximately $15.5 million in relation to these fundings.

Real Estate Securities

Subsequent to June 30, 2015, New Residential acquired Non-Agency RMBS with an aggregate face amount of approximately $157.2 million for approximately $114.1 million, financed with repurchase agreements. New Residential sold no Agency or Non-Agency RMBS.

Subsequent to June 30, 2015, New Residential financed an additional $942.0 million of Agency RMBS within various repurchase facilities as a result of the closing of prior purchases. Additionally, New Residential paid down $955.1 million of Agency RMBS repurchase facilities with proceeds from the outstanding open trades receivable. Finally, New Residential rolled $206.9 million within various repurchase facilities to mature August 2015.

Subsequent to June 30, 2015, New Residential financed an additional $69.2 million of Non-Agency RMBS within various repurchase facilities as a result of purchases. New Residential also rolled $490.8 million of its Non-Agency RMBS repurchase facilities to mature between August 2015 and November 2015.

Derivatives

Subsequent to June 30, 2015, New Residential entered into one separate interest rate swap agreement with a single counterparty with a $300 million notional amount to further hedge a portion of its interest rate exposure.

Corporate Activities

On May 14, 2015, New Residential’s board of directors declared a second quarter 2015 dividend of $0.45 per common share or $89.5 million, which was paid on July 24, 2015 to stockholders of record as of May 26, 2015.

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

Since 2010, banks have sold or committed to sell MSRs totaling more than $3 trillion. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. Approximately 73% of MSRs were owned by banks as of the first quarter of 2015, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe the volume of MSR sales is likely to be elevated for some period of time.

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

Interest rates have been volatile. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. Prepayment speeds and delinquencies could increase in the current interest rate environment as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reasons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the second quarter of 2015, the fair value of our investments in Excess MSRs (directly and through equity method investees) decreased by $1.1 million and the weighted average discount rate of the portfolio increased to 9.8%, primarily as a result of the HLSS Acquisition since the Excess MSRs acquired from HLSS were valued using a higher discount rate.

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

Beginning in April 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the first quarter of 2015, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public trusts or PLS, and are referred to as Non-Agency RMBS.

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

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of June 30, 2015 was 2.60%, compared to 1.87% as of December 31, 2014. The net interest spread on our Non-Agency RMBS portfolio as of June 30, 2015 was 2.92%, compared to 1.85% as of December 31, 2014. These spreads changed primarily as a result of higher yields from new securities purchased during 2015.

We hold call rights on Non-Agency residential mortgage securitizations which become exercisable once the current collateral balance reduces below a certain threshold of the original balance. We believe a call right is profitable when aggregate loan value is greater than the sum of par on the loans minus any discount from acquired bonds, plus expenses related to such exercise. Profit with respect to our call rights is generated by selectively retaining loans that meet our return thresholds or re-securitizing or selling performing loans for a gain and, prior to exercise, purchasing certain underlying Non-Agency RMBS tranches at a discount to par.  Upon exercise, we are able to realize any remaining accretion to par. As interest rates increase, we expect the value of our call rights could decrease. We continue to evaluate the call rights we acquired from our servicers, and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. See “Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party also possessing such cleanup call rights exercises such rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.”

In November 2013, we made our first investment in non-performing loans. We have continued to invest in the non-performing loan sector, while also opportunistically selling assets. The scope of our involvement will fluctuate depending on our Manager’s assessment of relative value compared with alternative investment opportunities, as well as the volume of non-performing loans acquired as a result of calling Non-Agency residential mortgage securitizations.

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

Credit spreads increased, or “widened,” during the second quarter of 2015 relative to the first quarter of 2015, which has had an unfavorable impact on the value of our securities and loan portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “—Quantitative and Qualitative Disclosures About Market Risk.”

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

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$415,375,361	$1,564,258	12.9%	$1,720,534	5.8
Servicer Advances(B)	8,278,685	8,081,258	66.6%	8,182,400	4.3
Agency RMBS(C)	958,141	991,514	8.2%	994,030	7.5
Non-Agency RMBS(C)	2,370,202	902,005	7.4%	913,931	7.6
Residential Mortgage Loans	661,972	568,495	4.7%	565,759	3.2
Real Estate Owned	N/A	23,510	0.2%	25,327	N/A
Consumer Loans(B)	2,329,736	N/A	N/A	—	3.5
Total/Weighted Average		$12,131,040	100.0%	$12,401,981	5.0

Reconciliation to GAAP total assets:
Cash and restricted cash				566,742
Derivative assets				1,701
Trade receivable				986,532
Deferred tax asset				159,232
Other assets				278,610
GAAP total assets				$14,394,798

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

(C)	Amortized cost basis is net of impairment.

Servicing Related Assets

Excess MSRs

As of June 30, 2015, we had approximately $1.7 billion estimated carrying value of Excess MSRs (held directly and through joint ventures). As of June 30, 2015, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $415.4 billion.
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

Nationstar is the servicer of $261.9 billion UPB of the loans underlying our investments in Excess MSRs through June 30, 2015, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20% to 35% interest in the Excess MSRs and all ancillary income associated with the portfolios.

In December 2014, we agreed to acquire 50% of the Excess MSRs, all of the servicer advances and related Advance Fee and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS Transaction was $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for servicer advances and Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included servicer advances and Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts. SLS continues to service the loans in exchange for a servicing fee of 10.75 bps and an SLS Incentive Fee which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

On April 6, 2015, we acquired Excess MSRs in connection with the HLSS Acquisition (Note 1 to our Condensed Consolidated Financial Statements included herein).

Each of our Excess MSR investments serviced by Nationstar and SLS is subject to a recapture agreement with Nationstar. Under such recapture agreements, we are generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. In other words, we are generally entitled to a pro rata interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Nationstar of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Nationstar of a previously recaptured loan. We have a similar recapture agreement with Ocwen; however, this agreement allows for Ocwen to retain the Excess MSR on recaptured loans up to a threshold and no payments have been made to us under such arrangement to date.

The tables below summarize the terms of our investments in Excess MSRs completed as of June 30, 2015.

Summary of Direct Excess MSR Investments as of June 30, 2015

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$98.9	$80.9	30	bps	22	bps	32.5% - 66.7%	$332.7	$291.3
Recapture Agreements	—	—	33		24		32.5% - 66.7%	—	50.2
	98.9	80.9	30		22			332.7	341.5
Non-Agency(C)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.8	$103.8	35	bps	21	bps	33.3% - 80%	$328.8	$258.7
Recapture Agreements	—	—	26		20		33.3% - 80%	—	17.0
Ocwen Serviced Pools	156.4	150.9	43		14		100.0%	919.5	887.2
	305.2	254.7	40		17			1,248.3	1,162.9
Total/Weighted Average	$404.1	$335.6	37		18			$1,581.0	$1,504.4

(A)
The MSR is a weighted average as of June 30, 2015, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant). The average is weighted by the amortized cost basis of the mortgage loan portfolio.

(B)	As of June 30, 2015.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2015 (Note 6 to our Condensed Consolidated Financial Statements included herein).

Summary Excess MSR Investments Through Equity Method Investees as of June 30, 2015

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		NRZ Interest in Investee (%)	Investee Interest in Excess MSR (%)	NRZ Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$79.7	32	bps	19	bps	50.0%	66.7%	33.3%	$344.9
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	76.8
Total/Weighted Average	$125.2	$79.7	32		19					$421.7

(A)	The MSR is a weighted average as of June 30, 2015, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of June 30, 2015.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2015 (Note 6 to our Condensed Consolidated Financial Statements included herein).

The following table summarizes our Excess MSR investments closed subsequent to June 30, 2015:

Summary of Excess MSR Investments closed subsequent to June 30, 2015

				MSR Component(A)
	Commitment Date	Initial UPB (bn)	Current UPB (bn)(B)	MSR (bps)		Excess MSR (bps)		Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)
Agency	May-15	$0.8	$0.8	29	bps	22	bps	33.3%	$2.4
Total/Weighted Average		$0.8	$0.8						$2.4

(A)	The MSR is a weighted average as of the date the transaction closed and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of the date the transaction closed.

As of June 30, 2015, we have remaining commitments to purchase approximately $28.9 billion UPB of legacy Agency Excess MSRs, subject to the completion of definitive documentation between the servicer and the applicable seller of the related MSR and definitive documentation between us and with the servicer.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of June 30, 2015 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Agency
Original Pools	$241,135	$98,862,438	$74,744,375	474,220	706	4.3%	285	79	11.5%	19.8%	18.5%	1.6%	17.2%
Recaptured Loans	50,153	—	6,152,125	35,352	723	4.5%	303	18	0.3%	12.0%	8.0%	0.7%	13.3%
Recapture Agreement	50,239	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$341,527	$98,862,438	$80,896,500	509,572	708	4.4%	287	72	10.6%	19.0%	17.4%	1.5%	17.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	248,394	148,839,262	102,622,982	531,442	669	4.4%	274	114	46.5%	16.5%	10.5%	6.7%	9.6%
Recaptured Loans	10,335	—	1,189,320	5,180	743	4.2%	294	13	4.0%	11.8%	11.3%	—%	23.0%
Recapture Agreement	16,952	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	887,214	156,374,134	150,934,856	990,508	639	4.7%	255	117	20.6%	10.1%	6.0%	4.3%	—%
	$1,162,895	$305,213,396	$254,747,158	1,527,130	647	4.6%	260	116	31.0%	11.7%	7.1%	4.9%	2.7%
Total/Weighted Average	$1,504,422	$404,075,834	$335,643,658	2,036,702	657	4.6%	264	109	26.1%	12.9%	8.8%	4.4%	6.3%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.1%	1.2%	0.8%	2.3%	0.6%	0.5%
Recaptured Loans	1.4%	0.3%	0.2%	0.4%	0.1%	—%
Recapture Agreement	—	—	—	—	—	—
	3.8%	1.1%	0.7%	2.1%	0.6%	0.5%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	8.3%	2.2%	2.9%	11.8%	2.1%	3.0%
Recaptured Loans	0.7%	0.1%	—%	0.1%	—%	—%
Recapture Agreement	—	—	—	—	—	—
Ocwen Serviced Pools(H)	7.7%	4.0%	6.4%	9.5%	2.0%	2.4%
	7.8%	3.5%	5.5%	10.1%	2.0%	2.5%
Total/Weighted Average	7.2%	3.2%	4.8%	8.9%	1.8%	2.2%

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

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of June 30, 2015 (Note 6 to our condensed consolidated financial statements included herein).

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $4.0 billion of UPB are as of May 31, 2015.

The following table summarizes the collateral characteristics as of June 30, 2015 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	One Month CPR(C)	One Month CRR(D)	One Month CDR(E)	One Month Recapture Rate
Agency
Original Pools	$279,680	$125,191,420	$68,929,723	33.3%	535,540	685	5.0%	286	87	10.5%	26.7%	21.7%	3.1%	25.6%
Recaptured Loans	65,176	—	10,801,980	33.3%	68,113	697	4.4%	304	21	0.6%	9.6%	9.0%	0.3%	36.4%
Recapture Agreement	76,817	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/ Weighted Average	$421,673	$125,191,420	$79,731,703		603,653	686	4.9%	288	78	9.2%	24.8%	20.2%	2.8%	26.2%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.3%	1.5%	1.2%	4.6%	1.4%	0.9%
Recaptured Loans	2.8%	0.7%	0.4%	0.5%	—%	0.1%
Recapture Agreement	—	—	—	—	—	—
Total/Weighted Average	5.0%	1.4%	1.1%	4.0%	1.2%	0.7%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	One Month CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(D)	One Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(E)	One Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(F)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.

Servicer Advances

In December 2013, we made our first investment in servicer advances. We made the investment through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors. The Buyer acquired from Nationstar a pool of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on a pool of Non-Agency mortgage loans. In exchange, the Buyer (i) paid the “Initial Purchase Price”, and (ii) agreed to purchase future servicer advances related to the loans at par. The Initial Purchase Price was equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.”

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

On April 6, 2015, we acquired servicer advances in connection with the HLSS Acquisition (Note 1 to our Condensed Consolidated Financial Statements included herein).

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2015					Six Months Ended June 30, 2015
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances	$8,081,258	$8,182,400	5.5%	5.6%	4.3	$16,893

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding our servicer advances, and related financing, as of June 30, 2015 (dollars in thousands):

					Loan-to-Value		Cost of Funds(B)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes Payable	Gross	Net(A)	Gross	Net
June 30, 2015
Servicer advances(C)	$238,526,743	$8,278,685	3.5%	$7,687,572	92.9%	91.6%	3.0%	2.2%

(A)	Ratio of face amount of borrowings to value of servicer advance collateral, net of any interest reserve.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	The following types of advances comprise the investment in servicer advances:

June 30, 2015
Principal and interest advances	$2,467,831
Escrow advances (taxes and insurance advances)	4,135,900
Foreclosure advances	1,674,954
Total	$8,278,685

The following table sets forth information specifically regarding the Buyer (and excludes the SLS Transaction and HLSS Acquisition) (dollars in thousands):

As of June 30, 2015
Advances Purchased	$5,184,860
Activity Since Purchase	(2,643,108)
Ending Advance Balance	$2,541,752
Net Debt(A)	$2,392,986
Total Equity Invested(B)	$702,359
Distributions Since Purchase	$470,958
Net Equity Invested(B)	$231,401
New Residential’s Equity % in Buyer(C)	44.5%
Co-investors’ Equity % in Buyer(C)	55.5%

(A)	Outstanding debt net of restricted cash.

(B)	Includes working capital.

(C)	Based on cash basis equity.

Subsequent to June 30, 2015 and prior to August 10, 2015, the Buyer funded a total of $277.4 million of servicer advances and recovered $457.5 million of existing servicer advances. Notes payable outstanding decreased by $162.0 million and restricted cash decreased approximately $0.4 million in relation to these fundings. Additionally, we paid $3.8 million of contractual incentive fees.

Subsequent to June 30, 2015 and prior to August 10, 2015, we funded a total of $25.8 million of SLS servicer advances and recovered $44.9 million of existing SLS servicer advances. Notes payable outstanding decreased by $16.9 million and restricted cash decreased approximately $0.05 million in relation to these fundings.

Subsequent to June 30, 2015 and prior to August 10, 2015, we purchased a total of $1.3 billion of Ocwen servicer advances and recovered $1.7 billion of existing Ocwen servicer advances. Notes payable outstanding decreased by $271.5 million and restricted cash decreased approximately $15.5 million in relation to these fundings.

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of June 30, 2015, we owned approximately 44.5% of the Buyer.

In the event that any member does not fund its capital contribution, each other member has the right, but not the obligation, to make pro rata capital contributions in excess of its stated commitment, provided that any member’s decision not to fund any such capital contribution will result in a reduction of its membership percentage.

Servicing Fee

Nationstar, SLS and Ocwen remain the named servicers under the applicable servicing agreements and will continue to perform all servicing duties for the related mortgage loans. The Buyer, or the related NRZ subsidiary, as applicable, has the right, but not the obligation, to become the named servicer with respect to its investments, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer. In exchange for their services, we pay Nationstar, SLS and Ocwen a monthly servicing fee representing a portion of the amounts from the purchased basic fee.

The Nationstar Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of June 30, 2015 is equal to approximately 9.3%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.5 basis points on a weighted average basis as of June 30, 2015. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 24.8 bps, based on the servicing fee collections of the underlying loans.

Targeted Return/Incentive fee

The Targeted Return and the Performance Fee, with respect to Nationstar, are designed to achieve three objectives: (i) provide a reasonable risk-adjusted return to the Buyer based on the expected amount and timing of estimated cash flows from the purchased basic fee and advances, with both upside and downside based on the performance of the investment, (ii) provide Nationstar with a sufficient fee to compensate it for acting as servicer, and (iii) provide Nationstar with an incentive to effectively service the underlying loans. The Targeted Return implements these objectives by allocating payments in respect of the purchased basic fee between the Buyer and Nationstar. The SLS Incentive Fee functions in the same fashion with respect to the SLS Transaction. Ocwen also receives a performance-based incentive fee (the “Ocwen Incentive Fee”) based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

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

The Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Performance Fee. If the amount necessary to achieve the Targeted Return is greater than the Retained Amount but less than Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Performance Fee. Performance Fee payments were made to Nationstar in the amount of $25.5 million during the six months ended June 30, 2015.

The SLS Incentive Fee is equal to up to 4.0 bps on the UPB of the underlying loans, depending on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

The Ocwen Incentive Fee payable in any month is reduced if the advance ratio exceeds a predetermined level for that month. If the advance ratio is exceeded in any month, any performance-based incentive fee payable for such month will be reduced by 1-month LIBOR plus 2.75% (or 275 basis points) per annum of the amount of any such excess servicer advances.

Residential Securities and Loans

Real Estate Securities

As of June 30, 2015, we had approximately $3.3 billion face amount of real estate securities, including $958.1 million of Agency RMBS and $2.4 billion of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $217.2 million for Agency RMBS and approximately $0.7 billion for Non-Agency RMBS. As of June 30, 2015, a total face amount of $2.3 billion of our Non-Agency portfolio and approximately $29.0 million of our Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $8.8 billion as of June 30, 2015. We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $86.0 billion whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS with an aggregate UPB of underlying mortgage loans of approximately $1.9 billion. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Ocwen with an aggregate UPB of underlying mortgage loans of approximately $107.1 billion.

We continue to evaluate the call rights we acquired from each of our servicers, and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. See “Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party also possessing such cleanup call rights exercises such rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.” The actual UPB of the mortgage loans on which we can successfully exercise call rights and realize the benefits therefrom may differ materially from our initial assumptions.

On June 25, 2015, we exercised our call rights related to eighteen Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. We owned $13.7 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $9.1 million prior to the repayment. See Note 8 for further details on this transaction.

Subsequent to June 30, 2015, we acquired Non-Agency RMBS with an aggregate face amount of approximately $157.2 million for approximately $114.1 million, financed with repurchase agreements. We sold no Agency or Non-Agency RMBS.

Subsequent to June 30, 2015, we financed an additional $942.0 million of Agency RMBS within various repurchase facilities as a result of the closing of prior purchases. Additionally, we paid down $955.1 million of Agency RMBS repurchase facilities with proceeds from the outstanding open trades receivable. Finally, we rolled $206.9 million within various repurchase facilities to mature August 2015.

Subsequent to June 30, 2015, we financed an additional $69.2 million of Non-Agency RMBS within various repurchase facilities as a result of purchases. We also rolled $490.8 million of our Non-Agency RMBS repurchase facilities to mature between August 2015 and November 2015.

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of June 30, 2015 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$204,341	$220,238	$91	$(2,683)	$217,646	$217,325
Agency Specified Pools	753,800	771,276	5,108	—	776,384	—
Agency RMBS	$958,141	$991,514	$5,199	$(2,683)	$994,030	$217,325

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of June 30, 2015 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	25	$204,341	$220,238	100.0%	$217,646	2.4%	1.8%	5.0%	2.0%	8.9%	5

(A)
Of these investments, 96.0% reset based on 12 month LIBOR index, 2.0% reset based on 1 month LIBOR, and 2.0% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 98.0% of these securities will reset annually and 2.0% will reset semi-annually.

(B)
Represents the maximum change in the coupon at the end of the fixed rate period for 5 securities (21.1% of the current face of this category). The remaining 20 securities (78.9% of the current face of this category) are not applicable, as they are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of June 30, 2015 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3 Month CPR(B)
Pre-2006	3	$10,879	$11,727	1.2%	$11,530	5.5	12.4%
2006	1	2,518	2,699	0.3%	2,697	5.3	0.3%
2007	2	4,005	4,342	0.4%	4,272	5.7	17.5%
2008	3	6,792	7,432	0.7%	7,225	5.3	20.3%
2009	3	19,122	20,684	2.1%	20,392	5.2	12.2%
2010	10	99,771	107,673	10.9%	106,492	5.4	20.4%
2011	1	4,663	4,663	0.5%	4,687	6.3	10.4%
2012 and later	5	810,391	832,294	83.9%	836,735	7.9	1.9%
Total/Weighted Average	28	$958,141	$991,514	100.0%	$994,030	7.5	4.5%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of June 30, 2015:

Net Interest Spread(A)
Weighted Average Asset Yield	3.00%
Weighted Average Funding Cost	0.40%
Net Interest Spread	2.60%

(A)	The Agency RMBS portfolio consists of 22.2% floating rate securities and 77.8% fixed rate securities. See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2015 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$2,370,202	$902,005	$18,668	$(6,742)	$913,931	$659,567

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2015 (dollars in thousands):

	Non- Agency RMBS Characteristics
Vintage(A)	Average Minimum Rating(B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(C)	Excess Spread(D)	Weighted Average Life (Years)	Weighted Average Coupon
Pre 2004	B	85	$171,537	$128,312	14.2%	$130,453	23.2%	3.1%	3.1	4.9%
2004	B-	35	149,587	102,975	11.4%	109,846	11.9%	1.7%	6.7	3.4%
2005	CC	23	345,257	266,511	29.6%	269,000	14.2%	3.0%	10.7	0.7%
2006 and later	BB-	24	1,703,821	404,207	44.8%	404,632	7.6%	1.9%	7.2	2.8%
Total/Weighted Average	B-	167	$2,370,202	$902,005	100.0%	$913,931	12.7%	3.2%	7.6	2.6%

	Collateral Characteristics(E)
Vintage(A)	Average Loan Age (years)	Collateral Factor(F)	3 month CPR(G)	Delinquency(H)	Cumulative Losses to Date
Pre 2004	14.5	0.10	6.8%	9.6%	6.7%
2004	11.4	0.18	6.5%	14.6%	3.7%
2005	10.2	0.12	9.5%	17.8%	15.2%
2006 and later	7.6	0.62	10.0%	14.9%	17.6%
Total/Weighted Average	9.8	0.35	9.0%	15.0%	13.7%

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 46 bonds which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2015.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(D)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2015.

(E)	The weighted average loan size of the underlying collateral is $170.8 thousand.

(F)	The ratio of original UPB of loans still outstanding.

(G)	Three month average constant prepayment rate and default rates.

(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of June 30, 2015 (dollars in thousands):

Geographic Location	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$823,659	34.7%
Southeastern U.S.	604,140	25.5%
Northeastern U.S.	445,557	18.8%
Midwestern U.S.	232,262	9.8%
Southwestern U.S.	261,190	11.0%
Other(A)	3,394	0.2%
	$2,370,202	100.0%

(A)	Represents collateral for which we were unable to obtain geographical information.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of June 30, 2015:

Net Interest Spread(A)
Weighted Average Asset Yield	4.79%
Weighted Average Funding Cost	1.87%
Net Interest Spread	2.92%

(A)	The Non-Agency RMBS portfolio consists of 68.3% floating rate securities and 31.7% fixed rate securities.

Residential Mortgage Loans

As of June 30, 2015, we had approximately $662.0 million outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $447.9 million and notes payable with an aggregate face amount of approximately $22.4 million.

During the six months ended June 30, 2015, we acquired and sold several portfolios of reperforming and non-performing residential mortgage loans as discussed below:

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

•	On April 2, 2015, we sold a portfolio of performing residential mortgage loans with a carrying value of approximately $270.4 million at a price of $278.9 million and recorded a gain of $8.5 million.

•
On April 6, 2015, we acquired a portfolio of non-performing GNMA EBO residential mortgage loans with a UPB of $424.3 million for approximately $418.8 million as a part of the HLSS Acquisition (Note 1 to our Condensed Consolidated Financial Statements included herein).

•	On April 8, 2015, we sold a portfolio of reperforming residential mortgage loans with a carrying value of approximately $16.8 million at a price of $19.5 million and recorded a gain of $2.7 million.

•	On June 16, 2015, we sold $99.8 million in UPB of this EBO portfolio with a carrying value of approximately $98.3 million at a price of $98.8 million and recorded a gain of $0.5 million.

•
On June 25, 2015, we exercised our call rights related to eighteen Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $369.0 million at a price of approximately $388.8 million, contained in such trusts prior to their termination. We securitized approximately $334.5 million in UPB of performing loans, which was recorded as a sale for accounting purposes, recognized a loss on settlement of investments of approximately $2.8 million, and paid approximately $14.9 million to acquire interest only notes representing a beneficial interest in the securitization. We retained non-performing loans with a UPB of approximately $34.5 million at a price of $31.7 million. Additionally, we acquired $1.3 million of real estate owned.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2015.

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Loan Type
Reverse Mortgage Loans(E)(F)	$39,475	$21,601	165	10.0%	4.1	21.5%	110.4%	75.6%	N/A
Performing Loans(G)	22,887	21,140	699	8.9%	5.7	17.9%	77.8%	10.8%	628
Total Residential Mortgage Loans, held-for- investment	$62,362	$42,741	864	9.6%	4.7	20.1%	98.4%	51.9%	628

Performing Loans, held-for-sale(G)	$—	$—	—	—%	—	—%	—%	—%	—
Non-performing Loans, held-for-sale(H)(I)	599,610	523,018	3,680	5.3%	3.0	14.7%	107.8%	93.3%	574
Residential Mortgage Loans, held-for-sale	$599,610	$523,018	3,680	5.3%	3.0	14.7%	107.8%	93.3%	574

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% interest we hold in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.3 million. 74% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where we expect to collect all contractually required principal and interest payments. Presented net of unamortized discounts of $1.6 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of June 30, 2015, we have placed all of these loans on nonaccrual status, except as described in (I) below.

(I)	Includes $293.2 million UPB of GNMA EBO non-performing loans on accrual status as contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the collateral characteristics of the consumer loans as of June 30, 2015 (dollars in thousands):

	Collateral Characteristics
	UPB(A)	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(B)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(C)	Delinquency 60 Days(C)	Delinquency 90+ Days(C)	CRR(D)	CDR(E)
Consumer Loans	$2,329,736	67.2%	32.8%	257,169	635	18.2%	10.8%	121	3.5	2.6%	1.4%	2.5%	17.7%	6.2%

(A)	As of May 31, 2015.

(B)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of June 30, 2015 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2015	$1,504,422
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,622,274	$1,561,044	$1,451,928	$1,403,157
Change in estimated fair value:
Amount	$117,852	$56,622	$(52,494)	$(101,265)
%	7.8%	3.8%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,631,440	$1,565,899	$1,446,694	$1,392,416
Change in estimated fair value:
Amount	$127,018	$61,477	$(57,728)	$(112,006)
%	8.4%	4.1%	(3.8)%	(7.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,509,259	$1,506,843	$1,502,002	$1,499,582
Change in estimated fair value:
Amount	$4,837	$2,421	$(2,420)	$(4,840)
%	0.3%	0.2%	(0.2)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,490,319	$1,497,326	$1,511,604	$1,518,882
Change in estimated fair value:
Amount	$(14,103)	$(7,096)	$7,182	$14,460
%	(0.9)%	(0.5)%	0.5%	1.0%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of June 30, 2015 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2015	$216,112
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$234,794	$225,051	$207,890	$200,306
Change in estimated fair value:
Amount	$18,682	$8,939	$(8,222)	$(15,806)
%	8.6%	4.1%	(3.8)%	(7.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$233,544	$224,586	$208,096	$200,511
Change in estimated fair value:
Amount	$17,432	$8,474	$(8,016)	$(15,601)
%	8.1%	3.9%	(3.7)%	(7.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$220,684	$218,399	$213,827	$211,540
Change in estimated fair value:
Amount	$4,572	$2,287	$(2,285)	$(4,572)
%	2.1%	1.1%	(1.1)%	(2.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$208,059	$212,062	$220,212	$224,364
Change in estimated fair value:
Amount	$(8,053)	$(4,050)	$4,100	$8,252
%	(3.7)%	(1.9)%	1.9%	3.8%

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

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $1.1 billion per year on average over the weighted average life of the investment held as of June 30, 2015, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

As described above, we recognize income from servicer advance investments in the form of (i) interest income, which we reflect as a component of net interest income and (ii) changes in the fair value of the servicer advances, which we reflect as a component of other income.

We remit to the applicable servicer a portion of the basic fee component of the MSR related to our servicer advance investments as compensation for acting as servicer, as described in more detail under “—Our Portfolio—Servicing Related Assets—Servicer Advances.” Our interest income is recorded net of the servicing fee owed to the applicable servicer.

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

We must also assess whether unrealized losses on securities, if any, reflect a decline in value that is other-than-temporary and, if so, record an other-than-temporary impairment through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security that was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we will assume the anticipated recovery period is until the expected maturity of the applicable security. Also, for securities that represent beneficial interests in securitized financial assets within the scope of ASC No. 325-40, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment will be deemed to have occurred. Our Non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable, fall within the scope of ASC No. 310-30, as opposed to ASC No. 325-40. All of our other Non-Agency RMBS, those not acquired with evidence of deteriorated credit quality, fall within the scope of ASC No. 325-40.

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

We have invested in Nationstar serviced servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of June 30, 2015, we owned an approximately 44.5% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “—Risk Factors—Risks Related to Our Taxation as a REIT.” We have made certain investments, particularly our investments in servicer advances, through TRSs and are subject to regular corporate income taxes on these investments.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. ASU No. 2014-11 was effective for New Residential in the first quarter of 2015. Early adoption is not permitted. Disclosures are not required for comparative periods presented before the effective date. New Residential has determined that, as of January 1, 2015, its formerly linked transactions are accounted for as secured borrowings as further described in Note 10 of our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard amends the balance sheet presentation requirements for debt issuance costs such that they are no longer recognized as deferred charges but are rather presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for New Residential in the first quarter of 2016. Early adoption is permitted. We have adopted ASU No. 2015-03 in June 2015 and have determined that the adoption of ASU No. 2015-03 resulted in an immaterial reclassification of our Deferred Financing Costs, Net to an offset of our Notes Payable.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	2015	2014	Amount
Interest income	$178,177	$92,656	$85,521	$262,550	$164,146	$98,404
Interest expense	81,871	36,512	45,359	115,850	75,509	40,341
Net Interest Income	96,306	56,144	40,162	146,700	88,637	58,063

Impairment
Other-than-temporary impairment (“OTTI”) on securities	649	615	34	1,720	943	777
Valuation provision on loans and real estate owned	4,772	293	4,479	5,749	457	5,292
	5,421	908	4,513	7,469	1,400	6,069

Net interest income after impairment	90,885	55,236	35,649	139,231	87,237	51,994

Other Income
Change in fair value of investments in excess mortgage servicing rights	356	5,502	(5,146)	(1,405)	12,104	(13,509)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	3,095	12,743	(9,648)	8,016	19,117	(11,101)
Change in fair value of investments in servicer advances	24,562	82,877	(58,315)	16,893	82,877	(65,984)
Earnings from investments in consumer loans, equity method investees	—	21,335	(21,335)	—	37,695	(37,695)
Gain on settlement of investments, net	1,201	52,539	(51,338)	15,968	56,896	(40,928)
Other income	8,436	2,893	5,543	10,473	4,250	6,223
	37,650	177,889	(140,239)	49,945	212,939	(162,994)

Operating Expenses
General and administrative expenses	21,239	5,397	15,842	29,799	7,383	22,416
Management fee to affiliate	8,371	4,915	3,456	13,497	9,401	4,096
Incentive compensation to affiliate	2,391	18,863	(16,472)	6,084	22,201	(16,117)
Loan servicing expense	2,951	347	2,604	7,842	436	7,406
	34,952	29,522	5,430	57,222	39,421	17,801

Income (Loss) Before Income Taxes	93,583	203,603	(110,020)	131,954	260,755	(128,801)
Income tax expense (benefit)	14,306	21,395	(7,089)	10,879	21,682	(10,803)
Net Income (Loss)	$79,277	$182,208	$(102,931)	$121,075	$239,073	$(117,998)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$4,158	$58,705	$(54,547)	$9,981	$66,798	$(56,817)
Net Income (Loss) Attributable to Common Stockholders	$75,119	$123,503	$(48,384)	$111,094	$172,275	$(61,181)

Interest Income

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Interest income increased by $85.5 million, primarily attributable to incremental interest income of (i) $23.4 million from Excess MSR investments, (ii) $51.5 million from servicer advance investments, and (iii) $5.7 million from real estate loans, in all of which we made additional investments subsequent to June 30, 2014, primarily through the HLSS transaction discussed in Note 1. Interest income further increased by (iv) $3.9 million, largely due to accelerated accretion on real estate securities owned in

Non-Agency RMBS trusts that were terminated upon exercise of call rights, and (v) $1.0 million related to interest income on GNMA EBO servicer advances funded by HLSS and accounted for as a financing transaction.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Interest income increased by $98.4 million, primarily attributable to incremental interest income of (i) $24.6 million from Excess MSR investments, (ii) $48.1 million from servicer advance investments, and (iii) $17.7 million from real estate loans, in all of which we made additional investments subsequent to June 30, 2014, primarily through the HLSS transaction discussed in Note 1. Interest income further increased by (iv) $7 million, largely due to both additional investments and accelerated accretion on real estate securities owned in Non-Agency RMBS trusts that were terminated upon exercise of call rights, and (v) $1.0 million related to interest income on GNMA EBO servicer advances funded by HLSS and accounted for as a financing transaction.

Interest Expense

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Interest expense increased by $45.4 million primarily attributable to increases of (i) $33.6 million on interest and financings related to servicer advances primarily through the HLSS transaction discussed in Note 1, (ii) $4.1 million from repurchase agreements and financings on real estate loans in which we made additional levered investments subsequent to June 30, 2014, and (iii) $9 million on interest and financings from secured corporate loans issued in January and May 2015, partially offset by (iv) $1.4 million decrease in interest from repurchase agreements on our consumer loans portfolio that we paid off subsequent to June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Interest expense increased by $40.3 million primarily attributable to increases of (i) $25.3 million on interest and financings related to servicer advances primarily through the HLSS transaction discussed in Note 1, (ii) $10 million from repurchase agreements and financings on real estate loans in which we made additional levered investments subsequent to June 30, 2014, and (iii) $9.7 million on interest and financings from secured corporate loans issued in January and May 2015, partially offset by (iv) $2.8 million decrease in interest from repurchase agreements on our consumer loans portfolio that we paid off subsequent to June 30, 2014 and (v) $1.8 million decrease in interest and financings on excess MSR investments.

Other than Temporary Impairment (“OTTI”) on Securities

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The other-than-temporary impairment on securities increased by $0.03 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of June 30, 2015.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The other-than-temporary impairment on securities increased by $0.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of June 30, 2015.

Valuation Provision on Loans and Real Estate Owned

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The $4.5 million increase in the valuation provision on residential mortgage loans, held-for-sale and real estate owned resulted from a substantial increase in the average carrying values for those assets subject to valuation allowances during the three months ended June 30, 2015 compared to the same period during 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The $5.3 million increase in the valuation provision on residential mortgage loans, held-for-sale and real estate owned resulted from a substantial increase in the average carrying values for those assets subject to valuation allowances during the six months ended June 30, 2015 when compared to the same period during 2014.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The change in fair value of investments in excess mortgage servicing rights decreased by $5.1 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease primarily relates to mark-to-market fair value adjustments of $0.4 million during the three months ended June 30, 2015 compared to adjustments of $5.5 million during the three months ended June 30, 2014. The mark-to-market adjustments during the three months ended June 30, 2015 are due to slower prepayment speeds and decreased delinquency assumptions. The mark-to-market adjustments during the three months ended June 30, 2014 are primarily driven by slower prepayment speeds, decreased delinquency rates, and a decrease in the weighted average discount rate from 12.5% to 12.0% during the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The change in fair value of investments in excess mortgage servicing rights decreased by $13.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease primarily relates to mark-to-market fair value adjustments of $(1.4) million during the six months ended June 30, 2015 compared to adjustments of $12.1 million during the six months ended June 30, 2014. The mark-to-market adjustments during the six months ended June 30, 2015 are primarily driven by decreased prepayment speeds and decreased delinquency rates. The mark-to-market adjustments during the six months ended June 30, 2014 are primarily driven by a decrease in the weighted average discount rate from 12.8% to 12.0%.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $9.6 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease primarily relates to mark-to-market fair value adjustments of $3.1 million during the three months ended June 30, 2015 compared to adjustments of $12.7 million during the three months ended June 30, 2014. The mark-to-market adjustments during the three months ended June 30, 2015 are primarily due to slower prepayment speeds. The mark-to-market adjustments during the three months ended June 30, 2014 are primarily driven by slower prepayment speeds, decreased delinquency rates, and a decrease in the weighted average discount rate from 12.5% to 12.0% during the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $11.1 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease primarily relates to mark-to-market fair value adjustments of $8.0 million during the six months ended June 30, 2015 compared to adjustments of $19.1 million during the six months ended June 30, 2014. The mark-to-market adjustments during the six months ended June 30, 2015 are primarily driven by slower prepayment speeds, decreased delinquency rates and increased recapture rates. The mark-to-market adjustments during the six months ended June 30, 2014 are primarily driven by a decrease in prepayment speeds, increase in recapture rates, and a decrease in the discount rate from 12.8% to 12.0% during the six months ended June 30, 2014.

Change in Fair Value of Investments in Servicer Advances

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The change in fair value of investments in servicer advances decreased by $58.3 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease primarily relates to mark-to-market adjustments of $24.6 million during the three months ended June 30, 2015 compared to $82.9 million during the three months ended June 30, 2014. The net increase in value during the three months ended June 30, 2015 was primarily due to a higher performance fee adjustment related to HLSS servicing advances resulting from a higher forward LIBOR curve as compared to purchase price projections. The change in fair value of investments in servicer advances for the three months ended June 30, 2014 was primarily due to a decrease in the advance-to-UPB ratio during the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The change in fair value of investments in servicer advances decreased by $66.0 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease primarily relates to mark-to-market adjustments of $16.9 million during the six months ended June 30, 2015 compared to $82.9 million during the six months ended June 30, 2014. The change in fair value of investments in servicer advances for the six months ended June 30, 2015 was due to the acquisition of HLSS servicing advances in April 2015 and subsequent net increase in value. The net increase in value was primarily due to a higher performance fee adjustment related to HLSS servicing advances resulting from a higher forward LIBOR curve as compared to initial projections. The change in fair value of investments in servicer advances for the six months ended June 30, 2014 was primarily due to a decrease in the advance-to-UPB ratio during the six months ended June 30, 2014.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Earnings from investments in consumer loans, equity method investees decreased by $21.3 million as we discontinued recording our share of the underlying earnings of the Consumer Loan Companies subsequent to the refinancing of the outstanding debt on October 3, 2014, which resulted in a distribution to us in excess of our investment basis.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Earnings from investments in consumer loans, equity method investees decreased by $37.7 million as we discontinued recording our share of the underlying earnings of the Consumer Loan Companies subsequent to the refinancing of the outstanding debt on October 3, 2014, which resulted in a distribution to us in excess of our investment basis.

Gain on Settlement of Investments, Net

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Gain on settlement of investments decreased by $51.3 million, primarily related to (i) decreased net gains of $60.4 million on real estate securities sold, and (ii) $2.6 million increase in other losses primarily related to losses on re-securitization and write-off of financing fees, partially offset by increased net gains of (iii) $11.8 million on the sale or liquidation of residential mortgage loans during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Gain on settlement of investments decreased by $40.9 million, primarily related to (i) decreased net gains of $62.6 million on real estate securities sold, (ii) $2.8 million increase in other losses primarily related to losses on re-securitization and write-off of financing fees, and (iii) $2.8 million loss on extinguishment of debt at the Buyer, partially offset by (iv) increased net gains of $27.3 million on the sale or liquidation of residential mortgage loans during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Other Income

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Other income increased by $5.5 million, primarily attributable to (i) realized gains of $8.5 million on our consumer loans investment, (ii) $2.3 million net decrease in unrealized losses on non-hedge derivative instruments, (iii) a $0.8 million increase on our excess mortgage servicing recapture rights, and, partially offset by (iv) a $6.3 million decrease in gains on transfer of loans to REO, and, (v) $1.2 million unrealized loss on interest rate caps related to servicer advance financing partially offset by a $0.8 million reimbursement from servicer for a net decrease of $0.4 million.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Other income increased by $6.2 million, primarily attributable to (i) realized gains of $19 million on our consumer loans investment, and, (ii) a $1.6 million realized gain on our excess mortgage servicing recapture rights partially offset by (iii) $5.1 million net increase in unrealized losses of on non-hedge derivative instruments, (iv) a $6.9 million loss on transfer of loans to REO, (v) a net increase in REO expense of $1.7 million, and (vi) $0.6 million net decrease in servicer advance gains.

General and Administrative Expenses

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

General and administrative expenses increased by $15.8 million, partially attributable to $5.1 million payroll and benefits, retention bonus, and severance related to HLSS employees, triggered by our acquisition of HLSS. Legal deal expenses and securitization fees increased $1.6 million and $1.7 million, respectively, primarily as a result of the HLSS Acquisition, and $2.3 million higher professional fees and other expenses were incurred to maintain and monitor our increasing asset base and general expenses. In addition, $5.1 million of expenses of HLSS Ltd. were recorded based on our consolidation of this entity; however, such expenses were offset by the related non-controlling interests of the shareholders of HLSS Ltd.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

General and administrative expenses increased by $22.4 million, partially attributable to $5.1 million payroll and benefits, retention bonus, and severance related to HLSS employees, triggered by our acquisition of HLSS. Legal deal expenses and securitization fees increased $6.9 million and $1.7 million, respectively, primarily as a result of the HLSS Acquisition, and $3.6 million higher professional fees and other expenses incurred to maintain and monitor our increasing asset base and general expenses. In addition, $5.1 million of expenses of HLSS Ltd. were recorded based on our consolidation of this entity; however, such expenses were offset by the related non-controlling interests of the shareholders of HLSS Ltd.

Management Fee to Affiliate

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Management fee to affiliate increased by $3.5 million as a result of increases to our gross equity subsequent to June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Management fee to affiliate increased by $4.1 million as a result of increases to our gross equity subsequent to June 30, 2014.

Incentive Compensation to Affiliate

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Incentive compensation to affiliate decreased by $16.5 million primarily attributable to less realized gains on sales of investments during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Incentive compensation to affiliate decreased by $16.1 million primarily attributable to less realized gains on sales of investments during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Loan Servicing Expense

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Loan servicing expense increased by $2.6 million due to the acquisition of additional residential mortgage loans subsequent to June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Loan servicing expense increased by $7.4 million due to the acquisition of additional residential mortgage loans subsequent to June 30, 2014.

Income Tax Expense (Benefit)

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Income tax expense (benefit) decreased by $7.1 million primarily due to a $2.3 million reduction in the reserve for unrecognized tax benefits to zero and to the tax impact from the reduction of fair value of investments in servicer advances.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Income tax expense (benefit) decreased by $10.8 million primarily due to a $2.3 million reduction in the reserve for unrecognized tax benefits to zero and to the deferred tax impact from the reduction of mark-to-market fair value adjustments on investments in servicer advances.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Noncontrolling interests in income of consolidated subsidiaries decreased by $54.5 million primarily due to (i) a decrease in net interest income earned on the Buyer’s levered assets as they are repaid over time, (ii) a decrease in the change in fair value of the Buyer’s assets, and (iii) HLSS shareholders’ interests in the net loss of HLSS Ltd.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Noncontrolling interests in income of consolidated subsidiaries decreased by $56.8 million primarily due to (i) a decrease in net interest income earned on the Buyer’s levered assets as they are repaid over time, (ii) a decrease in the change in fair value of the Buyer’s assets, (iii) a loss on extinguishment of debt at the Buyer, and (iv) HLSS shareholders’ interests in the net loss of HLSS Ltd., partially offset by (v) an increase in the income tax benefit due to the reduction in the reserve for unrecognized tax benefits to zero during the six months ended June 30, 2015 in the Buyer.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), we must distribute annually at least 90% of our REIT taxable income. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

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

Our primary sources of financing currently are notes payable and repurchase agreements, although we may also pursue other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2015, we had outstanding repurchase agreements with an aggregate face amount of approximately $2.4 billion to finance residential mortgage loans, real estate owned, consumer loans, Non-Agency RMBS and Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3%-4% for Agency RMBS, 15%-50% for Non-Agency RMBS, and 8%-38% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	June 30, 2015
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(B)
Agency RMBS(C)	Various	$1,172,422	$1,172,422	Jul-15 to Aug-15	0.40%	0.1	$1,167,997	$1,206,770	$1,204,179	1.0
Non-Agency RMBS(D)	Various	659,567	659,567	Jul-15 to Sep-15	1.87%	0.1	2,281,029	901,082	910,802	7.4
Residential Mortgage Loans(E)	Various	447,940	447,012	Aug-15 to Aug-16	2.95%	0.6	618,216	543,131	540,415	2.7
Real Estate Owned(F)(G)	Various	82,946	82,784	Aug-15 to Aug-16	3.15%	0.6	N/A	N/A	89,168	N/A
Consumer Loan Investment(H)	Apr-15	42,976	42,832	Oct-15	3.77%	0.3	N/A	N/A	—	3.5
Total Repurchase Agreements		2,405,851	2,404,617		1.44%	0.2
Notes Payable
Secured Corporate Note(I)	May-15	195,590	193,561	Apr-17	5.43%	1.8	101,243,511	230,282	268,951	4.8
Servicer Advances(J)	Various	7,687,572	7,667,067	Oct-15 to Jun-18	2.88%	1.1	8,278,685	8,081,258	8,182,400	4.3
Residential Mortgage Loans(K)	Oct-14	22,433	22,433	Oct-15	3.07%	0.3	39,475	23,305	21,601	4.1
Real Estate Owned	N/A	—	—		—%	—	N/A	N/A	—	N/A
Total Notes Payable		7,905,595	7,883,061		2.94%	1.1
Total/Weighted Average		$10,311,446	$10,287,678		2.59%	0.9

(A)	Net of deferred financing costs associated with the adoption of ASU No. 2015-03.

(B)	These repurchase agreements had approximately $2.5 million of associated accrued interest payable as of June 30, 2015.

(C)
The counterparties of these repurchase agreements are Citibank ($232.2 million), Morgan Stanley ($77.0 million), Barclays ($96.8 million), Daiwa ($377.2 million) and Jefferies ($389.2 million) and were subject to customary margin call provisions. All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include related trade and other receivables.

(D)
The counterparties of these repurchase agreements are Barclays ($5.4 million), Credit Suisse ($263.7 million), Royal Bank of Canada ($10.2 million), Bank of America, N.A. ($88.7 million), Citibank ($60.6 million), Goldman Sachs ($70.1 million) and UBS ($160.8 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(E)
The counterparties on these repurchase agreements are Barclays ($263.4 million maturing in January 2016), Bank of America N.A. ($61.4 million maturing in August 2016), Nomura ($60.5 million maturing in May 2016), Citibank ($2.7 million maturing in August 2015) and Credit Suisse ($60.0 million maturing in November 2015). All of these repurchase agreements have LIBOR-based floating interest rates.

(F)
The counterparties of these repurchase agreements are Barclays ($68.2 million), Credit Suisse ($0.9 million), Bank of America, N.A. ($3.5 million), Citibank ($0.6 million) and Nomura ($9.8 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(G)
Includes financing collateralized by receivables including claims from FHA on GNMA EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(H)	The repurchase agreement is payable to Bank of America, N.A. and bears interest equal to three-month LIBOR plus 3.50% and is collateralized by our interest in consumer loans.

(I)
The loan bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 5.25%. The outstanding face of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.

(J)
$3.1 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.0% to 2.0%.

(K)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

We have margin exposure on $2.4 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands).

		Six Months Ended June 30, 2015
	Outstanding Balance at June 30, 2015	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,172,422	$1,321,785	$1,707,602	0.37%
Non-Agency RMBS	659,567	516,660	659,567	1.82%
Residential Mortgage Loans	386,562	513,855	675,589	2.71%
Real Estate Owned	79,430	56,563	94,721	2.94%
Consumer Loans	42,976	42,976	42,976	3.77%
Notes Payable
Servicer Advances	4,008,078	2,460,535	4,948,046	2.03%
Residential Mortgage Loans	22,433	23,127	24,006	3.07%
Total/Weighted Average(B)	$6,371,468	$4,935,501	$8,152,507	1.77%

(A)	Represents the average for the period the debt was outstanding.

(B)	Shown for all balances outstanding at June 30, 2015.

	Average Daily Amount Outstanding(A)
	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015
Repurchase Agreements
Agency RMBS	$1,262,870	$1,380,052
Non-Agency RMBS	521,272	512,100
Residential Mortgage Loans	359,567	464,283
Real Estate Owned	2,935	84,582
Consumer Loans	—	42,976

(A)	Represents the average for the period the debt was outstanding.

Activities related to the carrying value of our debt obligations were as follows:

	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loan Investment	Other	Total
Balance at December 31, 2014(A)	$2,890,230	$2,246,651	$925,418	$—	$—	$6,062,299
Repurchase Agreements:
Borrowings	—	2,222,172	386,439	42,976	—	2,651,587
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	84,649	1,306	—	—	85,955
Repayments	—	(2,721,483)	(759,298)	—	—	(3,480,781)
Adoption of ASU No. 2015-03	—	—	(1,090)	(144)	—	(1,234)
Notes Payable:
Retrospective adjustment for the adoption of ASU No. 2015-03	(4,446)	—	—	—	—	(4,446)
Borrowings	7,210,317	—	1,632	—	852,419	8,064,368
Repayments	(2,412,975)	—	(2,178)	—	(658,810)	(3,073,963)
Adoption of ASU No. 2015-03	(16,059)	—	—	—	(48)	(16,107)
Balance at June 30, 2015	$7,667,067	$1,831,989	$552,229	$42,832	$193,561	$10,287,678

(A)	Excludes debt related to linked transactions (Note 10 to our Condensed Consolidated Financial Statements included herein).

During the six months ended June 30, 2015, the Buyer entered into agreements to increase financing pursuant to one servicer advance facility and one of the notes, which settled in March 2015. The facility increased capacity from $500.0 million to $1.0 billion, and the note increased from $650.0 million to $800.0 million with a fixed interest rate equal to 2.50% with an expected repayment date of March 2017.

In connection with the HLSS Acquisition, we funded the purchase of servicer advances with notes issued under the HSART and HSART II facilities with a number of financial institutions consisting of (i) variable funding notes (“VFNs”) with a borrowing capacity of up to $5.0 billion and (ii) $2.5 billion of term notes (“Term Notes”) issued to institutional investors. The VFNs generally bear interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.0% to 1.6% depending on the class of the notes. The VFNs in the HSART II facility have expected repayment dates in December 2015 and the VFNs in the HSART facility have expected repayment dates in April 2016. The Term Notes generally bear interest at approximately 2.0% and have and expected repayment dates from October 2015 through June 2018. The VFN and the Term Notes are secured by servicer advances, and the financing is nonrecourse, except for customary recourse provisions.

During the second quarter of 2015, we repaid a portion of the VFNs pursuant to the HSART facility with proceeds of new notes issued under a new servicer advance facility. This facility issued a VFN with a borrowing capacity of $0.4 billion. The VFN has an expected repayment date of April 2017. The VFN bears interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.95%. The VFN is secured by servicer advances, and the financing is nonrecourse, except for customary recourse provisions.

During the second quarter of 2015, as a part of the HLSS Acquisition, we acquired a portfolio of non-performing GNMA EBO residential mortgage loans with a UPB of $424.3 million for approximately $418.8 million, financed with a $393.0 million repurchase agreement with Barclays. Borrowings on this facility bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 2.77% and have an expected repayment date in January 2016. This facility contains customary covenants and event of default provisions.

During the second quarter of 2015, we entered into a $43.0 million repurchase agreement with Bank of America, N.A. Borrowings on this facility bear interest equal to the sum of (i) a floating rate index rate equal to three-month LIBOR and (ii) a margin of 3.50%. This facility contains customary covenants and event of default provisions.

During the second quarter of 2015, we entered into an agreement to increase financing on a $100.0 million secured corporate loan with Credit Suisse First Boston Mortgage Capital LLC, an affiliate of Credit Suisse Securities (USA) LLC. The agreement increased capacity from $100.0 million to $205.0 million. The loan bore interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 3.75%. The loan contained customary covenants and event of default provisions. The loan was repaid in May 2015.

During the second quarter of 2015, we entered into a $165.0 million secured corporate loan with Barclays maturing in April 2016. The loan agreement contained customary covenants and event of default provisions. The loan was repaid in May 2015.

During the second quarter of 2015, we entered into $265.0 million of secured corporate debt with Credit Suisse maturing in July 2015. The loan contains customary covenants and event of default provisions. The loan was repaid in June 2015.

During the second quarter of 2015, we issued a $219.4 million secured corporate note maturing in April 2017. The loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 5.25% until May 2016, after which the loan bears interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR and (ii) a margin of 7.25%. The loan agreement contains customary covenants and event of default provisions.

Maturities

Our debt obligations as of June 30, 2015, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse	Total
July 1 through December 31, 2015	$1,203,382	$1,961,575	$3,164,957
2016	4,386,775	396,462	4,783,237
2017	1,654,662	195,590	1,850,252
2018	513,000	—	513,000
	$7,757,819	$2,553,627	$10,311,446

The repurchase agreements with full recourse to us include the $1,172.4 million of financing of Agency RMBS, $659.6 million of financing of the Non-Agency RMBS, $387.4 million of financing of the Residential Mortgage Loans, $73.2 million of financing of Real Estate Owned and $43.0 million of financing of the Consumer Loan Investment, while the $60.5 million face amount of the Residential Mortgage Loans repurchase agreements and $9.8 million of financing of Real Estate Owned is non-recourse debt. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to trade receivable) and Non-Agency RMBS repurchase agreements were 2.6% and 27.6%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 16.1% and 9.2%, respectively, during the six months ended June 30, 2015. The notes payable with full recourse to us include the financing of $22.4 million face amount of Residential Mortgage Loans as well as the $195.6 million face amount Secured Corporate Note, while $7,687.6 million face amount of Servicer Advances notes payable are non-recourse debt.

Borrowing Capacity

The following table represents our borrowing capacity as of June 30, 2015 (in thousands):

		Borrowing	Balance	Available
Debt Obligations/ Collateral	Collateral Type	Capacity	Outstanding	Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans	$2,275,000	$465,992	$1,809,008
Notes Payable
Servicer Advances(A)	Servicer Advances	11,163,000	7,687,572	3,475,428
		$13,438,000	$8,153,564	$5,284,436

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.4% fee on the unused borrowing capacity.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period or a 35% decline over any 3-month period and a 4:1 indebtedness to tangible net worth provision. We were in compliance with all of our debt covenants as of June 30, 2015.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2015.

As of June 30, 2015, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $31.36 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013, as well as options issued by us in 2013 and thereafter, had a weighted average strike price of $14.29. Our outstanding options as of June 30, 2015 were summarized as follows:

	June 30, 2015
	Issued Prior to 2011	Issued in 2011 - 2014	Total
Held by the Manager	343,440	10,557,860	10,901,300
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	90,560	1,421,747	1,512,307
Issued to the independent directors	1,000	4,000	5,000
Total	435,000	11,983,607	12,418,607

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

In April 2015, we issued the New Residential Acquisition Common Stock in connection with the HLSS Acquisition (Note 1 to our Condensed Consolidated Financial Statements included herein).

In April 2015, we issued 29,213,020 shares of our common stock in a public offering at a price to the public of $15.25 per share for net proceeds of approximately$436.1 million. One of our executive officers participated in this offering and purchased 250,000 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering and the New Residential Acquisition Common Stock issued in the HLSS Acquisition, we granted options to the Manager to purchase 5,750,000 shares of our common stock at a price of $15.25 which had a fair value of approximately $8.9 million as of the grant date. The assumptions used in valuing the options were: a 2.02% risk-free rate, a 6.71% dividend yield, 24.04% volatility and a 10 year term.

In June 2015, we issued 27.9 million shares of our common stock in a public offering at a price to the public of $15.88 per share for net proceeds of approximately $442.6 million. One of our executive officers participated in this offering and purchased 9,100 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager to purchase 2.8 million shares of our common stock at the public offering price, which had a fair value of approximately $3.7 million as of the grant date. The assumptions used in valuing the options were: a 2.61% risk-free rate, a 7.81% dividend yield, 23.73% volatility and a 10 year term. In addition, the Manager and its employees exercised an aggregate of 6.2 million options and were issued an aggregate of 3.6 million shares of our common stock in a cashless exercise, which were sold to third parties in a simultaneous secondary offering.

In July 2015, one former employee of the Manager exercised an aggregate of 37,500 options and received 20,227 shares of our common stock in a cashless exercise.

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2015, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2014	$28,319
Net unrealized gain (loss) on securities	(6,032)
Reclassification of net realized (gain) loss on securities into earnings	(5,056)
Accumulated other comprehensive income, June 30, 2015	$17,231

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2015, we recorded unrealized losses on our real estate securities primarily caused by a net widening of credit spreads. We recorded OTTI charges of $1.7 million with respect to real estate securities and realized gains of $6.8 million on sales of real estate securities.

See “—Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
December 31, 2014	January 2015	$0.38
March 31, 2015	April 2015	$0.38
June 30, 2015	July 2015	$0.45

Cash Flow

Operating Activities

Net cash flow provided by operating activities increased approximately $487.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Operating cash inflows for the six months ended June 30, 2015 primarily consisted of proceeds from sales of purchased residential mortgage loans, held-for-sale of $723.0 million and principal repayments received on residential mortgage loans, held-for-sale of $34.6 million, collections on receivables acquired through the HLSS Acquisition of $165.9 million, net interest income received of $73.1 million, distributions of earnings from equity method investees of $19.9 million, and distributions from equity method investees in excess of our basis of $18.9 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $388.8 million, increased restricted cash of $32.7 million, incentive compensation and management fees paid to the Manager of $66.4 million, income taxes paid of $0.5 million and other outflows of approximately $29.7 million that primarily consist of general and administrative costs.

Investing Activities

Cash flows provided by investing activities were $419.4 million for the six months ended June 30, 2015. Investing activities during the six months ended June 30, 2015 consisted primarily of the acquisition of servicer advances and excess mortgage servicing rights acquired through the HLSS Acquisition, real estate securities, net of principal repayments from servicer advances, Agency RMBS and Non-Agency RMBS as well as proceeds from the sale of real estate securities and loans, and derivative cash flows.

Financing Activities

Cash flows used in financing activities were approximately $717.7 million during the six months ended June 30, 2015. Financing activities during the six months ended June 30, 2015 consisted primarily of borrowings under debt obligations and refinancing of existing debt facilities related to the HLSS Acquisition as well as repayments under debt obligations net of borrowings, capital distributions to noncontrolling interests in the equity of a consolidated subsidiary, and payment of dividends.

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

We did not have any other off-balance sheet arrangements as of June 30, 2015. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2015 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2014, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2015:

•	Derivatives – as described in Note 10 to our condensed consolidated financial statements, we have altered the composition of our economic hedges during the period.

•
Debt obligations – as described in Note 11 to our condensed consolidated financial statements, we repaid certain debt obligations and borrowed additional amounts under other agreements, including borrowings to fund the HLSS Acquisition, fund servicer advances, and purchase loans and securities.

See Notes 14 and 18 to our condensed consolidated financial statements included in this report for information regarding commitments and contracts entered into subsequent to June 30, 2015.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “—Quantitative and Qualitative Disclosure About Market Risk—Interest Rate Risk.”

CORE EARNINGS

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense incurred under the debt incurred to finance our investments, (iii) our operating expenses and (iv) our realized and unrealized gains or losses, including any impairment and deferred tax, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to gauge our current performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

In the fourth quarter of 2014, we modified our definition of core earnings to include accretion on held-for-sale loans as if they continued to be held-for-investment. Although we intend to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, we continue to receive cash flows from such loans and believe that it is appropriate to record a yield thereon. This modification had no impact on core earnings in 2014 or any prior period. In the second quarter of 2015, we modified our definition of core earnings to exclude all deferred taxes, rather than just deferred taxes related to unrealized gains or losses, because deferred taxes are not representative of current operations. This modification was applied prospectively due to only immaterial impacts in prior periods.

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

The primary differences between core earnings and the measure we use to calculate incentive compensation relate to (i) realized gains and losses (including impairments), (ii) non-capitalized transaction-related expenses and (iii) deferred taxes (other than those related to unrealized gains and losses). Each are excluded from core earnings and included in our incentive compensation measure (either immediately or through amortization). In addition, our incentive compensation measure does not include accretion on held-for-sale loans and the timing of recognition of income from consumer loans is different. Unlike core earnings, our incentive compensation measure is intended to reflect all realized results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$75,119	$123,503	$111,094	$172,275
Impairment	5,421	908	7,469	1,400
Other Income adjustments:
Other Income (excluding service fees)	(36,850)	(177,889)	(49,145)	(212,939)
Other Income attributable to non-controlling interests	(3,294)	44,741	(7,823)	44,741
Total Other Income Adjustments	(40,144)	(133,148)	(56,968)	(168,198)

Incentive compensation to affiliate	2,391	18,863	6,084	22,201
Non-capitalized transaction-related expenses	9,341	1,825	14,890	1,825
Deferred taxes	14,348	16,303	11,341	16,303
Interest income on residential mortgage loans, held-for-sale	3,648	—	17,083	—
Core earnings of equity method investees:
Excess mortgage servicing rights	4,597	8,646	10,435	17,871
Consumer loans	17,458	19,465	34,216	34,452
Core Earnings	$92,179	$56,365	$155,644	$98,129

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

As of June 30, 2015, an immediate 100 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $28.0 million in the next twelve months, and a 100 basis point decrease in short term interest rates would increase our cash flows by approximately $12.8 million in the next twelve months, based solely on our current net floating rate exposure assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of June 30, 2015 and assuming a LIBOR floor of 0.0%).

As of June 30, 2015, an immediate 100 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $281.8 million, and a 100 basis point decrease in short term interest rates would decrease our net book value by approximately $277.6 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

As of June 30, 2015, a 25 basis point increase in credit spreads would decrease our net book value by approximately $89.6 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $87.2 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective for the reasons described below.

In connection with the HLSS Acquisition, the Company determined that it had a material weakness related to management's failure to implement appropriate controls over the review and validation of certain assumptions used in establishing new models in connection with the valuation of certain assets we acquired. The Company has plans to strengthen and supplement its review process with respect to such models. The Company anticipates the resulting improvements in controls will address the related material weakness.

(b)Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed below.

On April 6, 2015, the Company completed the HLSS Acquisition. As a result, the Company’s internal control over financial reporting is being broadened to include the assets acquired, liabilities assumed and related processes. In order to broaden its internal control over financial reporting to include the assets acquired, liabilities assumed and related processes, the Company is in the process of hiring additional personnel, modifying existing systems and controls to accommodate the HLSS Acquisition, including modifications resulting from the involvement of a new servicer, and adding controls with regards to certain new processes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are or may be involved in various disputes and litigation matters that arise in the ordinary course of business. Following the HLSS Acquisition, material potential claims, lawsuits, and other proceedings, of which we are currently aware, are as follows. We have not accrued any material losses in connection with these legal contingencies because management does not believe there is probable and reasonably estimable loss.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these three lawsuits were consolidated into a single action, which is referred to as the “New York Action.” On April 28, 2015, lead plaintiffs, lead counsel and liaison counsel were appointed in the New York Action. On July 17, 2015, lead plaintiffs filed a consolidated class action complaint.

The New York Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls.  More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls and (iv) certain related party transactions.  The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the New York Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. We intend to vigorously defend the New York Action.

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

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of HLSS entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.) (the “HLSS Derivative Action”). The lawsuit names as defendants HLSS directors John P. Van Vlack, Robert J. McGinnis, Kerry Kennedy, Richard J. Lochrie, and David B. Reiner (collectively, the “Director Defendants”), New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty and good faith and the duty to act in the best interests of HLSS under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to HLSS’s shareholders, (ii) included unfair deal protection devices, (iii) and was the result of an inadequate process due to conflicts of interest. On July 8, 2015, the complaint was voluntarily dismissed without prejudice.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT, (v) Risks Related to Our Common Stock and (vi) Risks Related to the HLSS Acquisition. However, these categories do overlap and should not be considered exclusive.

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

When mortgage loans underlying our Excess MSRs are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us cease (unless the loans are recaptured by the related servicer upon a refinancing). Borrowers under residential mortgage loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment speeds is a significant assumption underlying our cash flow projections. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire Excess MSRs may prove to be too high.

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

Repayment for servicer advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related mortgage loan (including liquidation, insurance and condemnation proceeds) or, if the related servicing agreement provided for a “general collections backstop”, from collections on other mortgage loans to which such servicing agreement relates. The rate and timing of payments on the servicer advances and the deferred servicing fees, are unpredictable for several reasons, including the following:

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

As home values change, the servicer may have to reconsider certain of the assumptions underlying its decisions to make advances. In certain situations, its contractual obligations may require the servicer to make certain advances for which it may not be reimbursed. In addition, when a mortgage loan defaults or becomes delinquent, the repayment of the advance may be delayed until the mortgage loan is repaid or refinanced, or a liquidation occurs. To the extent that one of our servicers fails to recover the servicer advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected return and suffer losses.

Servicing agreements related to residential mortgage securitization transactions generally require a residential mortgage servicer to make servicer advances in respect of serviced mortgage loans unless the servicer determines in good faith that the servicer advance would not be ultimately recoverable from the proceeds of the related mortgage loan, mortgaged property or mortgagor. In many cases, if the servicer determines that a servicer advance previously made would not be recoverable from these sources, the servicer is entitled to withdraw funds from the related custodial account in respect of payments on the related pool of serviced mortgages to reimburse the related servicer advance. This is what is often referred to as a “general collections backstop.” The timing of when a servicer may utilize a general collections backstop can vary (some contracts require actual liquidation of the related loan first, while others do not), and contracts vary in terms of the types of servicer advances for which reimbursement from a general collections backstop is available. Accordingly, a servicer may not ultimately be reimbursed if both (i) the payments from related loan, property or mortgagor payments are insufficient for reimbursement, and (ii) a general collections backstop is not available or is insufficient. Also, if a servicer improperly makes a servicer advance, it would not be entitled to reimbursement. Historically, according to information made available to us, Nationstar and Ocwen have each recovered more than 99% of the advances that they have made. While we do not expect recovery rates to vary materially during the term of our investments, there can be no assurance regarding future recovery rates related to our portfolio.

We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments in Excess MSRs, servicer advances and Non-Agency RMBS is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the “Servicing Guidelines”). Our investment in Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or a majority of the bondholders of a residential mortgage backed securitization). Under the GSE Servicing Guidelines, the servicer may be terminated by the applicable GSE for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such GSE. In the event mortgage owners (or bondholders) terminate the servicer, the related Excess MSRs and basic fees would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency Pools, the related Excess MSRs will be extinguished and our investment in such Excess MSRs will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and will require, among other things, a new servicer willing to pay for the right to service the applicable mortgage loans while assuming responsibility for the origination and prior servicing of the mortgage loans. In addition, any payment received from a successor servicer will be applied first to pay the GSE for all of its claims and costs, including claims and costs against the servicer that do not relate to the mortgage loans for which we own the Excess MSRs. A termination could also result in an event of default under our financings for servicer advances. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar and Ocwen are the servicers of most of the loans underlying our investments in Excess MSRs and servicer advances, and Nationstar is the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar, Ocwen and Springleaf, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar, Ocwen or any other servicer of the loans underlying our investments is unable to adequately carry out its duties as a result of:

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

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions in the ordinary course of business, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services, in connection with Nationstar’s recent growth, certain operational issues, and certain alleged recent complaints from certain New York consumers. Other servicers, including Ocwen, have experienced heightened regulatory scrutiny, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues. See “—Ocwen has been and is subject to certain federal and state regulatory matters” for more information on heightened regulatory scrutiny of Ocwen.

Loss mitigation techniques are intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If any of our servicers or subservicers fails to adequately perform its loss mitigation obligations, we could be required to purchase servicer advances in excess of those that we might otherwise have had to purchase, and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that Nationstar is required by the applicable Servicing Guidelines to make advances in excess of amounts that we or the co-investors is willing or able to fund, Nationstar may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with Nationstar. As a result, we could experience a partial or total loss of the value of our investment in servicer advances.

MSRs and servicer advances are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions. If the servicer actually or allegedly failed to comply with applicable laws, rules or regulations, it could be terminated as the servicer, and could lead to civil and criminal liability, loss of licensing, damage to our reputation and litigation, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, servicer advances that are improperly made may not be eligible for financing under our facilities and may not be reimbursable by the related securitization trust or other owner of the mortgage loan, which could cause us to suffer losses.

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

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying our Excess MSRs and servicer advances could materially and adversely affect us. See “—A bankruptcy of any of our mortgage servicers could materially and adversely affect us.”

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

•
A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. In May 2014, Ocwen satisfied this obligation with regard to the consumer relief fund, $60.4 million of which is the responsibility of former owners of certain servicing portfolios acquired by Ocwen, pursuant to indemnification and loss sharing provisions in the applicable agreements; and

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years from the date of the consent order.  Ocwen will only receive credit towards its $2.0 billion commitment for principal reductions that satisfy various criteria set forth in the settlement.  If Ocwen fails to fulfill its $2.0 billion commitment before the deadline,

Ocwen will be required to pay a cash penalty in an amount equal to the unmet commitment amount, unless the parties to the settlement negotiate an extension or other modification of the terms of the commitment.

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

•	Requirements that Ocwen will not share any common officers or employees with any related party and will not share risk, internal audit or vendor oversight functions with any related party;

•	Requirements that certain Ocwen employees, officers and directors be recused from negotiating or voting to approve certain transactions with a related party;

•	Resignation of Ocwen’s Chairman of the Board from the Board of Directors of Ocwen and at related companies, including HLSS; and

•	Restrictions on Ocwen’s ability to acquire new MSRs.

On January 23, 2015, Ocwen announced that it had reached a settlement with the California Department of Business Oversight (the “CA DBO”) in relation to an administrative action dated October 3, 2014 in California. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

•	Payment of $2.5 million;

•	Engagement of an independent auditor to assess Ocwen’s compliance with laws and regulations impacting California’ borrowers for a period of at least two years; and

•
Prevention of Ocwen from acquiring additional MSRs for loans secured in the State of California until the CA DBO is satisfied that Ocwen can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam.

Regulatory action against Ocwen could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity. Ocwen may be subject to additional federal and state regulatory matters in the future that could materially and adversely affect the value of our investments because we rely heavily on Ocwen to achieve our investment objectives and have no direct ability to influence its performance.

We have significant counterparty concentration risk in Nationstar, Ocwen and Springleaf, and are subject to other counterparty concentration and default risks.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations, cash flows and financial condition.

Prior to the HLSS Acquisition, all of our co-investments in Excess MSRs and servicer advances related to loans serviced by Nationstar. If Nationstar is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, the vast majority of the loans underlying our Non-Agency RMBS are serviced by Nationstar. We closely monitor Nationstar’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with Nationstar that enable us to monitor Nationstar’s financial and operating performance and credit quality, which we periodically evaluate and discuss with Nationstar’s management.

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

We are subject to substantial other operational risks associated to Nationstar, Ocwen or any other applicable servicer or subservicer in connection with the financing of servicer advances. In our current financing facilities for servicer advances, the failure of our servicer or subservicer to satisfy various covenants and tests can result in an amortization event and/or an event of default. We have no direct ability to control our servicer or subservicer’s compliance with those covenants and tests. Failure of our servicer or subservicer to satisfy any such covenants or tests could result in a partial or total loss on our investment.

In addition, Ocwen is a party to substantially all financing agreements with subsidiaries of HLSS acquired by us in the HLSS Acquisition (including the servicer advance facilities). Our ability to obtain financing for the assets of those acquired subsidiaries is dependent on Ocwen’s agreement to be a party to its financing agreements. If Ocwen does not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all. Breaches and other events with respect to Ocwen (including, without limitation, failure of Ocwen to satisfy certain financial tests, cross-default to other Ocwen indebtedness, Ocwen insolvency, Ocwen change of control and/or Ocwen judgment default) could cause certain or all of the financing, in respect of assets acquired from HLSS to become due and payable prior to maturity. Our ability to obtain financing on such assets is dependent on Ocwen’s ability to satisfy various tests under such financing arrangements. We will be dependent on Ocwen as the servicer of the mortgage loans with respect to which we are entitled to the basic fee component, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against Ocwen;

•	By a default by Ocwen under its debt agreements;

•	By further downgrades in Ocwen’s servicer rating;

•	If Ocwen fails to ensure its servicer advances comply with the terms of its PSAs;

•	If Ocwen were terminated as servicer under certain PSAs;

•	If Ocwen becomes subject to a bankruptcy proceeding; or

•
If Ocwen fails to meet its obligations or is deemed to be in default under the indenture governing notes issued under the HSART facility, including the allegations of certain events of default related to the Ocwen servicer downgrade and other regulatory matters by BlueMountain. See “—Failure to favorably resolve alleged events of default by BlueMountain may have a material adverse effect on our business, financial condition, liquidity and results of operations.”

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

A bankruptcy of any of our mortgage servicers could materially and adversely affect us.

If Nationstar, Ocwen or any of our other mortgage servicers becomes subject to a bankruptcy proceeding, we could be materially and adversely affected, and you could suffer losses.

A sale of Excess MSRs, servicer advances or other asset, including loans, could be re-characterized as a pledge of such assets in a bankruptcy proceeding.

We believe that a mortgage servicer’s transfer to us of Excess MSRs, servicer advances and any other asset transferred pursuant to a related purchase agreement, including loans, constitutes a sale of such assets, in which case such assets would not be part of such servicer’s bankruptcy estate. The servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding that Excess MSRs, servicer advances or any other assets transferred to us pursuant to the related purchase agreement were not sold to us but were instead pledged to us as security for such servicer’s obligation to repay amounts paid by us to the servicer pursuant to the related purchase agreement. If such assertion were successful, all or part of the Excess MSRs, servicer advances or any other asset transferred to us pursuant to the related purchase agreement would constitute property of the bankruptcy estate of such servicer, and our rights against the servicer would be those of a secured creditor with a lien on such assets. Under such circumstances, cash proceeds generated from our collateral would constitute “cash collateral” under the provisions of the U.S. bankruptcy laws. Under U.S. bankruptcy laws, the servicer could not use our cash collateral without either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under the U.S. bankruptcy laws. In addition, under such circumstances, an issue could arise as to whether certain of these assets generated after the commencement of the bankruptcy proceeding would constitute after-acquired property excluded from our lien pursuant to the U.S. bankruptcy laws.

If such a recharacterization occurs, the validity or priority of our security interest in the Excess MSRs, servicer advances or other assets could be challenged in a bankruptcy proceeding of such servicer.

If the purchases pursuant to the related purchase agreement are recharacterized as secured financings as set forth above, we nevertheless created and perfected security interests with respect to the Excess MSRs, servicer advances and other assets that we may have purchased from such servicer by including a pledge of collateral in the related purchase agreement and filing financing statements in appropriate jurisdictions. Nonetheless, our security interests may be challenged and ruled unenforceable, ineffective or subordinated by a bankruptcy court. If this were to occur, then the servicer’s obligations to us with respect to purchased Excess MSRs, servicer advances and other assets would be deemed unsecured obligations, payable from unencumbered assets to be shared among all of such servicer’s unsecured creditors. In addition, even if the security interests are found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral is less than such servicer’s underlying obligations to us, the difference between such value and the total amount of such obligations will be deemed an unsecured “deficiency” claim and the same result will occur with respect to such unsecured claim. In addition, even if the security interest is found to be valid and enforceable, such servicer would have the right to use the proceeds of our collateral subject to either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under U.S. bankruptcy laws. Such servicer also would have the ability to confirm a chapter 11 plan over our objections if the plan complied with the “cramdown” requirements under U.S. bankruptcy laws.

Payments made by a servicer to us could be voided by a court under federal or state preference laws.

If one of our mortgage servicers were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, and our security interest is declared unenforceable, ineffective or subordinated, payments previously made by a servicer to us pursuant to the related purchase agreement may be recoverable on behalf of the bankruptcy estate as preferential transfers. A payment could constitute a preferential transfer if a court were to find that the payment was a transfer of an interest of property of such servicer that:

•	Was made to or for the benefit of a creditor;

•	Was for or on account of an antecedent debt owed by such servicer before that transfer was made;

•	Was made while such servicer was insolvent (a company is presumed to have been insolvent on and during the 90 days preceding the date the company’s bankruptcy petition was filed);

•	Was made on or within 90 days (or if we are determined to be a statutory insider, on or within one year) before such servicer’s bankruptcy filing;

•	Permitted us to receive more than we would have received in a chapter 7 liquidation case of such servicer under U.S. bankruptcy laws; and

•	Was a payment as to which none of the statutory defenses to a preference action apply.

If the court were to determine that any payments were avoidable as preferential transfers, we would be required to return such payments to such servicer’s bankruptcy estate and would have an unsecured claim against such servicer with respect to such returned amounts.

Payments made to us by such servicer, or obligations incurred by it, could be voided by a court under federal or state fraudulent conveyance laws.

The mortgage servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or another party in interest could also claim that such servicer’s transfer to us of Excess MSRs, servicer advances or other assets or such servicer’s agreement to incur obligations to us under the related purchase agreement was a fraudulent conveyance. Under U.S. bankruptcy laws and similar state insolvency laws, transfers made or obligations incurred could be voided if such servicer, at the time it made such transfers or incurred such obligations: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with such servicer were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee on such servicer’s behalf would be entitled to recover such transfer or to avoid the obligation previously incurred.

Any purchase agreement pursuant to which we purchase Excess MSRs, servicer advances or other assets, including loans, could be rejected in a bankruptcy proceeding of one of our mortgage servicers.

The mortgage servicer (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding could seek to reject the related purchase agreement and thereby terminate such servicer’s obligation to service the Excess MSRs, servicer advances and any other asset transferred pursuant to such purchase agreement, and terminate our right to acquire additional assets under such purchase agreement and our right to require such servicer to use commercially reasonable efforts to transfer servicing. If the bankruptcy court approved the rejection, we would have a claim against such servicer for any damages from the rejection.

A bankruptcy court could stay a transfer of servicing to another servicer.

Our ability to require a mortgage servicer to use commercially reasonable efforts to transfer servicing rights to a new servicer would be subject to the automatic stay in such servicer’s bankruptcy proceeding. To enforce this right, we would have to seek relief from the bankruptcy court to lift such stay, and there is no assurance that the bankruptcy court would grant this relief.

The Subservicing Agreement could be rejected in a bankruptcy proceeding.

If one of our mortgage servicers were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, such servicer (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could reject its subservicing agreement with us and terminate such servicer’s obligation to service the Excess MSRs, servicer advances or loans in which we have an investment. Any claim we have for damages arising from the rejection of a subservicing agreement would be treated as a general unsecured claim for purposes of distributions from such servicer’s bankruptcy estate.

Our mortgage servicers could discontinue servicing.

If one of our mortgage servicers were to file or to become the subject of a bankruptcy proceeding under the United States Bankruptcy Code, such servicer could be terminated as servicer (with bankruptcy court approval) or could discontinue servicing, in which case there is no assurance that we would be able to continue receiving payments and transfers in respect of the Excess MSRs, servicer advances and other assets purchased under the related purchase agreement. Even if we were able to obtain the servicing rights, because we do not and in the future may not have the employees, servicing platforms, or technical resources necessary to service mortgage loans, we would need to engage an alternate subservicer (which may not be readily available on acceptable terms or at all) or negotiate a new subservicing agreement with such servicer, which presumably would be on less favorable terms to us. Any engagement of an alternate subservicer by us would require the approval of the related RMBS trustees.

The automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due.

Even if we are successful in arguing that we own the Excess MSRs, servicer advances and other assets, including loans, purchased under the related purchase agreement, we may need to seek relief in the bankruptcy court to obtain turnover and payment of amounts relating to such assets, and there may be difficulty in recovering payments in respect of such assets that may have been commingled with other funds of such servicer. In addition, the HSART facility has cross default provisions to Ocwen’s senior secured term facility, and an event of default may occur under Ocwen’s senior secured debt facility.

A bankruptcy of any of our servicers defaults our advance financing facilities and negatively impacts our ability to continue to purchase servicer advances.

If any of our servicers were to file or to become the subject of a bankruptcy proceeding, it will result in an event of default under certain of our advance financing facilities that would terminate the revolving period of such facilities. In this scenario, our advance financing facilities would not have the ability to continue funding the purchase of servicer advances under the related purchase agreement. Notwithstanding this inability to fund, such servicer may try to force us to continue making such purchases. If it is determined that we are in breach of our obligation to purchase servicer advances, any claims that we may have against such servicer may be subject to offset against claims such servicer may have against us by reason of this breach.

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

We do not have legal ownership of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire advances, and are subject to increased risks as a result of the servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Excess MSRs and servicer advances are highly illiquid and may be subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. For example, the Servicing Guidelines of a mortgage owner may require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any Excess MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Additionally, investments in Excess MSRs and servicer advances are new types of transaction, and the risks associated with the transactions and structures are not fully known to buyers or sellers. As a result of the foregoing, we may be unable to locate a buyer at the time we wish to sell Excess MSRs or servicer advances. There is some risk that we will be required to dispose of Excess MSRs or servicer advances either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the Excess MSRs or servicer advances, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs or servicer advances. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

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

As of June 30, 2015, 24.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 8.9% was secured by properties located in Florida. As of June 30, 2015, 34.7% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 25.5% was located in the Southeastern U.S., 18.8% was located in the Northeastern U.S., 9.8% was located in the Midwestern U.S. and 11.0% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.2% of the collateral. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Under the terms of the agreement governing our investment in servicer advances, we (in certain cases, together with third-party co-investors) are required to purchase from Nationstar, Ocwen and our other servicers, advances on certain loan pools. While a mortgage loan is in foreclosure, servicers are generally required to continue to advance delinquent principal and interest and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. Servicer advances are generally recovered when the delinquency is resolved.

Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances our servicers are required to make and we are required to purchase, lengthen the time it takes for us to be repaid for such advances and increase the costs incurred during the foreclosure process. In addition, our advance financing facilities contain provisions that modify the advance rates for, and limit the eligibility of, servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that we need to fund with our own capital. Such increases in foreclosure timelines could increase our need for capital to fund servicer advances (which do not bear interest), which would increase our interest expense, reduce the value of our investment and potentially reduce the cash that we have available to pay our operating expenses or to pay dividends.

Even in states where servicers have not suspended foreclosure proceedings or have lifted (or will soon lift) any such delayed foreclosures, servicers, including Nationstar, Ocwen and our other servicers, have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, the current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and servicers may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. In general, regulatory developments with respect to foreclosure practices could result in increases in the amount of servicer advances and the length of time to recover servicer advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicer advances. This would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability. Although the terms of our investment in servicer advances contain adjustment mechanisms that would reduce the amount of performance fees payable to the related servicer if servicer advances exceed pre-determined amounts, those fee reductions may not be sufficient to cover the expenses resulting from longer foreclosure timelines.

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

A failure by any or all of the members of Buyer to make capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

Buyer has agreed to purchase all future arising servicing advances from Nationstar under certain residential mortgage servicing agreements.  Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicing advances.  A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2015, 68.3% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 31.7% consisted of fixed rate securities, and 22.2% of our Agency RMBS portfolio consisted of floating rate securities and 77.8% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

Prepayment rates on the mortgage loans underlying our real estate related securities may adversely affect our profitability.

In general, the mortgage loans backing our real estate related securities may be prepaid at any time without penalty. Prepayments on our real estate related securities result when homeowners/mortgagors satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular security, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such securities. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2015, we had outstanding repurchase agreements with an aggregate face amount of approximately $659.6 million to finance Non-Agency RMBS and approximately $1.2 billion to finance Agency RMBS and related trade receivables. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

The financing sources under our servicer advance financing facilities may elect not to extend financing to us or may have or take positions adverse to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our investments in servicer advances with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the purchaser of such advances, which is a subsidiary of the Company, transfer our right to repayment for certain servicer advances we have acquired from one of our mortgage servicers to one of our wholly owned bankruptcy remote subsidiaries (a “Depositor”). We are generally required to continue to transfer to the related Depositor all of our rights to repayment for any particular pool of servicer advances as they arise (and are transferred from one of our mortgage servicers) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an Issuer. The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

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

If a financing source is unable or unwilling to extend financing, including, but not limited to, due to legal or regulatory matters applicable to us or our mortgage servicers, the related Issuer will be required to repay the outstanding balance of the financing on the related maturity date. Additionally, there may be substantial increases in the interest rates under a financing arrangement if the related notes are not repaid, extended or refinanced prior to the expected repayment dated, which may be before the related maturity date. If an Issuer is unable to pay the outstanding balance of the notes, the financing sources generally have the right to foreclose on the servicer advances pledged as collateral.

As of June 30, 2015, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. Moreover, our structured servicer advance financing arrangements are currently with a limited number of sources. If any of our sources are unable to or elected not to extend or refinance such arrangements, we may not be able to find a replacement counterparty in a timely manner.

Many of our servicer advance financing arrangements are provided by financial institutions with whom we have substantial relationships. Some of our servicer advance financing arrangements entail the issuance of term notes to capital markets investors with whom we have little or no relationships or the identities of which we may not be aware and, therefore, we have no ability to control or monitor the identity of the holders of such term notes. Holders of such term notes may have or may take positions - for example, “short” positions in our stock or the stock of our servicers - that could be benefited by adverse events with respect to us or our servicers. If any holders of term notes allege or assert noncompliance by us or the related servicer under our advance financing arrangements in order to realize such benefits, we or our servicers, or our ability to maintain advance financing on favorable terms, could be materially and adversely affected.

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

Certain of our advance facilities may mature in the short term, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advances from our servicers in accordance with the applicable agreement, any such servicer could default on its obligation to fund such advances, which could result in its termination as servicer under the applicable pooling and servicing agreements and a partial or total loss of our investment in servicer advances and Excess MSRs.

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

There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of any items that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements. The REIT provisions of the Internal Revenue Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. See “—Risks Related to Our Taxation as a REIT—Complying with the REIT requirements may limit our ability to hedge effectively.”

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

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold servicer advances increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we generally treat our interests in our TRSs that hold our servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

Furthermore, we currently do not have a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and Nationstar, Ocwen and our other servicers may be unwilling or unable to act as servicer or subservicer on any acquisitions of Excess MSRs or servicer advances we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisitions of this type could adversely affect our future operating results.

The valuations of our assets are subject to uncertainty because most of our assets are not traded in an active market.

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

Transactions such as the HLSS Acquisition often give rise to lawsuits by stockholders or other third parties. Stockholders may, among other things, assert claims relating to the parties’ mutual agreement to terminate the Initial Merger Agreement. Stockholders may also assert claims relating to the fact that HLSS no longer owns any significant assets other than the cash received from us in the HLSS Acquisition and any cash proceeds it received pursuant to its sale of our common stock. The defense or settlement of any lawsuit or claim regarding the HLSS Acquisition may materially and adversely affect our business, financial condition, results of operations and liquidity. Further, such litigation could be costly and could divert our time and attention from the operation of the business.

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company entitled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., C.A. No. 11058-VCP (Del. Ch.) filed May 22, 2015. The lawsuit names the Company, its directors, our Manager, Fortress, and HLSS and alleges breaches of fiduciary duties by the Company’s directors, our Manager, and Fortress in connection with the HLSS Acquisition and for allegedly releasing claims of the Company’s stockholders related to the termination of the Initial Merger Agreement. In addition, the lawsuit also alleges that all defendants violated Section 312 of the NYSE Listed Company Manual for allegedly issuing stock equal to or in excess of 20% of the Company without a vote of the Company’s stockholders. The Complaint seeks declaratory relief, equitable relief, and damages. All defendants have filed motions to dismiss the Complaint. The Company intends to vigorously defend against the lawsuit.

Failure to complete the New Merger may materially and adversely affect our financial condition, results of operations, cash flow and our expected benefits from the HLSS Acquisition.

The completion of the New Merger with HLSS, is subject to the approval of the holders of a majority of HLSS’s ordinary shares outstanding at the time, and HLSS filed a preliminary proxy statement on May 1, 2015 in connection with the New Merger. Any delay of or failure to complete such merger may materially and adversely affect our business, financial condition, results of operations or cash flows, as we have agreed with HLSS to be responsible for certain post-closing expenses and liabilities. If the New Merger is not completed, HLSS may remain in existence for a significant period of time and our reimbursement obligations may be significant, which may adversely affect the expected benefits from the HLSS Acquisition.

We may be unable to successfully integrate the acquired assets and assumed liabilities.

Achieving the anticipated benefits of the HLSS Acquisition is subject to a number of uncertainties, including, without limitation, whether we are able to integrate HLSS’s assets and manage the assumed liabilities efficiently. HLSS depends on Ocwen for significant accounting and operational support, which could exacerbate the difficulties associated with acquiring these assets and impair our ability to produce accurate financial information on a timely basis, as required by the SEC. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the HLSS Acquisition. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we or HLSS conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or HLSS conduct business. We could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occurred prior to the closing of the HLSS Acquisition. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows.

HLSS does not own any significant assets other than cash, and we are responsible for certain of HLSS’s contingent and other corporate liabilities.

Following the HLSS Acquisition, HLSS does not own any significant assets. Stockholders and other third parties that otherwise would have filed lawsuits against HLSS are likely to file lawsuits against us. These lawsuits could result in substantial costs, and the defense or settlement of any lawsuits or claims may materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, we may face a claim that the transfer of assets in the HLSS Acquisition violated a fraudulent transfer law.

Under the Acquisition Agreement, we have assumed and are responsible for the payment of HLSS’s contingent and other corporate liabilities of: (i) liabilities for litigation relating to, arising out of or resulting from certain lawsuits in which HLSS is named as the defendant, (ii) HLSS’s tax liabilities, (iii) HLSS’s corporate liabilities, (iv) generally any actions with respect to the HLSS Acquisition brought by any third party and (v) payments under contracts. We currently cannot estimate the amount we may ultimately be responsible for as a result of assuming substantially all of HLSS’s contingent and other corporate liabilities. The amount for which we are ultimately responsible may be material and have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, certain claims and lawsuits may require significant costs to defend and resolve and may divert management’s attention away from other aspects of operating and managing our business, each of which could materially and adversely affect our business, financial condition, results of operations and liquidity.

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

On September 15, 2014, HLSS received a subpoena from the SEC requesting that it provide certain information related to its prior accounting conventions for and valuation of its Notes Receivable-Rights to MSRs, changes to which prior accounting conventions resulted in the restatement in August 2014 of its consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014. On December 22, 2014, HLSS received a subpoena from the SEC requesting that it provide information related to certain governance documents and transactions and certain communications in respect of the same. We are cooperating with the SEC in these matters.

On March 23, 2015, HLSS received a subpoena from the SEC requesting that it provide information concerning communications between HLSS and certain investment advisors and hedge funds. The SEC also requested documents relating to HLSS’s structure, certain governance documents and any investigations or complaints connected to trading in HLSS’s securities. We are cooperating with the SEC in this matter.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen naming as defendants HLSS and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claim that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s MSRs and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others. We intend to vigorously defend these lawsuits.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these lawsuits were consolidated into a single action, which is referred to as the “New York Action.” On April 28, 2015, lead plaintiff, lead counsel and liaison counsel were appointed in the New York Action. On July 17, 2015, lead plaintiffs filed a consolidated class action complaint.

The New York Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement.  Lead plaintiffs in the New York Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. We intend to vigorously defend the New York Action.

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of HLSS entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.) (the “HLSS Derivative Action”). The lawsuit names as defendants HLSS directors John P. Van Vlack, Robert J. McGinnis, Kerry Kennedy, Richard J. Lochrie, and David B. Reiner (collectively, the “Director Defendants”), New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty and good faith and the duty to act in the best interests of HLSS under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to HLSS’s shareholders, (ii) included unfair deal protection devices, and (iii) was the result of an inadequate process due to conflicts of interest. On July 8, 2015, the complaint was voluntarily dismissed without prejudice.

Refer to “Risk Factors—Risks Related to Our Business—Stockholder or other litigation against HLSS and/or us could result in the payment of damages and/or may materially and adversely affect our business, financial condition results of operations and liquidity” for a description of the Chester County Employees’ Retirement Fund litigation.

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

HLSS acquired assets and assumed liabilities could be adversely affected as a result of events or conditions that occurred or existed before the closing of the HLSS Acquisition. Adverse changes in the assets or liabilities we have acquired or assumed, respectively, as part of the HLSS Acquisition, could occur or arise as a result of actions by HLSS or Ocwen, legal or regulatory developments, including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of HLSS or Ocwen. We are subject to a variety of risks as a result of our dependence on mortgage servicers such as Nationstar and Ocwen, including, without limitation, the potential loss of all of the value of our Excess MSRs in the event that the servicer of the underlying loans is terminated by the mortgage loan owner or RMBS bondholders. A significant decline in the value of HLSS assets or a significant increase in HLSS liabilities we have acquired could adversely affect our future business, financial condition, cash flows and results of operations. HLSS is subject to a number of other risks and uncertainties, as outlined in its periodic reports filed with the SEC, including regulatory investigations and legal proceedings against HLSS, and others with whom HLSS conducted and conducts business. Moreover, any insurance proceeds received with respect to such matters may be inadequate to cover the associated losses. Ocwen disclosed in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 that it received a subpoena from the SEC “requesting production of various documents relating to its business dealings from Altisource Portfolio Solutions, S.A., HLSS, Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in these companies.” Ocwen subsequently disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 that it received an additional subpoena from the SEC related to an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Ocwen subsequently disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 that it received a further subpoena from the SEC requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation and related to former HLSS and Ocwen Chairman William C. Erbey’s approvals for specifically enumerated board actions, and that it received a letter from the SEC staff dated February 10, 2015 informing it that the SEC was conducting an investigation relating to mortgage loan servicer use of collection agents and requesting voluntary production of documents and information. Adverse developments at Ocwen, including liquidity issues, ratings downgrades, defaults under debt agreements, servicer rating downgrades, failure to comply with the terms of PSAs, termination under PSAs, Ocwen bankruptcy proceedings and additional regulatory issues and settlements, could have a material adverse effect on us. See “—We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

HLSS failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2014.

On March 3, 2015, HLSS filed a Form 12b-25 with the SEC, stating that HLSS required additional time to complete its Annual Report in order to complete an assessment of recent events related to HLSS’s business and determine the impact on HLSS’s financial statements and related disclosures. In this filing, HLSS also stated that it expected to file the Annual Report within the fifteen (15) day extension period under Rule 12b-25(b)(ii) of the Exchange Act, or by March 18, 2015. HLSS filed its Annual Report on Form 10-K for the year ended December 31, 2014 on April 6, 2015.

On March 18, 2015, HLSS filed a Current Report on Form 8-K with the SEC that disclosed that HLSS would need additional time to complete its Annual Report “to prepare information relating to its ability to operate as a going concern.” Also on March 18, 2015, The Nasdaq Stock Market LLC notified HLSS that it was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing because of the failure to timely file its Annual Report, and HLSS was given until May 18, 2015 to submit a plan to regain compliance. On April 20, 2015, HLSS filed a Current Report on Form 8-K with the SEC that disclosed that HLSS had received a letter from The NASDAQ Stock Market LLC notifying HLSS that it would be delisted pursuant to Listing Rule 5101. HLSS did not appeal this decision and was delisted on April 29, 2015.

On March 20, 2015, HLSS entered into an amendment to its term loan in order to extend to April 10, 2015 the deadline thereunder for HLSS to furnish its annual financial statements, and to amend certain terms of the cross-default to HLSS’s advance financing facilities. In addition, consent was granted thereunder to permit certain amendments to the Ocwen Subservicing Agreement.

We cannot guarantee that we will not receive further inquiries or be subject to litigation regarding HLSS’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2014 or that any future inquiries or litigation will not consume internal resources, result in significant legal and consulting costs or negatively impact our stock price.

Failure to favorably resolve alleged events of default by BlueMountain may have a material adverse effect on our business, financial condition, liquidity and results of operations.

On January 23, 2015, counsel for BlueMountain Capital Management, LLC (“BlueMountain”), which has represented that it is the investment manager to certain owners of the HSART facility term notes, sent a letter to HLSS Holdings, HLSS Servicing

Advance Receivables Trust (the “HSART Trust”), as issuer and Deutsche Bank National Trust Company (the “Indenture Trustee”), as among other things indenture trustee, alleging certain events of default had occurred and were continuing under the Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among the HSART Trust, the Indenture Trustee, HLSS Holdings, Ocwen, Wells Fargo Securities, LLC, Barclays Bank PLC and Credit Suisse AG, New York Branch, which governs HLSS’s notes issued by the HSART Trust. On February 17, 2015, HLSS Holdings and wholly-owned subsidiary HLSS Servicer Advance Facility Transferor, LLC, the depositor to the HSART Trust (the “Depositor”), entered into an agreement (the “February 2015 HSART Agreement”) with the Indenture Trustee whereby the Indenture Trustee agreed not to commence a judicial proceeding regarding the allegations made in the January 23, 2015 BlueMountain letter, during the term of the agreement, which could not be terminated before April 23, 2015. Further, pursuant to the February 2015 HSART Agreement, HLSS Holdings agreed to allow the Indenture Trustee to withhold from distribution certain excess funds that would otherwise be distributable to the Depositor in an amount up to the Interest Accrual Differential (as defined in the February 2015 HSART Agreement) (or similar amount). The effect of this agreement was to increase the amount deposited and held in debt service accounts by approximately $10.5 million per month. The parties subsequently amended the February 2015 HSART Agreement and extended the earliest termination date of such standstill to July 22, 2015. The parties have not agreed to an additional extension, and any party to the February 2015 HSART Agreement may terminate such agreement.

On February 20, 2015, counsel to BlueMountain sent a second letter alleging that additional events of default under the indenture governing notes issued by the HSART Trust had occurred and were continuing since its previous letter on January 23, 2015. On March 24, 2015, counsel to BlueMountain sent a third letter purporting to describe recent events that confirmed BlueMountain’s previous allegations of events of default under the indenture. Finally, on June 22, 2015, counsel to BlueMountain sent another letter alleging that Standard and Poor’s Rating Services’s downgrade of Ocwen confirmed the continuing existence of the previously alleged events of default under the indenture. Counsel to BlueMountain may have sent additional letters of which we are unaware. The defaults alleged by BlueMountain are related to Ocwen servicer downgrades and other regulatory matters described in “Risk Factors—Risks Related to Our Business—Ocwen has been and is subject to certain federal and state regulatory matters.” An event of default under the HSART Trust could result in the revolving facilities within HSART Trust to cease revolving, which would impact HLSS’s ability to meet its obligation to purchase advances from Ocwen.

Our ability to borrow may be adversely affected by the suspension or delay of the rating of the notes issued under the HSART facility and the existing “HSART II facility” or other future advance facilities by the credit agency providing the ratings.

All or substantially all of the notes issued under the HSART facility or the existing “HSART II facility” are rated by one rating agency and we may sponsor advance facilities in the future that are rated by credit agencies. The related agency may suspend rating notes backed by servicer advances at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

A downgrade of certain of the notes issued under the HSART and HSART II facilities or other future advance facilities would cause such notes to become due and payable prior to their expected repayment date/maturity date, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines, which could increase advances and materially and adversely affect our business, financial condition, results of operations and liquidity.

When a mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These servicer advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that need to be funded from the related servicer’s own capital. Such increases in foreclosure timelines could increase the need for capital to fund servicer advances, which would increase our interest expense, delay the collection of interest income or servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends. According to Ocwen’s public disclosure, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the SEC informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by Mr. Erbey, its former

Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource, Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Ocwen subsequently disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 that it received a further subpoena from the SEC requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation and related to former HLSS and Ocwen Chairman William C. Erbey’s approvals for specifically enumerated board actions, and that it received a letter from the SEC staff dated February 10, 2015 informing it that the SEC was conducting an investigation relating to mortgage loan servicer use of collection agents and requesting voluntary production of documents and information.

Certain of our servicers have triggered termination events or events of default under some PSAs underlying the MSRs with respect to which we are entitled to the basic fee component or excess MSRs, and the parties to the related securitization transactions could enforce their rights against such servicer as a result.

If a servicer termination event or event of default occurs under a PSA, the servicer may be terminated without any right to compensation for its loss from the trustee for the securitization trust, other than the right to be reimbursed for any outstanding servicer advances as the related loans are brought current, modified, liquidated or charged off. So long as we are in compliance with our obligations under our servicing agreements and purchase agreements, if a servicer is terminated as servicer, we may have the right to receive an indemnification payment from such servicer, even if such termination related to servicer termination events or events of default existing at the time of any transaction with such servicer. If one of our servicers is terminated as servicer under a PSA, we will lose any investment related to such servicer’s MSRs. If such servicer is terminated as servicer with respect to a PSA and we are unable to enforce our contractual rights against such servicer or if such servicer is unable to make any resulting indemnification payments to us, if any such payment is due and payable, it may have a material adverse effect on our financial condition, results of operations, ability to make distributions, liquidity and financing arrangements, including our advance financing facilities, and may make it more difficult for us to acquire additional MSRs in the future.

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs related to MSRs related to the transactions contemplated by the Purchase Agreement. Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

On January 23, 2015, Gibbs & Bruns LLP, on behalf of its clients, issued a press release regarding the notices of nonperformance provided to various trustees in relation to Ocwen’s servicing practices under 119 residential mortgage-backed securities trusts. Of these transactions, 90 relate to agreements for MSRs related to the transactions contemplated by the Purchase Agreement. It is possible that Ocwen could be terminated for other servicing agreements related to such MSRs.

On January 29, 2015, Moody’s downgraded Ocwen’s SQ assessment from SQ3+ to SQ3- as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch Ratings downgraded Ocwen’s residential primary servicer rating for subprime products from “RPS3” to “RPS4,” and Morningstar downgraded its rating to “MOR RS3.” On June 18, 2015, S&P downgraded Ocwen’s ratings as a residential mortgage prime, subprime, special, and subordinate-lien servicer from “average” to “below average.”

The performance of loans that we acquired in the HLSS Acquisition may be adversely affected by the performance of parties who service or subservice these mortgage loans.

HLSS and its subsidiaries acquired by us in the HLSS Acquisition contracted with third parties for the servicing of the mortgage loans in its EBO portfolio. The performance of this portfolio and our ability to finance this portfolio are subject to risks associated with inadequate or untimely servicing. If our servicers or subservicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. In addition, we may be required to indemnify an investor or our lenders against losses from any failure of our servicer or subservicer to perform the servicing obligations properly. Poor performance by a servicer or subservicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans. A substantial increase in our delinquency or foreclosure rate or the inability to process claims in accordance with GNMA or FHA guidelines could adversely affect our ability to access the capital and secondary markets for our financing needs.

Servicing issues in the portfolio of loans that was acquired in the HLSS Acquisition could adversely impact our claims against FHA insurance and result in our reliance on servicer indemnifications which could increase losses.

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

In March 2015, HLSS sold reperforming loans to an unrelated third party and transferred mortgages into a trust in exchange for cash. We may be liable to purchasers under the related sale agreement for any breaches of representations and warranties made by HLSS at the time the applicable loans are sold. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. If the purchaser is successful in asserting their claim for recourse, it could adversely affect the availability of financing under loan financing facilities or otherwise adversely impact our results of operations and liquidity. From time to time we sell residential mortgage loans pursuant to loan sale agreements. The risks describe in this paragraph relate to any such sale as well.

Our ability to exercise our cleanup call rights may be limited or delayed if a third party contests our ability to exercise our cleanup call rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.

Certain servicing contracts permit more than one party to exercise a cleanup call-meaning the right of a party to collapse a securitization trust by purchasing all of the remaining loans held by the securitization trust pursuant to the terms set forth in the applicable servicing agreement. While the servicers from which we acquired our cleanup call rights (or other servicers from which our servicers acquired MSRs) may be named as the party entitled to exercise such rights, certain third parties may also be permitted to exercise such rights. If any such third party exercises a cleanup call, we could lose our ability to exercise our cleanup call right and, as a result, lose the ability to generate positive returns with respect to the related securitization transaction. In addition, another party could impair our ability to exercise our cleanup call rights by contesting our rights (for example, by claiming that they hold the exclusive cleanup call right with respect to the applicable securitization trust). Moreover, because the ability to exercise a cleanup call right is governed by the terms of the applicable servicing agreement, any ambiguous or conflicting language regarding the exercise of such rights in the agreement may make it more difficult and costly to exercise a cleanup call right. Furthermore, certain servicing contracts provide cleanup call rights to a servicer currently subject to bankruptcy proceedings from which our servicers have acquired MSRs. While, notwithstanding the related bankruptcy proceedings, it is possible that we will be able to exercise the related cleanup calls within our desired time frame, our ability to exercise such rights may be significantly delayed or impaired by the applicable securitization trustee or bankruptcy estate or any additional steps required because of the bankruptcy process. Finally, many of our call rights are not currently exercisable and may not become exercisable for a period of years. As a result, our ability to realize the benefits from these rights will depend on a number of factors at the time they become exercisable many of which are outside our control, including interest rates, conditions in the capital markets and conditions in the residential mortgage market.

We may form a captive insurance subsidiary, which we expect will apply for membership in a regional Federal Home Loan Bank (“FHLB”). If membership in the FHLB is granted, we will be exposed to a number of new risks.

We may form a captive insurance subsidiary, which we expect will apply for membership in a regional Federal Home Loan Bank.  There are 11 regional FHLBs that provide long-term and short-term secured loans, called “advances,” to their members. FHLB members may use a variety of real estate related assets, including RMBS and residential mortgage loans, as collateral for advances.

Membership in the FHLB would permit our captive insurance subsidiary to access a variety of products and services offered by the FHLB and obligate our captive insurance subsidiary to purchase membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLB. We expect our captive insurance subsidiary will seek advances of both short- and long-term indebtedness from the FHLB.

If we form a captive insurance subsidiary and our captive insurance subsidiary becomes a member in the FHLB, our captive insurance company will be exposed to new risks, and will be subject to new regulation, including, but not limited to, regulations which may limit such subsidiary’s ability to make dividends and require us to maintain certain minimum net capital. Violation of these new regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. Under certain circumstances, regulatory actions (such as new rulemakings) impacting the captive could result in limitations on the ability of our captive subsidiary to borrow from the FHLB, or termination of its membership in the FHLB, and thereby impact the FHLB’s availability as a source of financing for our operations.

Additionally, if our captive insurance subsidiary’s membership is not granted, or is granted but then terminated, we may be at a competitive disadvantage vis-à- vis our competitors with captive insurance company members of a Federal Home Loan Bank and therefore have access to long-term funding with which to acquire their target assets.

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

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of New Residential as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. As of June 30, 2015, Fortress has two funds primarily focused on investing in Excess MSRs with approximately $1.6 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. We have broad investment guidelines, and we may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $72.0 billion of assets under management as of June 30, 2015.

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

We intend to operate in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. See “—Risks Related to our Business—The valuations of our assets are subject to uncertainty since most of our assets are not traded in an active market,” and “—Risks Related to Our Business—Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.” Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments (such as TBAs) may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. See also “—Our failure to qualify as a REIT would cause our stock to be delisted from the NYSE.”

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Moreover, our ability to make distributions may be adversely affected by the risk factors described herein. See also “—Risks Related to our Common Stock—We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.”

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

As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRSs. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax. See also “—Risks Related to Our Business—Any hedging transactions that we enter into may limit our gains or result in losses.”

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

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the exercise of outstanding options or otherwise could also have an adverse effect on the market price of our common stock. We have an effective registration statement on file to sell common stock in public offerings.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). For a more detailed description of the Plan, see “—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in our Form 10-K for the year ended December 31, 2014. In connection with any offering of our common stock, we will issue to our Manager options to purchase shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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
4.4
Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.5
Series 2013-VF2 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Natixis, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.6
Series 2013-VF3 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Morgan Stanley Bank, N.A., as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.7
Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Barclays Bank PLC, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch

4.8
Amendment No. 1, dated as of May 5, 2015, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Barclays Bank PLC, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch

4.9
Series 2012-T2 Amended and Restated Indenture Supplement, dated as of August 8, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC.

4.10
Amendment No. 2, dated as of April 23, 2014 to the Series 2012-T2 Amended and Restated Indenture Supplement, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC

4.11
Amendment No. 3, dated as of May 5, 2015, to the Series 2012-T2 Amended and Restated Indenture Supplement, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC

4.12
Series 2013-T1 Amended and Restated Indenture Supplement, dated as of August 8, 2013, to Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities, LLC

4.13
Amendment No. 2, dated as of April 23, 2014 to the Series 2013-T1 Amended and Restated Indenture Supplement, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities, LLC

4.14
Series 2013-T2 Amended and Restated Indenture Supplement, dated as of August 8, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch

4.15
Amendment No. 2, dated as of May 5, 2015, to the Series 2013-T2 Indenture Supplement, dated as of May 21, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch

4.16
Series 2013-T3 Amended and Restated Indenture Supplement, dated as of August 8, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch

Exhibit Number	Exhibit Description
4.17
Series 2013-T5 Indenture Supplement, dated as of August 8, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on August 13, 2013)

4.18
Amendment No. 3, dated as of May 5, 2015 to the Series 2013-T5 Indenture Supplement, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC

4.19
Series 2013-T7 Indenture Supplement, dated as of November 26, 2013, to the Fifth Amended and Restated Indenture, dated as of September 26, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on November 27, 2013)

4.20
Amendment No. 2, dated as of May 5, 2015 to the Series 2013-T7 Indenture Supplement, dated as of November 26, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch

4.21
Series 2014-T2 Indenture Supplement, dated as of January 17, 2014, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on January 23, 2014)

4.22
Amendment No. 1, dated as of May 5, 2015, to the Series 2014-T2 Indenture Supplement, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC

4.23
Series 2014-T3 Indenture Supplement, dated as of June 18, 2014, to the Sixth Amended and Restated Indenture dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on June 23, 2014)

4.24
Series 2012-VF1 Second Amended and Restated Indenture Supplement, dated as of August 30, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013)

4.25
Amendment No. 4, dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on July 17, 2014)

4.26
Amendment No. 5, dated December 5, 2014, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on December 5, 2014)

4.27
Amendment No. 6, dated as of January 15, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on January 15, 2015)

4.28
Amendment No. 7, dated as of April 6, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC

Exhibit Number	Exhibit Description
4.29
Amendment No. 8, dated as of May 5, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC

4.30
Amendment No. 9, dated as of June 11, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC

4.31
Series 2012-VF2 Second Amended and Restated Indenture Supplement, dated as of August 30, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities LLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013)

4.32
Amendment No. 4, dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities LLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on July 17, 2014)

4.33
Amendment No. 5, dated December 5, 2014, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities LLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on December 5, 2014)

4.34
Amendment No. 6, dated as of January 15, 2015, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Wells Fargo Securities LLC and Wells Fargo Bank, N.A. (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on January 15, 2015)

4.35
Amendment No. 7, dated as of April 6, 2015, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp., Wells Fargo Securities LLC and Wells Fargo Bank, N.A

4.36
Amendment No. 8, dated as of May 5, 2015, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, New Residential Investment Corp., Wells Fargo Securities LLC and Wells Fargo Bank, N.A

4.37
Amendment No. 9, dated as of June 11, 2015, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp., Wells Fargo Securities LLC and Wells Fargo Bank, N.A

4.38
Series 2012-VF3 Second Amended and Restated Indenture Supplement, dated as of August 30, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, and Wells Fargo Securities LLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013)

4.39
Amendment No. 4, dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Credit Suisse AG, New York Branch, Credit Suisse AG, Cayman Islands Branch and Alpine Securitization Corp. (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on July 17, 2014)

Exhibit Number	Exhibit Description
4.40
Amendment No. 5, dated December 5, 2014, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Credit Suisse AG, New York Branch, Credit Suisse AG, Cayman Islands Branch and Alpine Securitization Corp. (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on December 5, 2014)

4.41
Amendment No. 6, dated as of January 15, 2015, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Credit Suisse AG, New York Branch, Credit Suisse AG, Cayman Islands Branch and Alpine Securitization Corp. (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on January 15, 2015)

4.42
Amendment No. 7, dated as of April 6, 2015, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp., Credit Suisse AG, New York Branch, Credit Suisse AG, Cayman Islands Branch and Alpine Securitization Corp

4.43
Amendment No. 8, dated as of May 5, 2015, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp., Credit Suisse AG, New York Branch, Credit Suisse AG, Cayman Islands Branch and Alpine Securitization Corp

4.44
Amendment No. 9, dated as of June 11, 2015, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp., Credit Suisse AG, New York Branch, Credit Suisse AG, Cayman Islands Branch and Alpine Securitization Corp

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
10.42
Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor BC, LLC, as depositor, and NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.43
Registration Rights Agreement, dated as of April 6, 2015, by and between New Residential Investment Corp and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.44
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.45
Third Amended and Restated Receivables Sale Agreement, dated as of March 13, 2013, by and among Ocwen Loan Servicing, LLC, Homeward Residential, Inc., HLSS Holdings, LLC and HLSS Servicer Advance Facility Transferor, LLC

10.46	Second Amended and Restated Receivables Pooling Agreement, dated as of September 13, 2012, by and between HLSS Servicer Advance Facility Transferor, LLC and HLSS Servicer Advance Receivables Trust

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

August 10, 2015

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Interim Chief Financial Officer and Principal Accounting Officer

August 10, 2015