Form 10-K/A
period 2014-12-31
New Residential Investment Corp.
filed 2015-09-11
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed on March 2, 2015, is being filed solely to provide language that was inadvertently omitted from the certifications provided as Exhibits 31.1 and 31.2. This amendment does not reflect events occurring after the filing of the original Form 10-K and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-K in any way.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Interim Chief Financial Officer and
Principal Accounting Officer

September 11, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

4