Form 10-Q/A
period 2015-03-31
New Residential Investment Corp.
filed 2015-09-11
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, originally filed on May 11, 2015, is being filed solely to provide language that was inadvertently omitted from the certifications provided as Exhibits 31.1 and 31.2. This amendment does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way.

EXHIBITS

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

4