Form 10-Q/A
period 2015-06-30
New Residential Investment Corp.
filed 2015-09-11
CIK 1556593

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, originally filed on August 10, 2015, is being filed solely to provide language that was inadvertently omitted from the certifications provided as Exhibits 31.1 and 31.2. This amendment does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way.

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