Form 10-Q
period 2015-09-30
New Residential Investment Corp.
filed 2015-11-05
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Common stock, $0.01 par value per share: 230,458,866 shares outstanding as of November 1, 2015.

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

•	our ability to maintain our exclusion from registration under the 1940 Act and the fact that maintaining such exclusion imposes limits on our operations;

•	the risks related to HLSS liabilities that we have assumed;

•	the impact of current or future legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest; and

•	events, conditions or actions that might occur at HLSS or Ocwen.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,459,690	$417,733
Excess mortgage servicing rights, equity method investees, at fair value	213,318	330,876
Servicer advances, at fair value	7,499,775	3,270,839
Real estate securities, available-for-sale	2,428,729	2,463,163
Residential mortgage loans, held-for-investment	40,813	47,838
Residential mortgage loans, held-for-sale	713,917	1,126,439
Real estate owned	29,454	61,933
Consumer loans, equity method investees	—	—
Cash and cash equivalents	348,312	212,985
Restricted cash	165,039	29,418
Derivative assets	1,318	32,597
Trade receivable	2,031,425	—
Deferred tax asset	162,788	—
Other assets	261,640	95,423
	$15,356,218	$8,089,244

Liabilities and Equity

Liabilities
Repurchase agreements	$3,773,880	$3,149,090
Notes payable	7,245,200	2,908,763
Trades payable	1,059,232	2,678
Due to affiliates	12,398	57,424
Dividends payable	106,011	53,745
Deferred tax liability	—	15,114
Accrued expenses and other liabilities	133,426	52,505
	12,330,147	6,239,319

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 230,458,866 and 141,434,905 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,304	1,414
Additional paid-in capital	2,640,680	1,328,587
Retained earnings	151,838	237,769
Accumulated other comprehensive income, net of tax	11,711	28,319
Total New Residential stockholders’ equity	2,806,533	1,596,089
Noncontrolling interests in equity of consolidated subsidiaries	219,538	253,836
Total Equity	3,026,071	1,849,925
	$15,356,218	$8,089,244

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$182,341	$97,587	$444,891	$261,733
Interest expense	77,558	33,307	193,408	108,816
Net Interest Income	104,783	64,280	251,483	152,917

Impairment
Other-than-temporary impairment (“OTTI”) on securities	1,574	—	3,294	943
Valuation provision (reversal) on loans and real estate owned	(3,341)	1,134	2,408	1,591
	(1,767)	1,134	5,702	2,534

Net interest income after impairment	106,550	63,146	245,781	150,383

Other Income
Change in fair value of investments in excess mortgage servicing rights	1,131	28,566	(274)	40,670
Change in fair value of investments in excess mortgage servicing rights, equity method investees	8,427	31,833	16,443	50,950
Change in fair value of investments in servicer advances	(18,738)	22,948	(1,845)	105,825
Earnings from investments in consumer loans, equity method investees	—	22,490	—	60,185
Gain (loss) on settlement of investments, net	(16,409)	938	(441)	57,834
Other income (loss), net	7,764	15,289	18,237	19,539
	(17,825)	122,064	32,120	335,003

Operating Expenses
General and administrative expenses	19,563	7,499	49,362	14,886
Management fee to affiliate	9,860	5,124	23,357	14,525
Incentive compensation to affiliate	1,811	10,910	7,895	33,111
Loan servicing expense	1,668	1,778	9,510	2,210
	32,902	25,311	90,124	64,732

Income Before Income Taxes	55,823	159,899	187,777	420,654
Income tax expense (benefit)	(5,932)	7,801	4,947	29,483
Net Income	$61,755	$152,098	$182,830	$391,171
Noncontrolling Interests in Income of Consolidated Subsidiaries	$7,230	$25,726	$17,174	$92,524
Net Income Attributable to Common Stockholders	$54,525	$126,372	$165,656	$298,647

Net Income Per Share of Common Stock
Basic	$0.24	$0.89	$0.87	$2.22
Diluted	$0.24	$0.88	$0.85	$2.16

Weighted Average Number of Shares of Common Stock Outstanding
Basic	230,455,568	141,211,580	191,259,587	134,814,020
Diluted	231,215,235	144,166,601	194,081,345	137,972,639

Dividends Declared per Share of Common Stock	$0.46	$0.35	$1.29	$1.20

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss), net of tax
Net income	$61,755	$152,098	$182,830	$391,171
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	17,360	1,308	11,328	67,915
Reclassification of net realized (gain) loss on securities into earnings	(22,880)	(3,668)	(27,936)	(64,501)
	(5,520)	(2,360)	(16,608)	3,414
Total comprehensive income	$56,235	$149,738	$166,222	$394,585
Comprehensive income attributable to noncontrolling interests	$7,230	$25,726	$17,174	$92,524
Comprehensive income attributable to common stockholders	$49,005	$124,012	$149,048	$302,061

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	141,434,905	$1,414	$1,328,587	$237,769	$28,319	$1,596,089	$253,836	$1,849,925
Dividends declared	—	—	—	(249,277)	—	(249,277)	—	(249,277)
Capital contributions	—	—	—	—	—	—	5,161	5,161
Capital distributions	—	—	—	—	—	—	(56,633)	(56,633)
Issuance of common stock	85,435,389	854	1,311,829	—	—	1,312,683	—	1,312,683
Option exercises	3,570,984	36	(36)	—	—	—	—	—
Director share grants	17,588	—	300	—	—	300	—	300
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	—	—	(2,310)	—	(2,310)	—	(2,310)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	165,656	—	165,656	17,174	182,830
Net unrealized gain (loss) on securities	—	—	—	—	11,328	11,328	—	11,328
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(27,936)	(27,936)	—	(27,936)
Total comprehensive income (loss)						149,048	17,174	166,222
Equity - September 30, 2015	230,458,866	$2,304	$2,640,680	$151,838	$11,711	$2,806,533	$219,538	$3,026,071

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$182,830	$391,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	274	(40,670)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(16,443)	(50,950)
Change in fair value of investments in servicer advances	1,845	(105,825)
Earnings from consumer loan equity method investees	—	(60,185)
Unrealized gain (loss) on derivative investments	22,498	(2,355)
Accretion and other amortization	(360,467)	(213,945)
(Gain) / loss on settlement of investments (net)	441	(57,834)
(Gain) / loss on transfer of loans to REO	(1,075)	(11,861)
(Gain) / loss on excess mortgage servicing rights recapture agreement	(2,246)	(323)
Other-than-temporary impairment ("OTTI")	3,294	943
Valuation provision on loans and real estate owned	2,408	1,591
Unrealized loss on other ABS	1,074	—
Non-cash directors' compensation	300	328
Deferred tax provision	5,885	22,485

Changes in:
Restricted cash	(63,041)	3,376
Other assets	177,592	(8,961)
Due to affiliates	(45,026)	15,972
Accrued expenses and other liabilities	19,055	4,665
Other operating cash flows:
Interest received from excess mortgage servicing rights	84,518	38,548
Interest received from servicer advance investments	124,934	91,829
Interest received from Non-Agency RMBS	31,715	5,536
Interest payments from residential mortgage loans, held-for-investment	—	5,536
Distributions of earnings from excess mortgage servicing rights, equity method investees	31,876	34,680
Distributions of earnings from consumer loan equity method investees	—	10,599
Purchases of residential mortgage loans, held-for-sale	(611,160)	(737,230)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	722,961	249,690
Principal repayments from purchased residential mortgage loans, held-for-sale	48,069	—
Net cash provided by (used in) operating activities	362,111	(413,190)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(131,488)	(75,206)
Acquisition of HLSS, net of cash acquired	(959,616)	—
Purchase of servicer advance investments	(10,647,912)	(5,569,238)
Purchase of Agency RMBS	(3,040,422)	(1,229,580)
Purchase of Non-Agency RMBS	(763,095)	(1,148,631)
Purchase of residential mortgage loans	(664)	(620,038)
Purchase of derivative assets	(4,370)	(70,027)
Purchase of real estate owned	(2,784)	(6,314)
Payments for settlement of derivatives	(61,212)	(22,643)
Return of investments in excess mortgage servicing rights	112,648	30,615
Return of investments in excess mortgage servicing rights, equity method investees	3,867	26,498
Principal repayments from servicer advance investments	11,646,489	5,188,295
Principal repayments from Agency RMBS	110,863	213,993
Principal repayments from Non-Agency RMBS	54,979	65,483
Principal repayments from residential mortgage loans, held-for-investment and held-for-sale	15,944	33,235
Proceeds from sale of residential mortgage loans	649,712	—
Proceeds from sale of Agency RMBS	2,435,168	796,392
Proceeds from sale of Non-Agency RMBS	389,719	1,273,191
Proceeds from settlement of derivatives	22,841	14,107
Proceeds from sale of real estate owned	52,139	4,140
Net cash provided by (used in) investing activities	(117,194)	(1,095,728)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Financing Activities
Repayments of repurchase agreements	(5,644,864)	(2,839,051)
Margin deposits under repurchase agreements and derivatives	(441,696)	(221,598)
Repayments of notes payable	(5,445,381)	(5,019,000)
Payment of deferred financing fees	(38,486)	(8,389)
Common stock dividends paid	(197,011)	(178,162)
Borrowings under repurchase agreements	6,184,472	3,957,212
Return of margin deposits under repurchase agreements and derivatives	439,875	243,658
Borrowings under notes payable	4,211,548	5,377,633
Issuance of common stock	882,166	173,201
Costs related to issuance of common stock	(3,580)	(2,693)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	142,082
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(56,633)	(200,368)
Net cash provided by (used in) financing activities	(109,590)	1,424,525

Net Increase (Decrease) in Cash and Cash Equivalents	135,327	(84,393)

Cash and Cash Equivalents, Beginning of Period	212,985	271,994

Cash and Cash Equivalents, End of Period	$348,312	$187,601

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$175,615	$105,937
Cash paid during the period for income taxes	535	9,119

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$106,011	$49,484
Reclassification resulting from the application of ASU No. 2014-11	85,955	—
Purchase of investments, primarily Agency RMBS, settled after quarter end	1,059,232	—
Non-cash contingent consideration	50,000	—
Sale of Agency RMBS settled after quarter end	2,031,425	—
Transfer from residential mortgage loans, held-for-sale to real estate owned	28,836	—
Non-cash distribution from Consumer Loan Companies	585	609
Portion of HLSS Acquisition (Note 1) paid in common stock	434,092	—
Real estate securities retained from loan securitizations	14,990	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s Board of Directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also manages Newcastle and investment funds that own a majority of Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer, and Springleaf Holdings, Inc. (“Springleaf”), managing member of the Consumer Loan Companies (Note 9).

As of September 30, 2015, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2015. In addition, Fortress, through its affiliates, held options to purchase approximately 10.9 million shares of New Residential’s common stock as of September 30, 2015.

Interim Financial Statements

The accompanying condensed consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2014 and notes thereto included in New Residential’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2014.

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
September 30, 2015
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

New Residential has corrected the previously presented condensed consolidated statement of cash flows for these loans. The effect of the adjustment on the presentation for the nine months ended September 30, 2014 was to move $249.7 million of gross cash inflows and $737.2 million of gross cash outflows from investing activities to operating activities. New Residential has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not materially misstate the previously issued financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies will be required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for New Residential in the first quarter of 2018. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

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
September 30, 2015
(dollars in tables in thousands, except share data)

Acquisition of HLSS Assets and Liabilities

On February 22, 2015, New Residential entered into an Agreement and Plan of Merger (the “Initial Merger Agreement”) with Home Loan Servicing Solutions, Ltd., a Cayman Islands exempted company (“HLSS”) and Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and a wholly owned subsidiary of New Residential (“Merger Sub”). HLSS was listed on the NASDAQ Stock Market LLC under the symbol “HLSS” until April 29, 2015, when its shares were delisted. On April 6, 2015, with the approval of their respective Boards of Directors, New Residential and HLSS, together with certain of their respective subsidiaries, entered into a Termination Agreement (the “Termination Agreement”) (providing for the termination of the Initial Merger Agreement) and simultaneously entered into a Share and Asset Purchase Agreement (the “Acquisition Agreement”).

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

The Acquisition Agreement includes certain customary post-closing covenants of New Residential, the Buyers and HLSS. In addition, the Board of Directors of HLSS also approved a wind down plan (the “Distribution and Liquidation Plan”), pursuant to which HLSS sold the shares of New Residential Acquisition Common Stock received in the HLSS Acquisition on April 8, 2015 and distributed to HLSS shareholders the cash consideration from the HLSS Acquisition and the cash proceeds from the sale of shares of New Residential Acquisition Common Stock; provided that under the terms of the Distribution and Liquidation Plan, HLSS retained $50.0 million of cash (the “Retained Amount”) for wind down costs, of which $45.1 million remained as of September 30, 2015.

At the Acquisition Closing, HLSS Advances entered into a Services Agreement, dated as of April 6, 2015, with HLSS (the “Services Agreement”). Pursuant to the Services Agreement, HLSS Advances agreed to manage the assets and affairs of HLSS in accordance with terms and conditions set forth therein and, in all cases, in accordance with the Distribution and Liquidation Plan. The Services Agreement provided that HLSS Advances was responsible for the operations of HLSS and performed (or caused to be performed) such services and activities relating to the assets and operations of HLSS as may have been appropriate, including, among other things, administering the Distribution and Liquidation Plan and handling all claims, disputes or controversies in which HLSS was a party or may otherwise have been involved, through the consummation of the New Merger (as defined below). HLSS Advances was not compensated by HLSS for its services under the Services Agreement but was reimbursed by HLSS for expenses incurred on behalf of HLSS.

At the Acquisition Closing, New Residential and Merger Sub entered into an Agreement and Plan of Merger, dated April 6, 2015, with HLSS (the “New Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth therein (including the approval of HLSS’s shareholders), HLSS (which at the time of the New Merger (as defined below) had substantially wound-down its operations) merged with and into Merger Sub, with Merger Sub continuing as the surviving company and a wholly owned subsidiary of New Residential (the “New Merger”). Following the New Merger, references to HLSS refer to Merger Sub.

Pursuant to the New Merger Agreement, and upon the terms and conditions set forth therein, at the effective time of the New Merger (the “Effective Time”), each ordinary share of HLSS, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than those shares of HLSS owned by New Residential or any direct or indirect wholly-owned subsidiary of New Residential and shares of HLSS as to which dissenters’ rights have been properly exercised), was automatically converted into the right to receive $0.704059 per share in cash, without interest. The Effective Time occurred on October 23, 2015, at which time New Residential paid approximately $50.0 million to HLSS shareholders and the New Merger was completed.

The New Merger did not require the approval of New Residential’s shareholders. However, consummation of the New Merger was subject to, among other things: (i) approval of the New Merger by the requisite vote of HLSS’s shareholders; (ii) not more than 10% of HLSS’s issued and outstanding shares properly exercising appraisal rights as of the time immediately before the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

closing of the New Merger (the “New Merger Closing”); and (iii) certain other customary closing conditions. Moreover, each party’s obligation to consummate the New Merger was subject to certain other conditions, including without limitation, (i) the accuracy of the other party’s representations and warranties and (ii) the other party’s compliance with its covenants and agreements contained in the New Merger Agreement (in each case subject to customary materiality qualifiers). In addition, the obligations of New Residential and Merger Sub to consummate the New Merger were subject to the absence of any Company Material Adverse Effect (as defined in the New Merger Agreement).

The purchase price for the HLSS Acquisition included the fair value of the common stock issued of $434.1 million, cash consideration paid of $622.0 million, HLSS seller financing of $385.2 million, and contingent cash consideration of $50.0 million. The total consideration is summarized as follows:

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
The New Merger Agreement, and the $50.0 million consideration related thereto, is included as a part of the business combination in conjunction with the Share and Asset Purchase Agreement. The range of outcomes for this contingent consideration was from $0.0 million to $50.0 million, dependent on whether the New Merger was approved by HLSS shareholders and other factors. As of the Effective Time, the net contingent consideration paid was fixed at $5.1 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

New Residential has performed a preliminary allocation of the purchase price to HLSS’s assets and liabilities, as set forth below. The final allocation of purchase price may differ from the amounts included herein. The preliminary allocation of the total consideration, following reclassifications to conform to New Residential’s presentation, is as follows:

Total Consideration ($ in millions)	$1,491.2
Assets
Cash and cash equivalents	$51.5
Servicer advances, at fair value	5,098.2
Excess mortgage servicing rights, at fair value	919.5
Residential mortgage loans, held-for-sale(A)	418.8
Deferred tax asset(B)	186.8
Investment in HLSS Ltd.	44.9
Other assets(C)	405.0
Total Assets Acquired	$7,124.7

Liabilities
Notes payable	5,583.0
Deferred tax liabilities	(0.8)
Accrued expenses and other liabilities(D)(E)	51.3
Total Liabilities Assumed	$5,633.5

Net Assets	$1,491.2

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

Contingent Payment to the Acquiree’s Employees

New Residential identified both retention bonus and severance arrangements for the HLSS employees. Retention bonus payments are triggered by a change in control and continued employment for a specified period post-acquisition. As future service is required, retention bonus payments totaling approximately $3.0 million have been recognized in General and administrative expenses in New Residential’s statement of income for the nine months ended September 30, 2015.

Severance is triggered by a change in control and termination without cause by New Residential within a specified period post-acquisition. As the second trigger represents an action by New Residential as the acquirer, a total amount of approximately $2.8 million has been recognized in General and administrative expenses in New Residential’s statement of income for the nine months ended September 30, 2015.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
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

Unaudited Supplemental Pro Forma Financial Information - The following table presents unaudited pro forma combined Interest income and Income Before Income Taxes for the three and nine months ended September 30, 2014 and 2015 prepared as if the HLSS Acquisition had been consummated on January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma
Interest income	$182,341	$194,555	$531,479	$558,564
Income Before Income Taxes	58,655	206,320	229,771	558,819

The 2015 unaudited supplemental pro forma financial information has been adjusted to exclude, and the 2014 unaudited supplemental pro forma financial information has been adjusted to include, approximately $26.1 million of acquisition-related costs incurred by New Residential and HLSS in 2015. The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the HLSS Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the HLSS Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the HLSS Acquisition occurred on January 1, 2014.

New Residential’s condensed consolidated statements of income include interest income and income before income taxes of HLSS since the April 6, 2015 acquisition of $184.3 million and $69.4 million, respectively.

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

The specific terms of the fee arrangements with respect to each pool of mortgage loans may be documented pursuant to the Sale Supplements in each case having an initial term of up to eight years (commencing on the date of the applicable Sale Supplement).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

If Ocwen and New Residential do not agree to revised fee arrangements at the end of such term, New Residential may direct Ocwen to transfer servicing to a third party, and New Residential may keep any proceeds of such transfer.

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

Pursuant to an amendment to the Purchase Agreement executed in connection with the consummation of the HLSS Acquisition, such Purchase Agreement and the related Sale Supplements were amended, among other things, to (i) obtain Ocwen’s consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement thereto, (ii) provide that HLSS Holdings will not direct the replacement of Ocwen as servicer before April 6, 2017 except under the circumstances described in the amendment, (iii) extend the scheduled term of Ocwen’s servicing appointment under each sale supplement until the earlier of 8 years from the date of the related sale supplement and April 30, 2020 (subject to an agreement to commence negotiating in good faith for an extension of the contract term no later than six months prior to the end of the applicable term) unless certain servicer ratings thresholds are not met on the 6 year anniversary of the related sale supplement, in which case the related term would expire on such anniversary, and (iv) provide that Ocwen will reimburse HLSS Holdings, subject to specified limits, for certain increased costs resulting from further S&P servicer rating downgrades of Ocwen. Through September 30, 2015, New Residential has accrued $8.5 million in connection with clause (iv), which is included in Other Income, and which was received in October 2015. In addition, pursuant to such amendment Ocwen agreed to sell to New Residential the economic beneficial rights to any right of optional termination or “clean-up call” of any trust related to any servicing agreement in respect of certain servicing fees New Residential acquired from HLSS and to exercise such rights only at New Residential’s direction. New Residential agreed to pay to Ocwen a fee in an amount equal to 0.50% of the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay costs and expenses of Ocwen in connection with any such exercise. Optional termination or clean up call rights generally may not be exercised until the outstanding principal balance of serviced loans is reduced to a specified balance.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income, net, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized gain (loss) on derivative instruments	$(14,239)	$4,799	$(22,498)	$2,355
Gain (loss) on transfer of loans to REO	1,272	5,167	1,075	11,861
Gain on consumer loans investment	14,385	—	33,342	—
Fee earned on deal termination	—	5,000	—	5,000
Other income (loss)	6,346	323	6,318	323
	$7,764	$15,289	$18,237	$19,539

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) on sale of real estate securities, net	$24,454	$3,668	$31,230	$65,444
Gain (loss) on sale of residential mortgage loans, net	226	—	32,851	—
Gain (loss) on settlement of derivatives	(39,406)	(2,403)	(48,227)	(6,186)
Gain (loss) on liquidated residential mortgage loans	123	782	246	782
Gain (loss) on sale of REO(A)	(1,914)	(159)	(9,751)	(801)
Other gains (losses)	108	(950)	(6,790)	(1,405)
	$(16,409)	$938	$(441)	$57,834

(A)	Includes approximately $3.2 million loss on REO sold as a part of the residential mortgage loan sales described in Note 8 during the nine months ended September 30, 2015.

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014
Margin receivable, net	$60,841	$59,021	Interest payable	$14,562	$7,857
Other receivables(A)	23,571	1,797	Accounts payable	19,875	28,059
Deferred financing costs, net(B)	—	—	Derivative liabilities	29,364	14,220
Principal paydown receivable	920	3,595	Current taxes payable	1,883	2,349
Receivable from government agency(C)	58,384	9,108	Contingent consideration (Note 1)	50,000	—
Call rights	414	3,728	Settlement payable	9,100	—
Interest receivable	35,755	8,658	Other liabilities(F)	8,642	20
GNMA EBO servicer advance receivable(D)	62,552	—		$133,426	$52,505
Other assets(E)	19,203	9,516
	$261,640	$95,423

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

(A)
Primarily includes a receivable from Ocwen related to their servicer rating downgrade, funds in transit from the EBO loan repurchase agreement counterparty, and claims receivable related to residual securities owned.

(B)	Deferred financing costs were reclassified as an offset to the related debt obligation in June 2015 pursuant to ASU No. 2015-03 (Note 1).

(C)	Represents claims receivable from FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(D)	Represents an HLSS loan to a counterparty collateralized by servicer advances on GNMA EBO loans.

(E)	Primarily includes prepaid expenses.

(F)	Primarily includes accrued retention bonus and severance arrangements for HLSS employees.

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Nine Months Ended September 30,
	2015	2014
Accretion of servicer advance interest income	$256,045	$153,790
Accretion of excess mortgage servicing rights income	87,874	37,703
Accretion of net discount on securities and loans	35,239	30,127
Amortization of deferred financing costs	(18,691)	(7,675)
	$360,467	$213,945

3. SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans, and (vi) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the management fees and incentive compensation related to the Management Agreement, (iii) corporate cash and related interest income, and (iv) secured corporate loans and related interest expense during the periods outstanding.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2015
Interest income	$38,477	$105,135	$28,984	$8,888	$—	$857	$182,341
Interest expense	—	64,291	5,150	4,651	530	2,936	77,558
Net interest income (expense)	38,477	40,844	23,834	4,237	(530)	(2,079)	104,783
Impairment	—	—	1,574	(3,341)	—	—	(1,767)
Other income	10,227	(12,554)	(28,354)	(1,530)	14,386	—	(17,825)
Operating expenses	168	10,341	766	2,845	66	18,716	32,902
Income (Loss) Before Income Taxes	48,536	17,949	(6,860)	3,203	13,790	(20,795)	55,823
Income tax expense (benefit)	—	(4,852)	—	(1,405)	325	—	(5,932)
Net Income (Loss)	$48,536	$22,801	$(6,860)	$4,608	$13,465	$(20,795)	$61,755
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$7,230	$—	$—	$—	$—	$7,230
Net income (loss) attributable to common stockholders	$48,536	$15,571	$(6,860)	$4,608	$13,465	$(20,795)	$54,525

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2015
Interest income	$87,874	$256,087	$66,699	$32,408	$1	$1,822	$444,891
Interest expense	—	151,377	12,171	15,929	1,054	12,877	193,408
Net interest income (expense)	87,874	104,710	54,528	16,479	(1,053)	(11,055)	251,483
Impairment	—	—	3,294	2,408	—	—	5,702
Other income	18,415	835	(37,655)	20,063	33,342	(2,880)	32,120
Operating expenses	517	12,604	769	14,557	177	61,500	90,124
Income (Loss) Before Income Taxes	105,772	92,941	12,810	19,577	32,112	(75,435)	187,777
Income tax expense (benefit)	—	7,565	—	(2,942)	324	—	4,947
Net Income (Loss)	$105,772	$85,376	$12,810	$22,519	$31,788	$(75,435)	$182,830
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$22,332	$—	$—	$—	$(5,158)	$17,174
Net income (loss) attributable to common stockholders	$105,772	$63,044	$12,810	$22,519	$31,788	$(70,277)	$165,656

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
September 30, 2015
Investments	$1,673,008	$7,499,775	$2,428,729	$784,184	$—	$—	$12,385,696
Cash and cash equivalents	237	151,833	6,169	9,090	12,344	168,639	348,312
Restricted cash	499	162,728	—	1,720	—	92	165,039
Derivative assets	—	1,318	—	—	—	—	1,318
Other assets	34	179,950	2,103,217	101,737	2,362	68,553	2,455,853
Total assets	$1,673,778	$7,995,604	$4,538,115	$896,731	$14,706	$237,284	$15,356,218
Debt	$—	$7,038,079	$3,034,649	$719,568	$40,264	$186,520	$11,019,080
Other liabilities	350	29,582	1,090,460	7,563	416	182,696	1,311,067
Total liabilities	350	7,067,661	4,125,109	727,131	40,680	369,216	12,330,147
Total equity	1,673,428	927,943	413,006	169,600	(25,974)	(131,932)	3,026,071
Noncontrolling interests in equity of consolidated subsidiaries	—	219,538	—	—	—	—	219,538
Total New Residential stockholders’ equity	$1,673,428	$708,405	$413,006	$169,600	$(25,974)	$(131,932)	$2,806,533
Investments in equity method investees	$213,318	$—	$—	$—	$—	$—	$213,318

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2014
Interest income	$12,914	$50,967	$11,179	$22,526	$—	$1	$97,587
Interest expense	3	25,157	1,932	5,065	1,149	1	33,307
Net interest income (expense)	12,911	25,810	9,247	17,461	(1,149)	—	64,280
Impairment	—	—	—	1,134	—	—	1,134
Other income	60,722	22,948	955	14,950	22,490	(1)	122,064
Operating expenses	103	4,796	169	3,163	632	16,448	25,311
Income (Loss) Before Income Taxes	73,530	43,962	10,033	28,114	20,709	(16,449)	159,899
Income tax expense (benefit)	—	7,403	—	306	92	—	7,801
Net Income (Loss)	$73,530	$36,559	$10,033	$27,808	$20,617	$(16,449)	$152,098
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$25,726	$—	$—	$—	$—	$25,726
Net income (loss) attributable to common stockholders	$73,530	$10,833	$10,033	$27,808	$20,617	$(16,449)	$126,372

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2014
Interest income	$37,703	$153,790	$41,939	$28,300	$—	$1	$261,733
Interest expense	1,294	86,885	9,513	6,454	4,170	500	108,816
Net interest income (expense)	36,409	66,905	32,426	21,846	(4,170)	(499)	152,917
Impairment	—	—	943	1,591	—	—	2,534
Other income	91,943	105,657	59,410	17,808	60,185	—	335,003
Operating expenses	488	5,815	800	4,140	745	52,744	64,732
Income (Loss) Before Income Taxes	127,864	166,747	90,093	33,923	55,270	(53,243)	420,654
Income tax expense (benefit)	—	29,085	—	306	92	—	29,483
Net Income (Loss)	$127,864	$137,662	$90,093	$33,617	$55,178	$(53,243)	$391,171
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$92,524	$—	$—	$—	$—	$92,524
Net income (loss) attributable to common stockholders	$127,864	$45,138	$90,093	$33,617	$55,178	$(53,243)	$298,647

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2014	$409,076	$8,657	$—	$417,733
Transfers from indirect ownership	98,258	—	—	98,258
Purchases	131,488	—	919,531	1,051,019
Interest income	46,840	176	40,858	87,874
Other income	2,246	—	—	2,246
Proceeds from repayments	(94,212)	(997)	(101,957)	(197,166)
Change in fair value(C)	1,854	(1,890)	(238)	(274)
Balance as of September 30, 2015	$595,550	$5,946	$858,194	$1,459,690

(A)	Specialized Loan Servicing LLC (“SLS”). See Note 6 for a description of the SLS Transaction.

(B)	Ocwen services the loans underlying the Excess MSRs and Servicer Advances acquired from HLSS. See Note 1.

(C)
In the third quarter of 2015, New Residential recorded a cumulative positive prior period adjustment of $4.4 million (of which $4.2 million related to 2014 and prior) resulting from adjustments to certain modeling assumptions.

Nationstar, SLS or Ocwen, as applicable, as servicer, performs all servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

During the six months ended June 30, 2015, New Residential invested approximately $54.2 million to acquire a 33.3% interest in the Excess MSR on two portfolios of Freddie Mac and one portfolio of Fannie Mae residential mortgage loans with an aggregate UPB of $17.3 billion and $1.6 billion, respectively. In addition, New Residential invested approximately $72.4 million to acquire a 40% interest in the Excess MSR on a portfolio of Ginnie Mae residential mortgage loans with an aggregate UPB of $18.5 billion. Fortress-managed funds and Nationstar each agreed to acquire a 33% interest in the Freddie Mac and Fannie Mae Excess MSR and a 40% and 20% interest in the Ginnie Mae Excess MSR, respectively. Nationstar as servicer agreed to perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Furthermore, on April 6, 2015, New Residential acquired Excess MSRs in connection with the HLSS Acquisition (Note 1).

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	September 30, 2015							December 31, 2014
	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$78,057,699	32.5% - 66.7%	0.0% - 40.0%	20.0% - 35.0%	5.9	$236,787	$284,805	$188,733
Recapture Agreements	—	32.5% - 66.7%	0.0% - 40.0%	20.0% - 35.0%	11.7	25,127	47,270	28,786
	78,057,699				6.5	261,914	332,075	217,519

Non-Agency(D)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$98,914,180	33.3% - 80.0%	0.0% - 50.0%	0.0% - 33.3%	5.1	$215,268	$252,674	$189,812
Recapture Agreements	—	33.3% - 80.0%	0.0% - 50.0%	0.0% - 33.3%	12.0	14,830	16,748	10,402
Ocwen Serviced Pools	145,781,953	100.0%	—%	—%	5.4	858,431	858,193	—
	244,696,133				5.4	1,088,529	1,127,615	200,214
Total	$322,753,832				5.6	$1,350,443	$1,459,690	$417,733

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or Recapture Agreements, as applicable.

(D)	Excess MSR investments in which New Residential also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2015 (Note 6).

Changes in fair value recorded in other income are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Original and Recaptured Pools	$1,485	$24,124	$(3,933)	$34,012
Recapture Agreements	(354)	4,442	3,659	6,658
	$1,131	$28,566	$(274)	$40,670

In the third quarter of 2015, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2015	December 31, 2014
California	26.6%	31.5%
Florida	9.1%	7.7%
New York	7.3%	4.3%
Texas	4.4%	4.2%
New Jersey	4.0%	3.2%
Maryland	3.8%	4.0%
Illinois	3.4%	3.2%
Virginia	3.2%	3.3%
Washington	2.8%	3.6%
Massachusetts	2.6%	2.1%
Other U.S.	32.8%	32.9%
	100.0%	100.0%
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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	September 30, 2015	December 31, 2014
Excess MSR assets	$415,120	$653,293
Other assets	11,516	8,472
Other liabilities	—	(13)
Equity	$426,636	$661,752
New Residential’s investment	$213,318	$330,876

New Residential’s ownership	50.0%	50.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$12,399	$18,341	$33,316	$54,126
Other income (loss)	4,492	45,354	(348)	47,843
Expenses	(38)	(29)	(82)	(70)
Net income	$16,853	$63,666	$32,886	$101,899

New Residential’s investments in equity method investees changed during the nine months ended September 30, 2015 as follows:

Balance at December 31, 2014	$330,876
Contributions to equity method investees	—
Transfers to direct ownership	(98,258)
Distributions of earnings from equity method investees	(31,876)
Distributions of capital from equity method investees	(3,867)
Change in fair value of investments in equity method investees(A)	16,443
Balance at September 30, 2015	$213,318

(A)
In the third quarter of 2015, New Residential recorded a cumulative positive prior period adjustment of $3.5 million (of which $2.7 million related to 2014 and prior) resulting from adjustments to certain modeling assumptions.

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	September 30, 2015
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$76,072,734	66.7%	50.0%	$274,979	$343,007	5.8
Recapture Agreements	—	66.7%	50.0%	49,875	72,113	11.8
Total	$76,072,734			$324,854	$415,120	6.7

(A)	The remaining interests are held by Nationstar.

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

In the third quarter of 2015, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2015	December 31, 2014
California	12.9%	23.5%
Florida	7.4%	8.9%
Texas	6.1%	4.8%
New York	5.7%	5.6%
Georgia	5.6%	4.1%
New Jersey	4.2%	3.9%
Illinois	4.0%	3.5%
Maryland	3.2%	3.3%
Virginia	3.2%	3.2%
Pennsylvania	3.1%	2.3%
Other U.S.	44.6%	36.9%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, agreed to purchase the outstanding servicer advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSRs (Notes 4 and 5), including the basic fee component of the related MSRs. As of September 30, 2015, the Buyer had funded $2.2 billion of servicer advances, net of recoveries, financed with $2.1 billion of notes payables outstanding (Note 11). A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 44.5% interest in the Buyer as of September 30, 2015. As of September 30, 2015, noncontrolling third-party investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2015, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $236.5 million and $189.8 million of capital distributed to the third-party co-investors and New Residential, respectively.  Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to certain residential loan pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of September 30, 2015 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs, all of the servicer advances and related basic fee portion of the MSRs (the “Advance Fee”), and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by SLS. New Residential continues to evaluate the call rights it purchased from SLS, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. Fortress-managed funds acquired the other 50%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS Transaction was $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for servicer advances and Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included servicer advances and Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts. As of September 30, 2015, New Residential had funded $149.6 million of servicer advances, net of recoveries, financed with $133.3 million of notes payable outstanding (Note 11). SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.
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

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2015
Servicer advances (C)	$7,417,372	$7,499,775	5.5%	5.6%	4.3
As of December 31, 2014
Servicer advances	$3,186,622	$3,270,839	5.4%	5.8%	4.0

(A)	Carrying value represents the fair value of the investments in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes an asset-backed security collateralized by servicer advances purchased during the third quarter of 2015. This security had a face amount of $122.0 million and was purchased for $122.0 million. See Note 7 for details related to this security.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Changes in Fair Value Recorded in Other Income	$(18,738)	$22,948	$(1,845)	$105,825

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The following is additional information regarding the servicer advances and related financing:

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes Payable	Gross	Net(B)	Gross	Net
September 30, 2015
Servicer advances(D)	$228,839,917	$7,644,435	3.3%	$7,055,203	90.5%	89.4%	3.1%	2.3%
December 31, 2014
Servicer advances(D)	$96,547,773	$3,102,492	3.2%	$2,890,230	91.4%	90.4%	3.0%	2.3%

(A)	Based on outstanding servicer advances as of September 30, 2015, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of an interest reserve maintained by the Buyer.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investments in servicer advances:

	September 30, 2015	December 31, 2014
Principal and interest advances	$2,376,186	$729,713
Escrow advances (taxes and insurance advances)	3,653,320	1,600,713
Foreclosure advances	1,614,929	772,066
Total	$7,644,435	$3,102,492

Interest income recognized by New Residential related to its investments in servicer advances was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income, gross of amounts attributable to servicer compensation	$221,613	$79,116	$511,931	$232,800
Amounts attributable to base servicer compensation	(26,553)	(6,932)	(65,111)	(20,983)
Amounts attributable to incentive servicer compensation	(89,952)	(21,217)	(190,775)	(58,027)
Interest income from investments in servicer advances	$105,108	$50,967	$256,045	$153,790

Others’ interests in the equity of the Buyer is computed as follows:

	September 30, 2015	December 31, 2014
Total Advance Purchaser LLC equity	$395,717	$457,545
Others’ ownership interest	55.5%	55.5%
Others’ interest in equity of consolidated subsidiary	$219,538	$253,836

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Advance Purchaser LLC income	$13,036	$46,834	$40,258	$166,227
Others’ ownership interest as a percent of total(A)	55.5%	54.9%	55.5%	55.7%
Others’ interest in net income (loss) of consolidated subsidiaries(B)	$7,230	$25,726	$22,332	$92,524

(A)
As a result, New Residential owned 44.5% and 45.1% of the Buyer, on average during the three months ended September 30, 2015 and 2014, respectively, and 44.5% and 44.3% of the Buyer, on average during the nine months ended September 30, 2015 and 2014, respectively.

(B)	Excludes HLSS shareholders’ interests in the net income (loss) of HLSS of $0.0 million, $0.0 million, $5.1 million, and $0.0 million during these periods, respectively.

7. INVESTMENTS IN REAL ESTATE SECURITIES

	Nine Months Ended September 30, 2015
	(in millions)
	Agency	Non Agency
Purchases
Face	$3,936.1	$1,250.9
Purchase Price	$4,085.7	$778.1

Sales
Face	$4,278.5	$441.1
Amortized Cost	$4,439.2	$385.9
Sale Price	$4,466.7	$389.7
Gain on Sale	$27.4	$3.8

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

On September 25, 2015, New Residential exercised its call rights related to seven Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. New Residential owned $7.4 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $4.5 million prior to the repayment. See Note 8 for further details on this transaction.

On September 30, 2015, New Residential sold and purchased $1.9 billion and $1.0 billion face amount of Agency RMBS for $2.0 billion and $1.1 billion, respectively. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trade Receivable and Trades Payable.

See Note 10 for a discussion of transactions formerly accounted for as linked transactions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
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

			Gross Unrealized				Weighted Average					December 31, 2014
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)(C)	Principal Subordination(D)	Carrying Value
Agency RMBS(E)(F)	$1,192,781	$1,251,358	$480	$(2,553)	$1,249,285	27	AAA	3.32%	2.64%	5.2	N/A	$1,740,163
Non-Agency RMBS(G) (H)	2,594,423	1,166,464	22,651	(9,671)	1,179,444	201	B+	2.45%	4.46%	7.9	13.6%	723,000
Total/ Weighted Average	$3,787,204	$2,417,822	$23,131	$(12,224)	$2,428,729	228	A-	2.82%	3.52%	6.5		$2,463,163

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 60 bonds which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities that is subordinate to New Residential’s investments.

(E)	Includes securities issued or guaranteed by U.S. Government agencies such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(F)	The total outstanding face amount was $1.0 billion for fixed rate securities and $192.6 million for floating rate securities as of September 30, 2015.

(G)
The total outstanding face amount was $1.6 billion (including $1.4 billion of residual and interest-only notional amount) for fixed rate securities and $966.9 million (including $44.8 million of residual and interest-only notional amount) for floating rate securities as of September 30, 2015.

(H)
Includes Other ABS consisting primarily of (i) interest-only securities which New Residential elected to carry at fair value and record changes to valuation through the income statement and representing 5.3% of the carrying value of the Non-Agency RMBS portfolio and (ii) bonds backed by servicer advances representing 10.4% of the carrying value of the Non-Agency RMBS portfolio.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Other ABS	$1,131,277	$64,116	$1,129	$(1,835)	$63,410	9	AA+	1.86%	8.71%	4.2	N/A
Servicer Advance Bond	$122,000	$122,000	$—	$—	$122,000	1	AAA	2.54%	2.54%	1.0	N/A

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the nine months ended September 30, 2015, New Residential recorded other-than-temporary impairment charges (“OTTI”) of $3.3 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s securities in an unrealized loss position as of September 30, 2015.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than Twelve Months	$1,352,966	$509,529	$(2,869)	$506,660	$(10,135)	$496,525	89	BB-	2.09%	3.90%	8.3
Twelve or More Months	131,082	141,743	—	141,743	(2,089)	139,654	16	AAA	2.41%	2.21%	5.0
Total/Weighted Average	$1,484,048	$651,272	$(2,869)	$648,403	$(12,224)	$636,179	105	BBB-	2.16%	3.53%	7.6

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of September 30, 2015.

(B)
The weighted average rating of securities in an unrealized loss position for less than twelve months excludes the rating of 23 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2015
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	111,179	113,435	(2,869)	(2,256)
Non-credit impaired securities	525,000	534,968	—	(9,968)
Total debt securities in an unrealized loss position	$636,179	$648,403	$(2,869)	$(12,224)

(A)
This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, New Residential estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include New Residential’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(B)	This amount represents unrealized losses on securities that are due to non-credit factors and recorded through other comprehensive income.

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment and, therefore, do not have unrealized losses reflected in other comprehensive income as of September 30, 2015.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

Nine Months Ended September 30, 2015
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$1,127
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	5
Additions for credit losses on securities for which an OTTI was not previously recognized	3,287
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(574)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$3,845

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	September 30, 2015		December 31, 2014
Geographic Location(B)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$829,570	33.5%	$779,930	41.1%
Southeastern U.S.	623,324	25.2%	409,755	21.6%
Northeastern U.S.	483,036	19.5%	344,716	18.2%
Midwestern U.S.	259,430	10.5%	190,480	10.0%
Southwestern U.S.	274,590	11.1%	170,829	9.0%
Other(A)	2,473	0.2%	440	0.1%
	$2,472,423	100.0%	$1,896,150	100.0%

(A)	Represents collateral for which New Residential was unable to obtain geographic information.

(B)	Excludes $122.0 million face amount of bonds backed by servicer advances.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the nine months ended September 30, 2015, excluding residual and interest-only securities, the face amount of these real estate securities was $280.2 million, with total expected cash flows of $323.0 million and a fair value of $205.8 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and interest-only securities:

	Outstanding Face Amount	Carrying Value
September 30, 2015	$596,801	$404,884
December 31, 2014	536,342	414,298

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$181,671
Adoption of ASU No. 2014-11 (Note 1)	146,741
Additions	117,286
Accretion	(19,926)
Reclassifications from (to) non-accretable difference	(45,339)
Disposals	(97,991)
Balance at September 30, 2015	$282,442

See Note 18 for recent activities related to New Residential’s investments in real estate securities.

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

During the nine months ended September 30, 2015, New Residential acquired and sold several portfolios of reperforming and non-performing residential mortgage loans as discussed below:

•	New Residential acquired a portfolio of non-performing GNMA EBO residential mortgage loans with a UPB of $424.3 million for approximately $418.8 million as a part of the HLSS Acquisition (Note 1).

•
New Residential sold non-performing and performing residential mortgage loans with a UPB of approximately $1.2 billion and a carrying value of approximately $997.1 million at a price of approximately $1.0 billion and recorded gains of $29.8 million.

•
On June 25, 2015, New Residential exercised its call rights related to 18 Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $369.0 million at a price of approximately $388.8 million, contained in such trusts prior to their termination. New Residential securitized approximately $334.5 million in UPB of performing loans, which was recorded as a sale for accounting purposes, recognized a loss on settlement of investments of approximately $2.8 million, and paid approximately $14.9 million to acquire interest only notes representing a beneficial interest in the securitization. New Residential retained non-performing loans with a UPB of approximately $34.5 million at a price of $31.7 million. Additionally, New Residential acquired $1.3 million of real estate owned.

•
On September 25, 2015, New Residential exercised its call rights related to seven seasoned Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $216.3 million at a price of approximately $223.1 million, contained in such trusts prior to their termination. Additionally, New Residential acquired $1.5 million of real estate owned.

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment:

◦	Reverse Mortgage Loans

◦	Performing Loans

◦	Purchased Credit Impaired (“PCI”) Loans

•	Loans Held-for-Sale (“HFS”)

•	Real Estate Owned (“REO”)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	September 30, 2015
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	December 31, 2014 Carrying Value
Loan Type
Reverse Mortgage Loans(E)(F)	$37,331	$20,316	150	10.0%	4.1	20.3%	112.5%	75.6%	N/A	$24,965
Performing Loans(G)	22,154	20,497	684	9.0%	5.7	17.4%	77.6%	3.4%	627	22,873
Total Residential Mortgage Loans, held-for- investment	$59,485	$40,813	834	9.6%	4.7	19.2%	99.5%	48.7%	627	$47,838

Performing Loans, held-for-sale(G)	$196,973	$205,169	1,765	3.6%	6.6	2.0%	47.0%	—%	710	$388,485
Non-performing Loans, held-for-sale(H)(I)	585,879	508,748	3,582	5.3%	2.4	14.7%	109.3%	86.3%	575	737,954
Residential Mortgage Loans, held-for-sale	$782,852	$713,917	5,347	4.9%	3.4	11.5%	93.6%	64.6%	609	$1,126,439

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% interest that New Residential holds in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.4 million. Approximately 75% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where New Residential expects to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $6.7 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of September 30, 2015, New Residential has placed all of these loans on nonaccrual status, except as described in (I) below.

(I)	Includes $271.3 million UPB of GNMA EBO non-performing loans on accrual status as contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2015	December 31, 2014
New Jersey	15.1%	7.0%
New York	14.6%	12.2%
California	12.4%	15.0%
Florida	7.6%	6.3%
Maryland	3.4%	3.4%
Illinois	3.3%	4.4%
Texas	3.3%	4.1%
Massachusetts	3.1%	2.4%
Pennsylvania	2.9%	3.9%
Washington	2.7%	3.0%
Other U.S.	31.6%	38.3%
	100.0%	100.0%

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

Performing Loans

The following table provides past due information for New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2015
Days Past Due	Delinquency Status(A)
Current	98.7%
30-59	1.0%
60-89	0.2%
90-119(B)	—%
120+(C)	0.1%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

	For the Nine Months Ended September 30, 2015
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2014	$24,965	$22,873
Purchases/additional fundings	837	—
Proceeds from repayments	(687)	(2,247)
Accretion of loan discount (premium) and other amortization(A)	4,332	(11)
Provision for loan losses	(244)	(118)
Transfer of loans to other assets	(8,850)	—
Transfer of loans to real estate owned	(37)	—
Balance at September 30, 2015	$20,316	$20,497

(A)	Includes accelerated accretion of discount on loans paid in full.

Activities related to the valuation allowance on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	For the Nine Months Ended September 30, 2015
	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2014	$1,518	$1,447
Provision for loan losses(A)	245	118
Charge-offs(B)	—	(1,371)
Balance at September 30, 2015	$1,763	$194

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

Purchased Credit Impaired Loans

New Residential’s PCI loans were classified as held-for-sale at December 31, 2014 and throughout the nine months ended September 30, 2015, and therefore, are not subject to the accounting in ASC No. 310-30.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Nine Months Ended September 30, 2015
Loans Held-for-Sale
Balance at December 31, 2014	$1,126,439
Purchases(A)	1,029,934
Sales	(1,355,082)
Transfer of loans to other assets	(9,038)
Transfer of loans to real estate owned	(27,900)
Adoption of ASU No. 2014-11(B)	1,831
Proceeds from repayments	(51,548)
Valuation provision on loans	(719)
Balance at September 30, 2015	$713,917

(A)	Represents loans acquired with the intent to sell, including loans acquired in the HLSS Acquisition (Note 1).

(B)	Represents loans financed with the selling counterparty that were previously accounted for as linked transactions (Note 1).

Real estate owned (REO)

During the nine months ended September 30, 2015, New Residential received properties in satisfaction of non-performing residential mortgage loans. As a result, New Residential has recognized REO assets totaling approximately $29.4 million during the nine months ended September 30, 2015. In addition, New Residential has recognized $58.4 million in claims receivable from FHA on GNMA EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim (Note 2). As of September 30, 2015, New Residential had non-performing residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $353.9 million.

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

On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The proceeds in excess of the refinanced debt were distributed to the respective co-investors. New Residential received approximately $337.8 million, which reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million. Subsequent to this refinancing, New Residential has discontinued recording its share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative distributions. During the nine months ended September 30, 2015, the Consumer Loan Companies

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

distributed $33.3 million to New Residential in excess of its basis, resulting in corresponding gains, including $0.6 million in tax withholding payments on behalf of New Residential. The tax withholding payments were considered a non-cash distribution.

The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

	September 30, 2015	December 31, 2014
Consumer loan assets (amortized cost basis)	$1,786,179	$2,088,330
Other assets	75,165	92,051
Debt	(2,024,015)	(2,411,421)
Other liabilities	(6,077)	(12,340)
Equity	$(168,748)	$(243,380)
New Residential’s investment	$—	$—
New Residential’s ownership	30.0%	30.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$111,399	$129,551	$349,539	$407,995
Interest expense	(21,282)	(17,685)	(66,577)	(57,986)
Provision for finance receivable losses	(15,277)	(20,494)	(52,632)	(82,313)
Other expenses, net	(14,100)	(17,925)	(44,862)	(57,656)
Change in fair value of debt	—	1,522	—	(14,810)
Net income	$60,740	$74,969	$185,468	$195,230
New Residential’s equity in net income (through October 3, 2014)	$—	$22,490	$—	$60,185
New Residential’s ownership	30.0%	30.0%	30.0%	30.0%

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	Unpaid Principal Balance(A)	Interest in Consumer Loan Companies	Carrying Value(B)	Weighted Average Coupon(C)	Weighted Average Yield	Weighted Average Expected Life (Years)(D)
September 30, 2015	$2,207,194	30.0%	$1,786,179	18.3%	17.9%	3.4
December 31, 2014	$2,589,748	30.0%	$2,088,330	18.1%	16.1%	3.6

(A)	Represents the August 31, 2015 and November 30, 2014 balances, respectively.

(B)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(C)	Substantially all of the cash flows received on the loans is required to be used to make payments on the notes described above.

(D)	Weighted Average Expected Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

10. DERIVATIVES

As of September 30, 2015, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of September 30, 2015, New Residential held to-be-announced forward contract positions (“TBAs”) of $1.5 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

As of September 30, 2015, New Residential separately held TBAs of $500 million in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of setoff with the TBA counterparty. New Residential purchased these TBAs during the third quarter, but as the specific securities were not identified as of September 30, 2015, the positions are recorded as a derivative within the Accrued expenses and other liabilities line in the condensed financial statements. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

As a result of ASU No. 2014-11 (Note 1), New Residential determined that, as of January 1, 2015, its linked transactions are accounted for as secured borrowings. As a result, $32.4 million carrying amount of derivatives was removed from the balance sheet and replaced with $116.8 million carrying amount of Non-Agency RMBS, $1.8 million carrying amount of Residential Mortgage Loans, Held-for-Investment, $86.0 million of Repurchase Agreements, and $0.2 million of other liabilities.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivative assets
Real Estate Securities(A)	Derivative assets	$—	$32,090
Non-Performing Loans(A)	Derivative assets	—	312
Interest Rate Caps	Derivative assets	1,318	195
		$1,318	$32,597
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$(254)	$4,985
Interest Rate Swaps	Accrued expenses and other liabilities	29,618	9,235
		$29,364	$14,220

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The following table summarizes notional amounts related to derivatives:

	September 30, 2015	December 31, 2014
Non-Performing Loans(A)	$—	$2,931
Real Estate Securities(B)	—	186,694
TBAs, short position(C)	1,500,000	1,234,000
TBAs, long position(C)	500,000	—
Interest Rate Caps(D)	2,560,000	210,000
Interest Rate Swaps, short positions(E)	2,444,000	1,107,000

(A)	For December 31, 2014, represents the UPB of the underlying loans of the non-performing loan pools within linked transactions.

(B)	For December 31, 2014, represents the face amount of the real estate securities within linked transactions.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

(D)	Caps LIBOR at 0.50% for $1,275 million of notional, at 0.75% for $1,075 million of notional, and at 3.0% for $210 million of notional.

(E)	Receive LIBOR and pay a fixed rate.

The following table summarizes gains (losses) recorded in relation to derivatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Other income (loss)
Non-Performing Loans(A)	$—	$5,111	$—	$4,797
Real Estate Securities(A)	—	—	—	26
TBAs	2,054	33	254	263
Interest Rate Swaps	(15,294)	(345)	(20,383)	(2,731)
U.S.T. Short Positions	—	—	—	—
Interest Rate Caps	(999)	—	(2,369)	—
	(14,239)	4,799	(22,498)	2,355
Gain (loss) on settlement of investments
Real Estate Securities(A)	—	—	—	—
TBAs	(33,398)	—	(36,902)	43
Interest Rate Caps	(545)	—	(545)	—
Interest Rate Swaps	(5,463)	(2,403)	(10,780)	(6,405)
U.S.T. Short Positions	—	—	—	176
	(39,406)	(2,403)	(48,227)	(6,186)
Total gains (losses)	$(53,645)	$2,396	$(70,725)	$(3,831)

(A)
For December 31, 2014, investments purchased from, and financed by, the selling counterparty that New Residential accounted for as linked transactions are reflected as derivatives. Upon the adoption of ASU No. 2014-11 on January 1, 2015, these transactions are accounted for as secured borrowings (Note 1).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	September 30, 2015										December 31, 2014
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$2,144,624	$2,144,624	Oct-15	0.47%	0.1	$2,138,144	$2,236,321	$2,234,248	0.5	$1,707,602
Non-Agency RMBS (E)	Various	890,025	890,025	Oct-15 to Mar-16	1.80%	0.1	2,594,423	1,166,464	1,179,444	7.9	539,049
Residential Mortgage Loans(F)	Various	627,656	626,962	Nov-15 to Oct-16	2.79%	0.5	799,635	728,339	730,312	3.5	867,334
Real Estate Owned(G)(H)	Various	72,084	72,005	Nov-15 to Aug-16	3.13%	0.4	N/A	N/A	82,796	N/A	35,105
Consumer Loan Investment(I)	Apr-15	40,264	40,264	Oct-15	3.78%	0.1	N/A	N/A	—	3.4	—
Total Repurchase Agreements		3,774,653	3,773,880		1.25%	0.2					3,149,090
Notes Payable
Secured Corporate Note(J)	May-15	188,266	186,520	Apr-17	5.44%	1.6	96,532,601	222,505	263,476	5.0	—
Servicer Advances(K)	Various	7,055,203	7,038,079	Oct-15 to Aug-18	3.06%	1.1	7,644,435	7,417,372	7,499,775	4.3	2,885,784
Residential Mortgage Loans(L)	Oct-14	20,601	20,601	Oct-15	3.08%	0.1	37,331	22,078	20,316	4.1	22,194
Real Estate Owned	N/A	—	—		—%	—	N/A	N/A	—	N/A	785
Total Notes Payable		7,264,070	7,245,200		3.12%	1.1					2,908,763
Total/ Weighted Average		$11,038,723	$11,019,080		2.48%	0.8					$6,057,853

(A)	Net of deferred financing costs associated with the adoption of ASU No. 2015-03 (Note 1).

(B)	All debt obligations with a stated maturity of October 2015 were refinanced, extended, or repaid.

(C)	These repurchase agreements had approximately $2.9 million of associated accrued interest payable as of September 30, 2015.

(D)
The counterparties of these repurchase agreements are Citibank ($674.2 million), Morgan Stanley ($308.4 million), Bank of America ($202.1 million), Daiwa ($249.5 million), Royal Bank of Canada ($372.6 million) and Jefferies ($337.8 million) and were subject to customary margin call provisions. All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $2.0 billion of related trade and other receivables.

(E)
The counterparties of these repurchase agreements are Barclays ($11.1 million), Credit Suisse ($266.8 million), Royal Bank of Canada ($10.1 million), Bank of America, N.A. ($266.8 million), Citibank ($66.6 million), Goldman Sachs ($68.7 million) and UBS ($199.9 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(F)
The counterparties on these repurchase agreements are Barclays ($247.1 million maturing in January 2016), Bank of America N.A. ($264.1 million maturing in August 2016), Nomura ($55.5 million maturing in May 2016), Citibank ($3.1 million maturing in October 2016) and Credit Suisse ($57.9 million maturing in November 2015). All of these repurchase agreements have LIBOR-based floating interest rates.

(G)
The counterparties of these repurchase agreements are Barclays ($56.1 million), Credit Suisse ($1.1 million), Bank of America, N.A. ($5.0 million) and Nomura ($9.8 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on GNMA EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

(I)	The repurchase agreement is payable to Bank of America, N.A. and bears interest equal to three-month LIBOR plus 3.50% and is collateralized by New Residential’s interest in consumer loans (Note 9).

(J)
The loan bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 5.25%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.

(K)
$3.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.0% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the servicer advances, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $3.8 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Servicer Advances	Real Estate Securities	Real Estate Loans and REO	Consumer Loan Investment	Other	Total
Balance at December 31, 2014(A)	$2,890,230	$2,246,651	$925,418	$—	$—	$6,062,299
Repurchase Agreements:
Borrowings	—	5,062,743	1,078,753	42,976	—	6,184,472
Modified retrospective adjustment for the adoption of ASU No. 2014-11 (Note 1)	—	84,649	1,306	—	—	85,955
Repayments	—	(4,359,394)	(1,282,758)	(2,712)	—	(5,644,864)
Adoption of ASU No. 2015-03 (Note 1)	—	—	(773)	—	—	(773)
Notes Payable:
Retrospective adjustment for the adoption of ASU No. 2015-03 (Note 1)	(4,446)	—	—	—	—	(4,446)
Borrowings	8,940,486	—	1,632	—	852,419	9,794,537
Repayments	(4,775,513)	—	(4,010)	—	(665,858)	(5,445,381)
Adoption of ASU No. 2015-03 (Note 1)	(12,678)	—	—	—	(41)	(12,719)
Balance at September 30, 2015	$7,038,079	$3,034,649	$719,568	$40,264	$186,520	$11,019,080

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

In connection with the HLSS Acquisition, New Residential funded the purchase of servicer advances with notes issued under the HSART and HSART II facilities with a number of financial institutions consisting of (i) variable funding notes (“VFNs”) with a

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

borrowing capacity of up to $5.0 billion and (ii) $2.5 billion of term notes issued to institutional investors. The VFNs generally bear interest at a rate equal to the sum of (i) LIBOR or a cost of funds rate plus (ii) a spread of 1.0% to 1.6% depending on the class of the notes. The VFNs in the HSART II facility have expected repayment dates in December 2015 and the VFNs in the HSART facility have expected repayment dates in April 2016. The term notes generally bear interest at approximately 2.0% and have expected repayment dates from October 2015 through June 2018. The VFN and the term notes are secured by servicer advances, and the financing is nonrecourse, except for customary recourse provisions.

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

On August 28, 2015, New Residential, through its wholly-owned subsidiary, NRZ Advance Receivables Trust 2015-ON1 (“NRART”), issued servicer advance backed notes consisting of (i) VFNs with a borrowing capacity of up to $700.0 million and (ii) $800.0 million of term notes issued of which $44.0 million was voluntarily retained. New Residential repaid a portion of the VFNs pursuant to the HSART and HSART II facilities with proceeds of new notes issued under the NRART facility. The VFNs bear interest at a rate equal to the sum of (i) LIBOR plus (ii) a spread of 2.2%. The VFNs in the NRART facility have expected repayment dates in August 2016. The term notes bear interest at approximately 3.0% and have expected repayment dates from August 2016 through August 2018. The VFNs and term notes are secured by servicer advances, and the financing is nonrecourse, except for customary recourse provisions.

On October 1, 2015, an event of default (the “Specified Default”) occurred under the indenture related to certain notes issued by HLSS Servicer Advance Receivables Trust (“HSART”), a wholly-owned subsidiary of New Residential. The Specified Default occurred as a result of (and solely as a result of) Ocwen’s master servicer rating downgrade to “Below Average”, announced by Standard & Poor’s Rating Services (“S&P”) on September 29, 2015. After giving effect to such downgrade, Ocwen ceased to be an “Eligible Subservicer” under the indenture causing the “Collateral Test” under the indenture to not be satisfied. The continuing failure of the Collateral Test as of close of business on October 1, 2015 resulted in the occurrence of the Specified Default. The Specified Default caused $2.5 billion of term notes issued by HSART to become immediately due and payable, without premium or penalty, as of the close of business on October 1, 2015, in accordance with the terms of HSART’s indenture.

New Residential had previously secured approximately $4.0 billion of surplus servicer advance financing commitments from its lenders. HSART repaid all $2.5 billion of the term notes on October 2, 2015 in full with the proceeds of draws by HSART on variable funding notes previously issued by HSART. The holders of the variable funding notes issued by HSART previously agreed that the Specified Default would not be deemed an “event of default” under HSART’s indenture for purposes of their variable funding notes. After giving effect to the repayment of the term notes issued by HSART, the only outstanding notes issued by HSART are variable funding notes. The aggregate principal balance of such variable funding notes immediately after giving effect to the repayment of the term notes on October 2, 2015 equaled approximately $2.9 billion. No other material obligation of HSART arises, increases or accelerates as a result of the transactions described herein.

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

On September 25, 2015, New Residential exercised its call rights related to seven seasoned Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $216.3 million at a price of approximately $223.1 million, contained in such trusts prior to their termination. Additionally, New Residential acquired $1.5 million of real estate owned. Financing in the amount of $207.9 million was provided by Bank of America, N.A on an existing repurchase facility.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

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

Maturities

New Residential’s debt obligations as of September 30, 2015 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
October 1 through December 31, 2015	$1,014,660	$3,136,186	$4,150,846
2016	3,669,413	593,713	4,263,126
2017	1,555,105	188,266	1,743,371
2018	881,380	—	881,380
	$7,120,558	$3,918,165	$11,038,723

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of September 30, 2015:

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans	$2,275,000	$430,635	$1,844,365
Notes Payable
Servicer Advances(A)	Servicer Advances	10,969,193	7,055,203	3,913,990
		$13,244,193	$7,485,838	$5,758,355

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

Certain of the debt obligations are subject to customary debt covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period, or a 35% decline over any 3-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. New Residential was in compliance with all of its debt covenants as of September 30, 2015.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2015 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$322,753,832	$1,459,690	$—	$—	$1,459,690	$1,459,690
Excess mortgage servicing rights, equity method investees, at fair value(A)	76,072,734	213,318	—	—	213,318	213,318
Servicer advances	7,644,435	7,499,775	—	—	7,499,775	7,499,775
Real estate securities, available-for-sale	3,787,204	2,428,729	—	1,249,285	1,179,444	2,428,729
Residential mortgage loans, held-for-investment	59,485	40,813	—	—	41,965	41,965
Residential mortgage loans, held-for-sale	782,852	713,917	—	—	718,104	718,104
Non-hedge derivatives	2,560,000	1,318	—	1,318	—	1,318
Cash and cash equivalents	348,312	348,312	348,312	—	—	348,312
Restricted cash	165,039	165,039	165,039	—	—	165,039
		$12,870,911	$513,351	$1,250,603	$11,112,296	$12,876,250
Liabilities:
Repurchase agreements	$3,774,653	$3,773,880	$—	$3,774,653	$—	$3,774,653
Notes payable	7,264,070	7,245,200	—	—	7,265,725	7,265,725
Derivative liabilities	4,444,000	29,364	—	29,364	—	29,364
		$11,048,444	$—	$3,804,017	$7,265,725	$11,069,742

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Non-Agency	Servicer Advances	Non-Agency RMBS	Linked Transactions	Total
Balance at December 31, 2014	$217,519	$200,214	$232,618	$98,258	$3,270,839	$723,000	$32,402	$4,774,850
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Transfers from investments in excess mortgage servicing rights, equity method investees, to investments in excess mortgage servicing rights	—	98,258	—	(98,258)	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment (“OTTI”) on securities(D)	—	—	—	—	—	(3,294)	—	(3,294)
Included in change in fair value of investments in excess mortgage servicing rights(D)	1,985	(2,259)	—	—	—	—	—	(274)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	16,443	—	—	—	—	16,443
Included in change in fair value of investments in servicer advances	—	—	—	—	(1,845)	—	—	(1,845)
Included in gain on settlement of investments, net	—	—	—	—	—	3,808	—	3,808
Included in other income(D)	2,246	—	—	—	—	(1,074)	—	1,172
Gains (losses) included in other comprehensive income, net of tax(E)	—	—	—	—	—	(717)	—	(717)
Interest income	22,114	65,760	—	—	256,045	39,217	—	383,136
Purchases, sales, repayments and transfers
Purchases	131,488	919,531	—	—	15,746,159	778,085	—	17,575,263
Proceeds from sales	—	—	—	—	—	(389,719)	—	(389,719)
Proceeds from repayments	(43,277)	(153,889)	(35,743)	—	(11,771,423)	(86,694)	—	(12,091,026)
De-linked transactions(F)	—	—	—	—	—	116,832	(32,402)	84,430
Balance at September 30, 2015	$332,075	$1,127,615	$213,318	$—	$7,499,775	$1,179,444	$—	$10,352,227

(A)	Includes the Recapture Agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of each respective period.

(D)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.

(E)	These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

(F)	See Note 10 for a discussion of transactions formerly accounted for as linked transactions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

Investments in Excess MSRs and Excess MSRs Equity Method Investees Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of September 30, 2015:

	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Speed(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)
Agency
Original and Recaptured Pools	10.6%	4.2%	32.5%	21
Recapture Agreement	7.7%	4.6%	20.0%	24
	10.3%	4.2%	31.3%	21
Non-Agency(F)
Nationstar and SLS Serviced:
Original and Recaptured Pools	12.7%	N/A	10.3%	13
Recapture Agreement	7.5%	N/A	20.0%	20
Ocwen Serviced Pools	9.5%	N/A	—%	14
	10.1%	N/A	2.3%	14
Total/Weighted Average--Directly Held	10.1%	4.2%	7.9%	15

Held through Equity Method Investees (Note 5)
Agency
Original and Recaptured Pools	12.6%	6.3%	33.4%	19
Recapture Agreement	7.7%	4.5%	20.0%	23
Total/Weighted Average--Held through Investees	11.8%	6.0%	31.3%	19

Total/Weighted Average--All Pools	10.4%	4.6%	12.4%	16

(A)	Weighted by amortized cost basis of the mortgage loan portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee.

(F)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

As of September 30, 2015, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the servicer advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed	Delinquency	Mortgage Servicing Amount(A)		Discount Rate
September 30, 2015	2.4%	10.5%	17.5%	20.6	bps	5.5%

(A)	Mortgage servicing amount excludes the amounts New Residential pays its servicers as a monthly servicing fee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

Real Estate Securities Valuation

As of September 30, 2015, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,192,781	$1,251,358	$1,249,285	$—	$1,249,285	2
Non-Agency RMBS(C)	2,594,423	1,166,464	821,555	357,889	1,179,444	3
Total	$3,787,204	$2,417,822	$2,070,840	$357,889	$2,428,729

(A)
New Residential generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. New Residential selected one of the quotes received as being most representative of the fair value and did not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes New Residential receives. New Residential believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. New Residential never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. New Residential’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. The one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At September 30, 2015 and December 31, 2014, assets measured at fair value on a nonrecurring basis were $239.9 million and $666.6 million, respectively. The $239.9 million and the $666.6 million include approximately $211.0 million and $610.1 million of residential mortgage loans held-for-sale and $28.9 million and $56.5 million of REO, respectively. The fair value of New Residential’s mortgage loans held-for-sale are estimated based on a discounted cash flow model analysis using internal pricing models and categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2015:

September 30, 2015	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Non-performing Loans	$211,034	5.6%	3.1	3.0%	N/A	29.7%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion are generally 10%.

The total change in the recorded value of assets for which a fair value adjustment was included in the Consolidated Statements of Income for the nine months ended September 30, 2015 was an increase due to a net reversal of valuation allowance of approximately $1.9 million and $1.4 million for residential mortgage loans held-for-sale and REO, respectively.

Residential Mortgage Loans for Which Fair Value is Only Disclosed

The fair value of New Residential’s residential mortgage loans are estimated based on a discounted cash flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing residential mortgage loans as of September 30, 2015:

	Carrying Value	Fair Value	Valuation Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$20,316	$20,316	$245	10.0%	4.1	N/A	N/A	7.4%
Performing Loans	225,666	228,494	118	5.3%	6.5	16.3%	1.6%	32.7%
Non-performing Loans	297,714	300,225	N/A	5.2%	1.7	2.1%	N/A	29.4%
Total/Weighted Average	$543,696	$549,035	$363	5.4%	3.8			30.0%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

(D)	Carrying value and fair value represent a 70% interest New Residential holds in the reverse mortgage loans.

Derivative Valuation

New Residential enters into economic hedges including interest rate swaps and TBAs, which are categorized as Level 2 in the valuation hierarchy. New Residential generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are categorized as Level 2.

Liabilities for Which Fair Value is Only Disclosed

Repurchase agreements and notes payable are not measured at fair value. They are generally considered to be Level 2 and Level 3 in the valuation hierarchy, respectively, with significant valuation variables including the amount and timing of expected cash flows, interest rates and collateral funding spreads.

Short-term repurchase agreements and short-term notes payable have an estimated fair value equal to their carrying value due to their short duration and generally floating interest rates. Longer-term notes payable are valued based on internal models utilizing both observable and unobservable inputs. As of September 30, 2015, the notes payable have an estimated fair value of $7,265.7 million and a carrying value of $7,245.2 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
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

On September 18, 2015, New Residential’s Board of Directors declared a third quarter 2015 dividend of $0.46 per common share or $106.0 million, which was paid on October 30, 2015 to shareholders of record as of October 5, 2015.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2015.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

Option Plan

As of September 30, 2015, New Residential’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011-2015	Total
Held by the Manager	345,720	10,582,861	10,928,581
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	88,280	1,359,248	1,447,528
Issued to the independent directors	—	4,000	4,000
Total	434,000	11,946,109	12,380,109

The following table summarizes New Residential’s outstanding options as of September 30, 2015. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended September 30, 2015 was $13.10 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Options	Options Exercisable as of September 30, 2015	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2015 (millions)
Directors	Various	6,000	4,000	$13.58	$—
Manager(C)	2003 - 2007	1,226,555	434,000	31.36	—
Manager(C)	Mar-11	838,417	—	6.58	—
Manager(C)	Sep-11	1,269,917	—	4.98	—
Manager(C)	Apr-12	948,750	7,000	6.82	0.04
Manager(C)	May-12	1,150,000	8,750	7.34	0.05
Manager(C)	Jul-12	1,265,000	9,250	7.34	0.05
Manager(C)	Jan-13	2,875,000	786,070	10.24	2.25
Manager(C)	Feb-13	1,150,000	1,149,998	11.48	1.86
Manager(C)	Apr-14	1,437,500	814,583	12.20	0.73
Manager(C)	Apr-15	2,828,698	471,450	15.25	—
Manager(C)	Apr-15	2,921,302	486,884	15.25	—
Manager(C)	Jun-15	2,793,539	279,354	15.88	—
Exercised(D)	2013-2015	(7,564,298)	N/A	7.53	N/A
Expired unexercised	2013-2015	(766,271)	N/A	N/A	N/A
Outstanding		12,380,109	4,451,339

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The strike prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2005-2007	$29.92 to $33.80	88,282
2012	$6.82 to $7.34	—
2013	$10.24 to $11.48	1,100,496
2014	$12.20	258,750
Total		1,447,528

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

(D)	Exercised by employees of Fortress, subsequent to their assignment, or by directors. The options exercised had an intrinsic value of $60.5 million.

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding stock options. During the three and nine months ended September 30, 2015, based on the treasury stock method, New Residential had 759,667 and 2,821,758 dilutive common stock equivalents outstanding, respectively. During the three and nine months ended September 30, 2014, based on the treasury stock method, New Residential had 2,955,021 and 3,158,619 dilutive common stock equivalents outstanding, respectively.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investments in servicer advances (Note 6) and HLSS for the period of April 6, 2015 through October 23, 2015.

14. COMMITMENTS AND CONTINGENCIES

Litigation – New Residential may, from time to time, be involved in various disputes, litigation and regulatory inquiries and investigations, some of which arise in the ordinary course of business. As of September 30, 2015, New Residential is not subject to any material litigation, individually or in the aggregate, nor, to its knowledge, is any material litigation or regulatory inquiry or investigation that would likely result in a material adverse effect currently threatened against New Residential, except as described below. In addition, New Residential is not aware of any unasserted claims that it believes are material and probable of assertion where the risk of loss is expected to be reasonably possible.

Following the HLSS Acquisition (see Note 1 for related defined terms), material potential claims, lawsuits, and other proceedings, of which New Residential is currently aware, are as follows. New Residential has not accrued losses in connection with these legal contingencies because it does not believe there is a probable and reasonably estimable loss. Furthermore, New Residential cannot reasonably estimate the range of potential loss related to these legal contingencies at this time.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these three lawsuits were consolidated into a single action, which is referred to as the “New York Action.” On April 28, 2015, lead plaintiffs, lead counsel and liaison counsel were appointed in the New York Action. On September 14, 2015, the court in the New York Action ordered lead plaintiffs to file an amended class action complaint by November 9, 2015.

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
September 30, 2015
(dollars in tables in thousands, except share data)

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

On September 15, 2014, the SEC instituted an investigation into HLSS’s restatement of its consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 and disclosures concerning related party transactions (the “HLSS Investigation”). HLSS agreed to resolve such matter by consenting to the entry of a Cease and Desist Order, without admitting or denying that HLSS violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and to a settlement payment of $1.5 million to the SEC. On October 5, 2015, the terms of the settlement were approved and accepted by the SEC.  Pursuant to the Acquisition Agreement, New Residential acquired substantially all of the assets of HLSS and assumed substantially all of the liabilities of HLSS, including the obligation for the aforementioned settlement payment. The matter giving rise to the HLSS Investigation and related settlement is unrelated to any activities of New Residential.

During the first three quarters of 2015, through their investment manager, certain bondholders (the “HSART Bondholders”) alleged that events of default had occurred under a debt issuance (HSART, see Notes 1 and 11) secured by a portion of the servicer advances acquired from HLSS and that, as a result, the HSART Bondholders were due additional interest under the related agreements. In February 2015, in response to such allegations, instead of releasing such amounts to the New Residential subsidiary that sponsors the HSART transaction entitled thereto, the trustee of HSART began to withhold, monthly, such interest (the “Withheld Funds”) so that such amounts were reserved in the event that it was determined that any of the alleged events of default had occurred. On August 28, 2015, the trustee commenced a legal proceeding requesting instruction from the court regarding the alleged defaults and the disposition of the Withheld Funds.

On October 2, 2015, the notes held by the HSART Bondholders were repaid in full. On October 14, 2015, the court ruled that no event of default had occurred under HSART, authorized the trustee to release the Withheld Funds and dismissed the legal proceeding. As a result of this ruling, $92.7 million was released from restricted cash accounts related to HSART and is now available for unrestricted use by New Residential.

HLSS has been and continues to be subject to other inquiries by government and other entities, as disclosed in HLSS’s filings with the SEC. New Residential is, from time to time, subject to inquiries by government entities. New Residential currently does not believe any of these inquiries would result in a material adverse effect on New Residential’s business.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

Capital Commitments — As of September 30, 2015, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to September 30, 2015):

Excess MSRs — As of September 30, 2015, New Residential had outstanding capital commitments related to the acquisition of Excess MSRs on portfolios of Agency residential mortgage loans as discussed in Note 18. See Notes 4 and 5 for information on New Residential’s investments in Excess MSRs.

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
Debt Covenants — New Residential’s debt obligations contain various customary debt covenants (Note 11).

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
September 30, 2015
(dollars in tables in thousands, except share data)

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

Due to affiliates is comprised of the following amounts:

	September 30, 2015	December 31, 2014
Management fees	$3,224	$1,710
Incentive compensation	7,895	54,334
Expense reimbursements and other	1,279	1,380
	$12,398	$57,424

Affiliate expenses and fees were comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Management fees	$9,860	$5,124	$23,357	$14,525
Incentive compensation	1,811	10,910	7,895	33,111
Expense reimbursements(A)	125	125	375	375
Total	$11,796	$16,159	$31,627	$48,011

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

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

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of September 30, 2015, 62.9% and 35.3% of the UPB of the loans underlying New Residential’s investments in Excess MSRs and servicer advances, respectively, was serviced or master serviced by Nationstar. As of September 30, 2015, a total face amount of $1.9 billion of New Residential’s Non-Agency RMBS portfolio and approximately $27.2 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $8.4 billion as of September 30, 2015. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $82.2 billion whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par plus unreimbursed servicer advances, in exchange for a fee paid to Nationstar. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of September 30, 2015, $510.4 million UPB of New Residential’s residential mortgage loans and $23.5 million of New Residential’s REO were being serviced by Nationstar. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

See Note 9 for a discussion of a transaction with Springleaf and Note 5 regarding co-investments with Fortress-managed funds.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of investments, net	$(24,454)	$(3,668)	$(31,230)	$(65,444)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	1,574	—	3,294	943
Total reclassifications		$(22,880)	$(3,668)	$(27,936)	$(64,501)

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current:
Federal	$505	$1,677	$1,135	$4,130
State and Local	(982)	1,285	(2,073)	2,868
Total Current Income Tax Expense (Benefit)	(477)	2,962	(938)	6,998
Deferred:
Federal	(3,193)	3,621	8,764	16,857
State and Local	(2,262)	1,218	(2,879)	5,628
Total Deferred Income Tax Expense (Benefit)	(5,455)	4,839	5,885	22,485
Total Income Tax Expense (Benefit)	$(5,932)	$7,801	$4,947	$29,483

New Residential intends to qualify as a REIT for the tax years ending December 31, 2014 and 2015. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in servicer advances (Note 6) and REO (Note 8), through TRSs that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable. New Residential and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions beginning with the tax year ending December 31, 2013. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

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

On April 6, 2015, as a part of the purchase price allocation related to the HLSS Acquisition (Note 1), New Residential recorded an increase to its deferred tax asset of $186.8 million. The deferred tax asset primarily relates to the difference in the book basis

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
(dollars in tables in thousands, except share data)

and tax basis of New Residential’s investment in servicer advances. New Residential believes that such deferred tax asset is more likely than not to be realized and, therefore, no valuation allowance has been recorded against such deferred tax asset as of September 30, 2015.

New Residential has recorded a net deferred tax asset of approximately $162.8 million as of September 30, 2015, comprised of a deferred tax asset of $180.3 million primarily related to basis differences in all servicer advances held by New Residential’s TRSs, offset by a deferred tax liability of $17.5 million primarily related to unrealized gains.

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2015 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Excess MSRs

On October 27, 2015 and November 2, 2015, New Residential invested approximately $76.3 million and $35.0 million, respectively, to acquire a 66.7% interest in the Excess MSRs on a portfolio of Fannie Mae residential mortgage loans with an aggregate UPB of $17.6 billion. Nationstar agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer agreed to perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations. New Residential has remaining commitments of $5.8 million to invest in Excess MSRs on this portfolio of Fannie Mae residential mortgage loans.

On October 27, 2015, New Residential invested approximately $9.7 million to acquire a 66.7% interest in the Excess MSRs on a portfolio of Fannie Mae residential mortgage loans with an aggregate UPB of $1.7 billion. Nationstar agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer agreed to perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of the investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

Servicer Advances

See Note 11 for a discussion of the HSART refinancing.

Residential Mortgage Loans

On November 3, 2015, New Residential committed to purchase two pools of non-performing residential mortgage loans with a UPB of approximately $654.7 million at a price of approximately $442.6 million. The acquisitions of the two pools are expected to settle on December 15, 2015.

Corporate Activities

On September 18, 2015, New Residential’s Board of Directors declared a third quarter 2015 dividend of $0.46 per common share or $106.0 million, which was paid on October 30, 2015 to stockholders of record as of October 5, 2015.

The New Merger (Note 1) was completed on October 23, 2015.

On October 13, 2015, New Residential entered into a settlement agreement in connection with which a subsidiary of New Residential was liable for a $9.1 million payment to certain HSART Bondholders (Note 14), which was accrued at September 30, 2015 and recorded within General and Administrative Expenses; this agreement did not impact other former or existing bondholders of HSART.

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

Since 2010, banks have sold or committed to sell MSRs totaling more than $3 trillion. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. Approximately 73% of MSRs were owned by banks as of the second quarter of 2015, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe the volume of MSR sales is likely to be elevated for some period of time.

We estimate that MSRs covering up to $150 billion of mortgages are currently for sale, which would require a capital investment of approximately $1 to 1.5 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations will continue to sell a portion of the Excess MSRs or other servicing assets, such as advances. In addition, approximately $1.4 trillion of new loans are expected to be originated in 2015, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $2 trillion of MSRs could be sold or available over the next few years. We believe that MSRs are being sold at a discount to historical pricing levels, although increased competition for more recently originated MSRs has driven prices higher recently. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

Interest rates have been volatile. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Generally, the value of our Agency Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. Prepayment speeds and delinquencies could increase in the current interest rate environment as a result of, among other things, a general economic recovery, government programs intended to foster refinancing activity or other reasons, which could reduce the value of our investments. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the third quarter of 2015, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees increased by $3.4 million and the weighted average discount rate of the portfolio remained unchanged at 9.8%.

The timing, size and potential returns of future investments in Excess MSRs may be less attractive than our prior investments in this sector due to a number of factors, most of which are beyond our control.  In addition to changes in interest rates, such factors include, but are not limited to, recent increased competition for more recently originated MSRs, which we believe is causing a related increase in the price for these assets.  In addition, regulatory and GSE approval processes have been more extensive and taken longer than the process and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions.

Beginning in April 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the second quarter of 2015, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, which are securities issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. The balance has been securitized by either public trusts or PLS, and are referred to as Non-Agency RMBS.

The onset of the financial crisis in 2007 led to significant volatility in the prices for Non-Agency RMBS. The crisis resulted in a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have recovered from their lows, from time to time there may be opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing Non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. Furthermore, we believe that in many Non-Agency RMBS vehicles there is a discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We intend to pursue opportunities to structure transactions that would enable us to realize this difference, particularly through the exercise of call rights. We actively monitor the market for Non-Agency RMBS and our portfolio to determine when to strategically purchase and sell Non-Agency RMBS from time to time. We currently expect that the size of our Non-Agency portfolio will fluctuate depending primarily on our assessment of expected yields and alternative investment opportunities. The primary causes of mark-to-market changes in our RMBS portfolio are changes in interest rates, collateral performance and credit spreads.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of September 30, 2015 was 2.17%, compared to 1.87% as of December 31, 2014. The net interest spread on our Non-Agency RMBS portfolio as of September 30, 2015 was 2.66%, compared to 1.85% as of December 31, 2014. These spreads changed primarily as a result of higher yields from new securities purchased during 2015 offset by increased funding costs.

We hold call rights on Non-Agency residential mortgage securitizations which become exercisable once the current collateral balance reduces below a certain threshold of the original balance. We believe a call right is profitable when aggregate loan value is greater than the sum of par on the loans minus any discount from acquired bonds, plus expenses related to such exercise. Profit with respect to our call rights is generated by selectively retaining loans that meet our return thresholds or re-securitizing or selling performing loans for a gain and, prior to exercise, purchasing certain underlying Non-Agency RMBS tranches at a discount to par.  Upon exercise, we are able to realize any remaining accretion of the associated Non-Agency RMBS to par. As interest rates increase, we expect the value of our call rights could decrease. We continue to evaluate the call rights we acquired from our servicers, and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. See “—Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party also possessing such cleanup call rights exercises such rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.”

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

Credit performance also affects the value of our portfolio. Higher rates of delinquency and/or defaults can reduce the value of our Excess MSRs, Non-Agency RMBS, Agency RMBS and loan portfolios. For our Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan; defaults have an effect similar to prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal.

Corporate credit spreads increased, or “widened,” during the third quarter of 2015 relative to the second quarter of 2015, which would generally have an unfavorable impact on the value of yield driven financial instruments, such as our mortgage securities and loan portfolio. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Improvements in performance and other factors related specifically to certain investments within our mortgage securities and loan portfolio outweighed the corporate credit spread widening factor during the third quarter at 2015 and caused an overall increase in the value of this portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “—Quantitative and Qualitative Disclosures About Market Risk.”

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

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$398,826,566	$1,512,870	12.5%	$1,673,008	5.8
Servicer Advances(B)	7,644,435	7,417,372	61.1%	7,499,775	4.3
Agency RMBS(C)	1,192,781	1,251,358	10.3%	1,249,285	5.2
Non-Agency RMBS(C)	2,594,423	1,166,464	9.6%	1,179,444	7.9
Residential Mortgage Loans	842,337	755,449	6.2%	754,730	3.5
Real Estate Owned	N/A	29,453	0.3%	29,454	N/A
Consumer Loans(B)	2,207,194	N/A	N/A	—	3.4
Total/Weighted Average		$12,132,966	100.0%	$12,385,696	4.9

Reconciliation to GAAP total assets:
Cash and restricted cash				513,351
Derivative assets				1,318
Trade receivable				2,031,425
Deferred tax asset				162,788
Other assets				261,640
GAAP total assets				$15,356,218

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

(C)	Amortized cost basis is net of impairment.

Servicing Related Assets

Excess MSRs

As of September 30, 2015, we had approximately $1.7 billion estimated carrying value of Excess MSRs (held directly and through joint ventures). As of September 30, 2015, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $398.8 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

Nationstar is the servicer of $250.7 billion UPB of the loans underlying our investments in Excess MSRs through September 30, 2015, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of September 30, 2015.

Summary of Direct Excess MSR Investments as of September 30, 2015

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$99.7	$78.1	30	bps	21	bps	32.5% - 66.7%	$335.1	$284.8
Recapture Agreements	—	—	33		24		32.5% - 66.7%	—	47.3
	99.7	78.1	30		21			335.1	332.1
Non-Agency(C)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.8	$98.9	35	bps	13	bps	33.3% - 80.0%	$328.8	$252.7
Recapture Agreements	—	—	26		20		33.3% - 80.0%	—	16.7
Ocwen Serviced Pools	156.4	145.8	43		14		100.0%	919.5	858.2
	305.2	244.7	40		14			1,248.3	1,127.6
Total/Weighted Average	$404.9	$322.8	37		15			$1,583.4	$1,459.7

(A)
The MSR is a weighted average as of September 30, 2015, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant). The average is weighted by the amortized cost basis of the mortgage loan portfolio.

(B)	As of September 30, 2015.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2015 (Note 6 to our Condensed Consolidated Financial Statements included herein).

Summary Excess MSR Investments Through Equity Method Investees as of September 30, 2015

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		NRZ Interest in Investee (%)	Investee Interest in Excess MSR (%)	NRZ Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$76.1	32	bps	19	bps	50.0%	66.7%	33.3%	$343.0
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	72.1
Total/Weighted Average	$125.2	$76.1	32		19					$415.1

(A)	The MSR is a weighted average as of September 30, 2015, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of September 30, 2015.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2015 (Note 6 to our Condensed Consolidated Financial Statements included herein).

The following table summarizes our Excess MSR investments closed subsequent to September 30, 2015:

Summary of Excess MSR Investments closed subsequent to September 30, 2015

				MSR Component(A)
	Commitment Date	Initial UPB (bn)	Current UPB (bn)(B)	MSR (bps)		Excess MSR (bps)		Direct Interest in Excess MSR (%)	NRZ Excess MSR Initial Investment (mm)
Agency(C)	May-15	$20.3	$17.6	28	bps	22	bps	66.7%	$111.3
Agency	May-15	$1.9	$1.7	28		22		66.7%	$9.7
Total/Weighted Average		$22.2	$19.3						$121.0

(A)	The MSR is a weighted average as of the date the transaction closed and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of the date the transaction closed.

(C)	Amounts invested based on UPB at the time of close. We have additional commitments to invest $5.8 million in this pool.

As of September 30, 2015, we have remaining commitments to purchase approximately $6.0 billion UPB of legacy Agency Excess MSRs, excluding pools that have closed subsequent to September 30, 2015, subject to the completion of definitive documentation between the servicer and the applicable seller of the related MSR and definitive documentation between us and with the servicer.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of September 30, 2015 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$250,515	$99,676,502	$71,076,487	454,326	704	4.3%	284	82	11.7%	19.4%	18.0%	1.8%	26.9%
Recaptured Loans	34,290	—	6,981,212	40,475	723	4.5%	301	19	0.3%	8.1%	7.6%	0.3%	14.7%
Recapture Agreement	47,270	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$332,075	$99,676,502	$78,057,699	494,801	707	4.4%	286	74	10.7%	18.3%	16.9%	1.6%	26.3%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	247,022	148,839,262	97,487,012	505,498	668	4.4%	274	117	46.0%	15.4%	10.3%	10.2%	9.7%
Recaptured Loans	5,652	—	1,427,168	6,213	743	4.2%	295	13	3.6%	14.1%	12.9%	0.1%	19.7%
Recapture Agreement	16,748	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	858,193	156,374,134	145,781,953	964,337	642	4.7%	254	120	21.0%	9.8%	6.1%	3.9%	—%
	$1,127,615	$305,213,396	$244,696,133	1,476,048	649	4.6%	259	119	30.9%	11.3%	7.2%	5.5%	2.9%
Total/Weighted Average	$1,459,690	$404,889,898	$322,753,832	1,970,849	658	4.6%	263	112	26.0%	12.3%	8.7%	4.9%	8.8%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.0%	1.2%	0.9%	2.3%	0.6%	0.5%
Recaptured Loans	1.3%	0.3%	0.2%	0.4%	0.1%	—%
Recapture Agreement	—	—	—	—	—	—
	3.7%	1.1%	0.8%	2.0%	0.5%	0.5%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	8.2%	2.2%	3.3%	11.0%	2.0%	2.8%
Recaptured Loans	0.8%	—%	—%	—%	—%	—%
Recapture Agreement	—	—	—	—	—	—
Ocwen Serviced Pools(H)	7.8%	4.2%	6.1%	9.6%	2.0%	2.3%
	7.9%	3.7%	5.3%	9.9%	2.0%	2.4%
Total/Weighted Average	7.3%	3.3%	4.7%	8.7%	1.8%	2.1%

(A)
The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis. Weighted averages exclude collateral information for which collateral data was not available as of the report date.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

(E)
Three Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of September 30, 2015 (Note 6 to our Condensed Consolidated Financial Statements included herein).

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $3.8 billion of UPB are as of August 31, 2015.

The following table summarizes the collateral characteristics as of September 30, 2015 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$265,225	$125,191,420	$64,330,187	33.3%	506,025	684	5.0%	284	90	10.5%	22.1%	19.6%	3.0%	27.8%
Recaptured Loans	77,782	—	11,742,547	33.3%	74,728	698	4.4%	302	22	0.6%	9.1%	8.8%	0.3%	34.2%
Recapture Agreement	72,113	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/ Weighted Average	$415,120	$125,191,420	$76,072,734		580,753	686	4.9%	287	80	9.0%	20.4%	18.2%	2.7%	28.2%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.4%	1.6%	1.1%	3.9%	1.2%	0.7%
Recaptured Loans	2.9%	0.8%	0.5%	0.6%	—%	0.1%
Recapture Agreement	—	—	—	—	—	—
Total/Weighted Average	5.0%	1.5%	1.0%	3.4%	1.0%	0.6%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

(E)
Three Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.

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

In December 2014, we completed the SLS Transaction, as described under “—Excess MSRs” above.

On April 6, 2015, we acquired servicer advances in connection with the HLSS Acquisition (Note 1 to our Condensed Consolidated Financial Statements included herein).

The following is a summary of the investments in servicer advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2015					Nine Months Ended September 30, 2015
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances(C)	$7,417,372	$7,499,775	5.5%	5.6%	4.3	$(1,845)

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes an asset-backed security collateralized by servicer advances purchased during the third quarter of 2015. This security had a face amount of $122.0 million and was purchased for $122.0 million.

The following is additional information regarding our servicer advances, and related financing, as of September 30, 2015 (dollars in thousands):

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes Payable	Gross	Net(B)	Gross	Net
September 30, 2015
Servicer advances(D)	$228,839,917	$7,644,435	3.3%	$7,055,203	90.5%	89.4%	3.1%	2.3%

(A)	Based on outstanding servicer advances as of September 30, 2015, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to value of servicer advance collateral, net of any interest reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investment in servicer advances:

September 30, 2015
Principal and interest advances	$2,376,186
Escrow advances (taxes and insurance advances)	3,653,320
Foreclosure advances	1,614,929
Total	$7,644,435

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of September 30, 2015, we owned approximately 44.5% of the Buyer.

In the event that any member does not fund its capital contribution, each other member has the right, but not the obligation, to make pro rata capital contributions in excess of its stated commitment, provided that any member’s decision not to fund any such capital contribution will result in a reduction of its membership percentage.

Servicing Fee

Nationstar, SLS and Ocwen remain the named servicers under the applicable servicing agreements and will continue to perform all servicing duties for the related mortgage loans. The Buyer, or the related New Residential subsidiary, as applicable, has the right, but not the obligation, to become the named servicer with respect to its investments, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer and, with respect to Ocwen, after April 6, 2017. In exchange for their services, we pay Nationstar, SLS and Ocwen a monthly servicing fee representing a portion of the amounts from the purchased basic fee.

The Nationstar Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of September 30, 2015 is equal to approximately 9.3%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.5 basis points on a weighted average basis as of September 30, 2015. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 26.6 bps, based on the servicing fee collections of the underlying loans.

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

The Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Performance Fee. If the amount necessary to achieve the Targeted Return is greater than the Retained Amount but less than Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Performance Fee. Performance Fee payments were made to Nationstar in the amount of $36.9 million during the nine months ended September 30, 2015.

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

Residential Securities and Loans

Real Estate Securities

As of September 30, 2015, we had approximately $3.8 billion face amount of real estate securities, including $1.2 billion of Agency RMBS and $2.6 billion of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $197.1 million for Agency RMBS and approximately $890.0 million for Non-Agency RMBS. As of September 30, 2015, a total face amount of $1.9 billion of our Non-Agency portfolio and approximately $27.2 million of our Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $8.4 billion as of September 30, 2015. We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar with an aggregate UPB of underlying mortgage loans of approximately $82.2 billion whereby, when the outstanding balance falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans by repaying all of the outstanding securitization financing at par, in exchange for a fee paid to Nationstar. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS with an aggregate UPB of underlying mortgage loans of approximately $1.7 billion. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Ocwen with an aggregate UPB of underlying mortgage loans of approximately $136.3 billion.

We continue to evaluate the call rights we acquired from each of our servicers, and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. See “—Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party also possessing such cleanup call rights exercises such rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.” The actual UPB of the mortgage loans on which we can successfully exercise call rights and realize the benefits therefrom may differ materially from our initial assumptions.

On June 25, 2015, we exercised our call rights related to 18 Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. We owned $13.7 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $9.1 million prior to the repayment. See Note 8 to our Condensed Consolidated Financial Statements for further details on this transaction.

On September 25, 2015, we exercised our call rights related to seven seasoned Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans contained in such trusts prior to their termination. We owned $7.4 million face amount of securities issued by these trusts and received par on these securities, which had an amortized cost basis of $4.5 million prior to the repayment. See Note 8 to our Condensed Consolidated Financial Statements for further details on this transaction.

On September 30, 2015, we sold and purchased $1.9 billion and $1.0 billion face amount of Agency RMBS for $2.0 billion and $1.1 billion, respectively. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trade Receivable and Trades Payable.

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2015 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$192,632	$207,355	$70	$(2,553)	$204,872	$197,124
Agency Specified Pools	1,000,149	1,044,003	410	—	1,044,413	—
Agency RMBS	$1,192,781	$1,251,358	$480	$(2,553)	$1,249,285	$197,124

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of September 30, 2015 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	25	$192,632	$207,355	100.0%	$204,872	2.4%	1.8%	N/A	2.0%	8.9%	5

(A)
Of these investments, 95.9% reset based on 12 month LIBOR index, 2.2% reset based on 1 month LIBOR, and 1.9% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 97.8% of these securities will reset annually and 2.2% will reset semi-annually.

(B)	Represents the maximum change in the coupon after the end of the fixed rate period. All securities in this category are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of September 30, 2015 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3 Month CPR(B)
Pre-2006	3	$10,247	$11,049	0.9%	$10,861	5.4	17.9%
2006	1	2,345	2,510	0.2%	2,494	4.7	22.2%
2007	2	3,973	4,294	0.3%	4,175	5.5	1.4%
2008	3	6,733	7,341	0.6%	7,187	5.1	0.5%
2009	3	17,156	18,549	1.5%	18,119	4.8	26.1%
2010	10	94,340	101,685	8.1%	100,850	5.0	16.7%
2011	1	4,634	4,634	0.4%	4,658	6.2	2.5%
2012 and later	4	1,053,353	1,101,296	88.0%	1,100,941	5.3	1.0%
Total/Weighted Average	27	$1,192,781	$1,251,358	100.0%	$1,249,285	5.2	2.9%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of September 30, 2015:

Net Interest Spread(A)
Weighted Average Asset Yield	2.64%
Weighted Average Funding Cost	0.47%
Net Interest Spread	2.17%

(A)
The Agency RMBS portfolio consists of 16.6% floating rate securities and 83.4% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2015 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$2,594,423	$1,166,464	$22,651	$(9,671)	$1,179,444	$890,025

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2015 (dollars in thousands):

	Non- Agency RMBS Characteristics(I)
Vintage(A)	Average Minimum Rating(B)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(C)	Excess Spread(D)	Weighted Average Life (Years)	Weighted Average Coupon
Pre 2004	B-	103	$219,674	$152,793	14.6%	$154,689	19.7%	0.8%	5.4	4.1%
2004	CCC	43	238,640	180,590	17.3%	185,603	15.6%	2.2%	8.8	2.8%
2005	CCC	25	349,397	269,641	25.8%	271,842	14.9%	3.0%	10.3	0.8%
2006 and later	BB-	30	1,664,712	441,440	42.3%	445,310	11.5%	1.9%	7.2	3.4%
Total/Weighted Average	B-	201	$2,472,423	$1,044,464	100.0%	$1,057,444	13.6%	2.7%	7.9	2.4%

	Collateral Characteristics(E), (I)
Vintage(A)	Average Loan Age (years)	Collateral Factor(F)	3 month CPR(G)	Delinquency(H)	Cumulative Losses to Date
Pre 2004	7.3	0.02	6.6%	8.2%	1.8%
2004	0.1	0.06	9.7%	13.6%	5.8%
2005	—	0.12	10.9%	16.8%	15.2%
2006 and later	6.4	0.42	9.5%	10.4%	14.5%
Total/Weighted Average	8.0	0.22	9.5%	12.3%	11.4%

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 60 bonds which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2015.

(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(D)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2015.

(E)	The weighted average loan size of the underlying collateral is $160.0 thousand.

(F)	The ratio of original UPB of loans still outstanding.

(G)	Three month average constant prepayment rate and default rates.

(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

(I)	Excludes $122.0 million face amount of bonds backed by servicer advances.

The following table sets forth the geographic diversification of the loans underlying our Non-Agency RMBS as of September 30, 2015 (dollars in thousands):

Geographic Location(B)	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$829,570	33.5%
Southeastern U.S.	623,324	25.2%
Northeastern U.S.	483,036	19.5%
Midwestern U.S.	259,430	10.5%
Southwestern U.S.	274,590	11.1%
Other(A)	2,473	0.2%
	$2,472,423	100.0%

(A)	Represents collateral for which we were unable to obtain geographical information.

(B)	Excludes $122.0 million face amount of bonds backed by servicer advances.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of September 30, 2015:

Net Interest Spread(A)
Weighted Average Asset Yield	4.46%
Weighted Average Funding Cost	1.80%
Net Interest Spread	2.66%

(A)	The Non-Agency RMBS portfolio consists of 59.6% floating rate securities and 40.4% fixed rate securities (based on amortized cost basis).

Residential Mortgage Loans

As of September 30, 2015, we had approximately $842.3 million outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $627.7 million and notes payable with an aggregate face amount of approximately $20.6 million.

During the nine months ended September 30, 2015, we acquired and sold several portfolios of reperforming and non-performing residential mortgage loans as discussed below:

•
We acquired a portfolio of non-performing GNMA EBO residential mortgage loans with a UPB of $424.3 million for approximately $418.8 million as a part of the HLSS Acquisition (Note 1 to our Condensed Consolidated Financial Statements included herein).

•
We sold non-performing and performing residential mortgage loans with a UPB of approximately $1.2 billion and a carrying value of approximately $997.1 million at a price of approximately $1.0 billion and recorded gains of $29.8 million.

•
On June 25, 2015, we exercised our call rights related to 18 Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $369.0 million at a price of approximately $388.8 million, contained in such trusts prior to their termination. We securitized approximately $334.5 million in UPB of performing loans, which was recorded as a sale for accounting purposes, recognized a loss on settlement of investments of approximately $2.8 million, and paid approximately $14.9 million to acquire interest only notes representing a beneficial interest in the securitization. We retained non-performing loans with a UPB of approximately $34.5 million at a price of $31.7 million. Additionally, we acquired $1.3 million of real estate owned.

•
On September 25, 2015, we exercised our call rights related to seven seasoned Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $216.3 million at a price of approximately $223.1 million, contained in such trusts prior to their termination. Additionally, New Residential acquired $1.5 million of real estate owned.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2015.

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Loan Type
Reverse Mortgage Loans(E)(F)	$37,331	$20,316	150	10.0%	4.1	20.3%	112.5%	75.6%	N/A
Performing Loans(G)	22,154	20,497	684	9.0%	5.7	17.4%	77.6%	3.4%	627
Total Residential Mortgage Loans, held-for- investment	$59,485	$40,813	834	9.6%	4.7	19.2%	99.5%	48.7%	627

Performing Loans, held-for-sale(G)	$196,973	$205,169	1,765	3.6%	6.6	2.0%	47.0%	—%	710
Non-performing Loans, held-for-sale(H)(I)	585,879	508,748	3,582	5.3%	2.4	14.7%	109.3%	86.3%	575
Residential Mortgage Loans, held-for-sale	$782,852	$713,917	5,347	4.9%	3.4	11.5%	93.6%	64.6%	609

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% interest we hold in reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.4 million. Approximately 75% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where we expect to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $6.7 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of September 30, 2015, we have placed all of these loans on nonaccrual status, except as described in (I) below.

(I)	Includes $271.3 million UPB of GNMA EBO non-performing loans on accrual status as contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the collateral characteristics of the consumer loans as of September 30, 2015 (dollars in thousands):

	Collateral Characteristics
	UPB(A)	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(B)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(C)	Delinquency 60 Days(C)	Delinquency 90+ Days(C)	CRR(D)	CDR(E)
Consumer Loans	$2,207,194	67.3%	32.7%	246,124	635	18.3%	10.9%	124	3.4	3.0%	1.6%	2.5%	14.6%	5.6%

(A)	As of August 31, 2015.

(B)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of September 30, 2015 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2015	$1,459,690
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,575,370	$1,515,246	$1,408,215	$1,360,422
Change in estimated fair value:
Amount	$115,680	$55,556	$(51,475)	$(99,268)
%	7.9%	3.8%	(3.5)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,582,304	$1,519,010	$1,404,024	$1,351,632
Change in estimated fair value:
Amount	$122,614	$59,320	$(55,666)	$(108,058)
%	8.4%	4.1%	(3.8)%	(7.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,464,550	$1,462,120	$1,457,260	$1,454,807
Change in estimated fair value:
Amount	$4,860	$2,430	$(2,430)	$(4,883)
%	0.3%	0.2%	(0.2)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,446,373	$1,452,976	$1,466,447	$1,473,317
Change in estimated fair value:
Amount	$(13,317)	$(6,714)	$6,757	$13,627
%	(0.9)%	(0.5)%	0.5%	0.9%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of September 30, 2015 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2015	$213,318
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$231,983	$222,242	$205,118	$197,563
Change in estimated fair value:
Amount	$18,665	$8,924	$(8,200)	$(15,755)
%	8.7%	4.2%	(3.8)%	(7.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$230,309	$221,576	$205,507	$198,118
Change in estimated fair value:
Amount	$16,991	$8,258	$(7,811)	$(15,200)
%	8.0%	3.9%	(3.7)%	(7.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$217,845	$215,581	$211,054	$208,791
Change in estimated fair value:
Amount	$4,527	$2,263	$(2,264)	$(4,527)
%	2.1%	1.1%	(1.1)%	(2.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$205,788	$209,529	$217,155	$221,040
Change in estimated fair value:
Amount	$(7,530)	$(3,789)	$3,837	$7,722
%	(3.5)%	(1.8)%	1.8%	3.6%

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

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $1.0 billion per year on average over the weighted average life of the investment held as of September 30, 2015, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

We have invested in Nationstar serviced servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of September 30, 2015, we owned an approximately 44.5% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies will be required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for New Residential in the first quarter of 2018. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. ASU No. 2014-11 was effective for New Residential in the first quarter of 2015. Disclosures are not required for comparative periods presented before the effective date. New Residential has determined that, as of January 1, 2015, its formerly linked transactions are accounted for as secured borrowings as further described in Note 10 to our Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	2015	2014	Amount
Interest income	$182,341	$97,587	$84,754	$444,891	$261,733	$183,158
Interest expense	77,558	33,307	44,251	193,408	108,816	84,592
Net Interest Income	104,783	64,280	40,503	251,483	152,917	98,566

Impairment
Other-than-temporary impairment (“OTTI”) on securities	1,574	—	1,574	3,294	943	2,351
Valuation provision on loans and real estate owned	(3,341)	1,134	(4,475)	2,408	1,591	817
	(1,767)	1,134	(2,901)	5,702	2,534	3,168

Net interest income after impairment	106,550	63,146	43,404	245,781	150,383	95,398

Other Income
Change in fair value of investments in excess mortgage servicing rights	1,131	28,566	(27,435)	(274)	40,670	(40,944)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	8,427	31,833	(23,406)	16,443	50,950	(34,507)
Change in fair value of investments in servicer advances	(18,738)	22,948	(41,686)	(1,845)	105,825	(107,670)
Earnings from investments in consumer loans, equity method investees	—	22,490	(22,490)	—	60,185	(60,185)
Gain on settlement of investments, net	(16,409)	938	(17,347)	(441)	57,834	(58,275)
Other income	7,764	15,289	(7,525)	18,237	19,539	(1,302)
	(17,825)	122,064	(139,889)	32,120	335,003	(302,883)

Operating Expenses
General and administrative expenses	19,563	7,499	12,064	49,362	14,886	34,476
Management fee to affiliate	9,860	5,124	4,736	23,357	14,525	8,832
Incentive compensation to affiliate	1,811	10,910	(9,099)	7,895	33,111	(25,216)
Loan servicing expense	1,668	1,778	(110)	9,510	2,210	7,300
	32,902	25,311	7,591	90,124	64,732	25,392

Income (Loss) Before Income Taxes	55,823	159,899	(104,076)	187,777	420,654	(232,877)
Income tax expense (benefit)	(5,932)	7,801	(13,733)	4,947	29,483	(24,536)
Net Income (Loss)	$61,755	$152,098	$(90,343)	$182,830	$391,171	$(208,341)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$7,230	$25,726	$(18,496)	$17,174	$92,524	$(75,350)
Net Income (Loss) Attributable to Common Stockholders	$54,525	$126,372	$(71,847)	$165,656	$298,647	$(132,991)

Interest Income

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Interest income increased by $84.8 million, primarily attributable to incremental interest income of (i) $25.6 million from Excess MSR investments and (ii) $54.2 million from servicer advance investments, in which we made additional investments subsequent to September 30, 2014, primarily through the HLSS Acquisition discussed in Note 1 to our Condensed Consolidated Financial Statements. Interest income further increased by (iii) $17.7 million, largely due to an increase in the size of real estate securities portfolio and accelerated accretion on real estate securities owned in Non-Agency RMBS trusts that were terminated upon exercise of call rights, and (iv) $1.0 million related to interest income on GNMA EBO servicer advances funded by Home Loan Servicing Solutions, Ltd., a Cayman Islands exempted company (“HLSS”; following the Effective Time, as defined in Note 1 to our Condensed Consolidated Financial Statements, HLSS refers to Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and a wholly owned subsidiary of New Residential, or “Merger Sub”), and accounted for as a financing transaction. These increases were partially offset by (v) decrease of $13.7 million from real estate loans due to a significant decrease in the size of the real estate loan portfolio in the first six months of 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Interest income increased by $183.2 million, primarily attributable to incremental interest income of (i) $50.2 million from Excess MSR investments and (ii) $102.3 million from servicer advance investments, in which we made additional investments subsequent to September 30, 2014, primarily through the HLSS Acquisition discussed in Note 1 to our Condensed Consolidated Financial Statements. Interest income further increased by (iii) $24.8 million, largely due to both additional investments and accelerated accretion on real estate securities owned in Non-Agency RMBS trusts that were terminated upon exercise of call rights, (iv) $4.1 million from real estate loans as a result of the small size of the portfolio in the first six months of 2014 and (v) $1.8 million related to interest income on GNMA EBO servicer advances funded by HLSS and accounted for as a financing transaction.

Interest Expense

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Interest expense increased by $44.3 million primarily attributable to increases of (i) $39.1 million on interest and financings related to servicer advances primarily through the HLSS Acquisition discussed in Note 1 to our Condensed Consolidated Financial Statements, (ii) $3.2 million from repurchase agreements and financings on real estate securities in which we made additional levered investments subsequent to September 30, 2014, and (iii) $2.9 million on interest and financings from secured corporate loans issued in May 2015, partially offset by (iv) $0.6 million decrease in interest from repurchase agreements on our consumer loans portfolio that we paid off subsequent to September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Interest expense increased by $84.6 million primarily attributable to increases of (i) $64.5 million on interest and financings related to servicer advances primarily through the HLSS Acquisition discussed in Note 1 to our Condensed Consolidated Financial Statements, (ii) $11.1 million on interest and financings from secured corporate loans issued in January and May 2015, (iii) $9.4 million and (iv) $2.7 million from repurchase agreements and financings on real estate loans and real estate securities, respectively, in which we made additional levered investments subsequent to September 30, 2014, partially offset by a (v) $3.1 million decrease in interest from repurchase agreements on our consumer loans portfolio that we paid off subsequent to September 30, 2014.

Other than Temporary Impairment (“OTTI”) on Securities

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The other-than-temporary impairment on securities increased by $1.6 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of September 30, 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The other-than-temporary impairment on securities increased by $2.4 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of September 30, 2015.

Valuation Provision on Loans and Real Estate Owned

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The $4.5 million decrease in the valuation provision on residential mortgage loans, held-for-sale and real estate owned resulted from a reversal of valuation allowance during the three months ended September 30, 2015 due to an increase in the fair value for those assets subject to valuation allowances.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The $0.8 million increase in the valuation provision on residential mortgage loans, held-for-sale and real estate owned resulted from a net increase in the average carrying values for those assets subject to valuation allowances during the nine months ended September 30, 2015 when compared to the same period during 2014.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The change in fair value of investments in excess mortgage servicing rights decreased by $27.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease primarily relates to mark-to-market fair value adjustments of $1.1 million during the three months ended September 30, 2015 compared to adjustments of $28.6 million during the three months ended September 30, 2014. The mark-to-market adjustments during the three months ended September 30, 2015 consist of a cumulative positive prior period adjustment resulting from adjustments to certain modeling assumptions, partially offset by the impact of faster prepayment speeds and increased delinquency assumptions in the current period. The mark-to-market adjustments during the three months ended September 30, 2014 are primarily driven by a decrease in the weighted average discount rate from 12.0% to 10.0% during the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The change in fair value of investments in excess mortgage servicing rights decreased by $40.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease primarily relates to mark-to-market fair value adjustments of $(0.3) million during the nine months ended September 30, 2015 compared to adjustments of $40.7 million during the nine months ended September 30, 2014. The mark-to-market adjustments during the nine months ended September 30, 2015 consist of a decrease due to the impact of faster prepayment speeds and increased delinquency assumptions during the nine months ended September 30, 2015 partially offset by the cumulative positive prior period adjustment resulting from adjustments to certain modeling assumptions. The mark-to-market adjustments during the nine months ended September 30, 2014 are driven by a decrease in the weighted average discount rate from 12.8% to 10.0%.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $23.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease primarily relates to mark-to-market fair value adjustments of $8.4 million during the three months ended September 30, 2015 compared to adjustments of $31.8 million during the three months ended September 30, 2014. The mark-to-market adjustments during the three months ended September 30, 2015 consist of a cumulative positive prior period adjustment resulting from adjustments to certain modeling assumptions, partially offset by the impact of faster prepayment speeds and increased delinquency assumptions in the current period. The mark-to-market adjustments during the three months ended September 30, 2014 are primarily driven by a decrease in the weighted average discount rate from 12.0% to 10.0% during the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $34.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease primarily relates to mark-to-market fair value adjustments of $16.4 million during the nine months ended September 30, 2015 compared to adjustments of $51.0 million during the nine months ended September 30, 2014. The mark-to-market adjustments during the nine months ended September 30, 2015 consist of a cumulative positive prior period adjustment resulting from adjustments to certain modeling assumptions, partially offset by the impact of faster prepayment speeds and increased delinquency assumptions in the current period. The mark-to-market adjustments during the nine months ended September 30, 2014 are primarily driven by a decrease in the discount rate from 12.8% to 10.0% during the nine months ended September 30, 2014.

Change in Fair Value of Investments in Servicer Advances

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The change in fair value of investments in servicer advances decreased by $41.7 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease primarily relates to asset mark-down of $18.7 million during the three months ended September 30, 2015 compared to mark-up of $22.9 million during the three months ended September 30, 2014. The net decrease in value during the three months ended September 30, 2015 was primarily due to a lower performance fee adjustment related to HLSS servicing advances resulting from a lower forward LIBOR curve as compared to prior quarter projections. The weighted average delinquency rate assumption used in projections was also increased during the three months ended September 30, 2015, further reducing future cash flows. The increase in fair value of investments in servicer advances for the three months ended September 30, 2014 was primarily due to a decrease in the servicer advance-to-UPB ratio.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The change in fair value of investments in servicer advances decreased by $107.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease primarily relates to asset mark-down of $1.8 million during the nine months ended September 30, 2015 compared to mark-up of $105.8 million during the nine months ended September 30, 2014. The change in fair value of investments in servicer advances for the nine months ended September 30, 2015 was due to the acquisition of HLSS servicing advances in April 2015 and subsequent net decrease in value. The net decrease in value during the nine months ended September 30, 2015 was primarily due to a lower performance fee adjustment related to HLSS servicing advances resulting from a lower forward LIBOR curve as compared to prior quarter projections. The change in fair value of investments in servicer advances for the nine months ended September 30, 2014 was primarily due to a decrease in the servicer advance-to-UPB ratio.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Earnings from investments in consumer loans, equity method investees decreased by $22.5 million as we discontinued recording our share of the underlying earnings of the Consumer Loan Companies subsequent to the refinancing of the outstanding debt on October 3, 2014, which resulted in a distribution to us in excess of our investment basis.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Earnings from investments in consumer loans, equity method investees decreased by $60.2 million as we discontinued recording our share of the underlying earnings of the Consumer Loan Companies subsequent to the refinancing of the outstanding debt on October 3, 2014, which resulted in a distribution to us in excess of our investment basis.

Gain on Settlement of Investments, Net

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Gain on settlement of investments decreased by $17.3 million, primarily related to (i) increased loss of $37.0 million on settlement of derivatives and (ii) $1.7 million increase in loss on of sale of REO, partially offset by increased net gains of (iii) $20.8 million on sale of real estate securities during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Gain on settlement of investments decreased by $58.3 million, primarily related to (i) decreased net gains of $34.2 million on real estate securities sold, (ii) increased loss of $42.0 million on settlement of derivatives, (iii) increased loss of $9.0 million on sale of REO, and (iv) $4.0 million loss on extinguishment of debt at the Buyer, partially offset by (v) increased net gains of $32.9 million on the sale or liquidation of residential mortgage loans during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Other Income

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Other income decreased by $7.5 million, primarily attributable to (i) $4.0 million decrease in gains on transfer of loans to REO, (ii) $19.0 million net increase in unrealized losses on non-hedge derivative instruments, (iii) non-recurring fee earned on deal termination of $5 million during three months ended September 30, 2014, and (iv) increase in REO expense of $0.8 million, partially offset by (v) realized gains of $14.3 million on our consumer loans investment during 2015, and, (vi) a $7.7 million reimbursement from servicer during 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Other income decreased by $1.3 million, primarily attributable to (i) $10.8 million decrease in gains on transfer of loans to REO, and, (ii) $24.9 million net increase in unrealized losses on non-hedge derivative instruments, (iii) non-recurring fee earned on deal termination of $5 million during nine months ended September 30, 2014, and (iv) increase in REO expense of $3.4 million, partially offset by (v) realized gains of $33.3 million on our consumer loans investment during 2015, and, (vi) a $8.5 million reimbursement from servicer during 2015.

General and Administrative Expenses

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

General and administrative expenses increased by $12.1 million, partially attributable to $2.2 million payroll and benefits, retention bonus, and severance related to HLSS employees, triggered by our acquisition of HLSS. Legal deal expenses increased $8.8 million primarily driven by the settlement agreement with certain HSART Bondholders as discussed in Note 18 to our Condensed Consolidated Financial Statements, and $1.1 million higher professional fees and other expenses were incurred to maintain and monitor our increasing asset base and general expenses.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

General and administrative expenses increased by $34.5 million, partially attributable to $7.1 million in payroll and benefits, retention bonus, and severance related to HLSS employees, triggered by our acquisition of HLSS. Legal deal expenses increased $14.7 million, primarily as a result of the HLSS Acquisition and the settlement agreement with certain HSART Bondholders as discussed in Note 18 to our Condensed Consolidated Financial Statements. Deal expense and securitization fees increased $7.2 million and $1.7 million, respectively, primarily as a result of the HLSS Acquisition, and $3.8 million higher professional fees and other expenses incurred to maintain and monitor our increasing asset base and general expenses.

Management Fee to Affiliate

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Management fee to affiliate increased by $4.7 million as a result of increases to our gross equity subsequent to September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Management fee to affiliate increased by $8.8 million as a result of increases to our gross equity subsequent to September 30, 2014.

Incentive Compensation to Affiliate

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Incentive compensation to affiliate decreased by $9.1 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Incentive compensation to affiliate decreased by $25.2 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Loan Servicing Expense

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Loan servicing expense decreased by $0.1 million due to a smaller real estate loan portfolio in the three months ended September 30, 2015 as a result of significant sales in the first six months of 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Loan servicing expense increased by $7.3 million due to the acquisition of additional non-performing residential mortgage loans subsequent to September 30, 2014.

Income Tax Expense (Benefit)

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Income tax expense (benefit) decreased by $13.7 million primarily due to the deferred tax impact of the reduction of mark-to-market fair value adjustments on investments in servicer advances and other book to tax differences.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Income tax expense (benefit) decreased by $24.5 million primarily due to the deferred tax impact of the reduction of mark-to-market fair value adjustments on investments in servicer advances and other book to tax differences.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Noncontrolling interests in income of consolidated subsidiaries decreased by $18.5 million primarily due to (i) a decrease in net interest income earned on the Buyer’s levered assets as they are repaid over time and (ii) a decrease in the change in fair value of the Buyer’s assets.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Noncontrolling interests in income of consolidated subsidiaries decreased by $75.4 million primarily due to (i) a decrease in net interest income earned on the Buyer’s levered assets as they are repaid over time, (ii) a decrease in the change in fair value of the Buyer’s assets, (iii) a loss on extinguishment of debt at the Buyer, and (iv) HLSS shareholders’ interests in the net loss of HLSS Ltd., partially offset by (v) an increase in the income tax benefit due to the reduction in the reserve for unrecognized tax benefits to zero during the nine months ended September 30, 2015 in the Buyer.

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

Our primary sources of financing currently are notes payable and repurchase agreements, although we may also pursue other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2015, we had outstanding repurchase agreements with an aggregate face amount of approximately $3.8 billion to finance residential mortgage loans, real estate owned, consumer loans, Non-Agency RMBS and Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3%-4% for Agency RMBS, 10%-50% for Non-Agency RMBS, and 9% - 43% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our repurchase agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our residential securities and loans, (ii) the difference between (a) accretion and unrealized gains and losses recorded with respect to our Excess MSR (direct and indirect) and servicer advance investments and (b) cash received therefrom, (iii) unrealized gains and losses on our derivatives, and recorded impairments, if any, (iv) deferred taxes, and (v) principal cash flows related to held-for-sale loans, which are characterized as operating cash flows under GAAP.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	September 30, 2015
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$2,144,624	$2,144,624	Oct-15	0.47%	0.1	$2,138,144	$2,236,321	$2,234,248	0.5
Non-Agency RMBS (E)	Various	890,025	890,025	Oct-15 to Mar-16	1.80%	0.1	2,594,423	1,166,464	1,179,444	7.9
Residential Mortgage Loans(F)	Various	627,656	626,962	Nov-15 to Oct-16	2.79%	0.5	799,635	728,339	730,312	3.5
Real Estate Owned(G)(H)	Various	72,084	72,005	Nov-15 to Aug-16	3.13%	0.4	N/A	N/A	82,796	N/A
Consumer Loan Investment(I)	Apr-15	40,264	40,264	Oct-15	3.78%	0.1	N/A	N/A	—	3.4
Total Repurchase Agreements		3,774,653	3,773,880		1.25%	0.2
Notes Payable
Secured Corporate Note(J)	May-15	188,266	186,520	Apr-17	5.44%	1.6	96,532,601	222,505	263,476	5.0
Servicer Advances(K)	Various	7,055,203	7,038,079	Oct-15 to Aug-18	3.06%	1.1	7,644,435	7,417,372	7,499,775	4.3
Residential Mortgage Loans(L)	Oct-14	20,601	20,601	Oct-15	3.08%	0.1	37,331	22,078	20,316	4.1
Real Estate Owned	N/A	—	—		—%	—	N/A	N/A	—	N/A
Total Notes Payable		7,264,070	7,245,200		3.12%	1.1
Total/ Weighted Average		$11,038,723	$11,019,080		2.48%	0.8

(A)	Net of deferred financing costs associated with the adoption of ASU No. 2015-03.

(B)	All debt obligations with a stated maturity of October 2015 were refinanced, extended, or repaid.

(C)	These repurchase agreements had approximately $2.9 million of associated accrued interest payable as of September 30, 2015.

(D)
The counterparties of these repurchase agreements are Citibank ($674.2 million), Morgan Stanley ($308.4 million), Bank of America ($202.1 million), Daiwa ($249.5 million), Royal Bank of Canada ($372.6 million) and Jefferies ($337.8 million) and were subject to customary margin call provisions. All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $2.0 billion of related trade and other receivables.

(E)
The counterparties of these repurchase agreements are Barclays ($11.1 million), Credit Suisse ($266.8 million), Royal Bank of Canada ($10.1 million), Bank of America, N.A. ($266.8 million), Citibank ($66.6 million), Goldman Sachs ($68.7 million) and UBS ($199.9 million) and were subject to customary margin call provisions. All of the Non-Agency repurchase agreements have LIBOR-based floating interest rates.

(F)
The counterparties on these repurchase agreements are Barclays ($247.1 million maturing in January 2016), Bank of America N.A. ($264.1 million maturing in August 2016), Nomura ($55.5 million maturing in May 2016), Citibank ($3.1 million maturing in October 2016) and Credit Suisse ($57.9 million maturing in November 2015). All of these repurchase agreements have LIBOR-based floating interest rates.

(G)
The counterparties of these repurchase agreements are Barclays ($56.1 million), Credit Suisse ($1.1 million), Bank of America, N.A. ($5.0 million) and Nomura ($9.8 million). All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on GNMA EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)	The repurchase agreement is payable to Bank of America, N.A. and bears interest equal to three-month LIBOR plus 3.50% and is collateralized by our interest in consumer loans.

(J)
The loan bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 5.25%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate loan.

(K)
$3.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.0% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

We have margin exposure on $3.8 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands).

		Nine Months Ended September 30, 2015
	Outstanding Balance at September 30, 2015	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$2,144,624	$1,421,617	$2,156,448	0.39%
Non-Agency RMBS	890,025	591,441	890,025	1.84%
Residential Mortgage Loans	627,656	408,367	683,603	2.70%
Real Estate Owned	72,084	51,252	86,652	3.06%
Consumer Loans	40,264	41,717	42,976	3.78%
Notes Payable
Servicer Advances	4,318,717	4,106,066	6,248,947	2.04%
Residential Mortgage Loans	20,601	22,414	24,006	3.07%
Total/Weighted Average	$8,113,971	$6,642,874	$10,132,657	1.65%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015
Repurchase Agreements
Agency RMBS	$1,262,870	$1,380,052	$1,618,026
Non-Agency RMBS	521,272	512,100	738,564
Residential Mortgage Loans	359,567	464,283	424,992
Real Estate Owned	2,935	84,582	72,869
Consumer Loans	—	42,976	40,472

(A)	Represents the average for the period the debt was outstanding.

Activities related to the carrying value of our debt obligations were as follows:

	Servicer Advances	Real Estate Securities	Real Estate Loans and REO	Consumer Loan Investment	Other	Total
Balance at December 31, 2014(A)	$2,890,230	$2,246,651	$925,418	$—	$—	$6,062,299
Repurchase Agreements:
Borrowings	—	5,062,743	1,078,753	42,976	—	6,184,472
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	84,649	1,306	—	—	85,955
Repayments	—	(4,359,394)	(1,282,758)	(2,712)	—	(5,644,864)
Adoption of ASU No. 2015-03	—	—	(773)	—	—	(773)
Notes Payable:
Retrospective adjustment for the adoption of ASU No. 2015-03	(4,446)	—	—	—	—	(4,446)
Borrowings	8,940,486	—	1,632	—	852,419	9,794,537
Repayments	(4,775,513)	—	(4,010)	—	(665,858)	(5,445,381)
Adoption of ASU No. 2015-03	(12,678)	—	—	—	(41)	(12,719)
Balance at September 30, 2015	$7,038,079	$3,034,649	$719,568	$40,264	$186,520	$11,019,080

(A)	Excludes debt related to linked transactions (Note 10 to our Condensed Consolidated Financial Statements included herein).

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

On August 28, 2015, we, through our wholly-owned subsidiary, NRZ Advance Receivables Trust 2015-ON1 (“NRART”), issued servicer advance backed notes consisting of (i) VFNs with a borrowing capacity of up to $700.0 million and (ii) $800.0 million of term notes issued of which $44.0 million was voluntarily retained. We repaid a portion of the VFNs pursuant to the HSART and HSART II facilities with proceeds of new notes issued under the NRART facility. The VFNs bear interest at a rate equal to the sum of (i) LIBOR plus (ii) a spread of 2.2%. The VFNs in the NRART facility have expected repayment dates in August 2016. The term notes bear interest at approximately 3.0% and have expected repayment dates from August 2016 through August 2018. The VFN and term notes are secured by servicer advances, and the financing is nonrecourse, except for customary recourse provisions.

On October 1, 2015, an event of default (the “Specified Default”) occurred under the indenture related to certain notes issued by HLSS Servicer Advance Receivables Trust (“HSART”), a wholly-owned subsidiary of ours. The Specified Default occurred as a result of (and solely as a result of) Ocwen’s master servicer rating downgrade to “Below Average”, announced by Standard & Poor’s Rating Services (“S&P”) on September 29, 2015. After giving effect to such downgrade, Ocwen ceased to be an “Eligible Subservicer” under the indenture causing the “Collateral Test” under the indenture to not be satisfied. The continuing failure of the Collateral Test as of close of business on October 1, 2015 resulted in the occurrence of the Specified Default. The Specified Default caused $2.5 billion of term notes issued by HSART to become immediately due and payable, without premium or penalty, as of the close of business on October 1, 2015, in accordance with the terms of HSART’s indenture.

We had previously secured approximately $4.0 billion of surplus servicer advance financing commitments from HSART’s lenders. HSART repaid all $2.5 billion of the term notes on October 2, 2015 in full with the proceeds of draws by HSART on variable funding notes previously issued by HSART. The holders of the variable funding notes issued by HSART previously agreed that the Specified Default would not be deemed an “event of default” under HSART’s indenture for purposes of their variable funding notes. After giving effect to the repayment of the term notes issued by HSART, the only outstanding notes issued by HSART are variable funding notes. The aggregate principal balance of such variable funding notes immediately after giving effect to the repayment of the term notes on October 2, 2015 equaled approximately $2.9 billion. No other material obligation of HSART arises, increases or accelerates as a result of the transactions described herein.

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

On September 25, 2015, we exercised our call rights related to seven seasoned Non-Agency RMBS trusts and purchased performing and non-performing loans with a UPB of approximately $216.3 million at a price of approximately $223.1 million, contained in such trusts prior to their termination. Additionally, New Residential acquired $1.5 million of real estate owned. Financing in the amount of $207.9 million was provided by Bank of America, N.A on an existing repurchase facility.

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

Maturities

Our debt obligations as of September 30, 2015, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse	Recourse	Total
October 1 through December 31, 2015	$1,014,660	$3,136,186	$4,150,846
2016	3,669,413	593,713	4,263,126
2017	1,555,105	188,266	1,743,371
2018	881,380	—	881,380
	$7,120,558	$3,918,165	$11,038,723

The repurchase agreements with full recourse to us include the $2,144.6 million of financing of Agency RMBS, $890.0 million of financing of the Non-Agency RMBS, $572.1 million of financing of the Residential Mortgage Loans, $62.3 million of financing of Real Estate Owned and $40.3 million of financing of the Consumer Loan Investment, while the $55.5 million face amount of the Residential Mortgage Loans repurchase agreements and $9.8 million of financing of Real Estate Owned is non-recourse debt. The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to trade receivable) and Non-Agency RMBS repurchase agreements were 4.0% and 24.5%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 13.4% and 8.0%, respectively, during the nine months ended September 30, 2015. The notes payable with full recourse to us include the financing of $20.6 million face amount of Residential Mortgage Loans as well as the $188.3 million face amount Secured Corporate Note, while $7,055.2 million face amount of Servicer Advances notes payable are non-recourse debt.

Borrowing Capacity

The following table represents our borrowing capacity as of September 30, 2015 (in thousands):

		Borrowing	Balance	Available
Debt Obligations/ Collateral	Collateral Type	Capacity	Outstanding	Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans	$2,275,000	$430,635	$1,844,365
Notes Payable
Servicer Advances(A)	Servicer Advances	10,969,193	7,055,203	3,913,990
		$13,244,193	$7,485,838	$5,758,355

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.5% fee on the unused borrowing capacity.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period, or a 35% decline over any 3-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. We were in compliance with all of our debt covenants as of September 30, 2015.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2015.

As of September 30, 2015, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average strike price of $31.36 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013, as well as options issued by us in 2013 and thereafter, had a weighted average strike price of $14.32. Our outstanding options as of September 30, 2015 were summarized as follows:

	September 30, 2015
	Issued Prior to 2011	Issued in 2011 - 2015	Total
Held by the Manager	345,720	10,582,861	10,928,581
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	88,280	1,359,248	1,447,528
Issued to the independent directors	—	4,000	4,000
Total	434,000	11,946,109	12,380,109

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

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2015, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2014	$28,319
Net unrealized gain (loss) on securities	11,328
Reclassification of net realized (gain) loss on securities into earnings	(27,936)
Accumulated other comprehensive income, September 30, 2015	$11,711

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2015, we recorded unrealized gains on our real estate securities primarily caused by improvements in performance and other factors related specifically to certain investments, offset by a net widening of credit spreads. We recorded OTTI charges of $3.3 million with respect to real estate securities and realized gains of $31.2 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
December 31, 2014	January 2015	$0.38
March 31, 2015	April 2015	$0.38
June 30, 2015	July 2015	$0.45
September 30, 2015	October 2015	$0.46

Cash Flow

Operating Activities

Net cash flow provided by operating activities increased approximately $775.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Operating cash inflows for the nine months ended September 30, 2015 primarily consisted of proceeds from sales of purchased residential mortgage loans, held-for-sale of $723.0 million and principal repayments received on residential mortgage loans, held-for-sale of $48.1 million, collections on receivables acquired through the HLSS Acquisition of $203.5 million, net interest income received of $129.8 million, distributions of earnings from equity method investees of $33.3 million, and distributions from equity method investees in excess of our basis of $31.9 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $611.2 million, increased restricted cash of $63.0 million, incentive compensation and management fees paid to the Manager of $76.2 million, income taxes paid of $0.5 million and other outflows of approximately $55.1 million that primarily consist of general and administrative costs.

Investing Activities

Cash flows used in investing activities were $117.2 million for the nine months ended September 30, 2015. Investing activities during the nine months ended September 30, 2015 consisted primarily of the acquisition of servicer advances and excess mortgage servicing rights, including those acquired through the HLSS Acquisition, and real estate securities, net of principal repayments from excess MSRs, servicer advances, Agency RMBS and Non-Agency RMBS as well as proceeds from the sale of real estate securities and loans, and derivative cash flows.

Financing Activities

Cash flows used in financing activities were approximately $109.6 million during the nine months ended September 30, 2015. Financing activities during the nine months ended September 30, 2015 consisted primarily of borrowings under debt obligations and refinancing of existing debt facilities related to the HLSS Acquisition, equity offerings, as well as repayments under debt obligations net of borrowings, capital distributions to noncontrolling interests in the equity of a consolidated subsidiary, and payment of dividends.

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

We did not have any other off-balance sheet arrangements as of September 30, 2015. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2015 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2014, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2015:

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

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and contracts entered into subsequent to September 30, 2015.

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

CORE EARNINGS

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense incurred under the debt incurred to finance our investments, (iii) our operating expenses and taxes and (iv) our realized and unrealized gains or losses, including any impairment and deferred tax, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to gauge our current performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

With regard to non-capitalized transaction-related expenses, management does not view these costs as part of our core operations. Non-capitalized transaction-related expenses are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments, as well as costs associated with the acquisition and integration of acquired businesses. Non-capitalized transaction-related expenses for the three and nine months ended September 30, 2015 include a $9.1 million settlement which we agreed to pay in connection with HSART (Note 18 to our Condensed Consolidated Financial Statements). These costs are recorded as “General and administrative expenses” in our Condensed Consolidated Statements of Income. ”Other (income) loss” set forth below excludes $8.5 million accrued during the nine months ended September 30, 2015 related to a reimbursement from Ocwen for certain increased costs resulting from further S&P servicer rating downgrades of Ocwen (Note 1 to our Condensed Consolidated Financial Statements).

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

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flow from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flow provided by operations and net income, see “—Liquidity and Capital Resources” above. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$54,525	$126,372	$165,656	$298,647
Impairment	(1,767)	1,134	5,702	2,534
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	(1,131)	(28,566)	274	(40,670)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(8,427)	(31,833)	(16,443)	(50,950)
Change in fair value of investments in servicer advances	18,738	(22,948)	1,845	(105,825)
Earnings from investments in consumer loans, equity method investees	—	(22,490)	—	(60,185)
(Gain) loss on settlement of investments, net	16,409	(938)	441	(57,834)
Unrealized (gain) loss on derivative instruments	14,239	(4,799)	22,498	(2,355)
(Gain) loss on transfer of loans to REO	(1,272)	(5,167)	(1,075)	(11,861)
Gain on consumer loans investment	(14,385)	—	(33,342)	—
Fee earned on deal termination	—	(5,000)	—	(5,000)
Other (income) loss	1,354	(323)	2,182	(323)
Other Income attributable to non-controlling interests	(3,261)	12,239	(11,084)	55,637
Total Other Income Adjustments	22,264	(109,825)	(34,704)	(279,366)

Incentive compensation to affiliate	1,811	10,910	7,895	33,111
Non-capitalized transaction-related expenses	13,213	1,433	28,103	3,258
Deferred taxes	(5,455)	4,839	5,885	22,485
Interest income on residential mortgage loans, held-for-sale	3,327	—	20,410	—
Core earnings of equity method investees:
Excess mortgage servicing rights	6,182	9,158	16,617	27,029
Consumer loans	18,544	18,628	52,760	53,080
Core Earnings	$112,644	$62,649	$268,324	$160,778

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that we are exposed to are interest rate risk, prepayment speed risk, credit spread risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to
“—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies.”

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

However, increases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of changing interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior or subsequent to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of changing interest rates. See further disclosure regarding our Agency RMBS under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio—Real Estate Securities—Agency RMBS” for information about the reset terms and “—Management’s Discussion and Analysis of Financial Conditions as Results of Operations—Liquidity and Capital Resources—Debt Obligations” for information about related debt.

As of September 30, 2015, an immediate 100 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $17.0 million in the next twelve months, and a 100 basis point decrease in short term interest rates would decrease our cash flows by approximately $3.9 million in the next twelve months, based solely on our current net floating rate exposure assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of September 30, 2015 and assuming a LIBOR floor of 0.0%).

As of September 30, 2015, an immediate 100 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $255.2 million, and a 100 basis point decrease in short term interest rates would decrease our net book value by approximately $221.4 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

Please refer to the table in “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies—Excess MSRs” for an analysis of the sensitivity of these investments to changes in certain market factors.

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

As of September 30, 2015, a 25 basis point increase in credit spreads would decrease our net book value by approximately $63.6 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $76.1 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are or may be involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Following the HLSS Acquisition, material potential claims, lawsuits, regulatory inquiries or investigations, and other proceedings, of which we are currently aware, are as follows. We have not accrued any material losses in connection with these legal contingencies because management does not believe there is a probable and reasonably estimable loss. Furthermore, we cannot reasonably estimate the range of potential loss related to these legal contingencies at this time.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these three lawsuits were consolidated into a single action, which is referred to as the “New York Action.” On April 28, 2015, lead plaintiffs, lead counsel and liaison counsel were appointed in the New York Action. On September 14, 2015, the court in the New York Action ordered lead plaintiffs to file an amended class action complaint by November 9, 2015.

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

On September 15, 2014, the SEC instituted an investigation into HLSS’s restatement of its consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 and disclosures concerning related party transactions (the “HLSS Investigation”). HLSS agreed to resolve such matter by consenting to the entry of a Cease and Desist Order, without admitting or denying that HLSS violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and to a settlement payment of $1.5 million to the SEC. On October 5, 2015, the terms of the settlement were approved and accepted by the SEC.  Pursuant to the Acquisition Agreement, the Company acquired substantially all of the assets of HLSS and assumed substantially all of the liabilities of HLSS, including the obligation for the aforementioned settlement payment. The matter giving rise to the HLSS Investigation and related settlement is unrelated to any activities of the Company.

HLSS has been and continues to be subject to other inquiries by government and other entities, as disclosed in HLSS’s filings with the SEC. New Residential is, from time to time, subject to inquiries by government entities. New Residential currently does not believe any of these inquiries would result in a material adverse effect on New Residential’s business.

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

Prior to the HLSS Acquisition, all of our co-investments in Excess MSRs and servicer advances related to loans serviced by Nationstar. If Nationstar is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by Nationstar. We closely monitor Nationstar’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with Nationstar that enable us to monitor Nationstar’s financial and operating performance and credit quality, which we periodically evaluate and discuss with Nationstar’s management. However, we have no direct ability to influence Nationstar’s performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of a Nationstar servicing agreement.

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

In addition, Ocwen is a party to substantially all financing agreements with subsidiaries of HLSS acquired by us in the HLSS Acquisition (including the servicer advance facilities). Our ability to obtain financing for the assets of those acquired subsidiaries is dependent on Ocwen’s agreement to be a party to its financing agreements. If Ocwen does not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all. Breaches and other events with respect to Ocwen (including, without limitation, failure of Ocwen to satisfy certain financial tests) could cause certain or all of the financing, in respect of assets acquired from HLSS to become due and payable prior to maturity. Our ability to obtain financing on such assets is dependent on Ocwen’s ability to satisfy various tests under such financing arrangements. We will be dependent on Ocwen as the servicer of the mortgage loans with respect to which we are entitled to the basic fee component, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against Ocwen;

•	By a default by Ocwen under its debt agreements;

•	By further downgrades in Ocwen’s servicer rating;

•	If Ocwen fails to ensure its servicer advances comply with the terms of its PSAs;

•	If Ocwen were terminated as servicer under certain PSAs;

•	If Ocwen becomes subject to a bankruptcy proceeding; or

•	If Ocwen fails to meet its obligations or is deemed to be in default under the indenture governing notes issued under any Servicer Advance facility with respect to which Ocwen is the servicer.

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

As of September 30, 2015, 24.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California and 8.8% was secured by properties located in Florida. As of September 30, 2015, 33.5% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 25.2% was located in the Southeastern U.S., 19.5% was located in the Northeastern U.S., 10.5% was located in the Midwestern U.S. and 11.1% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.2% of the collateral. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2015, 59.6% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 40.4% consisted of fixed rate securities, and 16.6% of our Agency RMBS portfolio consisted of floating rate securities and 83.4% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2015, we had outstanding repurchase agreements with an aggregate face amount of approximately $890.0 million to finance Non-Agency RMBS and approximately $2.1 billion to finance Agency RMBS and related trade receivables. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of September 30, 2015, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans and/or MSRs, and we may not be able to obtain and/or maintain such licenses.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans and/or MSRs. We currently do not hold any such licenses. In the event that any licensing requirement is applicable to us, there can be no assurance that we will obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. With respect to mortgage loans, in lieu of obtaining such licenses, we may contribute our acquired residential mortgage loans to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements. We have formed one or more subsidiaries to apply for certain state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing. In addition, even if we obtain necessary licenses, we may not be able to maintain them. Any of these circumstances could limit our ability to invest in residential mortgage loans or MSRs in the future and have a material adverse effect on us.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCP.  On October 30, 2015, plaintiff filed an Amended Complaint.  The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition.  The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the Initial Merger Agreement.  The Amended Complaint seeks declaratory relief, equitable relief and damages.  The Company intends to vigorously defend against the lawsuit.

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

Following the HLSS Acquisition and the New Merger, stockholders and other third parties that otherwise would have filed lawsuits against HLSS are likely to file lawsuits against us. These lawsuits could result in substantial costs, and the defense or settlement of any lawsuits or claims may materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, we may face a claim that the transfer of assets in the HLSS Acquisition violated a fraudulent transfer law.

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

On September 15, 2014, the SEC instituted an investigation into HLSS’s restatement of its consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 and disclosures concerning related party transactions (the “HLSS Investigation”). HLSS agreed to resolve such matter by consenting to the entry of a Cease and Desist Order, without admitting or denying that HLSS violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and to a settlement payment of $1.5 million to the SEC. On October 5, 2015, the terms of the settlement were approved and accepted by the SEC.  Pursuant to the Acquisition Agreement, the Company acquired substantially all of the assets of HLSS and assumed substantially all of the liabilities of HLSS, including the obligation for the aforementioned settlement payment. The matter giving rise to the HLSS Investigation and related settlement is unrelated to any activities of the Company.

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

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these lawsuits were consolidated into a single action, which is referred to as the “New York Action.” On April 28, 2015, lead plaintiff, lead counsel and liaison counsel were appointed in the New York Action. On September 14, 2015, the court in the New York Action ordered lead plaintiffs to file an amended class action complaint by November 9, 2015.

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

Our ability to borrow may be adversely affected by the suspension or delay of the rating of the notes issued under the NRART facility, the HSART facility and the existing “HSART II facility” or other future advance facilities by the credit agency providing the ratings.

All or substantially all of the notes issued under the NRART facility, the HSART facility and the existing “HSART II facility” are rated by one rating agency and we may sponsor advance facilities in the future that are rated by credit agencies. The related agency may suspend rating notes backed by servicer advances at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

A downgrade of certain of the notes issued under the NRART facility, the HSART and HSART II facilities or other future advance facilities would cause such notes to become due and payable prior to their expected repayment date/maturity date, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

On January 29, 2015, Moody’s downgraded Ocwen’s SQ assessment from SQ3+ to SQ3- as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch Ratings downgraded Ocwen’s residential primary servicer rating for subprime products from “RPS3” to “RPS4,” and Morningstar downgraded its rating to “MOR RS3.” On June 18, 2015, S&P downgraded Ocwen’s ratings as a residential mortgage prime, subprime, special, and subordinate-lien servicer from “average” to “below average.” On October 1, 2015, S&P downgraded Ocwen’s master servicer rating to “below average.”

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and Springleaf—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We intend to co-invest with these funds in Excess MSRs. We have broad investment guidelines, and we may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $74.3 billion of assets under management as of September 30, 2015.

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

On July 21, 2010, the U.S. enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Dodd-Frank Act imposes new regulations on us and how we conduct our business. As we describe in more detail below, it affects our business in many ways but it is difficult at this time to know exactly how or what the cumulative impact will be.

First, generally the Dodd-Frank Act strengthens the regulatory oversight of securities and capital markets activities by the SEC and empowers the newly-created Consumer Financial Protection Bureau to enforce laws and regulations for consumer financial products and services. It requires market participants to undertake additional record-keeping activities and imposes many additional disclosure requirements for public companies.

Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities. We issue many asset-backed securities. In October 2014, final rules were promulgated by a consortium of regulators implementing the final credit risk retention requirements of Section 941(b) of the Dodd-Frank Act. Under these “Risk Retention Rules,” sponsors of both public and private securitization transactions or one of their majority owned affiliates are required to retain at least 5% of the credit risk of the assets collateralizing such securitization transactions. These regulations generally prohibit the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained interest for a specified period of time, depending on the type of asset that is securitized. Sponsors securitizing residential mortgages must comply with the Risk Retention Rules beginning in December 2015, while sponsors securitizing other types of assets will be required to comply with such rules beginning in December 2016. The Risk Retention Rules provide for limited exemptions for certain types of assets, however, these exemptions may be of limited use under our current market practices. In any event, compliance with these new Risk Retention Rules will likely increase the administrative and operational costs of asset securitization.

Further, the Dodd-Frank Act imposes mandatory clearing and exchange-trading requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. In addition, the Dodd-Frank Act is expected to increase the margin requirements for derivatives transactions that are not subject to mandatory clearing requirements, which may impact our activities. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” and subjects or may subject these regulated entities to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

Also, under the Dodd-Frank Act, financial regulators belonging to the Financial Stability Oversight Council are required to name financial institutions that are deemed to be systemically important to the economy and which may require closer regulatory supervision. Such systemically important financial institutions, or “SIFIs”, may be required to operate with greater safety margins, such as higher levels of capital, and may face further limitations on their activities. The determination of what constitutes a SIFI is evolving, and in time SIFIs may include large investment funds and even asset managers. There can be no assurance that we will not be deemed to be a SIFI and thus subject to further regulation.

Even if certain of the new requirements of the Dodd-Frank Act are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. For instance, the new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will continue to be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Dodd-Frank Act will affect us. It is possible that the Dodd-Frank Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2015, a former employee of the Manager exercised options in respect of 37,500 shares of the Company’s common stock. The optionholder’s exercise of the options was accomplished pursuant to a cashless exercise, whereby the optionholder surrendered 17,273 shares of common stock based on the closing market price on July 16, 2015, which was $15.62 per share, to cover the per share exercise price of the options. The options had a weighted average exercise price of $7.19 per share.

The Company offered and sold all the shares of common stock described above in reliance upon Section 4(a)(2) of the Securities Act of 1933 for offerings not involving a public offering. At the time of the optionholder’s investment decisions, the optionholder was knowledgeable about the Company and its prospects, was a highly sophisticated professional who was able to understand the merits and risks of the investment decision, was an accredited investor, and the transaction involved did not involve any public offering.

Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2015	17,273	$7.19	—	$—
August 1 – August 31, 2015	—		—	—
September 1 – September 30, 2015	—		—	—
Total	17,273	$7.19	—	$—

(A)	Represents shares withheld by New Residential in payment of the exercise price upon exercise of options.

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
4.4
Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.5
Series 2013-VF2 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Natixis, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.6
Series 2013-VF3 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Morgan Stanley Bank, N.A., as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.7
Seventh Amended and Restated Indenture, dated as of October 23, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp., Barclays Bank PLC, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on October 29, 2015)

4.8
Series 2012-VF1 Second Amended and Restated Indenture Supplement, dated as of August 30, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013)

4.9
Amendment No. 4, dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on July 17, 2014)

4.10
Amendment No. 5, dated December 5, 2014, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on December 5, 2014)

4.11
Amendment No. 6, dated as of January 15, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on January 15, 2015)

4.12
Amendment No. 7, dated as of April 6, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 10, 2015)

4.13
Amendment No. 8, dated as of May 5, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 10, 2015)

Exhibit Number	Exhibit Description
4.14
Amendment No. 9, dated as of June 11, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 10, 2015)

4.15
Series 2012-VF2 Third Amended and Restated Indenture Supplement, dated as of August 14, 2015, to the to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on August 20, 2015)

4.16
Series 2012-VF3 Third Amended and Restated Indenture Supplement, dated as of August 28, 2015, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on September 3, 2015)

4.17
Amendment No. 1, dated as of October 16, 2015, to the Series 2012-VF3 Third Amended and Restated Indenture Supplement, dated as of August 28, 2015, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on October 22, 2015)

4.18
Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Credit Suisse AG, New York Branch and New Residential Investment Corp.

4.19
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Credit Suisse AG, New York Branch and New Residential Investment Corp.

4.20
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Credit Suisse AG, New York Branch and New Residential Investment Corp.

4.21
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Credit Suisse AG, New York Branch and New Residential Investment Corp.

10.1	Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 17, 2013)

10.2
Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 8, 2013)

10.3
Second Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 6, 2014 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed August 7, 2014)

10.4
Third Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated May 7, 2015 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 11, 2015)

10.5
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.6	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description

10.41
Amended and Restated Receivables Sale Agreement among Nationstar Mortgage LLC, as initial receivables seller and as servicer, Advance Purchaser LLC, as receivables seller and as servicer, and NRZ Servicer Advance Facility Transferor BC, LLC (f/k/a Nationstar Servicer Advance Facility Transferor, LLC 2013-BC), as depositor, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.42
Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor BC, LLC, as depositor, and NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.43
Registration Rights Agreement, dated as of April 6, 2015, by and between New Residential Investment Corp and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.44
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.45
Third Amended and Restated Receivables Sale Agreement, dated as of March 13, 2013, by and among Ocwen Loan Servicing, LLC, Homeward Residential, Inc., HLSS Holdings, LLC and HLSS Servicer Advance Facility Transferor, LLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

10.46
Second Amended and Restated Receivables Pooling Agreement, dated as of September 13, 2012, by and between HLSS Servicer Advance Facility Transferor, LLC and HLSS Servicer Advance Receivables Trust (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

10.47	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC

10.48	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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
Michael Nierenberg
Chief Executive Officer and President
(Principal Executive Officer)

November 4, 2015

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 4, 2015

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

November 4, 2015