Form 10-K
period 2015-12-31
New Residential Investment Corp.
filed 2016-02-26
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 (computed based on the closing price on such date as reported on the NYSE) was: $3.5 billion.
Common stock, $0.01 par value per share: 230,471,202 shares outstanding as of February 18, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.A

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Ocwen, OneMain and other third-parties;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

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

•
our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;

i

•	our ability to maintain our exclusion from registration under the 1940 Act and the fact that maintaining such exclusion imposes limits on our operations;

•	the risks related to HLSS liabilities that we have assumed;

•	the impact of current or future legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the Manager) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest; and

•	events, conditions or actions that might occur at HLSS or Ocwen.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about New Residential Investment Corp. (the “Company,” “New Residential” or “we,” “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements proved to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business—Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

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

Our goal is to drive strong risk-adjusted returns primarily through our investments, and our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. We aim to generate attractive risk-adjusted returns for our stockholders, which at times incorporates the use of leverage.

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

The residential real estate market includes the approximately $10 trillion U.S. mortgage market. This market is comprised of numerous components, including the following:

Mortgage Loans: Performing, Non-performing, Re-performing, and Reverse Loans and Real Estate Owned

Performing loans are mortgage loans where the borrower is generally current on required payments; by contrast, non-performing loans are mortgage loans where the borrower is delinquent or in default. Re-performing loans were formally non-performing but became performing again, often as a result of a loan modification where the lender agrees to modified terms with the borrower rather than foreclosing on the underlying property. Reverse mortgage loans are a special type of loan under which the borrower is typically paid a monthly amount, increasing the balance of the loan, and are typically collected when the property is sold or the borrower no longer resides at the property. If a borrower defaults on a loan and the lender takes ownership of the underlying property through foreclosure, that property is referred to as real estate owned (“REO”).

Residential Mortgage Backed Securities (“RMBS”): Agency and Non-Agency and Call Rights

Mortgage loans are often packaged into pools held in securitization entities which issue securities (RMBS) collateralized by the loans. Agency RMBS are RMBS issued or guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Non-Agency RMBS are issued by either public trusts or private label securitization (“PLS”) entities.

RMBS may be subject to call rights. Call rights permit the holder of the rights to purchase all of the mortgage loans which are collateralizing the related securitization for a price generally equal to the outstanding balance of such loans plus interest and certain other amounts (such as outstanding servicing advances and unpaid servicing fees). Call rights may be subject to limitations on when they may be exercised (such as specific dates or upon the reduction of the outstanding balances of the remaining mortgage loans to a specified level).

Mortgage Servicing Rights and Excess Mortgage Servicing Rights

A mortgage servicing right (“MSR”) provides a mortgage servicer with the right to service a pool of mortgage loans in exchange for a portion of the interest payments made on the underlying mortgage loans. An MSR is made up of two components: a basic fee and an Excess MSR. The basic fee is the amount of compensation for the performance of servicing duties, and the Excess MSR is the amount that exceeds the basic fee. An owner of an Excess MSR is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR unless otherwise specified through agreement.

Servicer Advances

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated through the basic fee component of the related MSR, since the advances are non-interest bearing. Servicer advances are generally reimbursable cash payments made by a servicer (i) when the borrower fails to make scheduled payments due on a mortgage loan or (ii) to support the value of the collateral property. The purpose of the advances is to provide liquidity, rather than credit enhancement, to the underlying residential mortgage securitization transaction. Servicer advances are generally permitted to be repaid from amounts received with respect to the related mortgage loan or pool of mortgage loans.

For more information, see “—Mortgage Industry Overview” below.

We currently conduct our business through the following segments:

Servicing Related Assets

•
Excess Mortgage Servicing Rights (“Excess MSRs”): We have acquired Excess MSRs on residential mortgage loans with an aggregate unpaid principal balance (“UPB”) as of December 31, 2015 of $402.4 billion. As of December 31, 2015, the carrying value of our Excess MSRs was approximately $1.8 billion, representing 11.9% of our total assets, and our Excess MSRs segment represented 58.4% of our equity, net of financing.

•
Servicer Advances: We have made three direct investments in servicer advances, including the basic fee component of the related MSRs. The first direct investment was made through a joint venture entity of which we are the managing member (the “Buyer”), and which we consolidate in our financial statements. In addition, we have indirectly invested in servicer advances through securities collateralized by servicer advances. As of December 31, 2015, the carrying value of our servicer advances, including the basic fee component of the related MSRs, and related securities, was approximately $7.9 billion, representing 51.7% of our total assets, and our Servicer Advances segment represented 17.5% of our equity, net of financing and interests held by third party investors in the Buyer.

Residential Securities and Loans

•
Real Estate Securities: We acquire and manage a diversified portfolio of credit sensitive real estate securities, including Non-Agency and Agency RMBS. As of December 31, 2015, the carrying value of our real estate securities, excluding those collateralized by servicer advances, which are included in our Servicer Advances segment above, was approximately $2.1 billion ($0.9 billion for Agency RMBS and $1.2 billion for Non-Agency RMBS), representing 13.6% of our total assets, and our Real Estate Securities segment represented 16.5% of our equity, net of financing. In addition, we own call rights with respect to certain securitization trusts which are collateralized by mortgage loans with a UPB of approximately $200.0 billion.

•
Real Estate Loans: We have acquired residential mortgage loans, including performing, non-performing, re-performing and reverse mortgage loans, and related REO. We have also directly purchased REO unrelated to the collapse or non-performing loan resolution process. As of December 31, 2015, the carrying value of our residential mortgage loans (including REO) was $1.2 billion, representing 7.6% of our total assets, and our Real Estate Loans segment represented 9.2% of our equity, net of financing.

Other Investments

•
Consumer Loans: In April 2013, we acquired an interest in a pool of consumer loans, including unsecured and homeowner loans, held in an unconsolidated entity. In October 2014, we refinanced this entity and received a distribution in excess of our basis such that the carrying value of our investment in consumer loans was reduced to zero. We continue to own an interest in this entity, from which we expect to receive significant future cash flows.

In addition, as of December 31, 2015, we had cash and cash equivalents, restricted cash, derivative assets, and other assets of $2.3 billion, representing 15.2% of our total assets, and our Consumer Loans and Corporate segments represented (1.6)% of our equity, net of dividends, financings and other payables, primarily as a result of dividends payable.

The following table summarizes our segments as of December 31, 2015 (in thousands):

	Servicing Related Assets		Residential Securities and Loans		Consumer Loans	Corporate	Total
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans
December 31, 2015
Investments	$1,798,738	$7,857,841	$2,070,834	$1,157,433	$—	$—	$12,884,846
Cash and cash equivalents	18,507	95,686	42,984	13,262	6,359	73,138	249,936
Restricted cash	878	93,824	—	—	—	—	94,702
Derivative assets	—	2,689	—	—	—	—	2,689
Other assets	34	198,962	1,600,091	106,330	1,767	53,365	1,960,549
Total assets	$1,818,157	$8,249,002	$3,713,909	$1,277,025	$8,126	$126,503	$15,192,722
Debt	$182,978	$7,550,680	$2,513,538	$1,004,980	$40,446	$—	$11,292,622
Other liabilities	2,277	18,153	740,392	14,382	459	137,857	913,520
Total liabilities	185,255	7,568,833	3,253,930	1,019,362	40,905	137,857	12,206,142
Total Equity	1,632,902	680,169	459,979	257,663	(32,779)	(11,354)	2,986,580
Noncontrolling interests in equity of consolidated subsidiaries	—	190,647	—	—	—	—	190,647
Total New Residential stockholders’ equity	$1,632,902	$489,522	$459,979	$257,663	$(32,779)	$(11,354)	$2,795,933

The Market Opportunity

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The U.S. residential real estate market is vast: the value of the housing market totaled approximately $21 trillion as of November 2015, including about $12.1 trillion of home equity and $9.4 trillion of mortgage debt outstanding, according to Freddie Mac. The residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced.

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

Now, institutions that originate mortgage loans generally hold a smaller portion of such loans as assets on their balance sheets and instead sell a significant portion of the loans they originate to third parties. The GSEs are currently the largest purchasers of home mortgage loans. Under a process known as securitization, the GSEs and financial institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of mortgage loans by issuing securities, known as RMBS, which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the packaging of mortgage loans into a pool, the servicing of such mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement.

In the ten years prior to the credit dislocation in 2007, the securitization market drove an increase in the number of residential mortgage loans outstanding. Since 2007, the mortgage industry has been characterized by reduced origination and securitization activities, particularly for subprime and Alt-A mortgage loans. The role of private capital has increased in financing the mortgage origination process despite the GSEs’ presence as the largest purchasers of home mortgage loans.

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

•
GSE and Government Guaranteed Loans. This category of mortgage loans includes “conforming loans,” which are first lien mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting standards established by Fannie Mae or Freddie Mac. The conforming loan limit is established by statute and currently is $417,000 with certain exceptions for high-priced real estate markets. This category also includes mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through Ginnie Mae, primarily through federal programs operated by the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs.

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

•
Subprime. Subprime mortgage loans are generally issued to borrowers with weak credit histories, who make low or no down payments on the properties they purchase or have limited documentation of their income or assets. Subprime borrowers generally pay higher interest rates and fees than prime borrowers.

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

•
Second Lien. Second mortgages and home equity lines are often referred to as second liens and fall into a separate category of the residential mortgage market. These loans typically have higher interest rates than loans secured by first liens because the lender generally will only receive proceeds from a foreclosure of a property after the first lien holder is paid in full. In addition, these loans often feature higher loan-to-value ratios and are less secure than first lien mortgages.

Servicing Related Assets

Excess MSRs

An MSR provides a mortgage servicer with the right to service a pool of mortgage loans in exchange for a portion of the interest payments made on the underlying mortgage loans. This amount typically ranges from 25 to 50 bps times the UPB of the mortgage loans. An MSR is made up of two components: a basic fee and an Excess MSR. The basic fee is the amount of compensation needed for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee. For example, if an MSR is 30 bps and the basic fee is 5 bps, then the Excess MSR is 25 bps. In our capacity as the owner of an Excess MSR, we are not required to assume any servicing duties, advance obligations or liabilities associated with the loan pools underlying our investment, unless otherwise specified through agreement. We have purchased servicer advances, including the basic fee component of the related MSRs, on certain loan pools underlying our Excess MSRs.

As of the third quarter of 2015, the Top 100 mortgage servicers serviced approximately $10 trillion of residential mortgages according to Inside Mortgage Finance. Of the $10 trillion, approximately 74% of these MSRs were serviced by banks, according to Inside Mortgage Finance. We expect this percentage to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As banks or nonbank servicers sell MSRs, there may be an opportunity for us to invest in the corresponding Excess MSRs.

There are a number of reasons why we believe Excess MSRs may represent a compelling investment opportunity:

•
Supply-Demand Imbalance. Since 2010, banks have sold or committed to sell MSRs totaling more than $3 trillion of the approximately $10 trillion mortgage market. As a result of the regulatory and other pressures facing bank servicers, we believe the volume of MSR sales is likely to be substantial for some period of time. We estimate that MSRs on approximately $150 billion of mortgages are currently for sale, which would require a capital investment of approximately $1 billion to $1.5 billion based on current pricing dynamics. We believe that nonbank servicers, who acquire MSRs and are constrained by capital limitations, such as Nationstar Mortgage LLC (“Nationstar”), will continue to sell a portion of the Excess MSRs. In addition, approximately $1.5 trillion of new loans are expected to be originated in 2016 according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $2 trillion of MSRs could be sold or available over the next few years. Increased competition for these MSR assets has driven prices higher recently. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

•	Attractive Pricing. While prices have rebounded from the lows, we believe that MSRs continue to offer attractive returns.

•
Significant Barrier to Entry. Non-servicers, like us, cannot directly own an MSR as a named servicer and would therefore need to partner with a servicer in order to invest in MSRs. The number of strong, scalable non-bank servicers is limited. Moreover, in the case of Excess MSRs on Agency pools, the servicer must be Agency-approved. As a result, non-servicers seeking to invest in Excess MSRs generally face a significant barrier to entering the market, particularly if they do not have a relationship with a quality servicer. We believe our track record of investing in Excess MSRs and our established relationship with Nationstar give us a competitive advantage over other potential investors. We have begun the process of acquiring servicing licenses from various states and seeking servicing licenses from GSEs to facilitate our ability to directly purchase mortgage servicing rights.

We pioneered investments in Excess MSRs (while we were a wholly owned subsidiary of Newcastle) and we believe we remain the most active REIT in the sector. However, the timing, size and potential returns of future investments in Excess MSRs may be less attractive than our prior investments in this sector due to a number of factors, most of which are beyond our control.

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

The purpose of the advances is to provide liquidity, rather than credit enhancement, to the underlying residential mortgage securitization transaction. Servicer advances are generally permitted to be repaid from amounts received with respect to the related mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan, which is referred to as “loan-level recovery.”

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

In 2015, we purchased our first rated bonds backed by securitized pools of servicer advances issued through transactions sponsored by mortgage servicers. Servicer advance securitizations are generally rated “Master Trust” structures with multiple series of notes and one or more variable funding notes sharing in the same pool of collateral. Each note class has a specific advance rate and rating. We may pursue similar investments as opportunities arise.

Residential Securities and Loans

RMBS

We invest in both Agency RMBS and Non-Agency RMBS. As of the third quarter of 2015, approximately $7 trillion of the $10 trillion of residential mortgage loans outstanding was securitized, according to Inside Mortgage Finance. Of the securitized mortgage loans, approximately $6 trillion were Agency RMBS, according to Inside Mortgage Finance, and the balance was Non-Agency RMBS.

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

To-be-announced forward contract positions (“TBAs”). We utilize TBAs in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the 75% income and asset tests applicable to REITs.

We believe there continue to be opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. Furthermore, we believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We continue to pursue opportunities in structured transactions that enable us to realize this difference, particularly through the acquisition and execution of call rights. We control the call rights on Non-Agency deals with a total UPB of approximately $200.0 billion. Call rights become exercisable when the current principal balance of the underlying mortgage loans is generally equal to or lower than 10% of their original balance. We will exercise call rights when economical, which is impacted by the value of underlying performing loans as well as non-performing loan and real estate owned percentages and values. However, the timing, size and potential returns of future call transactions may be less attractive than our prior activity in this sector due to a number of factors, most of which are beyond our control.

The Non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. The mortgage loan collateral may be classified as “conforming” or “non-conforming,” depending on a variety of factors.

Real Estate Loans and Real Estate Owned

We believe there may be attractive opportunities to invest in portfolios of non-performing and other residential mortgage loans, along with foreclosed properties. In certain of these investments, we would expect to acquire the loans at a deep discount to their face amount, and we (either independently or with a servicing co-investor) would seek to resolve the loans at a substantially higher valuation. In other investments, we would expect to acquire the foreclosed property at a deep discount to its value, and we would seek to monetize the discount through property improvements and sales. We would seek to improve performance by transferring the servicing to Nationstar or another reputable servicer, which we believe could increase our returns. In addition, we may seek to employ leverage to increase returns, either through traditional financing lines or, if available, securitization options.

While a number of portfolios of non-performing residential loans have been sold since the financial crisis, we believe the volume of such sales may increase for a number of reasons. For example, with improved balance sheets, many large banks have more financial flexibility to recognize losses on non-performing assets. HUD, which acquires non-performing loans from Ginnie Mae securitizations, has been increasing the number of portfolio sales. Fannie Mae and Freddie Mac have also undertaken a number of portfolio sales. In addition, we believe that residential loan servicers—which have traditionally resorted to loan foreclosure procedures and subsequent property sales to maximize recoveries on non-performing loans—may increase sales of defaulted loans. To the extent any of these dynamics results in a meaningful volume of non-performing loan sales, we believe they may pose attractive investment opportunities for us.

Other Investments

We may pursue other types of investments as the market evolves, such as our opportunistic investment in consumer loans in April 2013. Our Manager makes decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that may differ from, and are possibly riskier than, our current portfolio. For more information about our investment guidelines, see “—Investment Guidelines.”

Our Portfolio

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments, as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2015 (dollars in thousands):

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$402,426,021	1,593,734	12.5%	$1,798,738	6.3
Servicer Advances(B)	7,578,110	7,400,068	58.4%	7,426,794	4.4
Agency RMBS(C)	884,578	918,633	7.3%	917,598	6.6
Non-Agency RMBS(C)	3,533,974	1,579,445	12.5%	1,584,283	6.8
Residential Mortgage Loans	1,365,849	1,122,602	8.9%	1,106,859	3.3
Real Estate Owned	N/A	50,574	0.4%	50,574	N/A
Consumer Loans(B)	2,094,904	N/A	N/A	—	3.1
Total / Weighted Average	$417,883,436	$12,665,056	100.0%	$12,884,846	5.0
Reconciliation to GAAP total assets:
Cash and restricted cash				344,638
Derivative assets				2,689
Trade receivable				1,538,481
Deferred tax asset, net				185,311
Other assets				236,757
GAAP total assets				$15,192,722

(A)	Weighted average life is based on the timing of our expected principal reduction on the asset.

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

Financing Strategy

Our objective is to generate attractive risk-adjusted returns for our stockholders, which at times incorporates the use of leverage. To date, we have generally funded the acquisition of Excess MSRs on an unlevered basis; however, we may at times lever our Excess MSRs. The amount of leverage we deploy for a particular investment depends upon an assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the creditworthiness of financing counterparties; the health of the U.S. economy and the residential mortgage and housing markets; our outlook on interest rates; the credit quality of the loans underlying our investments; and our outlook for asset spreads relative to financing costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for further details about our debt obligations.

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

Subject to maintaining our qualification as a REIT and exclusion from registration under the 1940 Act, we may also engage in a variety of interest rate management techniques that seek on the one hand to mitigate the influence of interest rate changes on the values of some of our assets and on the other hand help us achieve our risk management objectives. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to U.S. federal corporate income taxation. Our interest rate management techniques may include:

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

The Management Agreement

We entered into a Management Agreement with our Manager, an affiliate of Fortress, which was subsequently amended and restated on August 1, 2013, on August 5, 2014 and on May 7, 2015, pursuant to which our Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors.  Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement.

We pay our Manager an annual management fee equal to 1.5% of our gross equity. Gross equity is generally the equity that was transferred to us by Newcastle on the distribution date, plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

Our Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) the funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on the distribution date, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity that was transferred to us by Newcastle on the distribution date and the prices per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding.

“Funds from operations” means net income (computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)), excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations is computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of our independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of our separation from Newcastle and without regard to Newcastle’s prior performance. Funds from operations does not represent and should not be considered as a substitute for, or superior to, net income, or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies.

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

Fortress, through its affiliates, and principals of Fortress held 2.4 million shares of our common stock, and Fortress, through its affiliates, held options relating to an additional 10.9 million shares of our common stock, representing approximately 5.5% of our common stock on a fully diluted basis, as of December 31, 2015.

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

One or more of our officers and directors have responsibilities and commitments to entities other than us, including, but not limited to, Newcastle, Nationstar (the servicer for a significant portion of our loans, and the loans underlying our Excess MSRs, servicer advances, and Non-Agency RMBS), and OneMain (the servicer for the consumer loans in which we have invested). For example, we have some of the same directors and officers as Newcastle, Nationstar and OneMain Holdings, Inc. (formerly known as Springleaf Holdings, Inc.) (together with its subsidiaries, including SpringCastle Acquisition LLC, “OneMain”). In addition, we do not have a policy that expressly prohibits our directors, officers, securityholders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if Newcastle or Fortress or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Newcastle or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Newcastle or Fortress, or their affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. However, subject to the terms of our certificate of incorporation, our code of business conduct and ethics prohibits the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”

Our key agreements, including our Management Agreement, were negotiated among related parties, and their respective terms, including fees and other amounts payable, may not be as favorable to us as terms negotiated with unaffiliated parties. Our independent directors may not vigorously enforce the provisions of our Management Agreement against our Manager. For example, our independent directors may refrain from terminating our Manager because doing so could result in the loss of key personnel. The structure of the Manager’s compensation arrangement may have unintended consequences for us. We have agreed to pay our Manager a management fee that is not tied to our performance and incentive compensation that is based entirely on our performance. The management fee may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us, while the performance-based incentive compensation component may cause our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other objectives, such as preservation of capital, to achieve higher incentive distributions. Investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential. This could result in increased risk to the value of our portfolio of assets and a stockholder’s investment in us.

We may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. As of December 31, 2015, Fortress had two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have co-invested with these funds in Excess MSRs and may do so with similar Fortress funds in the future. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

Operational and Regulatory Structure

REIT Qualification

We have elected and intend to qualify to be taxed as a REIT for U.S. federal income tax purposes. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that, commencing with our initial taxable year ended December 31, 2013, we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

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

We are organized as a holding company that conducts its businesses primarily through wholly owned and majority owned subsidiaries. We intend to continue to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities” in compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. The value of securities issued by any wholly owned or majority owned subsidiaries that we may form in the future that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not exceed the 40% test under Section 3(a)(1)(C) of the 1940 Act. For purposes of the foregoing, we currently treat our interests in our SLS-serviced servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold servicer advances increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we currently treat our SLS-serviced servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we were required to register as an investment company under the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions.

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

In satisfying the 55% requirement under the Section 3(c)(5)(C) exclusion, based on guidance from the Securities and Exchange Commission (“SEC”) and its staff, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. The SEC and its staff have not published guidance with respect to the treatment of whole pool Non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. We also treat whole mortgage loans that each of our subsidiaries relying on Section 3(c)(5)(C) may acquire directly as qualifying real estate assets provided that 100% of the loan is secured by real estate when such subsidiary acquires the loan and the subsidiary has the unilateral right to foreclose on the mortgage.

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

Qualification for an exclusion from registration under the 1940 Act will limit our ability to make certain investments. See “Risk Factors—Risks Related to Our Business—Maintenance of our 1940 Act exclusion imposes limits on our operations.”

Competition

Our success depends, in large part, on our ability to acquire target assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with banks, REITs, independent mortgage loan servicers, private equity firms, hedge funds and other large financial services companies. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of our target assets may be more attractive to sellers of such assets if the sellers believe that these potential purchasers could obtain any necessary third party approvals and consents more easily than us.

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

Legal Proceedings

For a discussion of our legal proceedings, see Part I, Item 3, “Legal Proceedings” in this report.

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

New Residential files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the SEC. Readers may read and copy any document that New Residential files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

Risks Related to Our Business

We may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders. Any financial information included in this report for periods prior to our spin-off in May 2013 may not be indicative of the results we would have achieved as a separate stand-alone company and are not a reliable indicator of our future performance or results.

We cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders, or any distributions at all. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the real estate market, the financial markets and economic conditions.

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

When we invest in Excess MSRs and servicer advances, we base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. We record Excess MSRs and servicer advances on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from Excess MSRs and servicer advances, and the determination of the fair value of Excess MSRs and servicer advances, are based on assumptions about various factors, including, but not limited to:

•	rates of prepayment and repayment of the underlying mortgage loans;

•	interest rates;

•	rates of delinquencies and defaults; and

•	recapture rates (in the case of Excess MSRs only) and the amount and timing of servicer advances and recoveries (in the case of servicer advances only).

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

If the servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 12 to our Consolidated Financial Statements included herein. In our investment in servicer advances, we are not entitled to the cash flows from recaptured loans.

Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances.

We have agreed (in the case of Nationstar, together with certain third-party investors) to purchase from certain of our servicers all servicer advances related to certain loan pools, as a result of which we are entitled to amounts representing repayment for such advances. During any period in which a borrower is not making payments, a servicer is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, pay property taxes and insurance premiums to third parties, and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans.

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

Servicing agreements related to residential mortgage securitization transactions generally require a residential mortgage servicer to make servicer advances in respect of serviced mortgage loans unless the servicer determines in good faith that the servicer advance would not be ultimately recoverable from the proceeds of the related mortgage loan, mortgaged property or mortgagor. In many cases, if the servicer determines that a servicer advance previously made would not be recoverable from these sources, the servicer is entitled to withdraw funds from the related custodial account in respect of payments on the related pool of serviced mortgages to reimburse the related servicer advance. This is what is often referred to as a “general collections backstop.” The timing of when a servicer may utilize a general collections backstop can vary (some contracts require actual liquidation of the related loan first, while others do not), and contracts vary in terms of the types of servicer advances for which reimbursement from a general collections backstop is available. Accordingly, a servicer may not ultimately be reimbursed if both (i) the payments from related loan, property or mortgagor payments are insufficient for reimbursement, and (ii) a general collections backstop is not available or is insufficient. Also, if a servicer improperly makes a servicer advance, it would not be entitled to reimbursement. Historically, according to information made available to us, Nationstar and Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) have each recovered more than 99% of the advances that they have made. While we do not expect recovery rates to vary materially during the term of our investments, there can be no assurance regarding future recovery rates related to our portfolio.

We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments in Excess MSRs, servicer advances, Non-Agency RMBS and residential mortgage loans is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the “Servicing Guidelines”). Our investment in Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or a majority of the bondholders of a residential mortgage backed securitization). Under the GSE Servicing Guidelines, the servicer may be terminated by the applicable GSE for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such GSE. In the event mortgage owners (or bondholders) terminate the servicer, the related Excess MSRs and basic fees would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the related Excess MSRs will be extinguished and our investment in such Excess MSRs will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and will require, among other things, a new servicer willing to pay for the right to service the applicable mortgage loans while assuming responsibility for the origination and prior servicing of the mortgage loans. In addition, any payment received from a successor servicer will be applied first to pay the GSE for all of its claims and costs, including claims and costs against the servicer that do not relate to the mortgage loans for which we own the Excess MSRs. A termination could also result in an event of default under our financings for servicer advances. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar and Ocwen are the servicers of most of the loans underlying our investments in Excess MSRs and servicer advances, and Nationstar and Ocwen are the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar, Ocwen and OneMain, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar, Ocwen or any other servicer of the loans underlying our investments is unable to adequately carry out its duties as a result of:

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

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions in the ordinary course of business, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky,

Superintendent of the New York Department of Financial Services (“NY DFS”), in connection with Nationstar’s recent growth, certain operational issues, and certain alleged recent complaints from certain New York consumers. Other servicers, including Ocwen, have experienced heightened regulatory scrutiny, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues. See “—Ocwen has been and is subject to certain federal and state regulatory matters” for more information on heightened regulatory scrutiny of Ocwen.

Loss mitigation techniques are intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If any of our servicers or subservicers fails to adequately perform its loss mitigation obligations, we could be required to purchase servicer advances in excess of those that we might otherwise have had to purchase, and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that one of our servicers from which we are obligated to purchase servicer advances is required by the applicable Servicing Guidelines to make advances in excess of amounts that we or, in the case of Nationstar, the co-investors, are willing or able to fund, such servicer may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with such servicer. As a result, we could experience a partial or total loss of the value of our investment in servicer advances.

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

Favorable ratings from third-party rating agencies such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a mortgage servicer’s ratings could have an adverse effect on the value of our Excess MSRs and servicer advances, and result in an event of default under our financing for advances. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their and our ability to finance servicer advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer or we may seek in the future. A mortgage servicer’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for servicer advances and have an adverse effect on the value of our investments since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

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

We have significant counterparty concentration risk in Nationstar, Ocwen and OneMain, and are subject to other counterparty concentration and default risks.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations, cash flows and financial condition.

A majority of our co-investments in Excess MSRs and servicer advances related to loans serviced by Nationstar or Ocwen. If Nationstar or Ocwen is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by Nationstar or Ocwen. We closely monitor Nationstar’s and Ocwen’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with Nationstar and Ocwen that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with Nationstar’s management. However, we have no direct ability to influence our servicers’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such servicers’ servicing agreement.

Furthermore, Nationstar and Ocwen are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect its reputation and its liquidity, financial position and results of operations.

None of our servicers have an obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties from which to acquire Excess MSRs and servicer advances, which could impact our business strategy. See “—We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

Repayment of the outstanding amount of servicer advances (including payment with respect to deferred servicing fees) may be subject to delay, reduction or set-off in the event that any applicable servicer or subservicer breaches any of its obligations under the related servicing agreements, including, without limitation, any failure of such servicer to perform its servicing and advancing functions in accordance with the terms of such servicing agreements. If any applicable servicer is terminated or resigns as servicer and the applicable successor servicer does not purchase all outstanding servicer advances at the time of transfer, collection of the servicer advances will be dependent on the performance of such successor servicer and, if applicable, reliance on such successor servicer’s compliance with the “first-in, first-out” or “FIFO” provisions of the Servicing Guidelines. In addition, such successor servicers may not agree to purchase the outstanding advances on the same terms as our current purchase arrangements and may require, as a condition of their purchase, modification to such FIFO provisions, which could further delay our repayment and have adversely affect the returns from our investment.

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

In addition, Ocwen is a party to substantially all financing agreements with subsidiaries of HLSS acquired by us in the HLSS Acquisition (including the servicer advance facilities). Our ability to obtain financing for the assets of those acquired subsidiaries is dependent on Ocwen’s agreement to be a party to its financing agreements. If Ocwen does not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all. Breaches and other events with respect to Ocwen (including, without limitation, failure of Ocwen to satisfy certain financial tests) could cause certain or all of the financing, in respect of assets acquired from HLSS to become due and payable prior to maturity. Our ability to obtain financing on such assets is dependent on Ocwen’s ability to satisfy various tests under such financing arrangements. We will be dependent on Ocwen as the servicer of the mortgage loans with respect to which we are entitled to the basic fee component, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against Ocwen;

•	By a default by Ocwen under its debt agreements;

•	By further downgrades in Ocwen’s servicer rating;

•	If Ocwen fails to ensure its servicer advances comply with the terms of its Purchase and Sale Agreements (“PSAs”);

•	If Ocwen were terminated as servicer under certain PSAs;

•	If Ocwen becomes subject to a bankruptcy proceeding; or

•	If Ocwen fails to meet its obligations or is deemed to be in default under the indenture governing notes issued under any servicer advance facility with respect to which Ocwen is the servicer.

In addition, the consumer loans in which we have invested are serviced by OneMain. If OneMain is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy, our expected returns on these investments could be severely impacted.

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

If Nationstar, Ocwen or any of our other mortgage servicers becomes subject to a bankruptcy proceeding, we could be materially and adversely affected, and you could suffer losses, as discussed below.

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

The mortgage servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or another party in interest could also claim that such servicer’s transfer to us of Excess MSRs, servicer advances or other assets or such servicer’s agreement to incur obligations to us under the related purchase agreement was a fraudulent conveyance. Under U.S. bankruptcy laws and similar state insolvency laws, transfers made or obligations incurred could be voided if such servicer, at the time it made such transfers or incurred such obligations: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with such servicer were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, Ocwen or Nationstar, as the case may be, (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee on such servicer’s behalf would be entitled to recover such transfer or to avoid the obligation previously incurred.

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

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	interest rates and credit spreads;

•	the availability of credit, including the price, terms and conditions under which it can be obtained;

•	the quality, pricing and availability of suitable investments and credit losses with respect to our investments;

•	the ability to obtain accurate market-based valuations;

•	the ability of securities dealers to make markets in relevant securities and loans;

•	loan values relative to the value of the underlying real estate assets;

•	default rates on the loans underlying our investments and the amount of the related losses;

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, at various points in time, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. While market conditions have generally improved since 2008, they could deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition.

The geographic distribution of the loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and financial condition.

The geographic distribution of the loans underlying, and collateral securing, our investments, including our Excess MSRs, servicer advances, Non-Agency RMBS and loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates.

As of December 31, 2015, 24.4% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides, and 8.7% was secured by properties located in Florida. As of December 31, 2015, 35.3% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 24.4% was located in the Southeastern U.S., 18.8% was located in the Northeastern U.S., 10.8% was located in the Midwestern U.S. and 10.0% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.7% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Buyer has agreed to purchase all future arising servicer advances from Nationstar under certain residential mortgage servicing agreements.  Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicing advances.  A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Our investments in real estate related securities are subject to changes in credit spreads as well as available market liquidity, which could adversely affect our ability to realize gains on the sale of such investments.

Real estate related securities are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark.

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2015, 53.3% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 46.7% consisted of fixed rate securities, and 21.4% of our Agency RMBS portfolio consisted of floating rate securities and 78.6% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

With respect to Agency RMBS, we may purchase securities that have a higher or lower coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we would then pay a premium over par value to acquire these securities. In accordance with GAAP, we would amortize the premiums on our Agency RMBS over the life of the related securities. If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we would have to amortize our premiums on an accelerated basis which may adversely affect our profitability. As compensation for a lower coupon rate, we would then pay a discount to par value to acquire these securities. In accordance with GAAP, we would accrete any discounts on our Agency RMBS over the life of the related securities. If the mortgage loans securing these securities prepay at a slower rate than anticipated, we would have to accrete our discounts on an extended basis which may adversely affect our profitability. Defaults on the mortgage loans underlying Agency RMBS typically have the same effect as prepayments because of the underlying Agency guarantee.

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

Prepayments may have a negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on our Agency RMBS, the amount of unamortized premium or discount on our real estate related securities, the rate at which prepayments are made on our Non-Agency RMBS, the reinvestment lag and the availability of suitable reinvestment opportunities.

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

We finance a meaningful portion of our investments in RMBS with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, we will sell a security to the lending counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—which can be as short as 30 days—the counterparty will make funds available to us and hold the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we will be required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend—or “roll”—the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of December 31, 2015, we had outstanding repurchase agreements with an aggregate face amount of approximately $1.3 billion to finance Non-Agency RMBS and approximately $1.7 billion to finance Agency RMBS and related trade receivables. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

The financing sources under our servicer advance financing facilities may elect not to extend financing to us or may have or take positions adverse to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our investments in servicer advances with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the purchaser of such servicer advances, which is a subsidiary of the Company, transfer our right to repayment for certain servicer advances we have acquired from one of our mortgage servicers to one of our wholly owned bankruptcy remote subsidiaries (a “Depositor”). We are generally required to continue to transfer to the related Depositor all of our rights to repayment for any particular pool of servicer advances as they arise (and are transferred from one of our mortgage servicers) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an “Issuer.” The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

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

As of December 31, 2015, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. Moreover, our structured servicer advance financing arrangements are currently with a limited number of counterparties. If any of our sources are unable to or elected not to extend or refinance such arrangements, we may not be able to find a replacement counterparty in a timely manner.

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

We may not be able to finance our investments on attractive terms or at all, and financing for Excess MSRs or servicer advances may be particularly difficult to obtain.

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

The final Basel FRTB Ruling, which raised capital charges for bank holders of ABS, CMBS and Non-Agency MBS beginning in 2019, could adversely impact available trading liquidity.

In January 2006, the Basel Committee on Banking Supervision released a finalized framework for calculating minimum capital requirements for market risk, which will take effect in January 2019. In the final proposal, capital requirements would overall be meaningfully higher than current requirements, but are less punitive than the previous December 2014 proposal. However, each country’s specific regulator may codify the rules differently. Under the framework, capital charges on a bond are calculated based on three components: default, market and residual risk. Implementation of the final proposal could impose meaningfully higher capital charges on dealers compared with current requirements, and could reduce liquidity in the securitized products market.

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

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (which, among other things, established the Consumer Financial Protection Bureau with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans underlying our investments, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

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

A significant portion of our investments are not match funded, which may increase the risks associated with these investments.

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

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect us. In addition, under applicable accounting standards, we may be required to treat some of our investments as derivatives, which could adversely affect our results of operations.

Maintenance of our 1940 Act exclusion imposes limits on our operations.

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the 1940 Act, because we are a holding company that will conduct its businesses primarily through wholly owned and majority owned subsidiaries, the securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis . For purposes of the foregoing, we currently treat our SLS-serviced servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. The 40% test under Section 3(a)(1)(C) of the 1940 Act limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold servicer advances increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we generally treat our interests in our SLS-serviced servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

Transactions such as the HLSS Acquisition (see Note 1 to our Consolidated Financial Statements) often give rise to lawsuits by stockholders or other third parties. Stockholders may, among other things, assert claims relating to the parties’ mutual agreement to terminate the Agreement and Plan of Merger (the “HLSS Initial Merger Agreement”). Stockholders may also assert claims relating to the fact that HLSS no longer owns any significant assets other than the cash received from us in the HLSS Acquisition and any cash proceeds it received pursuant to its sale of our common stock. The defense or settlement of any lawsuit or claim regarding the HLSS Acquisition may materially and adversely affect our business, financial condition, results of operations and liquidity. Further, such litigation could be costly and could divert our time and attention from the operation of the business.

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015,

plaintiff filed an Amended Complaint. The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, and on February 23, 2016, plaintiffs filed a response. The Company intends to vigorously defend against the lawsuit.

We may be unable to successfully integrate the acquired assets and assumed liabilities.

Achieving the anticipated benefits of the HLSS Acquisition is subject to a number of uncertainties, including, without limitation, whether we are able to integrate HLSS’s assets and manage the assumed liabilities efficiently. HLSS depends on Ocwen for significant accounting and operational support, which could exacerbate the difficulties associated with acquiring these assets and impair our ability to produce accurate financial information on a timely basis, as required by the SEC. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the HLSS Acquisition. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we or HLSS conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or HLSS conduct business. We could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occurred prior to the closing of the HLSS Acquisition. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows.

We are responsible for certain of HLSS’s contingent and other corporate liabilities.

Under the HLSS Acquisition Agreement, we have assumed and are responsible for the payment of HLSS’s contingent and other corporate liabilities of: (i) liabilities for litigation relating to, arising out of or resulting from certain lawsuits in which HLSS is named as the defendant, (ii) HLSS’s tax liabilities, (iii) HLSS’s corporate liabilities, (iv) generally any actions with respect to the HLSS Acquisition brought by any third party and (v) payments under contracts. We currently cannot estimate the amount we may ultimately be responsible for as a result of assuming substantially all of HLSS’s contingent and other corporate liabilities. The amount for which we are ultimately responsible may be material and have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, certain claims and lawsuits may require significant costs to defend and resolve and may divert management’s attention away from other aspects of operating and managing our business, each of which could materially and adversely affect our business, financial condition, results of operations and liquidity.

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

On September 15, 2014, the SEC instituted an investigation into HLSS’s restatement of its consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 and disclosures concerning related party transactions (the “HLSS Investigation”). HLSS agreed to resolve such matter by consenting to the entry of a Cease and Desist Order, without admitting or denying that HLSS violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and to a settlement payment of $1.5 million to the SEC. On October 5, 2015, the terms of the settlement were approved and accepted by the SEC. Pursuant to the HLSS Acquisition Agreement, the Company acquired substantially all of the assets of HLSS and assumed substantially all of the liabilities of HLSS, including the obligation for the aforementioned settlement payment. The matter giving rise to the HLSS Investigation and related settlement is unrelated to any activities of the Company.

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

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen naming as defendants HLSS and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. On January 8, 2016, two related derivative actions – Hutt v. Erbey, et al., No. 9:15-CV-81709 (S.D. Fla.) and Lowinger v. Erbey, et al., No. 0:15-CV-62628 (S.D. Fla.) – were consolidated with the Sokolowski Action. On February 17, 2016, the court appointed lead counsel and ordered that lead counsel file a consolidated complaint on or before March 8, 2016. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claim that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s MSRs and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others. The Ocwen Derivative Actions seek money damages from HLSS in an amount to be proven at trial. We intend to vigorously defend these lawsuits.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these lawsuits were consolidated into a single action, which is referred to as the “Securities Action.” On April 28, 2015, lead plaintiffs, lead counsel and liaison counsel were appointed in the Securities Action. On November 9, 2015, lead plaintiffs filed an amended class action complaint. On January 27, 2016, the Securities Action was transferred to the United States District Court for the Southern District of Florida and given the Index No. 16-CV-60165 (S.D. Fla.).

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Securities Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. We intend to vigorously defend the Securities Action and consistent therewith on February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety.

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

HLSS acquired assets and assumed liabilities could be adversely affected as a result of events or conditions that occurred or existed before the closing of the HLSS Acquisition. Adverse changes in the assets or liabilities we have acquired or assumed, respectively, as part of the HLSS Acquisition, could occur or arise as a result of actions by HLSS or Ocwen, legal or regulatory developments, including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of HLSS or Ocwen. We are subject to a variety of risks as a result of our dependence on mortgage servicers such as Nationstar and Ocwen, including, without limitation, the potential loss of all of the value of our Excess MSRs in the event that the servicer of the underlying loans is terminated by the mortgage loan owner or RMBS bondholders. A significant decline in the value of HLSS assets or a significant increase in HLSS liabilities we have acquired could adversely affect our future business, financial condition, cash flows and results of operations. HLSS is subject to a number of other risks and uncertainties, including regulatory investigations and legal proceedings against HLSS, and others with whom HLSS conducted and conducts business. Moreover, any insurance proceeds received with respect to such matters may be inadequate to cover the associated losses. Ocwen disclosed in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 that it received a subpoena from the SEC “requesting production of various documents relating to its business dealings from Altisource Portfolio Solutions, S.A., HLSS, Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in these companies.” Ocwen subsequently disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 that it received an additional subpoena from the SEC related to an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Ocwen subsequently disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 that it received a further subpoena from the SEC requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation and related to former HLSS and Ocwen Chairman William C. Erbey’s approvals for specifically enumerated board actions. Ocwen subsequently settled these investigations with the SEC in January 2016. Ocwen also disclosed that it received a letter from the SEC staff dated February 10, 2015 informing it that the SEC was conducting an investigation relating to mortgage loan servicer use of collection agents and requesting voluntary production of documents and information. Adverse developments at Ocwen, including liquidity issues, ratings downgrades, defaults under debt agreements, servicer rating downgrades, failure to comply with the terms of PSAs, termination under PSAs, Ocwen bankruptcy proceedings and additional regulatory issues and settlements, could have a material adverse effect on us. See “—We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

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

All or substantially all of the notes issued under the New Residential Advance Receivables Trust (“NRART”) facility, the HLSS Servicer Advance Receivables Trust (“HSART”) facility and the existing “HSART II facility” are rated by one rating agency and we may sponsor advance facilities in the future that are rated by credit agencies. The related agency may suspend rating notes backed by servicer advances at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

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

When a mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These servicer advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that need to be funded from the related servicer’s own capital. Such increases in foreclosure timelines could increase the need for capital to fund servicer advances, which would increase our interest expense, delay the collection of interest income or servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends. According to Ocwen’s public disclosure, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the SEC informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by Mr. Erbey, its former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource Portfolio Solutions, S.A., Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Ocwen subsequently disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 that it received a further subpoena from the SEC requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation and related to former HLSS and Ocwen Chairman William C. Erbey’s approvals for specifically enumerated board actions, and that it received a letter from the SEC staff dated February 10, 2015 informing it that the SEC was conducting an investigation relating to mortgage loan servicer use of collection agents and requesting voluntary production of documents and information.

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

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs related to MSRs related to the transactions contemplated by the Ocwen Purchase Agreement (see Note 1 to our Consolidated Financial Statements). Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

On January 23, 2015, Gibbs & Bruns LLP, on behalf of its clients, issued a press release regarding the notices of nonperformance provided to various trustees in relation to Ocwen’s servicing practices under 119 residential mortgage-backed securities trusts. Of these transactions, 90 relate to agreements for MSRs related to the transactions contemplated by the Ocwen Purchase Agreement. It is possible that Ocwen could be terminated for other servicing agreements related to such MSRs.

On January 29, 2015, Moody’s downgraded Ocwen’s SQ assessment from SQ3+ to SQ3- as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch Ratings downgraded Ocwen’s residential primary servicer rating for subprime products from “RPS3” to “RPS4” and, in February 2016, upgraded such rating to “RPS3-.” During February 2015, Morningstar also downgraded Ocwen’s residential primary servicer rating from “MOR RS2” to “MOR RS3.” On June 18, 2015, S&P downgraded Ocwen’s ratings as a residential mortgage prime, subprime, special, and subordinate-lien servicer from “average” to “below average.” On October 1, 2015, S&P downgraded Ocwen’s master servicer rating to “below average.”

The performance of loans that we acquired in the HLSS Acquisition may be adversely affected by the performance of parties who service or subservice these mortgage loans.

HLSS and its subsidiaries acquired by us in the HLSS Acquisition contracted with third parties for the servicing of the mortgage loans in its early buy-out (“EBO”) portfolio. The performance of this portfolio and our ability to finance this portfolio are subject to risks associated with inadequate or untimely servicing. If our servicers or subservicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. In addition, we may be required to indemnify an investor or our lenders against losses from any failure of our servicer or subservicer to perform the servicing obligations properly. Poor performance by a servicer or subservicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans. A substantial increase in our delinquency or foreclosure rate or the inability to process claims in accordance with Ginnie Mae or FHA guidelines could adversely affect our ability to access the capital and secondary markets for our financing needs.

Servicing issues in the portfolio of loans that was acquired in the HLSS Acquisition could adversely impact our claims against FHA insurance and result in our reliance on servicer indemnifications which could increase losses.

We will rely on HLSS’s servicers (including Ocwen) to service our Ginnie Mae EBO loans in a manner that supports our ability to make claims to the FHA for shortfalls on these loans. If servicing issues result in the curtailment of FHA insurance claims, we will only have recourse against the servicer for any shortfall. If the servicer is unable to make indemnification payments owed to us under this circumstance, we could incur losses.

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

New Residential’s subsidiary New Residential Mortgage LLC is or may become subject to significant state and federal regulations.

A subsidiary of NRZ, New Residential Mortgage LLC (“NRM”), is currently in the process of obtaining applicable qualifications, licenses and approvals to own agency and non-agency MSRs in the United States and certain other jurisdictions.  As a result of NRM’s current and expected approvals, NRM is or may in the future become subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations may in the future significantly affect the way that NRM does business, and may subject NRM and New Residential to additional costs and regulatory obligations, which could impact our financial results.

NRM’s business may become subject to increasing regulatory oversight and scrutiny in the future as it continues seeking and obtaining state and agency approvals to hold MSRs, which may lead to regulatory investigations or enforcement, including both formal and informal inquiries, from various state and federal agencies as part of those agencies' oversight of the mortgage servicing business.  An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM’s and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and OneMain—invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have broad investment guidelines, and we have and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.5 billion of assets under management as of December 31, 2015.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Newcastle, Nationstar and OneMain which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in Excess MSRs, consumer loans, servicer advances and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

The ownership by our executive officers and directors of shares of common stock, options, or other equity awards of OneMain, Nationstar, and other entities either owned by Fortress funds managed by affiliates of our Manager or managed by our Manager may create, or may create the appearance of, conflicts of interest.

Some of our directors, officers and other employees of our Manager hold positions with OneMain, Nationstar, and other entities either owned by Fortress funds managed by affiliates of our Manager or managed by our Manager and own such entities’ common stock, options to purchase such entities’ common stock or other equity awards. Such ownership may create, or may create the appearance of, conflicts of interest when these directors, officers and other employees are faced with decisions that could have different implications for such entities than they do for us.

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

Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities. We issue many asset-backed securities. In October 2014, final rules were promulgated by a consortium of regulators implementing the final credit risk retention requirements of Section 941(b) of the Dodd-Frank Act. Under these “Risk Retention Rules,” sponsors of both public and private securitization transactions or one of their majority owned affiliates are required to retain at least 5% of the credit risk of the assets collateralizing such securitization transactions. These regulations generally prohibit the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained interest for a specified period of time, depending on the type of asset that is securitized. Beginning December 2015, sponsors securitizing residential mortgages must comply with the Risk

Retention Rules beginning in December 2015, while sponsors securitizing other types of assets will be required to comply with such rules beginning in December 2016. The Risk Retention Rules provide for limited exemptions for certain types of assets, however, these exemptions may be of limited use under our current market practices. In any event, compliance with these new Risk Retention Rules has increased and will likely continue to increase the administrative and operational costs of asset securitization.

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

The payments we receive on the Agency securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the U.S. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the U.S. Government.

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

Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle fails to qualify as a REIT for its taxable years ending on or before December 31, 2014, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although, Newcastle has (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

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

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable U.S. Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). For a more detailed description of the Plan, see “—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.” In connection with any offering of our common stock, we will issue to our Manager options relating to shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares relating to any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

Following the HLSS Acquisition (see Note 1 to our Consolidated Financial Statements), material potential claims, lawsuits, regulatory inquiries or investigations, and other proceedings, of which we are currently aware, are as follows. We have not accrued losses in connection with these legal contingencies because management does not believe there is a probable and reasonably estimable loss. Furthermore, we cannot reasonably estimate the range of potential loss related to these legal contingencies at this time. However, the ultimate outcomes of the proceedings described below may have a material adverse effect on our business, financial position or results of operations.

In addition to the matters described below, from time to time, we are or may be involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business.  Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on our financial results.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these lawsuits were consolidated into a single action.” On April 28, 2015, lead plaintiffs, lead counsel and liaison counsel were appointed in the Securities Action. On November 9, 2015, lead plaintiffs filed an amended class action complaint. On January 27, 2016, the Securities Action was transferred to the United States District Court for the Southern District of Florida and given the Index No. 16-CV-60165 (S.D. Fla.).

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls.  More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls and (iv) certain related party transactions.  The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Securities Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. We intend to vigorously defend the Securities Action and consistent therewith on February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen naming as defendants HLSS and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014, and (ii) Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015. The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. On January 8, 2016, two related derivative actions – Hutt v. Erbey, et al., No. 9:15-CV-81709 (S.D. Fla.) and Lowinger v. Erbey, et al., No. 0:15-CV-62628 (S.D. Fla.) – were consolidated with the Sokolowski Action. On February 17, 2016, the court appointed lead counsel and ordered that lead counsel file a consolidated complaint on or before March 8, 2016. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claim that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s MSRs and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others. The Ocwen Derivative Actions seek money damages from HLSS in an amount to be proven at trial. We intend to vigorously defend these lawsuits.

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of HLSS entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.). The lawsuit names as defendants HLSS directors, New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty and good faith and the duty to act in the best interests of HLSS under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to HLSS’s shareholders, (ii) included unfair deal protection devices, (iii) and was the result of an inadequate process due to conflicts of interest. On July 8, 2015, the complaint was voluntarily dismissed without prejudice.

On September 15, 2014, the SEC instituted an investigation into HLSS’s restatement of its consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 and disclosures concerning related party transactions. HLSS agreed to resolve such matter by consenting to the entry of a Cease and Desist Order, without admitting or denying that HLSS violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and to a settlement payment of $1.5 million to the SEC. On October 5, 2015, the terms of the settlement were approved and accepted by the SEC.  Pursuant to the HLSS Acquisition Agreement (See Note 1 to our Consolidated Financial Statements), the Company acquired substantially all of the assets of HLSS and assumed substantially all of the liabilities of HLSS, including the obligation for the aforementioned settlement payment. The matter giving rise to the HLSS Investigation and related settlement is unrelated to any activities of the Company.

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

	Period Ending
Index	5/16/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
New Residential Investment Corp.	100.00	97.34	98.17	102.76	102.25	103.53	98.62	111.19	134.18	139.61	120.01	119.90
NAREIT All REIT		97.72	95.39	95.68	103.89	111.12	108.20	121.66	126.59	115.28	116.16	124.44
Russell 2000	100.00	99.41	109.56	119.12	120.45	122.92	113.87	124.95	130.34	130.89	115.29	119.43
NAREIT Mortgage REIT		96.13	94.28	94.42	104.96	111.17	106.40	111.31	113.92	105.64	102.51	101.43
S&P 500	100.00	97.55	102.66	113.45	115.50	121.55	122.92	128.98	130.21	130.57	122.17	130.77

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

2015	High	Low	Last Sale	Distributions Declared
First Quarter	$15.61	$12.10	$15.03	$0.38
Second Quarter	$17.91	$14.98	$15.24	$0.45
Third Quarter	$15.95	$12.66	$13.10	$0.46
Fourth Quarter	$13.34	$10.35	$12.16	$0.46
2014
First Quarter	$13.72	$12.10	$12.94	$0.35
Second Quarter(A)	$13.32	$12.06	$12.60	$0.50
Third Quarter	$12.90	$11.66	$11.66	$0.35
Fourth Quarter	$13.64	$11.44	$12.77	$0.38

(A)	Includes a quarterly distribution of $0.35 per common share and a special cash distribution of $0.15 per common share.

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

On February 18, 2016, the closing sale price for our common stock, as reported on the NYSE, was $10.83. As of February 18, 2016, there were approximately 39 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

In connection with our separation from Newcastle, each Newcastle option held by our Manager or by the directors, officers, employees, service providers, consultants and advisors of our Manager at the date of the distribution of our common stock to Newcastle’s stockholders was converted into an adjusted Newcastle option as well as a new New Residential option (a “Converted Option”). On May 15, 2013, we issued a total of 10,728,637 Converted Options. The exercise price of each adjusted Newcastle option and Converted Option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the distribution and to maintain the ratio of the exercise price of the adjusted Newcastle option and the Converted Option, respectively, to the fair market value of the underlying shares at the time the distribution was made. The terms and conditions applicable to each such Converted Option were substantially similar to the terms and condition otherwise applicable to the Newcastle option as of the date of distribution. The grant of such Converted Options did not reduce the number of shares of our common stock otherwise available for issuance under the Plan. These options are contractually required to be settled in an amount of cash equal to the excess of the fair market value of a share on the date of exercise over the exercise price per share, unless a majority of the independent members of the board of directors (or, with respect to a tandem award, one of our authorized officers) determines to settle the option in shares. If the option is settled in shares, the independent members of the board of directors or an authorized officer, as applicable, will determine whether the exercise price will be payable in cash, by withholding from shares of our common stock otherwise issuable upon exercise of such option or through another method permitted under the plan.

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	9,985,039		$14.99	14,925,413
Total	9,985,039	(A)	$14.99	14,925,413	(B)
Equity Compensation Plans Not Approved by Security Holders:
None

(A)
The number of securities to be issued upon exercise of outstanding options does not include 2,395,068 Converted Options (with a weighted average exercise price of $14.63), of which 1,206,291 are held by an affiliate of our Manager and 1,188,777 were granted to our Manager and assigned to certain Fortress employees.

(B)
No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 70,587 shares of our common stock and 4,000 options awarded to our directors, other than Mr. Edens, the shares being awarded in lieu of contractual cash compensation. The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. On January 1, 2016 and 2015, 8,543,539 and 1,437,500 shares, respectively, were added to the number of securities remaining available for future issuance; these numbers have been included in the table above.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2015, 2014, 2013 and 2012 and the period from December 8, 2011 (commencement of operations) through December 31, 2011, has been derived from our audited historical Consolidated Financial Statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except share and per share data)

	Year Ended December 31,				December 8 through December 31,
	2015	2014	2013	2012	2011
Statement of Income Data
Interest income	$645,072	$346,857	$87,567	$33,759	$1,260
Interest expense	274,013	140,708	15,024	704	—
Net Interest Income	371,059	206,149	72,543	33,055	1,260
Impairment	24,384	11,282	5,454	—	—
Net interest income after impairment	346,675	194,867	67,089	33,055	1,260
Other Income	42,029	375,088	241,008	17,423	367
Operating Expenses	117,823	104,899	42,474	9,231	913
Income (Loss) Before Income Taxes	270,881	465,056	265,623	41,247	714
Income tax expense	(11,001)	22,957	—	—	—
Net Income (Loss)	$281,882	$442,099	$265,623	$41,247	$714
Noncontrolling Interests in Income of Consolidated Subsidiaries	$13,246	$89,222	$(326)	$—	$—
Net Income (Loss) Attributable to Common Stockholders	$268,636	$352,877	$265,949	$41,247	$714
Net Income per Share of Common Stock, Basic	$1.34	$2.59	$2.10	$0.33	$0.01
Net Income per Share of Common Stock, Diluted	$1.32	$2.53	$2.07	$0.33	$0.01
Weighted Average Number of Shares of Common Stock Outstanding, Basic	200,739,809	136,472,865	126,539,024	126,512,823	126,512,823
Weighted Average Number of Shares of Common Stock Outstanding, Diluted	202,907,605	139,565,709	128,684,128	126,512,823	126,512,823
Dividends Declared per Share of Common Stock	$1.75	$1.58	$0.99	$—	$—

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Investments in:
Excess mortgage servicing rights, at fair value	$1,581,517	$417,733	$324,151	$245,036	$43,971
Excess mortgage servicing rights, equity method investees, at fair value	217,221	330,876	352,766	—	—
Servicer advances, at fair value	7,426,794	3,270,839	2,665,551	—	—
Real estate securities, available-for-sale	2,501,881	2,463,163	1,973,189	289,756	—
Residential mortgage loans, held-for-investment	330,178	47,838	33,539	—	—
Residential mortgage loans, held-for-sale	776,681	1,126,439	—	—	—
Real estate owned	50,574	61,933	—	—	—
Consumer loans, equity method investees	—	—	215,062	—	—
Cash and cash equivalents	249,936	212,985	271,994	—	—
Total assets	15,192,722	8,089,244	5,958,658	534,876	43,971
Total debt	11,292,622	6,057,853	4,109,329	150,922	—
Total liabilities	12,206,142	6,239,319	4,445,583	156,520	4,163
Total New Residential stockholders’ equity	2,795,933	1,596,089	1,265,850	378,356	39,808
Noncontrolling interests in equity of consolidated subsidiaries	190,647	253,836	247,225	—	—
Total equity	2,986,580	1,849,925	1,513,075	378,356	39,808
Supplemental Balance Sheet Data
Common shares outstanding	230,471,202	141,434,905	126,598,987
Book value per share of common stock	$12.13	$11.28	$10.00
Other Data
Core earnings(A)	$388,756	$219,261	$129,997	$29,054	$1,132

(A)
We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense under the debt incurred to finance our investments, (iii) our operating expenses and taxes and (iv) our realized and unrealized gains or losses, including any impairment and deferred tax, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to evaluate our performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

With regard to non-capitalized transaction-related expenses, management does not view these costs as part of our core operations. Non-capitalized transaction-related expenses are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments, as well as costs associated with the acquisition and integration of acquired businesses. Non-capitalized transaction-related expenses for the year ended December 31, 2015 include a $9.1 million settlement which we agreed to pay in connection with HSART (Note 11 to our Consolidated Financial Statements). These costs are recorded as “General and administrative expenses” in our Consolidated Statements of Income. “Other (income) loss” set forth below excludes $14.5 million accrued during the year ended December 31, 2015 related to a reimbursement from Ocwen for certain increased costs resulting from further S&P servicer rating downgrades of Ocwen (Note 1 to our Consolidated Financial Statements).

In the fourth quarter of 2014, we modified our definition of core earnings to include accretion on held-for-sale loans as if they continued to be held-for-investment. Although we intend to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, we continue to receive cash flows from such loans and believe that it is appropriate to record a yield thereon. This modification had no impact on core earnings in 2014 or any prior period. In the second quarter of 2015, we modified our definition of core earnings to exclude all deferred taxes, rather than just deferred taxes related to unrealized gains or losses, because we believe deferred taxes are not representative of current operations. This modification was applied prospectively due to only immaterial impacts in prior periods. In the fourth quarter of 2015, we modified our definition of core earnings to limit accreted interest income on RMBS where we receive par upon the exercise of associated call rights based on the estimated value of the underlying collateral. We made the modification in order to be able to accrete to the lower of par or the value of the underlying collateral, in instances where the value of the underlying collateral is lower than par. We believe this amount represents the amount of accretion we would have expected to earn on such bonds had the call rights not been exercised. This modification had no impact on core earnings in prior periods.

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

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flow from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flow provided by operations and net income, see “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Liquidity and Capital Resources.” Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands):

	Year Ended December 31,				December 8 through December 31,
	2015	2014	2013	2012	2011
Net income (loss) attributable to common stockholders	$268,636	$352,877	$265,949	41,247	$714
Impairment	24,384	11,282	5,454	—	—
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	(38,643)	(41,615)	(53,332)	(9,023)	(367)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(31,160)	(57,280)	(50,343)	—	—
Change in fair value of investments in servicer advances	57,491	(84,217)	—	—	—
Earnings from investments in consumer loans, equity method investees	—	(53,840)	(82,856)	—	—
Gain on consumer loans investment	(43,954)	(92,020)	—	—	—
(Gain) loss on settlement of investments, net	17,207	(35,487)	(52,657)	—	—
Unrealized (gain) loss on derivative instruments	5,957	13,037	(1,820)	—	—
(Gain) loss on transfer of loans to REO	(2,065)	(17,489)	—	—	—
Unrealized gain on other ABS	(879)	—	—	—	—
Gain on Excess MSR recapture agreements	(2,999)	(1,157)	—	—	—
Fee earned on deal termination	—	(5,000)	—	(8,400)	—
Other (income) loss	6,219	(20)	—	—	—
Other Income attributable to non-controlling interests	(22,102)	44,961	—	—	—
Total Other Income Adjustments	(54,928)	(330,127)	(241,008)	(17,423)	(367)

Incentive compensation to affiliate	16,017	54,334	16,847	—	—
Non-capitalized transaction-related expenses	31,002	10,281	5,698	5,230	785
Deferred taxes	(6,633)	16,421	—	—	—
Interest income on residential mortgage loans, held-for sale	22,484	—	—	—	—
Limit on RMBS discount accretion related to called deals	(9,129)	—	—	—	—
Core earnings of equity method investees:
Excess mortgage servicing rights	25,853	33,799	23,361	—	—
Consumer loans	71,070	70,394	53,696	—	—
Core Earnings	$388,756	$219,261	$129,997	$29,054	$1,132

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

GENERAL

New Residential is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to residential real estate. We primarily target investments in mortgage servicing related assets and related opportunistic investments. We are externally managed by an affiliate of Fortress pursuant to the Management Agreement. Our goal is to drive strong risk-adjusted returns primarily through our investments, and our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation.

Our portfolio is currently composed of mortgage servicing related assets, Non-Agency RMBS (and associated call rights), residential mortgage loans and other opportunistic investments. Our asset allocation and target assets may change over time, depending on our investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below under “—Our Portfolio.”

On May 15, 2013, Newcastle completed the distribution of shares of New Residential to Newcastle stockholders of record as of May 6, 2013. Following the distribution, New Residential is an independent, publicly-traded REIT.

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

Since 2010, banks have sold or committed to sell MSRs totaling more than $3 trillion. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. As of the third quarter of 2015, the top 100 mortgage servicers serviced $10 trillion of mortgages, according to Inside Mortgage Finance. Of the $10 trillion, approximately 74% of these MSRs were serviced by banks as of the third quarter of 2015, according to Inside Mortgage Finance. We expect this number to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe an elevated volume of MSR sales is likely for some period of time.

We estimate that MSRs covering up to $150 billion of mortgages are currently for sale, which would require a capital investment of approximately $1 billion to $1.5 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs or other servicing assets, such as advances. In addition, approximately $1.5 trillion of new loans are expected to be originated in 2016, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $2 trillion of MSRs could be sold or available over the next few years. While increased competition and market conditions for more recently originated MSRs have driven prices higher recently, we believe MSRs continue to offer attractive returns. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

Interest rates have been volatile. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Conversely, in periods of declining interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally increase. Generally, the value of our Agency Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. Moreover, the value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the fourth quarter of 2015, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees increased by approximately $44.4 million in the aggregate and the weighted average discount rate of the portfolio remained unchanged at 9.8%, primarily as a result of a change in accounting estimate on the HLSS portfolio, an increase in servicing fees, and slower projected prepayment speeds and delinquencies on some pools.
The timing, size and potential returns of future investments in Excess MSRs may be less attractive than our prior investments in this sector due to a number of factors, most of which are beyond our control. In addition to changes in interest rates, such factors include, but are not limited to recent increased competition for more recently originated Excess MSRs, which we believe is causing a related increase in the price for these assets. In addition, regulatory and GSE approval processes have been more extensive and taken longer than the process and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions.

Beginning in April 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the third quarter of 2015, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, and the balance was Non-Agency RMBS.

From time to time there may be opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for upside if the U.S. economy and housing market continue to strengthen. We believe that in many Non-Agency RMBS vehicles there is a discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We continue to pursue opportunities in structured transactions that enable us to realize this difference, particularly through the acquisition and execution of call rights. We actively monitor the market for Non-Agency RMBS and our portfolio to determine when to strategically purchase and sell Non-Agency RMBS from time to time. We currently expect that the size of our Non-Agency portfolio will fluctuate depending primarily on our assessment of expected yields and alternative investment opportunities. The primary causes of mark-to-market changes in our RMBS portfolio are changes in interest rates, collateral performance, credit spreads and market liquidity.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of December 31, 2015 was 2.15%, compared to 1.87% as of December 31, 2014. The net interest spread on our Non-Agency RMBS portfolio as of December 31, 2015 was 3.31%, compared to 1.85% as of December 31, 2014. These spreads changed primarily as a result of higher yields from new securities purchased during 2015 offset by increased funding costs.

We control call rights on Non-Agency residential mortgage securitizations which become exercisable once the remaining collateral balance reduces below a certain threshold of the original balance. We believe a call right is profitable when the aggregate underlying loan value is greater than the sum of par on the loans minus any discount from acquired bonds plus expenses, including outstanding advances, related to such exercise. Specifically, profit with respect to our call rights is generated by:

•
acquiring bonds issued by the securitization at a discount, prior to initiating the call, such that the portion of the payment we make to the trust which is returned to us as bondholders when the call is exercised exceeds our purchase price for the bonds;

•	re-securitizing or selling performing loans for a gain; and

•	retaining distressed loans to modify or liquidate over time at a premium to our basis.

We continue to evaluate the call rights we acquired from our servicers, and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. See “Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party also possessing such cleanup call rights exercises such rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.” As interest rates increase, we expect the value of our call rights could decrease.

In November 2013, we made our first investment in non-performing loans. During 2015, we continued to invest in the non-performing loan sector, while also opportunistically selling assets. In 2015, we made our first direct investment in real estate owned assets. The scope of our involvement will fluctuate depending on our assessment of relative value compared with alternative investment opportunities, as well as the volume of non-performing loans acquired as a result of calling Non-Agency residential mortgage securitizations.

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

Corporate credit spreads generally tightened during the fourth quarter of 2015, which would generally have a favorable impact on the value of yield driven financial instruments, such as our mortgage securities and loan portfolio; however, they were generally wider than in the fourth quarter of 2014. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio paralleled the corporate credit spread tightening during the fourth quarter of 2015 and caused the overall same store value of this portfolio to remain stable. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

OUR PORTFOLIO

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments, as described in more detail below. Our asset allocation and target assets may change over time, depending on our investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below (dollars in thousands).

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$402,426,021	1,593,734	12.5%	$1,798,738	6.3
Servicer Advances(B)	7,578,110	7,400,068	58.4%	7,426,794	4.4
Agency RMBS(C)	884,578	918,633	7.3%	917,598	6.6
Non-Agency RMBS(C)	3,533,974	1,579,445	12.5%	1,584,283	6.8
Residential Mortgage Loans	1,365,849	1,122,602	8.9%	1,106,859	3.3
Real Estate Owned	N/A	50,574	0.4%	50,574	N/A
Consumer Loans(B)	2,094,904	N/A	N/A	—	3.1
Total/Weighted Average	$417,883,436	$12,665,056	100.0%	$12,884,846	5.0
Reconciliation to GAAP total assets:
Cash and restricted cash				344,638
Derivative assets				2,689
Trade receivable				1,538,481
Deferred tax asset, net				185,311
Other assets				236,757
GAAP total assets				$15,192,722

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, servicer advances, and consumer loans is based on 100% of the face amount of the underlying residential mortgage loans, currently outstanding advances, and consumer loans respectively.

(C)	Amortized cost basis is net of impairment.

Servicing Related Assets

Excess MSRs

As of December 31, 2015, we had approximately $1,798.7 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of December 31, 2015, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $402.4 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

Nationstar is the servicer of $259.1 billion UPB of the loans underlying our investments in Excess MSRs through December 31, 2015, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

In December 2014, we agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs and all of the Servicer Advances and related basic fee portion of the MSR (the “SLS Advance Fee”), and a portion of the call rights related to an underlying pool of residential mortgage loans with a UPB of approximately $3.0 billion which is serviced by Specialized Loan Servicing LLC (“SLS”). Fortress-managed funds acquired the other 50% of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS Transaction are $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for servicer advances and the SLS Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included servicer advances and the SLS Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion of the call rights on 57 of the 99 underlying securitization trusts. SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

On April 6, 2015, we acquired Excess MSRs in connection with the HLSS Acquisition (Note 1 to our Consolidated Financial Statements).

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

The tables below summarize the terms of our investments in Excess MSRs completed as of December 31, 2015.

Summary of Direct Excess MSR Investments as of December 31, 2015

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$118.6	$93.4	29	bps	21	bps	32.5% - 66.7%	$457.7	$378.1
Recapture Agreements	—	—	33		24		32.5% - 66.7%	—	59.1
	118.6	93.4	29		21			457.7	437.2
Non-Agency(C)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.8	$94.9	35		14		33.3% - 80.0%	$328.8	$250.7
Recapture Agreements	—	—	26		20		33.3% - 80.0%	—	15.7
Ocwen Serviced Pools	156.4	141.0	43		14		100.0%	917.1	877.9
	305.2	235.9	41		14			1,245.9	1,144.3
Total/Weighted Average	$423.8	$329.3	38	bps	16	bps		$1,703.6	$1,581.5

(A)	The MSR is a weighted average as of December 31, 2015, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of December 31, 2015.

(C)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2015 (Note 6 to our Consolidated Financial Statements).

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2015

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)(B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$73.1	32	bps	19	bps	50.0%	66.7%	33.3%	$351.3
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	70.7
Total/Weighted Average	$125.2	$73.1	32	bps	19	bps				$422.0

(A)	The MSR is a weighted average as of December 31, 2015, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)	As of December 31, 2015.

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2015 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$339,362	$118,585,641	$85,738,456	533,345	703	4.3%	288	80	11.1%	13.9%	12.9%	1.3%	24.1%
Recaptured Loans	38,721	—	7,703,240	44,952	722	4.4%	300	20	0.3%	6.5%	6.2%	0.4%	14.3%
Recapture Agreement	59,118	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$437,201	$118,585,641	$93,441,696	578,297	705	4.3%	289	74	10.2%	13.3%	12.4%	1.2%	23.7%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	243,502	148,839,262	93,296,580	487,018	669	4.3%	273	119	45.4%	13.7%	9.3%	4.7%	8.5%
Recaptured Loans	7,160	—	1,627,395	7,166	742	4.2%	293	14	3.2%	11.0%	11.0%	—%	24.4%
Recapture Agreement	15,748	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	877,906	156,374,134	141,002,300	939,916	641	4.7%	251	123	20.6%	9.2%	5.9%	3.5%	—%
	$1,144,316	$305,213,396	$235,926,275	1,434,100	649	4.6%	257	121	30.3%	10.4%	6.8%	3.8%	2.4%
Total/Weighted Average	$1,581,517	$423,799,037	$329,367,971	2,012,397	660	4.5%	263	112	24.6%	10.9%	7.9%	3.3%	7.8%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.2%	1.2%	1.2%	1.7%	0.4%	0.4%
Recaptured Loans	1.4%	0.2%	0.3%	0.4%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.9%	1.1%	1.1%	1.6%	0.4%	0.3%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	8.4%	2.2%	3.5%	10.2%	2.1%	2.6%
Recaptured Loans	0.8%	0.1%	0.1%	—%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	7.8%	4.2%	6.0%	9.4%	2.1%	2.3%
	7.9%	3.7%	5.4%	9.6%	2.1%	2.4%
Total/Weighted Average	7.1%	3.2%	4.5%	8.0%	1.8%	2.0%

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

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of December 31, 2015 (Note 6 to our Consolidated Financial Statements).

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $3.6 billion of UPB are as of November 30, 2015.

The following table summarizes the collateral characteristics as of December 31, 2015 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$266,476	$125,191,420	$60,582,939	33.3%	481,844	684	4.9%	283	93	10.5%	19.2%	16.8%	2.8%	28.5%
Recaptured Loans	84,799	—	12,475,111	33.3%	80,427	699	4.4%	301	23	0.6%	7.9%	7.7%	0.3%	31.4%
Recapture Agreement	70,724	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average	$421,999	$125,191,420	$73,058,050		562,271	687	4.9%	286	81	8.8%	17.5%	15.4%	2.4%	28.7%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.4%	1.6%	1.2%	3.7%	1.3%	0.7%
Recaptured Loans	3.0%	0.8%	0.5%	0.6%	—%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average	5.0%	1.5%	1.1%	3.2%	1.0%	0.6%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advances

In December 2013, we made our first investment in servicer advances. We made the investment through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors. The Buyer acquired from Nationstar a pool of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on Non-Agency mortgage loans. In exchange, the Buyer (i) paid the initial purchase price, and (ii) agreed to purchase future servicer advances related to the loans at par. The initial purchase price was equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.”

Nationstar remains the named servicer under the related servicing agreements and continues to perform all servicing duties for the underlying loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and ratings agency letters required for a formal change of the named servicer. In exchange for Nationstar’s performance of servicing duties, the Buyer pays Nationstar a servicing fee (“the Nationstar Servicing Fee”) and, in the event that the aggregate cash flows from the advances and the basic fee generate a 14% return (“the Buyer Targeted Return”) on the Buyer’s invested equity, a performance fee (“the Nationstar Performance Fee”). Nationstar is majority owned by private equity funds managed by an affiliate of our Manager. For more information about the fee structure, see below.

In December 2014, we completed the SLS Transaction, as described under “—Excess MSRs” above.

On April 6, 2015, we acquired servicer advances in connection with the HLSS Acquisition (Note 1 to our Consolidated Financial Statements).

The following is a summary of our investments in servicer advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2015				Year Ended December 31, 2015
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer advances(C)	$7,400,068	$7,426,794	5.6%	4.4	$(57,491)

(A)	Carrying value represents the fair value of the investment in servicer advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)	Excludes asset-backed securities collateralized by servicer advances with an aggregate face amount of $431.0 million and an aggregate carrying value of $430.3 million as of December 31, 2015.

The following is additional information regarding our servicer advances, and related financing, as of December 31, 2015 (dollars in thousands):

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes Payable	Gross	Net(B)	Gross	Net
December 31, 2015
Servicer advances(D)	$220,256,804	$7,578,110	3.4%	$7,058,094	91.2%	90.2%	3.4%	2.6%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) which New Residential receives financing on. If New Residential were to include these DSF in the servicer advance balance, gross and net LTV as of December 31, 2015 would be 86.9% and 85.9%, respectively. Also excludes retained non-agency bonds with a current face amount of $175.8 million from the outstanding servicer advances debt. If New Residential were to sell these bonds, gross and net LTV as of December 31, 2015 would be 93.4% and 92.4%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investment in servicer advances:

December 31, 2015
Principal and interest advances	$2,229,468
Escrow advances (taxes and insurance advances)	3,687,559
Foreclosure advances	1,661,083
Total	$7,578,110

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2015, we owned approximately 44.5% of the Buyer.

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

The Nationstar Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of December 31, 2015 is equal to approximately 9.3%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.6 basis points on a weighted average basis as of December 31, 2015. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 5.6 bps, based on the servicing fee collections of the underlying loans.

Targeted Return/Incentive Fee

The Buyer Targeted Return and the Nationstar Performance Fee, with respect to Nationstar, are designed to achieve three objectives: (i) provide a reasonable risk-adjusted return to the Buyer based on the expected amount and timing of estimated cash flows from the purchased basic fee and advances, with both upside and downside based on the performance of the investment, (ii) provide Nationstar with a sufficient fee to compensate it for acting as servicer, and (iii) provide Nationstar with an incentive to effectively service the underlying loans. The Buyer Targeted Return implements these objectives by allocating payments in respect of the purchased basic fee between the Buyer and Nationstar. The SLS Incentive Fee functions in the same fashion with respect to the SLS Transaction. Ocwen also receives a performance-based incentive fee (the “Ocwen Incentive Fee”) based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

The amount available to satisfy the Buyer Targeted Return is equal to: (i) the amounts from the purchased basic fee, minus (ii) the Nationstar Servicing Fee (“Nationstar Net Collections”). The Buyer will retain the amount of Nationstar Net Collections necessary to achieve the Buyer Targeted Return. Amounts in excess of the Buyer Targeted Return will be used to pay the Nationstar Performance Fee.

The Buyer Targeted Return, which is payable monthly, is generally equal to (i) 14% multiplied by (ii) the Buyer’s total invested capital. Total invested capital is generally equal to the sum of the Buyer’s (i) equity in advances as of the beginning of the prior month, plus (ii) working capital (equal to a percentage of the equity as of the beginning of the prior month), plus (iii) equity and working capital contributed during the course of the prior month.

The Buyer Targeted Return is calculated after giving effect to (i) interest expense on the advance financing, (ii) other expenses and fees of the Buyer and its subsidiaries related to financing facilities, (iii) write-offs on account of any non-recoverable servicer advances, and (iv) any shortfall with respect to a prior month in the satisfaction of the Buyer Targeted Return.

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amounts of $48.4 million and $25.3 million during the years ended December 31, 2015 and 2014, respectively.

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

A further discussion of the sensitivity of incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk”

Residential Securities and Loans

Real Estate Securities

As of December 31, 2015, we had approximately $4.4 billion face amount of real estate securities, including $884.6 million of Agency RMBS and $3.5 billion of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $187.9 million for Agency RMBS and approximately $1.3 billion for Non-Agency RMBS. As of December 31, 2015, a total face amount of $2.4 billion of our Non-Agency portfolio and approximately $35.3 million of our Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $9.5 billion as of December 31, 2015. We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying mortgage loans at par, plus unreimbursed servicer advances, and repay all of the outstanding securitization financing at par, in exchange for a 0.75% (of UPB) fee paid to Nationstar. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a 0.5% (of UPB) fee paid to Ocwen. The aggregate UPB of the underlying mortgage loans within these various securitization trusts is approximately $200 billion.

We have exercised our call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans, including REO, contained in such trusts prior to their termination. In certain cases, we sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, we received par on the securities issued by the called trusts which we owned prior to such trusts’ termination. Refer to Note 8 in our Consolidated Financial Statements for further details on these transactions.

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2015 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$184,540	$196,207	$45	$(1,218)	$195,034	$187,911
Agency Specified Pools	700,038	722,426	138	—	722,564	—
Agency RMBS	$884,578	$918,633	$183	$(1,218)	$917,598	$187,911

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of December 31, 2015 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$184,540	$196,207	100.0%	$195,034	2.4%	1.7%	N/A	2.0%	8.9%	4

(A)
Of these investments, 95.2% reset based on 12 month LIBOR index, 2.9% reset based on 1 month LIBOR, and 1.9% reset based on the 1 year Treasury Constant Maturity Rate. After the initial fixed period, 97.1% of these securities will reset annually and 2.9% will reset semi-annually.

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

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of December 31, 2015 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3 Month CPR(B)
Pre-2006	3	$10,117	$10,785	1.2%	$10,658	5.4	1.0%
2006	1	2,323	2,481	0.2%	2,455	4.9	0.3%
2007	3	5,003	5,251	0.6%	5,197	5.1	13.3%
2008	3	6,675	7,157	0.8%	7,074	5.1	0.4%
2009	3	15,162	16,249	1.8%	15,907	4.9	34.8%
2010	10	89,496	95,397	10.4%	94,956	5.1	16.3%
2011	1	4,462	4,462	0.4%	4,478	6.1	14.0%
2012 and later	4	751,340	776,851	84.6%	776,873	6.9	0.8%
Total/Weighted Average	28	$884,578	$918,633	100.0%	$917,598	6.6	3.1%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of December 31, 2015:

Net Interest Spread(A)
Weighted Average Asset Yield	2.75%
Weighted Average Funding Cost	0.60%
Net Interest Spread	2.15%

(A)
The Agency RMBS portfolio consists of 21.4% floating rate securities and 78.6% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2015 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$3,533,974	$1,579,445	$22,964	$(18,126)	$1,584,283	$1,333,852

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2015 (dollars in thousands):

	Non- Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2004	B-	102	$225,588	$152,000	13.2%	$154,234	9.4%	0.8%	6.8	2.0%
2004	CCC	43	240,277	183,686	16.1%	188,045	16.9%	2.2%	9.2	1.7%
2005	CCC	36	384,512	285,292	24.8%	283,656	14.7%	2.8%	10.2	0.8%
2006 and later	B+	54	2,252,597	527,516	45.9%	528,058	9.4%	1.7%	8.7	1.0%
Total/Weighted Average	B-	235	$3,102,974	$1,148,494	100.0%	$1,153,993	12.1%	2.5%	8.9	1.1%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3 month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2004	16.7	0.08	2.6%	11.2%	6.2%
2004	11.6	0.13	7.6%	15.5%	6.5%
2005	10.7	0.11	3.8%	16.4%	15.2%
2006 and later	9.5	0.54	4.6%	13.2%	17.3%
Total/Weighted Average	11.1	0.31	4.6%	14.1%	13.6%

(A)	Excludes $431.0 million face amount of bonds backed by servicer advances.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 89 bonds with a carrying value of $333.0 million which either have never been rated or for which rating information is no longer provided. We had two assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2015.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2015.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $227.4 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $260.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2015:

Net Interest Spread(A)
Weighted Average Asset Yield	5.03%
Weighted Average Funding Cost	1.72%
Net Interest Spread	3.31%

(A)	The Non-Agency RMBS portfolio consists of 53.3% floating rate securities and 46.7% fixed rate securities (based on amortized cost basis).

Residential Mortgage Loans

As of December 31, 2015, we had approximately $1.4 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $908.8 million and notes payable with an aggregate face amount of approximately $19.5 million. We acquired these loans through open market purchases, as well as through the exercise of call rights, as described below.

We have exercised our call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans, including REO, contained in such trusts prior to their termination. In certain cases, we sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, we received par on the securities issued by the called trusts which we owned prior to such trusts’ termination. Refer to Note 8 in our Consolidated Financial Statements for further details on these transactions.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2015 (dollars in thousands).

	Outstanding Face Amount	Carrying Value(A)	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(B)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(C)	Weighted Avg. Delinquency(D)	Weighted Average FICO(E)
Loan Type
Reverse Mortgage Loans(F)(G)	$34,423	$19,560	136	10.0%	4.2	21.8%	112.9%	71.3%	N/A
Performing Loans(H)	21,483	19,964	671	9.1%	6.7	17.1%	77.4%	7.5%	626
Purchased Credit Deteriorated ("PCD") Loans (I)	450,229	290,654	2,118	5.5%	2.5	18.7%	115.4%	97.6%	578
Total Residential Mortgage Loans, held-for-investment	$506,135	$330,178	2,925	6.0%	2.8	18.8%	113.6%	92.0%	580

Performing Loans, held-for-sale(H)	$270,585	$277,084	1,838	4.6%	4.9	4.6%	57.0%	—%	702
Non-Performing Loans, held-for-sale(I) (J)	589,129	499,597	3,428	5.9%	2.9	14.5%	104.5%	81.1%	580
Residential Mortgage Loans, held- for-sale	$859,714	$776,681	5,266	5.5%	3.5	11.4%	89.6%	55.6%	619

(A)	Includes residential mortgage loans with a United States federal income tax basis of $1,204.2 million and $1,159.1 million as of December 31, 2015 and 2014, respectively.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

(C)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(D)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(E)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(F)
Represents a 70% interest we hold in reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.4 million and $0.3 million at December 31, 2015 and 2014, respectively, and 71% and 77% of these loans outstanding at each respective date have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(G)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(H)
Includes loans that are current or less than 30 days past due at acquisition where we expect to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $12.0 million.

(I)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of December 31, 2015, we have placed all of these loans on nonaccrual status, except as described in (J) below.

(J)	Includes $246.3 million UPB of Ginnie Mae EBO non-performing loans on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

On April 1, 2013, we completed, through newly formed limited liability companies, (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, OneMain, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors LLC acquired 23%. OneMain acts as the managing member of the Consumer Loan Companies. After a servicing transition period, OneMain became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed approximately 73% of the original purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes that were subordinate to the debt issued in April 2013. On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The proceeds in excess of the refinanced debt were distributed to the co-investors. We received approximately $337.8 million which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain of approximately $80.1 million. Subsequent to this refinancing, we have discontinued recording our share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative cash distributions.

The table below summarizes the collateral characteristics of the consumer loans as of December 31, 2015 (dollars in thousands):

	Collateral Characteristics
	UPB(A)	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(B)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(C)	Delinquency 60 Days(C)	Delinquency 90+ Days(C)	CRR(D)	CDR(E)
Consumer Loans	$2,094,904	67.4%	32.6%	235,851	635	18.2%	10.9%	127	3.1	3.0%	1.6%	2.6%	14.1%	5.5%

(A)	As of November 30, 2015.

(B)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. We believe that the estimates and assumptions utilized in the preparation of the Consolidated Financial Statements are prudent and reasonable. Actual results historically have generally been in line with our estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions. The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.

Excess MSRs

Upon acquisition, we elected to record each investment in Excess MSRs at fair value. We elected to record our investments in Excess MSRs at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

Our Excess MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 12 to our Consolidated Financial Statements. The inputs used in the valuation of Excess MSRs include prepayment speed, delinquency rate, recapture rate, excess mortgage servicing amount and discount rate. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. We validate significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate.

In order to evaluate the reasonableness of its fair value determinations, we engage an independent valuation firm to separately measure the fair value of our Excess MSRs pools. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range. We compare the range included in the opinion to the values generated by our internal models. To date, we have not made any significant valuation adjustments as a result of these fairness opinions.

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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of December 31, 2015 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2015	$1,581,517

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,713,778	$1,644,881	$1,523,079	$1,469,042
Change in estimated fair value:
Amount	$132,261	$63,364	$(58,438)	$(112,475)
%	8.4%	4.0%	(3.7)%	(7.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,717,398	$1,646,922	$1,520,698	$1,464,037
Change in estimated fair value:
Amount	$135,881	$65,405	$(60,819)	$(117,480)
%	8.6%	4.1%	(3.8)%	(7.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,586,818	$1,584,168	$1,578,865	$1,576,213
Change in estimated fair value:
Amount	$5,301	$2,651	$(2,652)	$(5,304)
%	0.3%	0.2%	(0.2)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,565,741	$1,573,575	$1,589,566	$1,597,726
Change in estimated fair value:
Amount	$(15,776)	$(7,942)	$8,049	$16,209
%	(1.0)%	(0.5)%	0.5%	1.0%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of December 31, 2015 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2015	$217,221

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$236,162	$226,275	$208,905	$201,244
Change in estimated fair value:
Amount	$18,941	$9,054	$(8,316)	$(15,977)
%	8.7%	4.2%	(3.8)%	(7.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$233,893	$225,307	$209,605	$202,428
Change in estimated fair value:
Amount	$16,672	$8,086	$(7,616)	$(14,793)
%	7.7%	3.7%	(3.5)%	(6.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$221,439	$219,330	$215,112	$213,002
Change in estimated fair value:
Amount	$4,218	$2,109	$(2,109)	$(4,219)
%	1.9%	1.0%	(1.0)%	(1.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$209,793	$213,484	$221,007	$224,841
Change in estimated fair value:
Amount	$(7,428)	$(3,737)	$3,786	$7,620
%	(3.4)%	(1.7)%	1.7%	3.5%

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

We categorize servicer advance investments under Level 3 of the GAAP hierarchy because we use internal pricing models to estimate the future cash flows related to the servicer advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. In order to evaluate the reasonableness of our fair value determinations, we engage an independent valuation firm to separately measure the fair value of our servicer advances investment.

The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range.

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $1.0 billion per year on average over the weighted average life of the investment held as of December 31, 2015, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

As described above, we recognize income from servicer advance investments in the form of (i) interest income, which we reflect as a component of net interest income and (ii) changes in the fair value of the servicer advances, which we reflect as a component of other income.

We remit to our servicers a portion of the basic fee component of the MSR related to our servicer advance investments as compensation for acting as servicer, as described in more detail under “—Our Portfolio—Servicing Related Assets—Servicer Advances.” Our interest income is recorded net of the servicing fees owed to our servicers.

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

The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not be indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. We validate significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate.

We must also assess whether unrealized losses on securities, if any, reflect a decline in value that is other-than-temporary and, if so, record an other-than-temporary impairment through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security that was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we will assume the anticipated recovery period is until the expected maturity of the applicable security. Also, for securities that represent beneficial interests in securitized financial assets within the scope of Accounting Standards Codification (“ASC”) No. 325-40, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment will be deemed to have occurred. Our Non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable, fall within the scope of ASC No. 310-30, as opposed to ASC No. 325-40. All of our other Non-Agency RMBS, those not acquired with evidence of deteriorated credit quality, fall within the scope of ASC No. 325-40.

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

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCD loans (described below), are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan.

Loans, other than PCD loans, are generally charged off or charged down to the net realizable value of the underlying collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, when available information indicates that loans are uncollectible.

Determinations of whether a loan is collectible are inherently uncertain and subject to significant judgment.

Purchased Credit Deteriorated (PCD) Loans

We evaluate the credit quality of our loans, as of the acquisition date, for evidence of credit quality deterioration. Loans with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCD loans. Recognition of income and accrual status on PCD loans is dependent on having a reasonable expectation about the timing and amount of cash flows to be collected. At acquisition, we aggregate PCD loans into pools based on common risk characteristics and loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows.

The excess of the total cash flows (both principal and interest) expected to be collected over the carrying value of the PCD loans is referred to as the accretable yield. This amount is not reported on our Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated life of the pool of loans.

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

The estimation of future cash flows for PCD loans is subject to significant judgment and uncertainty. Actual cash flows could be materially different than our estimates.

The liquidation of PCD loans, which may include sales of loans, receipt of payment in full by the borrower, or foreclosure, results in removal of the loans from the underlying PCD pool. When the amount of the liquidation proceeds (e.g., cash, real estate), if any, is less than the unpaid principal balance of the loan, the difference is first applied against the PCD pool’s nonaccretable difference. When the nonaccretable difference for a particular loan pool has been fully depleted, any excess of the unpaid principal balance of the loan over the liquidation proceeds is written off against the PCD pool’s allowance for loan losses.

Real Estate Owned (REO)

REO assets are those individual properties where the lender receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). We recognize REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. We measure REO assets at the lower of cost or fair value, with valuation changes recorded in other income. REO is illiquid in nature and its valuation is subject to significant uncertainty and judgment and is greatly impacted by local market conditions.

Derivatives

We financed certain investments with the same counterparty from which we purchased those investments, and we previously accounted for the contemporaneous purchase of the investments and the associated financings as linked transactions. Accordingly, we recorded a non-hedge derivative instrument on a net basis. We also enter into various economic hedges, particularly TBAs and interest rate swaps and caps. Changes in market value of non-hedge derivative instruments and economic hedges are recorded as “Other Income (Loss)” in the Consolidated Statements of Income. The assets underlying linked transactions included loans and securities, whose valuation is subject to significant judgment and uncertainty as described above.

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

We have invested in Nationstar serviced servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of December 31, 2015, we owned an approximately 44.5% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” We have made certain investments, particularly our investments in servicer advances, through TRSs and are subject to regular corporate income taxes on these investments.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Because we were not operating as a separate, stand-alone entity during the period from our formation to the date of our separation from Newcastle, our results of operations for this period are not comparable to other historical periods.

The following tables summarize the changes in our results of operations from year-to-year (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

Comparison of Results of Operations for the years ended December 31, 2015 and 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Interest income	$645,072	$346,857	$298,215	86.0%
Interest expense	274,013	140,708	133,305	94.7%
Net Interest Income	371,059	206,149	164,910	80.0%
Impairment
Other-than-temporary impairment (OTTI) on securities	5,788	1,391	4,397	316.1%
Valuation provision (reversal) on loans and real estate owned	18,596	9,891	8,705	88.0%
	24,384	11,282	13,102	116.1%
Net interest income after impairment	346,675	194,867	151,808	77.9%
Other Income
Change in fair value of investments in excess mortgage servicing rights	38,643	41,615	(2,972)	(7.1)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	31,160	57,280	(26,120)	(45.6)%
Change in fair value of investments in servicer advances	(57,491)	84,217	(141,708)	(168.3)%
Earnings from investments in consumer loans, equity method investees	—	53,840	(53,840)	(100.0)%
Gain on consumer loans investment	43,954	92,020	(48,066)	(52.2)%
Gain (loss) on settlement of investments, net	(17,207)	35,487	(52,694)	(148.5)%
Other income (loss), net	2,970	10,629	(7,659)	(72.1)%
	42,029	375,088	(333,059)	(88.8)%
Operating Expenses
General and administrative expenses	61,862	27,001	34,861	129.1%
Management fee to affiliate	33,475	19,651	13,824	70.3%
Incentive compensation to affiliate	16,017	54,334	(38,317)	(70.5)%
Loan servicing expense	6,469	3,913	2,556	65.3%
	117,823	104,899	12,924	12.3%
Income (Loss) Before Income Taxes	270,881	465,056	(194,175)	(41.8)%
Income tax expense (benefit)	(11,001)	22,957	(33,958)	(147.9)%
Net Income (Loss)	$281,882	$442,099	$(160,217)	(36.2)%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$13,246	$89,222	$(75,976)	(85.2)%
Net Income (Loss) Attributable to Common Stockholders	$268,636	$352,877	$(84,241)	(23.9)%

Interest Income

Interest income increased by $298.2 million primarily attributable to incremental interest income of (i) $85.4 million from Excess MSR investments, in which we made additional investments subsequent to December 31, 2014, primarily through the HLSS Acquisition discussed in Note 1 to our Consolidated Financial Statements, as well as through the restructuring of two Excess MSR joint ventures into directly owned assets discussed in Note 5, and (ii) $162.2 million from servicer advance investments, in which we made additional investments subsequent to December 31, 2014, also primarily through the HLSS Acquisition discussed in Note 1. Interest income further increased by (iii) $52.1 million, largely due to both additional investments and accelerated accretion on real estate securities owned in Non-Agency RMBS trusts that were terminated upon the exercise of call rights, (iv) $13.8 million related to interest income on EBO loans acquired in the HLSS Acquisition, (v) $2.6 million related to interest income on GNMA EBO servicer advances funded by HLSS and accounted for as a financing transaction, partially offset by a $17.3 million decrease from real estate loans as a result of the decrease in size of the portfolio during the first six months of 2015, particularly due to the sale of several performing loan pools.

Interest Expense

Interest expense increased by $133.3 million primarily attributable to increases of (i) $104.9 million of interest on financings related to servicer advances acquired primarily through the HLSS Acquisition discussed in Note 1 to our Consolidated Financial Statements, (ii) $15.3 million of interest on secured corporate loans issued in January and May 2015, (iii) $10.4 million and (iv) $6.5 million of interest on repurchase agreements and financings of real estate loans, including EBO loans and real estate securities, respectively, in which we made additional levered investments subsequent to December 31, 2014, partially offset by a $2.6 million decrease in interest on repurchase agreements on our consumer loans portfolio that we paid off subsequent to December 31, 2014.

Other than Temporary Impairment (OTTI) on Securities

The other-than-temporary impairment on securities increased by $4.4 million primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of December 31, 2015.

Valuation Provision (Reversal) on Loans and Real Estate Owned

The $8.7 million increase in the valuation provision on residential mortgage loans, held-for-sale and real estate owned resulted from a net increase in the average carrying values of assets we owned which were subject to valuation allowances during the year ended December 31, 2015 when compared to the year ended December 31, 2014.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of investments in excess mortgage servicing rights decreased by $3.0 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease relates to mark-to-market fair value adjustments of $38.6 million during the year ended December 31, 2015, compared to fair value adjustments of $41.6 million during the year ended December 31, 2014. The mark-to-market fair value adjustments during the year ended December 31, 2015 consisted primarily of an increase in value on the Excess MSR pools acquired through the HLSS Acquisition. The mark-to-market adjustments during the year ended December 31, 2014 were driven by a decrease in the weighted average discount rate from 12.8% to 10.0% and slower prepayment speeds

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $26.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease relates to mark-to-market fair value adjustments of $31.2 million during the year ended December 31, 2015, compared to fair value adjustments of $57.3 million during the year ended December 31, 2014. The mark-to-market fair value adjustments during the year ended December 31, 2015 consist of an increase due to increased servicing fees, and a cumulative positive adjustment resulting from changes to certain modeling assumptions. The mark-to-market adjustments during the year ended December 31, 2014 were driven by a decrease in the weighted average discount rate from 12.8% to 10.0% and slower prepayment speeds. Additionally, two Excess MSR joint ventures were restructured into directly owned assets during the first quarter of the year ended December 31, 2015, as discussed in Note 5.

Change in Fair Value of Investments in Servicer Advances

The change in fair value of investments in servicer advances decreased $141.7 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease relates to asset mark-downs of $57.5 million during the year ended December 31, 2015 compared to mark-ups of $84.2 million during the year ended December 31, 2014. The change in fair value of investments in servicer advances for the year ended December 31, 2015 was due to the acquisition of servicer advances through the HLSS Acquisition discussed in Note 1 to our Consolidated Financial Statements and subsequent increases in discount rate assumptions across all servicer advances portfolios. The change in fair value of investments in servicer advances for the year ended December 31, 2014 was primarily due to a decrease in the servicer advance-to-UPB ratio.

Earnings from Investments in Consumer Loans, Equity Method Investees

Earnings from investments in consumer loans, equity method investees decreased $53.8 million as we discontinued recording our share of the underlying earnings of the Consumer Loan Companies subsequent to the refinancing of the outstanding debt on October 3, 2014, which resulted in a distribution to us in excess of our investment basis.

Gain on Consumer Loans Investment

The gain on consumer loans investment decreased $48.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease is primarily due to a gain recorded in the prior year related to the October 3, 2014 distribution of refinancing proceeds.

Gain (Loss) on Settlement of Investments, net

Gain (loss) on settlement of investments, net decreased by $52.7 million, primarily related to (i) decreased net gains of $52.6 million on real estate securities sold, (ii) increased loss of $8.4 million on settlement of derivatives, (iii) increased loss of $7.1 million on sale of REO, (iv) $7.3 million loss on extinguishment of debt, and (v) $3.1 million write-off of financing fees, partially offset by (vi) increased net gains of $25.7 million related to residential mortgage loans and real estate owned, including gains on sales, loan liquidations and securitizations.

Other Income (Loss), net

Other income (loss), net decreased by $7.7 million, primarily attributable to (i) a $15.6 million decrease in gains on transfer of loans to REO, (ii) a $7 million increase in servicer advance expenses, (iii) a non-recurring fee earned on deal termination of $5 million during the year ended December 31, 2014, and (iv) an increase in REO expense of $3.3 million, partially offset by (v) a $7.1 million net decrease in unrealized losses on non-hedge derivative instruments, (vi) a $1.8 million increase in realized gain from MSR investments, and (vii) a $14.5 million reimbursement from a servicer during 2015.

General and Administrative Expenses

General and administrative expenses increased by $34.9 million, partially attributable to $8.2 million in payroll and benefits, retention bonus, and severance related to HLSS employees, triggered by our acquisition of HLSS. Legal deal expenses increased $14.0 million, primarily as a result of the HLSS Acquisition and the settlement agreement with certain HSART Bondholders as discussed in Note 14 to our Consolidated Financial Statements. Deal expense, legal fees, and D&O insurance expense increased $5.3 million, $2.1 million, and $1.3 million, respectively, primarily as a result of the HLSS Acquisition, and $4.0 million of increased professional fees and other expenses were incurred to maintain and monitor our increasing asset base.

Management Fee to Affiliate

Management fee to affiliate increased by $13.8 million as a result of increases to our gross equity subsequent to December 31, 2014, primarily attributable to the equity issuances discussed in Note 13 to our Consolidated Financial Statements.

Incentive Compensation to Affiliate

Incentive compensation to affiliate decreased by $38.3 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt.

Loan Servicing Expense

Loan servicing expense increased by $2.6 million due to the acquisition of additional non-performing residential mortgage loans subsequent to December 31, 2014.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $34.0 million, from $23.0 million of income tax expense for the year ended December 31, 2014 to $11.0 million of income tax benefit for the year ended December 31, 2015, relating to certain of our taxable subsidiaries. This change is primarily due to $5.7 million, $3.4 million, and $2.0 million of income tax benefit on Advance Sub LLC, MBN

Issuers, and the Buyer, respectively, and approximately $23.0 million of increase in the net deferred tax benefit due to the impact of changes in mark-to-market fair value adjustments on investments in servicer advances from Advance Sub LLC and HLSS.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests in income (loss) of consolidated subsidiaries decreased by $76.0 million primarily due to (i) a decrease in net interest income earned on the Buyer’s levered assets as they are repaid over time, (ii) a decrease in the change in fair value of the Buyer’s assets, (iii) a loss on extinguishment of debt at the Buyer, and (iv) HLSS shareholders’ interests in the net loss of HLSS Ltd., partially offset by (v) an increase in the income tax benefit due to the reduction in the reserve for unrecognized tax benefits during the year ended December 31, 2015 in the Buyer.

Comparison of Results of Operations for the years ended December 31, 2014 and 2013

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$346,857	$87,567	$259,290	296.1%
Interest expense	140,708	15,024	125,684	836.6%
Net Interest Income	206,149	72,543	133,606	184.2%
Impairment
Other-than-temporary impairment (OTTI) on securities	1,391	4,993	(3,602)	(72.1)%
Valuation provision (reversal) on loans and real estate owned	9,891	461	9,430	2,045.6%
	11,282	5,454	5,828	106.9%
Net interest income after impairment	194,867	67,089	127,778	190.5%
Other Income
Change in fair value of investments in excess mortgage servicing rights	41,615	53,332	(11,717)	(22.0)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	57,280	50,343	6,937	13.8%
Change in fair value of investments in servicer advances	84,217	—	84,217	N.M.
Earnings from investments in consumer loans, equity method investees	53,840	82,856	(29,016)	(35.0)%
Gain on consumer loans investment	92,020	—	92,020	N.M.
Gain (loss) on settlement of investments, net	35,487	52,657	(17,170)	(32.6)%
Other income (loss), net	10,629	1,820	8,809	484.0%
	375,088	241,008	134,080	55.6%
Operating Expenses
General and administrative expenses	27,001	9,975	17,026	170.7%
Management fee allocated by Newcastle	—	4,134	(4,134)	(100.0)%
Management fee to affiliate	19,651	11,209	8,442	75.3%
Incentive compensation to affiliate	54,334	16,847	37,487	222.5%
Loan servicing expense	3,913	309	3,604	1,166.3%
	104,899	42,474	62,425	147.0%
Income (Loss) Before Income Taxes	465,056	265,623	199,433	75.1%
Income tax expense (benefit)	22,957	—	22,957	N.M.
Net Income (Loss)	$442,099	$265,623	$176,476	66.4%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$89,222	$(326)	$89,548	N.M.
Net Income (Loss) Attributable to Common Stockholders	$352,877	$265,949	$86,928	32.7%

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

Other than Temporary Impairment (OTTI) on Securities

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

Valuation Provision (Reversal) on Loans and Real Estate Owned

The valuation provision (reversal) on loans increased by $9.4 million primarily due to our substantial new investments in real estate loans and related $7.3 million lower of cost or market adjustments on loans held-for-sale and REO and a $2.1 million increased allowance for loan losses on our residential mortgage loans held-for-investment primarily driven by the expected extended timing of future cash flows.

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

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

The change in fair value of investments in excess mortgage servicing rights, equity method investees increased $6.9 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase primarily relates to improved performance during the year ended December 31, 2014 reflected in higher mark-to-market fair value adjustments of $57.3 million during the year ended December 31, 2014 compared to adjustments of $50.3 million during the year ended December 31, 2013.

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

Gain on Consumer Loans Investment

The gain on consumer loans investment increased $92.0 million due to cash distributions in excess of our GAAP basis, of which (i) $80.1 million relates to a one-time cash distribution on October 3, 2014 primarily resulting from the Consumer Loan Companies’ refinancing asset-backed notes with an asset-backed securitization and (ii) $11.9 million of recurring cash distributions to us after October 3, 2014.

Gain (Loss) on Settlement of Investments, net

Gain (loss) on settlement of investments, net decreased by $17.2 million primarily related to (i) net losses of $36.2 million on the sale of derivatives and (ii) realized loss of $3.7 million on the sale of REO partially offset by (i) an increase of $13.0 million of incremental net gains recognized from the sale of real estate securities sold during the year ended December 31, 2014 compared to those sold during the year ended December 31, 2013; (ii) a gain of $3.6 million related to residential loans held-for-investment that were sold, and (iii) a net gain of $6.3 million related to the securitizations of real estate loans.

Other Income (Loss), net

Other income (loss), net increased by $8.8 million primarily attributable to a breakup fee of $5.0 million earned on a deal termination during the year ended December 31, 2014 and a net gain on transfer of loans to real estate owned of $17.5 million, partially offset by an increased unrealized loss on derivatives of $13.0 million during the year ended December 31, 2014.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $23.0 million due to the acquisition of servicer advances held in a taxable REIT subsidiary in December 2013 and subsequent taxable income recognized.

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

Our primary sources of financing currently are notes payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2015, we had outstanding repurchase agreements with an aggregate face amount of approximately $4.0 billion to finance residential mortgage loans, real estate owned, consumer loans, Non-Agency RMBS and Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3%-4% for Agency RMBS, 10%-50% for Non-Agency RMBS, and 5%-43% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager’s senior management team has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe will enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	December 31, 2015										December 31, 2014
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,683,305	$1,683,305	Jan-16	0.60%	0.1	$1,673,125	$1,731,758	$1,730,586	0.6	$1,707,602
Non-Agency RMBS(E)	Various	1,333,852	1,333,852	Jan-16 to May-16	1.72%	0.1	3,233,171	1,535,350	1,538,703	7.0	539,049
Residential Mortgage Loans(F)	Various	908,811	907,993	May-16 to Jan-17	2.80%	0.8	1,318,603	1,091,523	1,075,816	3.2	867,334
Real Estate Owned(G) (H)	Various	77,528	77,458	Feb-16 to Jan-17	3.05%	0.9	N/A	N/A	86,911	N/A	35,105
Consumer Loan Investment(I)	Apr-15	40,446	40,446	Apr-16	3.83%	0.3	N/A	N/A	—	3.1	—
Total Repurchase Agreements		4,043,942	4,043,054		1.54%	0.2					3,149,090
Notes Payable
Secured Corporate Note(J)	May-15	184,433	182,978	Apr-17	5.67%	1.3	92,619,325	217,517	261,102	5.1	—
Servicer Advances(K)	Various	7,058,094	7,047,061	Apr-16 to Aug-18	3.39%	1.4	7,578,110	7,400,068	7,426,794	4.4	2,885,784
Residential Mortgage Loans(L)	Oct-15	19,529	19,529	Oct-16	3.08%	0.8	34,423	21,113	19,560	4.2	22,194
Real Estate Owned	—	—	—	—	—%	—	N/A	N/A	—	N/A	785
Total Notes Payable		7,262,056	7,249,568		3.45%	1.3					2,908,763
Total/Weighted Average		$11,305,998	$11,292,622		2.77%	1.0					$6,057,853

(A)	Net of deferred financing costs associated with the adoption of ASU No. 2015-03 (Note 2 to our Consolidated Financial Statements).

(B)	All debt obligations with a stated maturity of January or February 2016 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $4.8 million of associated accrued interest payable as of December 31, 2015.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.5 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $145.8 million on retained servicer advance bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)	The repurchase agreement bears interest equal to three-month LIBOR plus 3.50% and is collateralized by our interest in consumer loans (Note 9 to our Consolidated Financial Statements).

(J)
The loan bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 5.25%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate note.

(K)
$2.7 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.7% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including servicer advances, such collateral is not available to other creditors of ours.

We have margin exposure on $4.0 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands).

		Year Ended December 31, 2015
	Outstanding Balance at December 31, 2015	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,683,305	$1,506,923	$2,156,448	0.41%
Non-Agency RMBS	1,333,852	738,107	1,407,632	1.70%
Residential Mortgage Loans	689,975	455,988	915,999	2.75%
Real Estate Owned	17,891	56,204	86,652	3.06%
Consumer Loans	40,446	41,287	42,976	3.79%
Notes Payable
Servicer Advances	2,693,316	3,250,356	6,398,283	2.01%
Residential Mortgage Loans	19,529	21,687	24,006	3.08%
Total/Weighted Average	$6,478,314	$6,070,552		1.62%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Repurchase Agreements
Agency RMBS	$1,262,870	$1,380,052	$1,618,026	$1,760,060
Non-Agency RMBS	521,272	512,100	738,564	1,173,321
Residential Mortgage Loans	359,567	464,283	424,992	597,299
Real Estate Owned	2,935	84,582	72,869	70,900
Consumer Loans	—	42,976	40,472	40,444

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Consolidated Financial Statements.

Repurchase Agreements

New Residential has outstanding repurchase agreements with terms that generally conform to the terms of the standard master repurchase agreement published by the Securities Industry and Financial Markets Association as to repayment, margin requirements and segregation of all securities sold under any repurchase transactions. In addition, each counterparty typically requires additional terms and conditions to the standard master repurchase agreement, including changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ by counterparty and are not determined until New Residential engages in a specific repurchase transaction.

Servicer Advance Notes Payable (the “Servicer Advance Notes”)

Following their revolving period, principal will be paid on the Servicer Advance Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The revolving period for $268.8 million of the Servicer Advance Notes ends on the earlier of April 2016 and the occurrence of an early amortization event or a target amortization event. The revolving period for $773.0 million of the Servicer Advance Notes ends on the earlier of August 2016 and the occurrence of an early amortization event or a target amortization event. The revolving period for $171.5 million of the Servicer Advance Notes ends on the earlier of September 2016 and the occurrence of an early amortization event or a target amortization event. The revolving period for $1.5 billion of the Servicer Advance Notes ends on the earlier of November 2016 and the occurrence of an early amortization event or a target amortization event. The revolving period for $518.2 million of the Servicer Advance Notes ends on the earlier of March 2017 and the occurrence of an early amortization event or a target amortization event. The revolving period for $914.3 million of the Servicer Advance Notes ends on the earlier of April 2017 and the occurrence of an early amortization event or a target amortization event. The revolving period for $1.4 billion of the Servicer Advance Notes ends on the earlier of October 2017 and the occurrence of an early amortization event or a target amortization event. The revolving period for $342.4 million of the Servicer Advance Notes ends on the earlier of November 2017 and the occurrence of an early amortization event or a target amortization event. The revolving period for $728.9 million of the Servicer Advance Notes ends on the earlier of December 2017 and the occurrence of an early amortization event or a target amortization event. The revolving period for $368.4 million of the Servicer Advance Notes ends on the earlier of August 2018 and the occurrence of an early amortization event or a target amortization event. Upon the occurrence of an early amortization event or a target amortization event, there is either an interest rate increase on the Servicer Advance Notes, a rapid amortization of the Servicer Advance Notes or an acceleration of principal repayment, or all of the foregoing.

The early amortization and target amortization events under the Servicer Advance Notes include: (i) the occurrence of an event of default under the transaction documents, (ii) failure to satisfy an interest coverage test, (iii) the occurrence of any servicer default or termination event for pooling and servicing agreements representing 15% or more (by mortgage loan balance as of the date of termination) of all the pooling and servicing agreements related to the purchased basic fee subject to certain exceptions; (iv) failure to satisfy a collateral performance test measuring the ratio of collected advance reimbursements to the balance of advances; (v) for certain Servicer Advance Notes, failure to satisfy minimum tangible net worth requirements for the applicable servicer, the Buyer or New Residential; (vi) for certain Servicer Advance Notes, failure to satisfy minimum liquidity requirements for the applicable servicer and the Buyer, (vii) for certain Servicer Advance Notes, failure to satisfy leverage tests for the applicable servicer, the Buyer or New Residential; (viii) for certain Servicer Advance Notes, a change of control of the Buyer or New Residential; (ix) for certain Servicer Advance Notes, a change of control of the applicable servicer, (x) for certain Servicer Advance Notes, the failure of the applicable servicer to maintain minimum servicer ratings, (xi) for certain Servicer Advance Notes, certain judgments against the Buyer or certain other subsidiaries of New Residential in excess of certain thresholds; (xii) for certain Servicer Advance Notes, payment default under, or an acceleration of, other debt of the Buyer or certain other subsidiaries of New Residential; (xiii) failure to deliver certain reports; and (xiv) material breaches of any of the transaction documents.

The definitive documents related to the Servicer Advance Notes contain customary representations and warranties, as well as affirmative and negative covenants. Affirmative covenants include, among others, reporting requirements, provision of notices of material events, maintenance of existence, maintenance of books and records, compliance with laws, compliance with covenants under the designated servicing agreements and maintaining certain servicing standards with respect to the advances and the related mortgage loans. Negative covenants include, among others, limitations on amendments to the designated servicing agreements and limitations on amendments to the procedures and methodology for repaying the advances or determining that advances have become non-recoverable.

The definitive documents related to the Servicer Advance Notes also contain customary events of default, including, among others, (i) non-payment of principal, interest or other amounts when due, (ii) insolvency of the applicable servicer, the Buyer, or certain other related subsidiaries of New Residential; (iii) the applicable issuer becoming subject to registration as an “investment company” within the meaning of the 1940 Act; (iv) the applicable servicer or New Residential subsidiary fails to comply with the deposit and remittance requirements set forth in any pooling and servicing agreement or such definitive documents; and (v) the related servicer’s failure to make an indemnity payment after giving effect to any applicable grace period. Upon the occurrence and during the continuance of an event of default under any facility, the requisite percentage of the related noteholders may declare the Servicer Advance Notes and all other obligations of the applicable issuer immediately due and payable and may terminate the commitments. A bankruptcy event of default causes such obligations automatically to become immediately due and payable and the commitments automatically to terminate.

Certain of the Servicer Advance Notes accrue interest based on a floating rate of interest. Servicer advances and deferred servicing fees are non-interest bearing assets. The interest obligations in respect of certain of the Servicer Advance Notes are not supported by any interest rate hedging instrument or arrangement. If the applicable index rate for purposes of determining the interest rates on the Servicer Advance Notes rises, there may not be sufficient collections on the servicer advances and deferred servicing fees and a target amortization event or an event of default could occur in respect of certain Servicer Advance Notes. This could result in a partial or total loss on our investment.

HLSS Servicer Advance Receivables Trust

On October 1, 2015, an event of default (the “Specified Default”) occurred under the indenture related to certain notes issued by HSART, a wholly-owned subsidiary of ours. The Specified Default occurred as a result of (and solely as a result of) Ocwen’s master servicer rating downgrade to “Below Average”, announced by S&P on September 29, 2015. After giving effect to such downgrade, Ocwen ceased to be an “Eligible Subservicer” under the indenture causing the “Collateral Test” under the indenture to not be satisfied. The continuing failure of the Collateral Test as of close of business on October 1, 2015 resulted in the occurrence of the Specified Default. The Specified Default caused $2.5 billion of term notes issued by HSART to become immediately due and payable, without premium or penalty, as of the close of business on October 1, 2015, in accordance with the terms of HSART’s indenture.

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

During the first three quarters of 2015, through their investment manager, certain bondholders (the “HSART Bondholders”) alleged that events of default had occurred under HSART and that, as a result, the HSART Bondholders were due additional interest under the related agreements. In February 2015, in response to such allegations, instead of releasing such amounts to our subsidiary that sponsors the HSART transaction entitled thereto, the trustee of HSART began to withhold, monthly, such interest (the “Withheld Funds”) so that such amounts were reserved in the event that it was determined that any of the alleged events of default had occurred. On August 28, 2015, the trustee commenced a legal proceeding requesting instruction from the court regarding the alleged defaults and the disposition of the Withheld Funds.

On October 2, 2015, as described above, the notes held by the HSART Bondholders were repaid in full. On October 14, 2015, the court ruled that no event of default had occurred under HSART, authorized the trustee to release the Withheld Funds and dismissed the legal proceeding. As a result of this ruling, $92.7 million was released from restricted cash accounts related to HSART and became available for unrestricted use by us.

On October 13, 2015, we entered into a settlement agreement in connection with which a subsidiary of ours was liable for a $9.1 million payment to certain HSART Bondholders, which was recorded within General and Administrative Expenses; this agreement did not impact other former or existing bondholders of HSART.

Federal Home Loan Bank of Cincinnati Membership

In November 2015, our wholly-owned captive insurance subsidiary, NRZ Insurance Holdings LLC ("NRZ Insurance"), was granted membership to the Federal Home Loan Bank of Cincinnati (“FHLBC”). The 12 regional Federal Home Loan Banks (“FHLBs”) provide long-term and short-term secured loans, called “advances,” to their members, provided the member meets certain creditworthiness standards, pledges sufficient eligible collateral and complies with its agreements with FHLB.  Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. FHLB members may use a variety of real estate related assets, including residential mortgage loans, Agency RMBS and certain Non-Agency RMBS, as collateral for advances. In January 2016, however, FHFA announced a final rule that will terminate the FHLB memberships of captive insurance companies. Absent the final rule being overturned, or the passage of an amendment to the Federal Home Loan Bank Act permitting captive insurance companies to be members of FHLBs, we do not expect NRZ Insurance to borrow from FHLBC, and NRZ Insurance’s FHLBC membership will terminate in February 2017.

Maturities

Our debt obligations as of December 31, 2015, as summarized in Note 11 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
2016	$2,754,360	$3,723,952	$6,478,312
2017	3,996,400	462,906	4,459,306
2018	368,380	—	368,380
	$7,119,140	$4,186,858	$11,305,998

(A)	Includes repurchase agreements and notes payable of $61.0 million and $7,058.1 million, respectively.

(B)	Includes repurchase agreements and notes payable of $3,982.9 million and $204.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trade Receivable) and Non-Agency RMBS repurchase agreements were 2.7% and 13.3%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 19.5% and 11.5%, respectively, during the year ended December 31, 2015.

Borrowing Capacity

The following table represents our borrowing capacity as of December 31, 2015 (in thousands):

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans	$2,495,000	$986,339	$1,508,661
Notes Payable
Servicer Advances(A)	Servicer Advances	8,524,183	7,058,094	1,466,089
		$11,019,183	$8,044,433	$2,974,750

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.5% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained non-agency bonds with a current face amount of $175.8 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period or a 35% decline over any 3-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. We were in compliance with all of our debt covenants as of December 31, 2015.

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

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, the 10.7 million options that were held by the Manager, or by the directors, officers or employees, of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

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

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2015.

In April 2014, we issued 13,875,000 shares of our common stock in a public offering at a price to the public of $12.20 per share for net proceeds of approximately $163.8 million. One of our executive officers participated in this offering and purchased an additional 500,000 shares at the public offering price for net proceeds of approximately $6.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 1,437,500 shares of our common stock at a price of $12.20, which had a fair value of approximately $1.4 million as of the grant date. The assumptions used in valuing the options were: a 2.87% risk-free rate, a 12.584% dividend yield, 25.66% volatility and a 10-year term.

In April 2015, we issued the New Residential Acquisition Common Stock in connection with the HLSS Acquisition (Note 1 to our Consolidated Financial Statements).

In addition, in April 2015, we issued 29,213,020 shares of our common stock in a public offering at a price to the public of $15.25 per share for net proceeds of approximately $436.1 million. One of our executive officers participated in this offering and purchased 250,000 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering and the New Residential Acquisition Common Stock issued in the HLSS Acquisition, we granted options to the Manager relating to 5,750,000 shares of our common stock at a price of $15.25, which had a fair value of approximately $8.9 million as of the grant date. The assumptions used in valuing the options were: a 2.02% risk-free rate, a 6.71% dividend yield, 24.04% volatility and a 10-year term.

In June 2015, we issued 27.9 million shares of our common stock in a public offering at a price to the public of $15.88 per share for net proceeds of approximately $442.6 million. One of our executive officers participated in this offering and purchased 9,100 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2.8 million shares of our common stock at the public offering price, which had a fair value of approximately $3.7 million as of the grant date. The assumptions used in valuing the options were: a 2.61% risk-free rate, a 7.81% dividend yield, 23.73% volatility and a 10-year term. In addition, the Manager and its employees exercised an aggregate of 6.7 million options and were issued an aggregate of 3.6 million shares of our common stock in a cashless exercise, which were sold to third parties in a simultaneous secondary offering.

On January 19, 2016, we announced that our board of directors had authorized the repurchase of up to $200 million of our common stock over the next 12 months. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

As of December 31, 2015, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average exercise price of $31.36 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013, as well as options issued by us in 2013 and thereafter, had a weighted average exercise price of $14.32. Our outstanding options as of December 31, 2015 were summarized as follows:

	December 31, 2015
	Issued Prior to 2011	Issued in 2011 - 2015	Total
Held by the Manager	345,720	10,582,860	10,928,580
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	88,280	1,359,247	1,447,527
Issued to the independent directors	—	4,000	4,000
Total	434,000	11,946,107	12,380,107

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2015, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2014	$28,319
Net unrealized gain (loss) on securities	(17,075)
Reclassification of net realized (gain) loss on securities into earnings	(7,308)
Accumulated other comprehensive income, December 31, 2015	$3,936

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2015, we recorded unrealized losses on our real estate securities primarily caused by a net widening of credit spreads. We recorded OTTI charges of $5.8 million with respect to real estate securities and realized gains of $13.1 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
June 30, 2013	July 2013	$0.14
September 30, 2013	October 2013	$0.35
December 31, 2013	January 2014	$0.50	(A)
March 31, 2014	April 2014	$0.35
June 30, 2014	July 2014	$0.50	(A)
September 30, 2014	October 2014	$0.35
December 31, 2014	January 2015	$0.38
March 31, 2015	April 2015	$0.38
June 30, 2015	July 2015	$0.45
September 30, 2015	October 2015	$0.46
December 31, 2015	January 2016	$0.46

(A)    Includes a $0.15 special cash dividend made in connection with REIT distribution requirements.

Cash Flow

We did not have any cash balance during periods prior to April 5, 2013, which is the first date Newcastle contributed cash to us. All of our cash activity occurred in Newcastle’s accounts prior to April 5, 2013.

Operating Activities

2015 vs. 2014

Net cash flows provided by operating activities increased approximately $488.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Operating cash flows of $320.8 million for the year ended December 31, 2015 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $1.3 billion, collections on receivables primarily acquired through the HLSS Acquisition of $215.2 million, net interest income received of $190.4 million, decreased restricted cash of $14.3 million, distributions of earnings from equity method investees of $37.9 million, and distributions from equity method investees in excess of our basis of $44.0 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $1.3 billion, incentive compensation and management fees paid to the Manager of $82.8 million, income taxes paid of $0.5 million and other outflows of approximately $88.5 million that primarily consisted of general and administrative costs.

2014 vs. 2013

Net cash flows provided by operating activities decreased approximately $325.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Cash flows used in operating activities of $168.1 million for the year ended December 31, 2014 primarily consisted of purchases of residential mortgage loans, held-for-sale of $1,577.9 million, incentive compensation and management fees paid to the Manager of $36.3 million, income taxes paid of $14.1 million, and other outflows of approximately $13.7 million that primarily consisted of general and administrative costs. These amounts were partially offset by net interest income received of $108.5 million, proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $1,247.8 million, distributions of earnings from equity method investees of $107.3 million, a fee of $5.0 million earned on a terminated deal, and decreased restricted cash of $3.9 million.

Investing Activities

Cash flows used in investing activities were $312.7 million, $1.7 billion and $1.0 billion for the years ended December 31, 2015, 2014 and 2013, respectively. No cash flows from investing activities were recorded prior to the date of contribution of cash by Newcastle to New Residential. Investing activities after this date consisted primarily of the acquisition of servicer advances and Excess MSRs, including those acquired through the HLSS Acquisition, and real estate securities and loans, net of principal repayments from servicer advances, Excess MSRs, Agency RMBS, Non-Agency RMBS and loans as well as proceeds from the sale of real estate securities and loans, return of capital from our consumer loans investment and derivative cash flows.

Financing Activities

Cash flows provided by financing activities were approximately $28.9 million, $1.8 billion and $1.1 billion during the years ended December 31, 2015, 2014 and 2013, respectively. No cash flows from financing activities were recorded prior to the date of contribution of cash by Newcastle to New Residential. Financing activities after this date consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions by Newcastle (prior to spin-off), capital contributions net of distributions from noncontrolling interests in the equity of a consolidated subsidiary, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

On April 1, 2013, we completed, through the Consumer Loan Companies, a co-investment in a portfolio of consumer loans. The Consumer Loan Companies initially financed approximately 73% of the original purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes. These notes were subordinate to the debt issued in April 2013. We have 30% membership interests in each of the Consumer Loan Companies and do not consolidate them. On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $2.6 billion. The excess proceeds were distributed to the co-investors. We received approximately $337.8 million, which reduced our basis in the consumer loans investment to $0.0 million, and resulted in a gain of approximately $80.1 million.

We have material off-balance sheet arrangements related to our non-consolidated securitizations of mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $77.3 million. As of December 31, 2015, there was $1,477.0 million in total outstanding unpaid principal balance of mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of December 31, 2015. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2015, we had the following material contractual obligations (payments in thousands):

Contract	Terms

Debt Obligations

Repurchase Agreements	Described under Note 11 to our Consolidated Financial Statements.

Notes Payable	Described under Note 11 to our Consolidated Financial Statements.

Other Contractual Obligations

Management Agreement
For its services, our Manager is entitled to management fees, incentive fees, and reimbursement for certain expenses, as defined in, and in accordance with the terms of, the Management Agreement. Such terms are described in Note 15 to our Consolidated Financial Statements.

Interest Rate Swaps	Described under Note 10 to our Consolidated Financial Statements.

	Fixed and Determinable Payments Due by Period
Contract	2016	2017-2018	2019-2020	Thereafter	Total
Debt Obligations
Repurchase Agreements(A)	$3,794,640	$279,334	$—	$—	$4,073,974
Notes Payable(A)	2,906,124	4,663,088	—	—	7,569,212
Other Contractual Obligations
Management Agreement(B)	56,547	81,060	81,060	1,013,251	1,231,918
Interest rate swaps(C)	995	3,494	2,773	4,123	11,385
Total	$6,758,306	$5,026,976	$83,833	$1,017,374	$12,886,489

(A)	Interest is included based on the expected LIBOR curve that existed at December 31, 2015 and the scheduled maturities of our debt obligations.

(B)
Amounts reflect management fees and full expense reimbursements for the next 30 years, assuming no change in gross equity. Incentive fee is included for the amount currently outstanding as of December 31, 2015.

(C)
The amounts reflected assume that these agreements are terminated at their December 31, 2015 fair value and paid at the contractual maturity of the related interest rate swap agreements, to the extent that they represent liabilities.

See Notes 14 and 18 to our Consolidated Financial Statements for information regarding commitments and contracts entered into subsequent to December 31, 2015. As described in Note 14, we have committed to purchase certain future servicer advances from our servicer counterparties. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty as further described in “—Application of Critical Accounting Policies—Servicer Advances.”

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

CORE EARNINGS

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense under the debt incurred to finance our investments, (iii) our operating expenses and taxes and (iv) our realized and unrealized gains or losses, including any impairment and deferred tax, on our investments. “Core earnings” is a non-GAAP measure of our operating performance excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to evaluate our performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

With regard to non-capitalized transaction-related expenses, management does not view these costs as part of our core operations. Non-capitalized transaction-related expenses are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments, as well as costs associated with the acquisition and integration of acquired businesses. Non-capitalized transaction-related expenses for the year ended December 31, 2015 include a $9.1 million settlement which we agreed to pay in connection with HSART (Note 11 to our Consolidated Financial Statements). These costs are recorded as “General and administrative expenses” in our Consolidated Statements of Income. “Other (income) loss” set forth below excludes $14.5 million accrued during the year ended December 31, 2015 related to a reimbursement from Ocwen for certain increased costs resulting from further S&P servicer rating downgrades of Ocwen (Note 1 to our Consolidated Financial Statements).

In the fourth quarter of 2014, we modified our definition of core earnings to include accretion on held-for-sale loans as if they continued to be held-for-investment. Although we intend to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, we continue to receive cash flows from such loans and believe that it is appropriate to record a yield thereon. This modification had no impact on core earnings in 2014 or any prior period. In the second quarter of 2015, we modified our definition of core earnings to exclude all deferred taxes, rather than just deferred taxes related to unrealized gains or losses, because we believe deferred taxes are not representative of current operations. This modification was applied prospectively due to only immaterial impacts in prior periods. In the fourth quarter of 2015, we modified our definition of core earnings to limit accreted interest income on RMBS where we receive par upon the exercise of associated call rights based on the estimated value of the underlying collateral. We made the modification in order to be able to accrete to the lower of par or the value of the underlying collateral, in instances where the value of the underlying collateral is lower than par. We believe this amount represents the amount of accretion we would have expected to earn on such bonds had the call rights not been exercised. This modification had no impact on core earnings in prior periods.

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

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income. or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flow provided by operations and net income, see “—Liquidity and Capital Resources” above. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to common stockholders	$268,636	$352,877	$265,949
Impairment	24,384	11,282	5,454
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	(38,643)	(41,615)	(53,332)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(31,160)	(57,280)	(50,343)
Change in fair value of investments in servicer advances	57,491	(84,217)	—
Earnings from investments in consumer loans, equity method investees	—	(53,840)	(82,856)
Gain on consumer loans investment	(43,954)	(92,020)	—
(Gain) loss on settlement of investments, net	17,207	(35,487)	(52,657)
Unrealized (gain) loss on derivative instruments	5,957	13,037	(1,820)
(Gain) loss on transfer of loans to REO	(2,065)	(17,489)	—
Unrealized gain on other ABS	(879)	—	—
Gain on Excess MSR recapture agreements	(2,999)	(1,157)	—
Fee earned on deal termination	—	(5,000)	—
Other (income) loss	6,219	(20)	—
Other Income attributable to non-controlling interests	(22,102)	44,961	—
Total Other Income Adjustments	(54,928)	(330,127)	(241,008)

Incentive compensation to affiliate	16,017	54,334	16,847
Non-capitalized transaction-related expenses	31,002	10,281	5,698
Deferred taxes	(6,633)	16,421	—
Interest income on residential mortgage loans, held-for sale	22,484	—	—
Limit on RMBS discount accretion related to called deals	(9,129)	—	—
Core earnings of equity method investees:
Excess mortgage servicing rights	25,853	33,799	23,361
Consumer loans	71,070	70,394	53,696
Core Earnings	$388,756	$219,261	$129,997

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

However, increases or decreases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of changing interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior or subsequent to, and in some cases more or less frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of changing interest rates. See further disclosure regarding our Agency RMBS under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio—Real Estate Securities—Agency RMBS” for information about the reset terms and “Management’s Discussion and Analysis of Financial Conditions as Results of Operations—Liquidity and Capital Resources—Debt Obligations” for information about related debt.

We are exposed to fluctuations in forward LIBOR rates across our portfolio. For our investments in Servicer Advances, forward LIBOR rates have a direct impact on current period income recognition. Performance-based incentive fees paid to both Nationstar and Ocwen as part of our MSR purchase agreements are impacted by changes in LIBOR.

Ocwen’s performance-based incentive fee is reduced by a LIBOR-based factor if the advance ratio exceeds a predetermined level for that month. Shifts upward in projected LIBOR will increase any projected reduction in Ocwen’s incentive fee, thus increasing our share of the servicing fee. Shifts downward in projected LIBOR will decrease the projected reduction in Ocwen’s incentive fee, thus decreasing our share of the servicing fee.

Nationstar’s performance-based incentive fee is based on our target equity return. Changes in LIBOR impact Nationstar’s expected ability to reach our target return. Shifts downward in projected LIBOR will decrease our projected cost of borrowings thus decreasing the share of the servicing fee we need to receive in order to obtain our target return. Shifts upward in projected LIBOR will increase our projected cost of borrowings thus increasing the share of the servicing fee we need to receive in order to obtain our target return.

We have elected to record our investments in servicer advances, including the right to the basic fee component of the related MSRs, at fair value. Therefore, any changes to our projected payments to/from Nationstar and Ocwen can impact the estimated future cash flows used to value the investments and the unrealized gains/losses on the investment. Changes to estimated future cash flows will also impact interest income recognized in the current period.

We may project net cash flow increases in connection with decreases in projected LIBOR as a result of estimated savings on our future cost of borrowings outweighing estimated reductions of future retained servicing fees. However, only the asset impact would be reflected in our current period income statement.

As of December 31, 2015, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $5.0 million in 2016, and a 50 basis point decrease in short term interest rates would increase our cash flows by approximately $1.3 million in 2016, based solely on our current net floating rate exposure assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of December 31, 2015 and assuming a LIBOR floor of 0.0%). As of December 31, 2014, an immediate 100 basis point increase in interest rates would have decreased our cash flows over the next year by approximately $14.8 million, and an immediate 100 basis point decrease in interest rates would have increased our cash flows over the next year by approximately $20.3 million.

As of December 31, 2015, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $135.9 million, and a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $144.3 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below. As of December 31, 2014, an immediate 100 basis point increase in interest rates would have increased our net book value by approximately $138.3 million, and an immediate 100 basis point decrease in interest rates would have decreased our net book value by approximately $116.8 million.

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

Our investments are generally subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs and basic fees to decrease and the value of loans to increase. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs and basic fees to increase and the value of loans to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Speed Exposure.”

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

A further discussion of the sensitivity of our book value to changes in the yields required by the marketplace on interest rate instruments is included below under “—Credit Spread Risk.”

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

Prepayment Speed Exposure

Prepayment speeds significantly affect the value of Excess MSRs, the basic fee component of MSRs (which we own as part of our investments in servicer advances) and loans, including consumer loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment speeds with respect to our loans could delay our expected cash flows and reduce the yield on these investments.

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

Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies—Excess MSRs” for an analysis of the sensitivity of these investments to changes in certain market factors.

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

As of December 31, 2015, a 25 basis point increase in credit spreads would decrease our net book value by approximately $81.5 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $83.3 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow. As of December 31, 2014, a similar increase in credit spreads would have decreased our net book value by approximately $42.5 million, and a similar decrease in credit spreads would have increased our net book value by approximately $46.0 million.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of New Residential Investment Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of SpringCastle Finance, LLC, SpringCastle Credit, LLC, SpringCastle America, LLC and SpringCastle Acquisition, LLC (the “Limited Liability Companies”), limited liability companies for the year ended December 31, 2013 in which the Company has a 30% interest. In the consolidated financial statements, the Company’s equity in the net income of the Limited Liability Companies is stated at $82,856,000 for the year ended December 31, 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Limited Liability Companies, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for the year ended December 31, 2013, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Residential Investment Corp. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Residential Investment Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of New Residential Investment Corp. and Subsidiaries

We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). New Residential Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, New Residential Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three years ended December 31, 2015, 2014 and 2013 of New Residential Investment Corp. and Subsidiaries and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2016

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2015	2014
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,581,517	$417,733
Excess mortgage servicing rights, equity method investees, at fair value	217,221	330,876
Servicer advances, at fair value(A)	7,426,794	3,270,839
Real estate securities, available-for-sale	2,501,881	2,463,163
Residential mortgage loans, held-for-investment	330,178	47,838
Residential mortgage loans, held-for-sale	776,681	1,126,439
Real estate owned	50,574	61,933
Consumer loans, equity method investees	—	—
Cash and cash equivalents(A)	249,936	212,985
Restricted cash	94,702	29,418
Derivative assets	2,689	32,597
Trade receivable	1,538,481	—
Deferred tax asset, net	185,311	—
Other assets	236,757	95,423
	$15,192,722	$8,089,244

Liabilities and Equity

Liabilities
Repurchase agreements	$4,043,054	$3,149,090
Notes payable(A)	7,249,568	2,908,763
Trades payable	725,672	2,678
Due to affiliates	23,785	57,424
Dividends payable	106,017	53,745
Deferred tax liability	—	15,114
Accrued expenses and other liabilities	58,046	52,505
	12,206,142	6,239,319

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 230,471,202 and 141,434,905 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	2,304	1,414
Additional paid-in capital	2,640,893	1,328,587
Retained earnings	148,800	237,769
Accumulated other comprehensive income	3,936	28,319
Total New Residential stockholders’ equity	2,795,933	1,596,089
Noncontrolling interests in equity of consolidated subsidiaries	190,647	253,836
Total Equity	2,986,580	1,849,925
	$15,192,722	$8,089,244

(A)
New Residential’s Consolidated Balance Sheets include the assets and liabilities of a consolidated VIE, the Buyer (Note 6), which primarily holds investments in servicer advances financed with notes payable. The Buyer’s balance sheet is included in Note 6. The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Interest income	$645,072	$346,857	$87,567
Interest expense	274,013	140,708	15,024
Net Interest Income	371,059	206,149	72,543

Impairment
Other-than-temporary impairment (OTTI) on securities	5,788	1,391	4,993
Valuation provision on loans and real estate owned	18,596	9,891	461
	24,384	11,282	5,454

Net interest income after impairment	346,675	194,867	67,089

Other Income
Change in fair value of investments in excess mortgage servicing rights	38,643	41,615	53,332
Change in fair value of investments in excess mortgage servicing rights, equity method investees	31,160	57,280	50,343
Change in fair value of investments in servicer advances	(57,491)	84,217	—
Earnings from investments in consumer loans, equity method investees	—	53,840	82,856
Gain on consumer loans investment	43,954	92,020	—
Gain (loss) on settlement of investments, net	(17,207)	35,487	52,657
Other income (loss), net	2,970	10,629	1,820
	42,029	375,088	241,008

Operating Expenses
General and administrative expenses	61,862	27,001	9,975
Management fee allocated by Newcastle	—	—	4,134
Management fee to affiliate	33,475	19,651	11,209
Incentive compensation to affiliate	16,017	54,334	16,847
Loan servicing expense	6,469	3,913	309
	117,823	104,899	42,474

Income Before Income Taxes	270,881	465,056	265,623
Income tax expense (benefit)	(11,001)	22,957	—
Net Income	$281,882	$442,099	$265,623
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$13,246	$89,222	$(326)
Net Income Attributable to Common Stockholders	$268,636	$352,877	$265,949

Net Income Per Share of Common Stock
Basic	$1.34	$2.59	$2.10
Diluted	$1.32	$2.53	$2.07

Weighted Average Number of Shares of Common Stock Outstanding
Basic	200,739,809	136,472,865	126,539,024
Diluted	202,907,605	139,565,709	128,684,128

Dividends Declared per Share of Common Stock	$1.75	$1.58	$0.99

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2015	2014	2013
Comprehensive income (loss), net of tax
Net income	$281,882	$442,099	$265,623
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	(17,075)	89,415	35,352
Reclassification of net realized (gain) loss on securities into earnings	(7,308)	(64,310)	(47,664)
	(24,383)	25,105	(12,312)
Total comprehensive income	$257,499	$467,204	$253,311
Comprehensive income (loss) attributable to noncontrolling interests	$13,246	$89,222	$(326)
Comprehensive income attributable to common stockholders	$244,253	$377,982	$253,637

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2012	—	$—	$362,830	$—	$15,526	$378,356	$—	$378,356
Dividends declared	—	—	—	(125,317)	—	(125,317)	—	(125,317)
Capital contributions	—	—	893,466	—	—	893,466	247,551	1,141,017
Contributions in-kind	—	—	1,093,684	—	—	1,093,684	—	1,093,684
Capital distributions	—	—	(1,228,054)	—	—	(1,228,054)	—	(1,228,054)
Issuance of common stock	126,512,823	1,265	(1,265)	—	—	—	—	—
Option exercise	80,317	1	(1)	—	—	—	—	—
Director share grant	5,847	—	78	—	—	78	—	78
Comprehensive income (loss)
Net income (loss)	—	—	37,646	228,303	—	265,949	(326)	265,623
Net unrealized gain (loss) on securities	—	—	—	—	35,352	35,352	—	35,352
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(47,664)	(47,664)	—	(47,664)
Total comprehensive income (loss)						253,637	(326)	253,311
Equity - December 31, 2013	126,598,987	$1,266	$1,158,384	$102,986	$3,214	$1,265,850	$247,225	$1,513,075
Dividends declared	—	—	—	(218,094)	—	(218,094)	—	(218,094)
Capital contributions	—	—	—	—	—	—	142,082	142,082
Capital distributions	—	—	—	—	—	—	(225,609)	(225,609)
Issuance of common stock	14,375,000	144	169,761	—	—	169,905	—	169,905
Option exercise	426,102	4	905	—	—	909	—	909
Dilution impact of distributions from consolidated subsidiaries	—	—	(916)	—	—	(916)	916	—
Director share grant	34,816	—	453	—	—	453	—	453
Comprehensive income (loss)
Net income (loss)	—	—	—	352,877	—	352,877	89,222	442,099
Net unrealized gain (loss) on securities	—	—	—	—	89,415	89,415	—	89,415
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(64,310)	(64,310)	—	(64,310)
Total comprehensive income (loss)						377,982	89,222	467,204
Equity - December 31, 2014	141,434,905	$1,414	$1,328,587	$237,769	$28,319	$1,596,089	$253,836	$1,849,925
Dividends declared	—	—	—	(355,295)	—	(355,295)	—	(355,295)
Capital contributions	—	—	—	—	—	—	5,161	5,161
Capital distributions	—	—	—	—	—	—	(81,596)	(81,596)
Issuance of common stock	85,435,389	854	1,311,892	—	—	1,312,746	—	1,312,746
Option exercises	3,570,984	36	(36)	—	—	—	—	—
Director share grants	29,924	—	450	—	—	450	—	450
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	—	—	(2,310)	—	(2,310)	—	(2,310)
Comprehensive income (loss)
Net income (loss)	—	—	—	268,636	—	268,636	13,246	281,882
Net unrealized gain (loss) on securities	—	—	—	—	(17,075)	(17,075)	—	(17,075)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(7,308)	(7,308)	—	(7,308)
Total comprehensive income (loss)						244,253	13,246	257,499
Equity - December 31, 2015	230,471,202	$2,304	$2,640,893	$148,800	$3,936	$2,795,933	$190,647	$2,986,580

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash Flows From Operating Activities
Net income	$281,882	$442,099	265,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(38,643)	(41,615)	(53,332)
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(31,160)	(57,280)	(50,343)
Change in fair value of investments in servicer advances	57,491	(84,217)	—
Earnings from consumer loan equity method investees	—	(53,840)	(82,856)
Unrealized (gain) / loss on derivative instruments	5,957	13,037	(1,820)
Accretion and other amortization	(525,298)	(278,408)	(59,250)
(Gain) / loss on settlement of investments (net)	17,207	(35,487)	(52,657)
(Gain) / loss on transfer of loans to REO	(2,065)	(17,489)	—
(Gain) / loss on Excess MSR recapture agreements	(2,999)	(1,157)	—
(Gain) / loss on consumer loans investment	—	(92,020)	—
Other-than-temporary impairment	5,788	1,391	4,993
Valuation provision on loans and real estate owned	18,596	9,891	461
Unrealized (gain) / loss on other ABS	(879)	—	—
Non-cash directors’ compensation	450	453	78
Deferred tax provision	(6,633)	15,114	—
Changes in:
Restricted cash	14,270	3,920	(2,790)
Other assets	217,468	(14,582)	(8,274)
Due to affiliates	(33,639)	38,255	14,033
Accrued expenses and other liabilities	(42,494)	31,945	6,360
Reduction of liability deemed as capital contribution by Newcastle	—	—	11,515
Other operating cash flows:
Interest received from excess mortgage servicing rights	127,131	49,880	26,391
Interest received from servicer advance investments	172,711	110,247	—
Interest received from Non-Agency RMBS	43,824	6,660	3,988
Interest received from residential mortgage loans, held-for-investment	—	7,969	2,212
Distributions of earnings from excess mortgage servicing rights, equity method investees	37,874	53,427	44,454
Distributions of earnings from consumer loan equity method investees	—	53,840	82,856
Purchases of residential mortgage loans, held-for-sale	(1,278,322)	(1,577,933)	—
Proceeds from sales of purchased residential mortgage loans, held-for-sale	1,226,442	1,245,352	—
Principal repayments from purchased residential mortgage loans, held-for-sale	55,804	2,413	—
Cash proceeds from investments, in excess of interest income	—	—	41,435
Net cash proceeds deemed as capital distributions to Newcastle	—	—	(36,149)
Net cash provided by (used in) operating activities	320,763	(168,135)	156,928

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(252,127)	(94,113)	(63,434)
Acquisition of investments in excess mortgage servicing rights, equity method investees	—	—	(233,764)
Acquisition of HLSS, net of cash acquired	(960,719)	—	—
Purchase of servicer advance investments	(14,945,858)	(6,828,135)	(670,820)
Purchase of Agency RMBS	(4,610,680)	(1,437,952)	(605,114)
Purchase of Non-Agency RMBS	(1,252,516)	(1,690,770)	(407,689)
Purchase of residential mortgage loans, held-for-investment	(290,652)	(884,557)	—
Purchase of derivative instruments	(5,830)	(70,218)	(70,227)
Purchase of real estate owned	(26,208)	(10,690)	—
Payments for settlement of derivatives	(85,493)	(43,133)	—
Return of investments in excess mortgage servicing rights	154,777	42,603	24,735
Return of investments in excess mortgage servicing rights, equity method investees	8,683	25,743	4,018
Principal repayments from servicer advance investments	16,008,741	6,389,154	103,394
Principal repayments from Agency RMBS	129,112	271,673	302,920
Principal repayments from Non-Agency RMBS	135,948	103,934	62,507
Principal repayments from residential mortgage loans	46,496	40,358	3,809
Proceeds from sale of residential mortgage loans	643,788	—	—
Return of investments in consumer loan equity method investees	—	306,473	30,359
Proceeds from sale of Agency RMBS	4,468,398	796,392	—
Proceeds from sale of Non-Agency RMBS	425,761	1,288,980	521,865
Proceeds from settlement of derivatives	37,938	87,645	—
Proceeds from sale of real estate owned	57,699	16,502	—
Net cash provided by (used in) investing activities	(312,742)	(1,690,111)	(997,441)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Financing Activities
Repayments of repurchase agreements	(8,798,578)	(4,869,799)	(2,271,765)
Margin deposits under repurchase agreements and derivatives	(387,143)	(385,814)	(61,152)
Repayments of notes payable	(7,286,860)	(5,416,883)	(59,149)
Payment of deferred financing fees	(45,654)	(8,444)	(5,541)
Common stock dividends paid	(303,023)	(227,646)	(62,020)
Borrowings under repurchase agreements	9,607,475	6,412,137	2,634,990
Return of margin deposits under repurchase agreements and derivatives	391,705	366,925	21,020
Borrowings under notes payable	6,053,950	5,841,474	423,515
Issuance of common stock	882,166	173,507	—
Costs related to issuance of common stock	(3,512)	(2,693)	—
Capital contributions	—	—	245,058
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	142,082	247,551
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(81,596)	(225,609)	—
Net cash provided by (used in) financing activities	28,930	1,799,237	1,112,507

Net Increase (Decrease) in Cash and Cash Equivalents	36,951	(59,009)	271,994

Cash and Cash Equivalents, Beginning of Period	212,985	271,994	—

Cash and Cash Equivalents, End of Period	$249,936	$212,985	$271,994

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$244,188	$127,998	$10,212
Cash paid during the period for income taxes	535	14,115	—

Supplemental Schedule of Non-Cash Investing and Financing Activities Prior to Date of Cash Contribution by Newcastle
Cash proceeds from investments, in excess of interest income			$41,435
Acquisition of real estate securities			242,750
Acquisition of investments in excess mortgage servicing rights, equity method investees			125,099
Acquisition of residential mortgage loans, held-for-investment			35,138
Acquisition of investments in consumer loan equity method investees			245,121
Borrowings under repurchase agreements			1,179,068
Repayments of repurchase agreements			3,902
Capital contributions by Newcastle			648,408
Contributions in-kind by Newcastle			1,093,684
Capital distributions to Newcastle			1,228,054

Supplemental Schedule of Non-Cash Investing and Financing Activities Subsequent to Date of Cash Contribution by Newcastle
Acquisition of restricted cash	$—	$—	$30,548
Acquisition of servicer advance investments	—	—	2,093,704
Borrowings under notes payable--servicer advance investments	—	—	2,124,252
Dividends declared but not paid	106,017	53,745	63,297
Reclassification resulting from the application of ASU No. 2014-11	85,955	—	—
Purchase of investments, primarily Agency RMBS, settled after quarter end	725,672	—	—
Sale of Agency RMBS settled after quarter end	1,538,481	—	—
Transfer from residential mortgage loans to real estate owned and other assets	90,414	21,842	—
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for- sale	—	846,904	—
Non-cash distribution from Consumer Loan Companies	585	609	—
Portion of HLSS Acquisition (Note 1) paid in common stock	434,092	—	—
Capital contributions by HLSS Ltd.	5,161	—	—
Real estate securities retained from loan securitizations	36,967	54,395	—
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

1. ORGANIZATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential”) is a Delaware corporation that was formed as a limited liability company in September 2011 for the purpose of making real estate related investments and commenced operations on December 8, 2011. On December 20, 2012, New Residential was converted to a corporation. Newcastle Investment Corp. (“Newcastle”) was the sole stockholder of New Residential until the spin-off (Note 13), which was completed on May 15, 2013. Following the spin-off, New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.”

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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also manages Newcastle and investment funds that own a majority of Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer, and OneMain Holdings, Inc. (together with its subsidiaries, including SpringCastle Acquisition LLC, “OneMain”), managing member of the Consumer Loan Companies (Note 9).

As of December 31, 2015, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“MSRs”), (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2015. In addition, Fortress, through its affiliates, held options relating to approximately 10.9 million shares of New Residential’s common stock as of December 31, 2015.

Acquisition of HLSS Assets and Liabilities

On February 22, 2015, New Residential entered into an Agreement and Plan of Merger (the “HLSS Initial Merger Agreement”) with Home Loan Servicing Solutions, Ltd., a Cayman Islands exempted company (“HLSS”) and Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and a wholly owned subsidiary of New Residential (“HLSS Merger Sub”). HLSS was listed on the NASDAQ Stock Market LLC under the symbol “HLSS” until April 29, 2015, when its shares were delisted. On April 6, 2015, with the approval of their respective Boards of Directors, New Residential and HLSS, together with certain of their respective subsidiaries, entered into a termination agreement (providing for the termination of the HLSS Initial Merger Agreement) and simultaneously entered into a Share and Asset Purchase Agreement (the “HLSS Acquisition Agreement”).

The parties to the HLSS Acquisition Agreement included New Residential, HLSS, HLSS Advances Acquisition Corp., a Delaware corporation and wholly owned subsidiary of New Residential (“HLSS Advances Sub”), and HLSS MSR-EBO Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of New Residential (together with HLSS Advances Sub, the “HLSS Buyers”). Pursuant to the HLSS Acquisition Agreement, the HLSS Buyers acquired from HLSS substantially all of the assets of HLSS (including all of the issued share capital of HLSS’s first-tier subsidiaries) and assumed (and agreed to indemnify HLSS for) the liabilities of HLSS (together, the “HLSS Acquisition”), other than post-closing liabilities in an amount up to the Retained Balance (as defined below), for aggregate consideration (net of certain transaction expenses being reimbursed by HLSS), consisting of approximately $1.0 billion in cash and 28,286,980 shares of common stock, par value $0.01 per share (“New Residential Acquisition Common Stock”), of New Residential delivered to HLSS in a private placement. The closing of the HLSS Acquisition (the “HLSS Acquisition Closing”) occurred simultaneously with the execution of the HLSS Acquisition Agreement.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The HLSS Acquisition Agreement includes certain customary post-closing covenants of New Residential, the HLSS Buyers and HLSS. In addition, the Board of Directors of HLSS also approved a wind down plan (the “Distribution and Liquidation Plan”), pursuant to which HLSS sold the shares of New Residential Acquisition Common Stock received in the HLSS Acquisition on April 8, 2015 and distributed to HLSS shareholders the cash consideration from the HLSS Acquisition and the cash proceeds from the sale of shares of New Residential Acquisition Common Stock; provided that under the terms of the Distribution and Liquidation Plan, HLSS retained $50.0 million of cash (the “Retained Balance”) for wind down costs, of which $45.1 million was received by New Residential at the HLSS New Merger Effective Time (as defined below).

At the HLSS Acquisition Closing, HLSS Advances Sub entered into a services agreement, dated as of April 6, 2015, with HLSS (the “HLSS Services Agreement”). Pursuant to the HLSS Services Agreement, HLSS Advances Sub agreed to manage the assets and affairs of HLSS in accordance with terms and conditions set forth therein and, in all cases, in accordance with the Distribution and Liquidation Plan. The HLSS Services Agreement provided that HLSS Advances Sub was responsible for the operations of HLSS and performed (or caused to be performed) such services and activities relating to the assets and operations of HLSS as may have been appropriate, including, among other things, administering the Distribution and Liquidation Plan and handling all claims, disputes or controversies in which HLSS was a party or may otherwise have been involved, through the consummation of the HLSS New Merger (as defined below). HLSS Advances Sub was not compensated by HLSS for its services under the HLSS Services Agreement but was reimbursed by HLSS for expenses incurred on behalf of HLSS.

At the HLSS Acquisition Closing, New Residential and HLSS Merger Sub entered into an Agreement and Plan of Merger, dated April 6, 2015, with HLSS (the “HLSS New Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth therein (including the approval of HLSS’s shareholders), HLSS (which at the time of the HLSS New Merger (as defined below) had substantially wound-down its operations) merged with and into HLSS Merger Sub, with HLSS Merger Sub continuing as the surviving company and a wholly owned subsidiary of New Residential (the “HLSS New Merger”). Following the HLSS New Merger, references to HLSS refer to HLSS Merger Sub.

Pursuant to the HLSS New Merger Agreement, and upon the terms and conditions set forth therein, at the effective time of the HLSS New Merger (the “HLSS New Merger Effective Time”), each ordinary share of HLSS, par value $0.01 per share, issued and outstanding immediately prior to the HLSS New Merger Effective Time (other than those shares of HLSS owned by New Residential or any direct or indirect wholly-owned subsidiary of New Residential and shares of HLSS as to which dissenters’ rights have been properly exercised), was automatically converted into the right to receive $0.704059 per share in cash, without interest. The HLSS New Merger Effective Time occurred on October 23, 2015, at which time New Residential paid $50.0 million to HLSS shareholders and the HLSS New Merger was completed.

The HLSS New Merger did not require the approval of New Residential’s shareholders. However, consummation of the HLSS New Merger was subject to, among other things: (i) approval of the HLSS New Merger by the requisite vote of HLSS’s shareholders; (ii) not more than 10% of HLSS’s issued and outstanding shares properly exercising appraisal rights as of the time immediately before the closing of the HLSS New Merger; and (iii) certain other customary closing conditions. Moreover, each party’s obligation to consummate the HLSS New Merger was subject to certain other conditions, including without limitation, (i) the accuracy of the other party’s representations and warranties and (ii) the other party’s compliance with its covenants and agreements contained in the HLSS New Merger Agreement (in each case subject to customary materiality qualifiers). In addition, the obligations of New Residential and HLSS Merger Sub to consummate the HLSS New Merger were subject to the absence of any Company Material Adverse Effect (as defined in the HLSS New Merger Agreement).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The purchase price for the HLSS Acquisition included the fair value of the common stock issued of $434.1 million, cash consideration paid of $622.0 million, HLSS seller financing of $385.2 million, and contingent cash consideration of $50.0 million. The total consideration is summarized as follows:

Total Consideration	Amount
Share Issuance Consideration	28,286,980
New Residential's 4/6/2015 share price	$15.3460
Dollar Value of Share Issuance(A)	$434,092
Cash Consideration	621,982
HLSS Seller Financing(B)	385,174
HLSS New Merger Payment (71,016,771 @ $0.704059)(C)	50,000
Total Consideration	$1,491,248

(A)	Share Issuance Consideration
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

(C)	HLSS New Merger Payment
The HLSS New Merger Agreement, and the $50.0 million consideration related thereto, is included as a part of the business combination in conjunction with the Share and Asset Purchase Agreement. The range of outcomes for this contingent consideration was from $0.0 million to $50.0 million, dependent on whether the HLSS New Merger was approved by HLSS shareholders and other factors. As of the HLSS New Merger Effective Time, the net contingent consideration paid was fixed at $5.1 million.

New Residential has performed a preliminary allocation of the purchase price to HLSS’s assets and liabilities, as set forth below. The final allocation of purchase price may differ from the amounts included herein. The preliminary allocation of the total consideration, following reclassifications to conform to New Residential’s presentation, is as follows:

Total Consideration ($ in millions)	$1,491.2
Assets
Cash and cash equivalents	$51.4
Servicer advances, at fair value	5,096.7
Excess mortgage servicing rights, at fair value	917.1
Residential mortgage loans, held-for-sale(A)	416.8
Deferred tax asset(B)	195.1
Investment in HLSS Ltd.	44.9
Other assets(C)	402.4
Total Assets Acquired	$7,124.4

Liabilities
Notes payable	5,580.3
Accrued expenses and other liabilities(D)(E)	52.9
Total Liabilities Assumed	$5,633.2

Net Assets	$1,491.2

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

(A)
Represents $424.3 million unpaid principal balance (“UPB”) of Government National Mortgage Association (“Ginnie Mae”) early buy-out (“EBO”) residential mortgage loans not subject to Accounting Standards Codification (“ASC”) No. 310-30 as the contractual cash flows are guaranteed by the Federal Housing Administration (“FHA”).

(B)	Due primarily to the difference between carryover historical tax basis and acquisition date fair value of one of HLSS’s first tier subsidiaries.

(C)	Includes restricted cash and receivables not subject to ASC No. 310-30 which New Residential has deemed fully collectible.

(D)	Includes liabilities arising from contingencies regarding ongoing HLSS matters (Note 14).

(E)	Contingencies for HLSS class action law suits had not been recognized at the acquisition date as the criteria in ASC No. 450 had not been met (Note 14).

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

Contingent Payment to the Acquiree’s Employees

New Residential identified both retention bonus and severance arrangements for the HLSS employees. Retention bonus payments are triggered by a change in control and continued employment for a specified period post-acquisition. As future service is required, retention bonus payments totaling approximately $3.2 million have been recognized in General and administrative expenses in New Residential’s statement of income for the year ended December 31, 2015.

Severance is triggered by a change in control and termination without cause by New Residential within a specified period post-acquisition. As the second trigger represents an action by New Residential as the acquirer, a total amount of approximately $2.8 million has been recognized in General and administrative expenses in New Residential’s statement of income for the year ended December 31, 2015.

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

Unaudited Supplemental Pro Forma Financial Information - The following table presents unaudited pro forma combined Interest income and Income Before Income Taxes for the years ended December 31, 2015 and 2014 prepared as if the HLSS Acquisition had been consummated on January 1, 2014.

	Year Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
Pro Forma
Interest income	$731,660	$744,363
Income Before Income Taxes	322,365	647,058

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the HLSS Acquisition occurred on January 1, 2014.

New Residential’s Consolidated Statements of Income include interest income and income before income taxes of HLSS since the April 6, 2015 acquisition of $282.3 million and $131.5 million, respectively.

Relationship with Ocwen

HLSS and HLSS Holdings, LLC (a subsidiary of HLSS acquired by New Residential in the HLSS Acquisition) entered into a mortgage servicing rights purchase agreement (the “Ocwen Purchase Agreement”) with Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), which remains in effect following the HLSS Acquisition. Pursuant to the Ocwen Purchase Agreement, HLSS and HLSS Holdings purchased, among other things, the rights to certain servicing fees under MSRs in respect of private label securitization transactions, associated servicer advances and other related assets from Ocwen from time to time. The specific terms of any acquisition of such assets are documented pursuant to separate sale supplements to the Ocwen Purchase Agreement executed by the parties from time to time (each a “Sale Supplement” and together, the “Sale Supplements”). As of March 31, 2015, the UPB of the mortgage loans in respect of the related MSRs equaled $156.4 billion. Ocwen consented to HLSS’s assignment of its rights and interests in connection with the HLSS Acquisition.

Because Ocwen is the servicer of the loans underlying the MSRs related to the transactions contemplated by the Ocwen Purchase Agreement, New Residential pays Ocwen a monthly base fee pursuant to the applicable Sale Supplement relating to the applicable MSRs equal to 12% of the servicing fees collected thereon in any given month. This monthly base fee payable to Ocwen is expressed as a percentage of the servicing fees actually collected in any given month, which varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. Ocwen also receives a performance-based incentive fee to the extent the servicing fee revenue that it collects for any given month exceeds the sum of the monthly base fee and a portion of the servicing fee economics retained by New Residential. The performance-based incentive fee payable in any month is reduced if the advance ratio exceeds a predetermined level for that month. If the advance ratio is exceeded in any month, any performance-based incentive fee payable for such month will be reduced by 1-month LIBOR plus 2.75% (or 275 basis points) per annum of the amount of any such excess servicer advances.

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

The Ocwen Purchase Agreement provides that New Residential will purchase from Ocwen servicer advances arising under specified servicing agreements as the servicer advances arise. The purchase price payable by New Residential for such servicer advances is equal to the outstanding balance thereof. As of April 6, 2015, the outstanding balance of servicer advances acquired from Ocwen equaled $5.6 billion.

In addition, the Ocwen Purchase Agreement contemplates that New Residential may cause Ocwen to use commercially reasonable efforts to transfer servicing of the related mortgage loans to a third-party servicer upon the occurrence of various termination events. Certain termination events may have occurred under the Ocwen Purchase Agreement because of downgrades in certain of Ocwen’s servicer ratings but New Residential has agreed, subject to certain limitations, not to cause Ocwen to use commercially reasonable efforts to transfer servicing of the related mortgage loans to a third-party servicer with respect to such downgrades before April 6, 2017.

The Ocwen Purchase Agreement and Sale Supplements include various Ocwen warranties, representations and indemnifications relating to Ocwen’s performance of its duties as servicer.

Pursuant to an amendment to the Ocwen Purchase Agreement executed in connection with the consummation of the HLSS Acquisition, such Ocwen Purchase Agreement and the related Sale Supplements were amended, among other things, to (i) obtain Ocwen’s consent to the assignment by HLSS of its interest under the Ocwen Purchase Agreement and each Sale Supplement thereto, (ii) provide that HLSS Holdings will not direct the replacement of Ocwen as servicer before April 6, 2017 except under the circumstances described in the amendment, (iii) extend the scheduled term of Ocwen’s servicing appointment under each Sale

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Supplement until the earlier of eight years from the date of the related Sale Supplement and April 30, 2020 (subject to an agreement to commence negotiating in good faith for an extension of the contract term no later than six months prior to the end of the applicable term) unless certain servicer ratings thresholds are not met on the six year anniversary of the related Sale Supplement, in which case the related term would expire on such anniversary, and (iv) provide that Ocwen will reimburse HLSS Holdings, subject to specified limits, for certain increased costs resulting from further Standard & Poor’s Rating Services (S&P) servicer rating downgrades of Ocwen. Through December 31, 2015, New Residential has accrued $14.5 million in connection with clause (iv), which is included in Other Income, and which was received in October 2015. In addition, pursuant to such amendment Ocwen agreed to sell to New Residential the economic beneficial rights to any right of optional termination or “clean-up call” of any trust related to any servicing agreement in respect of certain servicing fees New Residential acquired from HLSS and to exercise such rights only at New Residential’s direction. New Residential agreed to pay to Ocwen a fee in an amount equal to 0.50% of the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay costs and expenses of Ocwen in connection with any such exercise. Optional termination or clean up call rights generally may not be exercised until the outstanding principal balance of securitized loans is reduced to a specified balance.

HLSS Management, LLC (a subsidiary of HLSS acquired by New Residential in the HLSS Acquisition) has a professional services agreement with Ocwen that enables HLSS to provide certain services to Ocwen and for Ocwen to provide certain services to HLSS Management, LLC which remains in effect following the HLSS Acquisition. Services provided by New Residential under this agreement may include valuation and analysis of MSRs, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement may include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

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

To assess whether New Residential has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, New Residential considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. To assess whether New Residential has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, New Residential considers all of its economic interests and applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

New Residential has determined that, under the ASU 2015-02, Consolidation, the Buyer (Note 6) should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group do not have the right to direct activities that most significantly impact the entity’s economic performance. Under the VIE model, New Residential’s consolidated subsidiary, as the managing member, has both 1) the power to direct the activities of the Buyer and 2) holds a significant variable interest through its equity investment and therefore, meets the primary beneficiary criterion and continues to consolidate the Buyer. The Buyer’s summary balance sheet is included in Note 6.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

New Residential’s investments in Non-Agency RMBS (Note 7) are variable interests. New Residential monitors these investments and analyzes the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. New Residential has not consolidated the securitization entities that issued its Non-Agency RMBS. This determination is based, in part, on New Residential’s assessment that it does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as through ownership of a majority of the currently controlling class. In addition, New Residential is not obligated to provide, and has not provided, any financial support to these entities.

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

Correction of the Financial Statements

New Residential determined during the second quarter of 2015 that purchases and sales of residential mortgage loans classified as held-for-sale upon acquisition that had been reported on the consolidated statements of cash flows as cash flows from investing activities should have been reported as operating activities.

New Residential has corrected the previously presented consolidated statement of cash flows for these loans. The effects of the adjustment on the presentation for the years ended December 31, 2014 and 2013 was to move $1.3 billion and $0.0 million, respectively, of gross cash inflows and $1.6 billion and $0.0 million, respectively, of gross cash outflows from investing activities to operating activities. New Residential has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not materially misstate the previously issued financial statements.

Risks and Uncertainties — In the normal course of business, New Residential encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment speeds, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying New Residential’s investments. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information. Furthermore, for each of the periods presented, a significant portion of New Residential’s assets are dependent on Nationstar’s ability to perform its obligations as the servicer of residential mortgage loans underlying New Residential’s investments in Excess MSRs, servicer advances, Non-Agency RMBS and residential mortgage loans. If Nationstar is terminated as the servicer, New Residential’s right to receive its portion of the cash flows related to interests in MSRs is also

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

terminated. New Residential is similarly dependent on OneMain as the servicer of the loans underlying its investment in the Consumer Loan Companies (Note 9) and on Ocwen subsequent to the HLSS Acquisition (Note 1).

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

method is used to determine the excess (or deficiency) of net proceeds over the net carrying value of such security recognized as a realized gain (or loss) in the period of settlement.

Investments in Residential Mortgage Loans and REO - New Residential evaluates the credit quality of its loans, as of the acquisition date, for evidence of credit quality deterioration. Loans with evidence of credit deterioration since their origination, and where it is probable that New Residential will not collect all contractually required principal and interest payments, are Purchased Credit Deteriorated (“PCD “) loans. At acquisition, New Residential aggregates PCD loans into pools based on common risk characteristics and the aggregated loans are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows. The excess of the total cash flows (both principal and interest) expected to be collected over the carrying value of the PCD loans is referred to as the accretable yield. This amount is not reported on New Residential’s Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated life of the pool of loans.

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

Real estate owned (“REO”) assets are those individual properties acquired by New Residential or where New Residential receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). New Residential measures REO assets at the lower of cost or fair value, with valuation changes recorded in other income or impairment, as applicable.

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

Impairment of Loans - To the extent that they are classified as held-for-investment, New Residential must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that New Residential will be unable to collect all amounts due according to the contractual terms of the loan, or for PCD loans, when it is deemed probable that New Residential will be unable to collect as anticipated. Upon determination of impairment, New Residential establishes an allowance for loan losses with a corresponding charge to earnings.

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

estimate provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required in determining impairment and in estimating the resulting loss allowance.

For PCD loans, New Residential estimates the total cash flows expected to be collected over the remaining life of each pool. Probable decreases in expected cash flows trigger the recognition of impairment. Impairments are recognized through the provision for loans and an increase in the allowance for loan losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCD loans, are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. New Residential’s ability to recognize interest income on nonaccrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

Loans held-for-sale are subject to the nonaccrual policy described above, however, as loans held-for-sale are recognized at the lower of cost or fair value, New Residential’s allowance for loan losses and charge-off policies do not apply to these loans.

Accretion and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Accretion of servicer advance interest income	$352,316	$190,206	$4,421
Accretion of excess mortgage servicing rights income	134,565	49,180	40,921
Accretion of net discount on securities and loans(A)	65,925	47,793	14,676
Amortization of deferred financing costs	(26,036)	(8,771)	(768)
Amortization of discount on notes payable	(1,472)	—	—
	$525,298	$278,408	$59,250

(A)    Includes accretion of the accretable yield on PCD loans.

Other Income (Loss), Net — This item is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Unrealized gain (loss) on derivative instruments	$(5,957)	$(13,037)	$1,820
Unrealized gain (loss) on other ABS	879	—	—
Gain (loss) on transfer of loans to REO	2,065	17,489	—
Fee earned on deal termination	—	5,000	—
Gain on Excess MSR recapture agreements	2,999	1,157	—
Other income (loss)	2,984	20	—
	$2,970	$10,629	$1,820

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Gain (loss) on settlement of investments, net — This item is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Gain (loss) on sale of real estate securities, net	$13,096	$65,701	$52,657
Gain (loss) on sale of residential mortgage loans, net	33,335	—	—
Gain (loss) on settlement of derivatives	(44,563)	(36,210)	—
Gain (loss) on liquidated residential mortgage loans	(360)	3,645	—
Gain (loss) on sale of REO	(10,742)	(3,686)	—
Other gains (losses)	(7,973)	6,037	$—
	$(17,207)	$35,487	$52,657

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

Investments in Residential Mortgage Loans — Residential mortgage loans for which New Residential has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Performing loans held-for-investment are presented at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-down for impaired loans. PCD loans held-for-investment are initially recorded at their purchase price at acquisition and are subsequently measured net of any allowance for loan losses. To the extent that the loans are classified as held-for-investment, New Residential periodically evaluates such loans for possible impairment as described in “—Impairment of Loans.”

Loans which New Residential does not have the intent or the ability to hold into the foreseeable future are considered held-for-sale and are carried at the lower of their amortized cost basis or fair value. New Residential discontinues the accretion of discounts or amortization of premiums on loans if they are reclassified from held-for-investment to held-for-sale.

Cash and Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

institutions exceed insured limits. As of December 31, 2015 and 2014, New Residential held $93.8 million and $29.4 million, respectively, of restricted cash related to the financing of the Servicer Advances (Note 6) that has been pledged to the note holders for interest and fees payable. As of December 31, 2015, New Residential also held $0.9 million of restricted cash related to financing requirements of the Secured Corporate Note.

Derivatives — New Residential financed certain investments with the same counterparty from which it purchased those investments, and accounted for the contemporaneous purchase of the investments and the associated financings as “linked transactions” prior to January 1, 2015. Accordingly, New Residential recorded a non-hedge derivative instrument on a net basis, with changes in market value recorded as “—Other Income” in the Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, New Residential presented the linked transactions on a gross basis with the related asset purchased reflected as an investment activity and the related financing as a financing activity. New Residential also entered into various economic hedges, as further described in Note 10, that are marked to fair value on a periodic basis through “—Other Income.”

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

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2015	2014		2015	2014
Margin receivable, net	$54,459	$59,021	Interest payable	$18,268	$7,857
Other receivables(A)	10,893	1,797	Accounts payable	18,650	28,059
Principal paydown receivable	795	3,595	Derivative liabilities	13,443	14,220
Receivable from government agency(B)	68,833	9,108	Current taxes payable	1,573	2,349
Call rights	414	3,728	Other liabilities	6,112	20
Interest receivable	36,963	8,658		$58,046	$52,505
Ginnie Mae EBO servicer advance receivable, net(C)	49,725	—
Other assets(D)	14,675	9,516
	$236,757	$95,423

(A)	Primarily includes a receivable from Ocwen related to their servicer rating downgrade, claims receivable related to reverse mortgage loans and receivables related to residual securities owned.

(B)	Represents claims receivable from FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

(C)	Represents an HLSS loan to a counterparty collateralized by servicer advances on Ginnie Mae EBO loans.

(D)	Primarily includes prepaid taxes and other prepaid expenses.

New Residential’s subsidiary, NRZ Insurance (Note 11), is a member of FHLBC. As a condition of its FHLBC membership, NRZ Insurance is required to maintain a FHLBC stock investment, both for membership and for the level of advances, if any, from the FHLB to NRZ Insurance. New Residential accounts for its $2.8 thousand investment in FHLBC stock as a cost method investment included in Other Assets. This stock can only be redeemed or sold at its par value, and only to the FHLBC.

Repurchase Agreements and Notes Payable — New Residential’s repurchase agreements are generally short-term debt that expire within one year. Such agreements and notes payable are carried at their contractual amounts, as specified by each repurchase or financing agreement, and generally treated as collateralized financing transactions.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The standard clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The standard also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The ASU was effective for New Residential in the first quarter of 2015. New Residential has adopted the new guidance and has determined there was no impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The standard provides guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. A mortgage loan is to be derecognized and a separate other receivable is to be recognized upon foreclosure in the amount of the loan balance (principal and interest) expected to be recovered from the guarantor if (1) the loan has a government

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The ASU is effective in the first quarter of 2015 and early adoption was permitted.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. ASU No. 2015-02 is effective for New Residential in the first quarter of 2016.  Early adoption was permitted. New Residential adopted this new guidance in the fourth quarter of 2015 and it did not have an impact on its consolidated financial statements, other than the addition of certain disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard amends the balance sheet presentation requirements for debt issuance costs such that they are no longer recognized as deferred charges but are rather presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for New Residential in the first quarter of 2016. Early adoption is permitted. New Residential has adopted ASU No. 2015-03 in June 2015 and has determined that the adoption of ASU No. 2015-03 resulted in an immaterial reclassification of its Deferred Financing Costs, Net to an offset of its Notes Payable (Note 11).

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. The standard requires that an acquirer in a business combination recognize adjustments to provisional amounts in the purchase price allocation that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for New Residential in the first quarter of 2016. Early adoption was permitted. New Residential adopted this new guidance in the fourth quarter of 2015 and applied it prospectively.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for New Residential in the first quarter of 2018. Early adoption is generally not permitted. An entity should apply ASU No. 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

3. SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in servicer advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the allocation of management fees by Newcastle until the spin-off on May 15, 2013, (iii) the management fees and incentive compensation related to the Management Agreement, (iv) corporate cash and related interest income and (v) secured corporate loans and related interest expense during the periods outstanding. Securities owned by New Residential (Note 7) that are collateralized by servicer advances are included in the Servicer Advances segment.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2015
Interest income	$134,565	$354,616	$110,123	$43,180	$1	$2,587	$645,072
Interest expense	11,625	216,837	18,230	21,510	1,615	4,196	274,013
Net interest income (expense)	122,940	137,779	91,893	21,670	(1,614)	(1,609)	371,059
Impairment	—	—	5,788	18,596	—	—	24,384
Other income	72,802	(53,426)	(33,604)	15,405	43,954	(3,102)	42,029
Operating expenses	1,101	14,316	1,227	13,415	228	87,536	117,823
Income (Loss) Before Income Taxes	194,641	70,037	51,274	5,064	42,112	(92,247)	270,881
Income tax expense (benefit)	—	(8,127)	—	(3,199)	325	—	(11,001)
Net Income (Loss)	$194,641	$78,164	$51,274	$8,263	$41,787	$(92,247)	$281,882
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$18,407	$—	$—	$—	$(5,161)	$13,246
Net income (loss) attributable to common stockholders	$194,641	$59,757	$51,274	$8,263	$41,787	$(87,086)	$268,636

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
December 31, 2015
Investments	$1,798,738	$7,857,841	$2,070,834	$1,157,433	$—	$—	$12,884,846
Cash and cash equivalents	18,507	95,686	42,984	13,262	6,359	73,138	249,936
Restricted cash	878	93,824	—	—	—	—	94,702
Derivative assets	—	2,689	—	—	—	—	2,689
Other assets	34	198,962	1,600,091	106,330	1,767	53,365	1,960,549
Total assets	$1,818,157	$8,249,002	$3,713,909	$1,277,025	$8,126	$126,503	$15,192,722
Debt	$182,978	$7,550,680	$2,513,538	$1,004,980	$40,446	$—	$11,292,622
Other liabilities	2,277	18,153	740,392	14,382	459	137,857	913,520
Total liabilities	185,255	7,568,833	3,253,930	1,019,362	40,905	137,857	12,206,142
Total equity	1,632,902	680,169	459,979	257,663	(32,779)	(11,354)	2,986,580
Noncontrolling interests in equity of consolidated subsidiaries	—	190,647	—	—	—	—	190,647
Total New Residential stockholders’ equity	$1,632,902	$489,522	$459,979	$257,663	$(32,779)	$(11,354)	$2,795,933
Investments in equity method investees	$217,221	$—	$—	$—	$—	$—	$217,221

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2014
Interest income	$49,180	$190,206	$60,208	$47,262	$—	$1	$346,857
Interest expense	1,294	110,968	12,689	11,073	4,184	500	140,708
Net interest income (expense)	47,886	79,238	47,519	36,189	(4,184)	(499)	206,149
Impairment	—	—	1,391	9,891	—	—	11,282
Other income	100,052	83,828	14,589	30,759	145,860	—	375,088
Operating expenses	713	2,183	10,012	12,688	917	78,386	104,899
Income (Loss) Before Income Taxes	147,225	160,883	50,705	44,369	140,759	(78,885)	465,056
Income tax expense	—	20,806	—	2,059	92	—	22,957
Net Income (Loss)	$147,225	$140,077	$50,705	$42,310	$140,667	$(78,885)	$442,099
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$89,222	$—	$—	$—	$—	$89,222
Net income (loss) attributable to common stockholders	$147,225	$50,855	$50,705	$42,310	$140,667	$(78,885)	$352,877

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
December 31, 2014
Investments	$748,609	$3,270,839	$2,463,163	$1,236,210	$—	$—	$7,718,821
Cash and restricted cash	—	59,383	43,728	7,757	—	102,117	212,985
Restricted cash	—	29,418	—	—	—	—	29,418
Derivative assets	—	194	32,091	312	—	—	32,597
Other assets	—	10,206	69,980	14,159	609	469	95,423
Total assets	$748,609	$3,370,040	$2,608,962	$1,258,438	$609	$102,586	$8,089,244
Debt	$—	$2,885,784	$2,246,651	$925,418	$—	$—	$6,057,853
Other liabilities	215	25,467	17,511	24,141	195	113,937	181,466
Total liabilities	215	2,911,251	2,264,162	949,559	195	113,937	6,239,319
Total equity	748,394	458,789	344,800	308,879	414	(11,351)	1,849,925
Noncontrolling interests in equity of consolidated subsidiaries	—	253,836	—	—	—	—	253,836
Total New Residential stockholders’ equity	$748,394	$204,953	$344,800	$308,879	$414	$(11,351)	$1,596,089
Investments in equity method investees	$330,876	$—	$—	$—	$—	$—	$330,876

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2013
Interest income	$40,921	$4,421	$39,533	$2,650	$—	$42	$87,567
Interest expense	—	3,901	10,876	—	—	247	15,024
Net interest income	40,921	520	28,657	2,650	—	(205)	72,543
Impairment	—	—	4,993	461	—	—	5,454
Other income	103,675	—	52,645	1,832	82,856	—	241,008
Operating expenses	215	2,077	312	357	2,076	37,437	42,474
Income (Loss) Before Income Taxes	144,381	(1,557)	75,997	3,664	80,780	(37,642)	265,623
Income tax expenses	—	—	—	—	—	—	—
Net Income (Loss)	$144,381	$(1,557)	$75,997	$3,664	$80,780	$(37,642)	$265,623
Noncontrolling interests in income of consolidated subsidiaries	$—	$(326)	$—	$—	$—	$—	$(326)
Net income (loss) attributable to stockholders	$144,381	$(1,231)	$75,997	$3,664	$80,780	$(37,642)	$265,949

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2013	$324,151	$—	$—	$324,151
Purchases	85,735	8,378	—	94,113
Interest income	49,143	37	—	49,180
Other income	1,157	—	—	1,157
Proceeds from repayments	(92,483)	—	—	(92,483)
Change in fair value	41,373	242	—	41,615
Balance as of December 31, 2014	409,076	8,657	—	417,733
Transfers from indirect ownership	98,258	—	—	98,258
Purchases	254,149	—	917,078	1,171,227
Interest income	66,039	180	68,346	134,565
Other income	2,999	—	—	2,999
Proceeds from repayments	(131,621)	(1,291)	(148,996)	(281,908)
Change in fair value(C) (D)	(596)	(2,239)	41,478	38,643
Balance as of December 31, 2015	$698,304	$5,307	$877,906	$1,581,517

(A)	Specialized Loan Servicing LLC (“SLS”). See Note 6 for a description of the SLS Transaction.

(B)	Ocwen services the loans underlying the Excess MSRs and Servicer Advances acquired from HLSS (Note1).

(C)
In 2015, New Residential recorded a cumulative positive prior period adjustment of $4.2 million on its Excess MSR investments serviced by Nationstar resulting from adjustments to certain modeling assumptions.

(D)
In the fourth quarter of 2015, New Residential recorded a change in estimate in the calculation of fair value of $41.5 million on its Excess MSR investments serviced by Ocwen resulting from adjustments to certain modeling assumptions.

Nationstar, SLS, or Ocwen, as applicable, as servicer, performs all servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	December 31, 2015
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$93,441,696	32.5% - 66.7%	0.0% - 40.0%	20.0% - 35.0%	5.8	$335,478	$378,083
Recapture Agreements	—	32.5% - 66.7%	0.0% - 40.0%	20.0% - 35.0%	12.0	36,627	59,118
	93,441,696				6.4	372,105	437,201

Non-Agency(D)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$94,923,975	33.3% - 80.0%	0.0% - 50.0%	0.0% - 33.3%	5.2	$210,691	$250,662
Recapture Agreements	—	33.3% - 80.0%	0.0% - 50.0%	0.0% - 33.3%	12.3	14,130	15,748
Ocwen Serviced Pools	141,002,300	100.0%	—%	—%	6.2	836,428	877,906
	235,926,275				6.1	1,061,249	1,144,316
Total	$329,367,971				6.2	$1,433,354	$1,581,517

	December 31, 2014
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$48,217,901	32.5%-66.7%	0.0%-33.3%	33.3%-35%	5.7	$140,455	$188,733
Recapture Agreements	—	32.5%-66.7%	0.0%-33.3%	33.3%-35%	12.3	8,887	28,786
	48,217,901				6.1	149,342	217,519

Non-Agency(D)
Original and Recaptured Pools	$54,263,857	33.3%-80.0%	0.0%-50.0%	0.0%-33.3%	5.0	$152,763	$189,812
Recapture Agreements	—	33.3%-80.0%	0.0%-50.0%	0.0%-33.3%	11.9	11,291	10,402
	54,263,857				5.5	164,054	200,214
Total	$102,481,758				5.8	$313,396	$417,733

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Excess MSR investments in which New Residential also invested in related Servicer Advances, including the basic fee component of the related MSR, as of December 31, 2015 (Note 6).

Changes in fair value recorded in other income is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Original and Recaptured Pools	$34,936	$35,000	$37,692
Recapture Agreements	3,707	6,615	15,640
	$38,643	$41,615	$53,332

As of December 31, 2015 and 2014, weighted average discount rates of 9.8% and 9.6%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2015	2014
California	26.7%	31.5%
Florida	8.9%	7.7%
New York	7.8%	4.3%
Texas	4.3%	4.2%
New Jersey	4.1%	3.2%
Maryland	3.8%	4.0%
Illinois	3.4%	3.2%
Virginia	3.1%	3.3%
Washington	2.7%	3.6%
Massachusetts	2.7%	2.1%
Other U.S.	32.5%	32.9%
	100.0%	100.0%

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	December 31,
	2015	2014
Excess MSR assets	$421,999	$653,293
Other assets	12,442	8,472
Other liabilities	—	(13)
Equity	$434,441	$661,752
New Residential’s investment	$217,221	$330,876

New Residential’s ownership	50.0%	50.0%

	Year Ended December 31,
	2015	2014	2013
Interest income	$51,811	$67,698	$50,306
Other income (loss)	10,615	46,961	53,964
Expenses	(107)	(99)	(3,585)
Net income	$62,319	$114,560	$100,685

New Residential’s investments in equity method investees changed during the years ended December 31, 2015 and 2014 as follows:

	2015	2014
Balance at beginning of period	$330,876	$352,766
Contributions to equity method investees	—	—
Transfers to direct ownership	(98,258)	—
Distributions of earnings from equity method investees	(37,874)	(53,427)
Distributions of capital from equity method investees	(8,683)	(25,743)
Change in fair value of investments in equity method investees(A)	31,160	57,280
Balance at end of period	$217,221	$330,876

(A)	In 2015, New Residential recorded a cumulative positive prior period adjustment of $2.7 million resulting from adjustments to certain modeling assumptions.

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	December 31, 2015
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$73,058,050	66.7%	50.0%	$275,338	$351,275	5.7
Recapture Agreements	—	66.7%	50.0%	45,421	70,724	11.9
Total	$73,058,050			$320,759	$421,999	6.6

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

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

(D)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

(E)	Excess MSR investments in which New Residential also invested in related Servicer Advances, including the basic fee component of the related MSR as of December 31, 2015 (Note 6).

As of December 31, 2015 and 2014, weighted average discount rates of 9.6% and 9.6%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2015	2014
California	12.9%	23.5%
Florida	7.4%	8.9%
Texas	6.1%	4.8%
New York	5.8%	5.6%
Georgia	5.7%	4.1%
New Jersey	4.3%	3.9%
Illinois	4.0%	3.5%
Maryland	3.2%	3.3%
Virginia	3.2%	3.2%
Pennsylvania	3.1%	2.3%
Other U.S.	44.3%	36.9%
	100.0%	100.0%

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, agreed to purchase the outstanding Servicer Advances on a portfolio of loans, which is a subset of the same portfolio of loans in which New Residential invests in a portion of the Excess MSR (Notes 4 and 5), including the basic fee component of the related MSRs. A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 44.5% interest in the Buyer as of December 31, 2015. As of December 31, 2015, noncontrolling third-party investors, owning the remaining interest in the Buyer have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2015, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $253.2 million and $203.2 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased Servicer Advances from Nationstar, is required to purchase all future Servicer Advances made with respect to certain residential loan pools from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of December 31, 2015 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

As discussed in Note 2, New Residential early adopted the guidance in ASU 2015-02 and, as a result, determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of December 31,
	2015	2014
Assets
Servicer advance investments, at fair value	$2,344,245	$3,186,830
Cash and cash equivalents	40,761	58,983
All other assets	25,092	31,092
Total assets(A)	$2,410,098	$3,276,905
Liabilities
Notes payable	$2,060,347	$2,811,371
All other liabilities	6,111	7,990
Total liabilities(A)	$2,066,458	$2,819,361

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs and all of the Servicer Advances and related basic fee portion of the MSR (the “SLS Advance Fee”) which is serviced by SLS. New Residential continues to evaluate the call rights it purchased from SLS, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. Fortress-managed funds acquired the other 50% of the Excess MSRs. The aggregate purchase price was approximately $229.7 million. The par amount of the total advance commitments for the SLS Transaction was $219.2 million (with related financing of $195.5 million). As of December 31, 2014, the closed portion of the purchase of $93.8 million included $8.4 million for 50% of the Excess MSRs, $83.8 million for Servicer Advances and the SLS Advance Fee (of which $74.3 million was financed as of December 31, 2014), and $1.6 million to fund a portion of the call rights on 57 of the 99 underlying securitization trusts. The remaining portion of the purchase price of $135.9 million included Servicer Advances and the SLS Advance Fee unfunded commitments of approximately $133.8 million that were funded in January 2015 (with approximately $121.2 million of related financing) and $2.1 million to fund the remaining portion

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

of the call rights on 57 of the 99 underlying securitization trusts. SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding Servicer Advances to the UPB of the underlying loans.

On April 6, 2015, New Residential acquired Servicer Advances in connection with the HLSS Acquisition (Note 1).

In April 2015, New Residential acquired the call rights related to an underlying pool of residential mortgage loans from Ocwen. The pool of underlying mortgage loans represents the mortgage loans underlying the Excess MSR and Servicer Advances investments acquired from HLSS (Note 1). New Residential continues to evaluate the call rights it acquired from Ocwen, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions.

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

The following is a summary of the investments in Servicer Advances, including the right to the basic fee component of the related MSRs, made by New Residential:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income for Year then Ended
December 31, 2015
Servicer Advances(C)	$7,400,068	$7,426,794	5.6%	5.5%	4.4	$(57,491)
December 31, 2014
Servicer Advances	$3,186,622	$3,270,839	5.4%	5.8%	4.0	$84,217

(A)	Carrying value represents the fair value of the investments in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes asset-backed securities collateralized by Servicer Advances with an aggregate face amount of $431.0 million and an aggregate carrying value of $430.3 million as of December 31, 2015. See Note 7 for details related to these securities.

The following is additional information regarding the Servicer Advances and related financing:

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes Payable	Gross	Net(B)	Gross	Net
December 31, 2015
Servicer Advances(D)	$220,256,804	$7,578,110	3.4%	$7,058,094	91.2%	90.2%	3.4%	2.6%
December 31, 2014
Servicer Advances(D)	$96,547,773	$3,102,492	3.2%	$2,890,230	91.4%	90.4%	3.0%	2.3%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) which New Residential receives financing on. If New Residential were to include these DSF in

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

the servicer advance balance, gross and net LTV as of December 31, 2015 would be 86.9% and 85.9%, respectively. Also excludes retained non-agency bonds with a current face amount of $175.8 million from the outstanding servicer advances debt. If New Residential were to sell these bonds, gross and net LTV as of December 31, 2015 would be 93.4% and 92.4%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investments in Servicer Advances:

	December 31,
	2015	2014
Principal and interest advances	$2,229,468	$729,713
Escrow advances (taxes and insurance advances)	3,687,559	1,600,713
Foreclosure advances	1,661,083	772,066
Total	$7,578,110	$3,102,492

Interest income recognized by New Residential related to its investments in Servicer Advances was comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Interest income, gross of amounts attributable to servicer compensation	$754,717	$290,309	$6,708
Amounts attributable to base servicer compensation	(97,351)	(26,092)	(2,287)
Amounts attributable to incentive servicer compensation	(305,050)	(74,011)	—
Interest income from investments in Servicer Advances	$352,316	$190,206	$4,421

Others’ interests in the equity of the Buyer is computed as follows:

	December 31,
	2015	2014
Total Advance Purchaser LLC equity	$343,640	$457,545
Others’ ownership interest	55.5%	55.5%
Others’ interest in equity of consolidated subsidiary	$190,647	$253,836

Others’ interests in the Buyer’s net income (loss) is computed as follows:

	Year Ended December 31,
	2015	2014	2013
Net Advance Purchaser LLC income (loss)	$33,180	$159,374	$(517)
Others’ ownership interest as a percent of total(A)	55.5%	56.0%	63.1%
Others’ interest in net income (loss) of consolidated subsidiaries(B)	$18,407	$89,222	(326)

(A)	As a result, New Residential owned 44.5%, 44.0% and 36.9% of the Buyer, on average during the years ended December 31, 2015, 2014 and 2013, respectively.

(B)	Excludes HLSS shareholders’ interests in the net income (loss) of HLSS of $5.2 million during the year ended December 31, 2015.

See Note 11 regarding the financing of Servicer Advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN REAL ESTATE SECURITIES

Agency residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Non-Agency RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate securities were as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	(in millions)		(in millions)
	Agency	Non Agency(A)	Agency	Non Agency
Purchases
Face	$5,140.1	$2,397.9	$1,341.0	$3,187.5
Purchase Price	$5,333.7	$1,288.9	$1,399.0	$1,455.8

Sales
Face	$5,772.5	$476.4	$746.9	$2,004.3
Amortized Cost	$5,997.5	$422.7	$791.3	$1,228.4
Sale Price	$6,007.6	$425.7	$796.4	$1,289.0
Gain on Sale	$10.1	$3.0	$5.1	$60.6

(A)	Purchases include $431.0 million face of servicer advance bonds for a purchase price of $431.0 million.

On December 31, 2015, New Residential sold and purchased $1.5 billion and $0.7 billion face amount of Agency RMBS for $1.5 billion and $0.7 billion, respectively. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trade Receivable and Trades Payable.

New Residential has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans, including REO, contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Note 8 for further details on these transactions.

On March 6, 2014, New Residential agreed to purchase approximately $625.0 million face amount of Non-Agency RMBS for approximately $553.0 million. The purchased securities represented 75% of the mezzanine and subordinate tranches (the “2009-1 Retained Certificates”) of a securitization sponsored by Third Street Funding LLC, an affiliate of OneMain. On May 30, 2014, New Residential sold the 2009-1 Retained Certificates for approximately $598.5 million and recorded a gain of approximately $39.7 million. The purchase and sale of the 2009-1 Retained Certificates is included in the table above.

See Note 10 for a discussion of transactions formerly accounted for as linked transactions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)
December 31, 2015
Agency RMBS(F)(G)	$884,578	$918,633	$183	$(1,218)	$917,598	28	AAA	3.28%	2.75%	6.6	N/A
Non-Agency RMBS(H) (I)	3,533,974	1,579,445	22,964	(18,126)	1,584,283	240	BB+	1.63%	5.03%	6.8	12.1%
Total/Weighted Average	$4,418,552	$2,498,078	$23,147	$(19,344)	$2,501,881	268	A-	2.69%	4.19%	6.7
December 31, 2014
Agency RMBS(F)(G)	$1,646,361	$1,724,329	$18,572	$(2,738)	$1,740,163	104	AAA	3.22%	2.22%	5.0	N/A
Non-Agency RMBS(H)	1,896,150	710,515	15,327	(2,842)	723,000	142	CCC	1.98%	3.37%	6.4	17.3%
Total/Weighted Average	$3,542,511	$2,434,844	$33,899	$(5,580)	$2,463,163	246	A	2.86%	2.83%	5.7

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 89 bonds with a carrying value of $333.0 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $227.4 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding interest-only bonds and servicer advance bonds.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)
The total outstanding face amount was $0.7 billion and $1.0 billion for fixed rate securities and $0.2 billion and $0.6 billion for floating rate securities as of December 31, 2015 and 2014, respectively.

(H)
The total outstanding face amount was $2.3 billion (including $1.7 billion of residual and interest-only notional amount) and $1.0 billion (including $959.1 million of interest-only notional amount) for fixed rate securities and $1.3 billion (including $164.4 million of residual and interest-only notional amount) and $882.4 million (including $130.6 million of residual and interest-only notional amount) for floating rate securities as of December 31, 2015 and 2014, respectively.

(I)
Includes Other ABS consisting primarily of (i) interest-only securities which New Residential elected to carry at fair value and record changes to valuation through the income statement and representing 5.2% of the carrying value of the Non-Agency RMBS portfolio and (ii) bonds backed by servicer advances representing 27.2% of the carrying value of the Non-Agency RMBS portfolio.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Other ABS	$1,522,256	$82,101	$5,227	$(4,348)	$82,980	12	AA+	1.84%	7.11%	4.0	N/A
Servicer Advance Bonds	$431,000	$430,951	$—	$(661)	$430,290	5	AA+	2.69%	2.70%	1.1	N/A
Unrealized losses that are considered other than temporary are recognized currently in earnings. During the year ended December 31, 2015, New Residential recorded OTTI charges of $5.8 million with respect to real estate securities. During the year ended December 31, 2014, New Residential recorded OTTI of $1.4 million. During the year ended December 31, 2013, New Residential recorded OTTI of $5.0 million, of which $3.8 million was recorded with respect to real estate securities included in the spin-off on May 15, 2013. Based on Newcastle’s analysis of these securities, Newcastle determined it did not have the intent to hold the securities past May 15, 2013. New Residential also recorded OTTI of $1.0 million with respect to real estate securities sold in January 2014 that were in an unrealized loss position as of December 31, 2013 since New Residential determined that it did not have the intent to hold the securities, as well as $0.3 million with respect to expected credit loss related to real estate securities in

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

an unrealized loss position as of December 31, 2013, based on management’s analysis of expected cash flows of these securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of December 31, 2015.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than Twelve Months	$1,697,478	$1,028,088	$(5,028)	$1,023,060	$(14,508)	$1,008,552	127	BBB	2.14%	4.25%	5.9
Twelve or More Months	766,444	192,699	—	192,699	(4,836)	187,863	25	AA+	2.30%	1.72%	5.1
Total/Weighted Average	$2,463,922	$1,220,787	$(5,028)	$1,215,759	$(19,344)	$1,196,415	152	BBB+	2.17%	3.85%	5.7

(A)	This amount represents other-than-temporary impairment recorded on securities that are in an unrealized loss position as of December 31, 2015.

(B)
The weighted average rating of securities in an unrealized loss position for less than twelve months excludes the rating of 51 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2015
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$19,875	$19,875	$(224)	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	172,114	174,049	(4,804)	(1,935)
Non-credit impaired securities	1,004,426	1,021,835	—	(17,409)
Total debt securities in an unrealized loss position	$1,196,415	$1,215,759	$(5,028)	$(19,344)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of December 31, 2015.

(D)
New Residential may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified,

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

New Residential must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

The following table summarizes the activity related to credit losses on debt securities:

	Year Ended December 31,
	2015	2014
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$1,127	$2,071
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	5	568
Additions for credit losses on securities for which an OTTI was not previously recognized	5,782	823
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—	(401)
Reduction for securities sold during the period	(675)	(1,934)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$6,239	$1,127

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	December 31,
	2015		2014
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$1,097,609	35.3%	$779,930	41.1%
Southeastern U.S.	758,167	24.4%	409,755	21.6%
Northeastern U.S.	583,366	18.8%	344,716	18.2%
Midwestern U.S.	335,406	10.8%	190,480	10.0%
Southwestern U.S.	309,236	10.0%	170,829	9.0%
Other(B)	19,189	0.7%	440	0.1%
	$3,102,973	100.0%	$1,896,150	100.0%

(A)	Excludes $431.0 million face amount of bonds backed by servicer advances.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the year ended December 31, 2015, the face amount of these real estate securities was $583.6 million, with total expected cash flows of $502.3 million and a fair value of $329.5 million on the dates that New Residential purchased the respective securities. For those securities acquired during the year ended December 31, 2014, the face amount was $754.6 million, the total expected cash flows were $734.9 million and the fair value was $552.1 million on the dates that New Residential purchased the respective securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and interest-only securities:

	Outstanding Face Amount	Carrying Value
December 31, 2015	$873,763	$504,659
December 31, 2014	$536,342	$414,298

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2015	2014
Beginning Balance	$181,671	$143,067
Adoption of ASU No. 2014-11 (Note 2)	146,741	—
Additions	172,828	189,252
Accretion	(42,800)	(14,035)
Reclassifications from (to) non-accretable difference	(36,326)	20,385
Disposals	(105,593)	(156,998)
Ending Balance	$316,521	$181,671

See Note 11 regarding the financing of real estate securities.

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment:

◦	Reverse Mortgage Loans

◦	Performing Loans

◦	PCD Loans

•	Loans Held-for-Sale (“HFS”)

•	Real Estate Owned (REO)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

See Note 10 for a discussion of transactions formerly accounted for as linked transactions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

December 31, 2015	Outstanding Face Amount	Carrying Value(A)	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(B)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(C)	Weighted Avg. Delinquency(D)	Weighted Average FICO(E)
Loan Type
Reverse Mortgage Loans(F)(G)	$34,423	$19,560	136	10.0%	4.2	21.8%	112.9%	71.3%	N/A
Performing Loans(H)	21,483	19,964	671	9.1%	6.7	17.1%	77.4%	7.5%	626
Purchased Credit Deteriorated Loans (I)	450,229	290,654	2,118	5.5%	2.5	18.7%	115.4%	97.6%	578
Total Residential Mortgage Loans, held-for-investment	$506,135	$330,178	2,925	6.0%	2.8	18.8%	113.6%	92.0%	580

Performing Loans, held-for-sale(H)	$270,585	$277,084	1,838	4.6%	4.9	4.6%	57.0%	—%	702
Non-Performing Loans, held-for-sale(I) (J)	589,129	499,597	3,428	5.9%	2.9	14.5%	104.5%	81.1%	580
Total Residential Mortgage Loans, held-for-sale	$859,714	$776,681	5,266	5.5%	3.5	11.4%	89.6%	55.6%	619

December 31, 2014
Loan Type
Reverse Mortgage Loans(F)(G)	$45,182	$24,965	198	10.2%	3.9	21.4%	108.2%	82.6%	N/A
Performing Loans(H)	24,399	22,873	731	7.9%	5.9	17.4%	72.0%	—%	628
Total Residential Mortgage Loans, held-for-investment	$69,581	$47,838	929	9.4%	4.6	20.0%	95.5%	53.6%	628

Performing Loans, held-for-sale(H)	$403,992	$388,485	5,809	5.6%	7.2	23.0%	85.0%	5.0%	626
Non-Performing Loans, held-for-sale(I)	960,224	737,954	5,025	5.9%	2.6	3.7%	104.0%	90.0%	571
Total Residential Mortgage Loans, held-for-sale	$1,364,216	$1,126,439	10,834	5.8%	4.0	9.4%	98.4%	64.8%	587

(A)	Includes residential mortgage loans with a United States federal income tax basis of $1,204.2 million and $1,159.1 million as of December 31, 2015 and 2014, respectively.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

(C)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(D)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(E)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(F)
Represents a 70% interest New Residential holds in reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.4 million and $0.3 million at December 31, 2015 and 2014, respectively, and 71% and 77% of these loans outstanding at each respective date have reached a termination event. As a result, the borrower can no longer make draws on these loans. Each loan matures upon the occurrence of a termination event.

(G)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(H)
Includes loans that are current or less than 30 days past due at acquisition where New Residential expects to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $12.0 million.

(I)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of December 31, 2015, New Residential has placed all of these loans on nonaccrual status, except as described in (J) below.

(J)	Includes $246.3 million UPB of Ginnie Mae EBO non-performing loans on accrual status as contractual cash flows are guaranteed by the FHA.

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2015	2014
New York	14.5%	12.2%
New Jersey	13.1%	7.0%
California	12.3%	15.0%
Florida	10.7%	6.3%
Illinois	4.3%	4.4%
Maryland	3.5%	3.4%
Massachusetts	3.3%	2.4%
Texas	3.3%	4.1%
Washington	3.2%	3.0%
Pennsylvania	2.8%	3.9%
Other U.S.	29.0%	38.3%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans.

New Residential has exercised its call rights with respect to the following Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans, including REO, contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. The following table summarizes these transactions (dollars in millions).

		Securities Owned Prior		Assets Acquired			Loans Sold (C)		Retained Bonds		Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	UPB	Gain (Loss)	Basis	Type	Loan UPB	Loan Price	REO & Other Price
May 27, 2014	16	$17.4	$12.0	$282.2	$289.4	$—	$233.8	$3.5	N/A	N/A	$48.4	$40.1	$1.3
August 25, 2014	19	15.4	13.1	530.1	536.3	3.0	463.0	7.0	$25.8	Interest-Only	66.4	46.3	3.0
December 26, 2014	25	27.9	24.0	597.1	623.7	—	516.1	0.7	28.9	Interest-Only	81.0	71.7	4.3
June 25, 2015	18	13.7	9.1	369.0	388.8	—	334.5	(2.8)	15.0	Interest-Only	34.5	31.7	1.3
September 25, 2015	7	7.4	4.5	216.3	223.1	1.5	N/A(C)	N/A(C)	N/A(C)	N/A(C)	19.4	17.2	1.5
November 25, 2015	14	3.9	3.0	345.4	351.7	1.2	511.8	2.4	22.0	Interest-Only	29.8	23.4	1.2
December 23, 2015	14	61.4	48.0	309.1	315.1	3.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

(A)
Any related securitization may occur on the same or a subsequent date, depending on market conditions and other factors. Except as otherwise noted in (C) below, there was one securitization associated with each call.

(B)
Price includes par amount paid for all underlying mortgage loans of the trusts, plus the basis of the exercised call rights, plus advances and costs incurred (including MSR Fund Payments, as defined in Note 15) in exercising such call rights.

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. The securitization that occurred in November 2015 primarily included loans from the September 25, 2015 and November 25, 2015 calls, but also included previously acquired loans. The retained assets disclosed for the September 25, 2015 call are net of the related loans sold in the November 2015 securitization. No loans from the December 23, 2015 call had been securitized by December 31, 2015.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Reverse Mortgage Loans

In February 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans. New Residential acquired a 70% interest in the reverse mortgage loans. Nationstar has co-invested on a pari passu basis with New Residential in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

Performing Loans

The following table provides past due information for New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2015
Days Past Due	Delinquency Status(A)
Current	93.5%
30-59	5.9%
60-89	0.3%
90-119(B)	0.1%
120+(C)	0.2%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of reverse mortgage loans and performing loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2013	$33,539	$—
Purchases/additional fundings	—	134,818
Proceeds from repayments	(2,810)	(10,381)
Accretion of loan discount and other amortization(A)	6,501	2,994
Provision for loan losses	(1,111)	(651)
Transfer of loans to other assets	(10,261)	—
Transfer of loans to real estate owned	(947)	—
Transfer of loans to held-for-sale	—	(103,907)
Reversal of valuation provision on loans transferred to other assets	54	—
Balance at December 31, 2014	24,965	22,873
Purchases/additional fundings	988	—
Proceeds from repayments	(687)	(2,918)
Accretion of loan discount and other amortization(A)	5,904	52
Provision for loan losses	(35)	(43)
Transfer of loans to other assets	(11,574)	—
Transfer of loans to real estate owned	(1)	—
Balance at December 31, 2015	$19,560	$19,964

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Activities related to the valuation provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2013	$461	$—
Provision for loan losses(A)	1,111	1,811
Charge-offs(B)	—	(364)
Reversal of valuation provision on loans transferred to other assets	(54)	—
Balance at December 31, 2014	1,518	1,447
Provision for loan losses(A)	35	43
Charge-offs(B)	—	(1,371)
Balance at December 31, 2015	$1,553	$119

(A)
Based on an analysis of collective borrower performance, credit ratings of borrowers, loan-to-value ratios, estimated value of the underlying collateral, key terms of the loans and historical and anticipated trends in defaults and loss severities at a pool level.

(B)
Loans, other than PCD loans, are generally charged off or charged down to the net realizable value of the collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, when available information confirms that loans are uncollectible.

Purchased Credit Deteriorated Loans

New Residential determined at acquisition that the PCD loans acquired would be aggregated into pools based on common risk characteristics (FICO score, delinquency status, collateral type, loan-to-value ratio). Loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows.

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2013	$—
Purchases/additional fundings	749,739
Sales	—
Proceeds from repayments	(20,431)
Accretion of loan discount and other amortization	30,361
Transfer of loans to real estate owned	(21,842)
Transfer of loans to held-for-sale	(737,827)
Balance at December 31, 2014	$—
Purchases/additional fundings	289,664
Sales	—
Proceeds from repayments	—
Accretion of loan discount and other amortization	990
Transfer of loans to real estate owned	—
Balance at December 31, 2015	$290,654

New Residential’s PCD loans were classified as held-for-sale at December 31, 2014 and, therefore, were not subject to the accounting in ASC No. 310-30.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The following is the contractually required payments receivable, cash flows expected to be collected, and fair value at acquisition date for PCD loans acquired during the year ended December 31, 2015:

	Contractually Required Payments Receivable	Cash Flows Expected to be Collected	Fair Value
As of Acquisition Date	717,718	361,717	289,664

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2015	$450,229	$290,654
December 31, 2014	$960,224	$737,954

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2013	$—
Additions	207,231
Accretion	(30,361)
Reclassifications from non-accretable difference(A)	6,836
Disposals(B)	(8,324)
Transfer to held-for-sale(C)	(175,382)
Balance at December 31, 2014	$—
Additions	72,053
Accretion	(990)
Reclassifications from non-accretable difference(A)	—
Disposals(B)	—
Balance at December 31, 2015	$71,063

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Recognition of the accretable yield ceases upon transfer of the PCD loan pools to held-for-sale.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

Balance at December 31, 2013	$—
Purchases(A)	1,577,933
Sales	(1,289,687)
Transfers of loans from linked transactions(B)	4,595
Transfers of loans from held-for-investment(C)	841,734
Proceeds from repayments	(2,413)
Valuation provision on loans(D)	(5,723)
Balance at December 31, 2014	$1,126,439
Purchases(A)	1,695,124
Sales	(1,871,054)
Transfer of loans to other assets	(41,752)
Transfer of loans to real estate owned	(34,139)
Adoption of ASU No. 2014-11(E)	1,831
Proceeds from repayments	(85,698)
Valuation provision on loans(D)	(14,070)
Balance at December 31, 2015	$776,681

(A)	Represents loans acquired with the intent to sell, including loans acquired in the HLSS Acquisition (Note 1).

(B)	Represents loans previously financed with the selling counterparty and previously accounted for as linked transactions that New Residential decided to sell.

(C)	Represents loans not acquired with the intent to sell that New Residential decided to sell.

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including $10.5 million of provision related to the call transaction executed on December 23, 2015.

(E)	Represents loans financed with the selling counterparty that were previously accounted for as linked transactions (Note 10).

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2014	$61,933
Purchases	26,208
Transfer of loans to real estate owned	35,322
Sales	(68,441)
Valuation provision on REO	(4,448)
Balance at December 31, 2015	$50,574

As of December 31, 2015, New Residential had non-performing residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $565.3 million.

In addition, New Residential has recognized $68.8 million in claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim (Note 2) during the year ended December 31, 2015.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

9. INVESTMENTS IN CONSUMER LOANS, EQUITY METHOD INVESTEES

In April 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, OneMain acquired 47% and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. OneMain acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed approximately 73% of the purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes that were subordinate to the debt issued in April 2013. All of these notes were refinanced in October 2014 as described below. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, OneMain became the servicer of the loans and provides all servicing and advancing functions for the portfolio.

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

The following tables summarize the investment in the Consumer Loan Companies held by New Residential:

	December 31,
	2015	2014
Consumer Loan Assets (amortized cost basis)	$1,698,130	$2,088,330
Other Assets	70,469	92,051
Debt	(1,912,267)	(2,411,421)
Other Liabilities	(5,640)	(12,340)
Equity	$(149,308)	$(243,380)
New Residential’s investment	$—	$—
New Residential’s ownership	30.0%	30.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Interest income	$455,479	$534,990	$481,056
Interest expense	(87,000)	(81,706)	(71,639)
Provision for finance receivable losses	(67,935)	(104,921)	(60,619)
Other expenses, net	(60,263)	(74,781)	(67,225)
Change in fair value of debt	—	(14,810)	—
Loss on extinguishment of debt	—	(21,151)	—
Net income	$240,281	$237,621	$281,573
New Residential’s equity in net income through October 3, 2014	$—	$53,840	$82,856
New Residential’s ownership	30.0%	30.0%	30.0%

The following is a summary of New Residential’s consumer loan investments made through equity method investees:

	Unpaid Principal Balance(A)	Interest in Consumer Loan Companies	Carrying Value(B)	Weighted Average Coupon(C)	Weighted Average Yield	Weighted Average Expected Life (Years)(D)
December 31, 2015	$2,094,904	30.0%	$1,698,130	18.2%	18.1%	3.1
December 31, 2014	$2,589,748	30.0%	$2,088,330	18.1%	16.1%	3.6

(A)	Represents the November 30, 2015 and 2014 balances, respectively.

(B)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(C)	Substantially all of the cash flows received on the loans was required to be used to make payments on the notes described above.

(D)	Weighted Average Expected Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

New Residential’s investments in consumer loans, equity method investees changed as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$—	$215,062
Contributions to equity method investees	—	—
Distributions of earnings from equity method investees	—	(53,840)
Distributions of capital from equity method investees	—	(215,062)
Earnings from investments in consumer loan equity method investees	—	53,840
Balance at end of period	$—	$—

	Year Ended December 31,
	2015	2014
Tax withholding payments on behalf of New Residential, treated as non-cash distributions	$585	$609
Distributions in excess of basis, treated as gains, excluding tax withholding payments	$43,369	$91,411

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

10. DERIVATIVES

As of December 31, 2015, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. As of December 31, 2014 and 2013, New Residential’s derivative instruments also included RMBS and non-performing loans accounted for as linked transactions that were not entered into for risk management purposes or for hedging activity. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of December 31, 2015, New Residential held to-be-announced forward contract positions (“TBAs”) of $1.5 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of December 31, 2015, New Residential separately held TBAs of $750.0 million in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential purchased these TBAs during the fourth quarter of 2015, but as the specific securities were not identified as of December 31, 2015, the positions are recorded as derivatives within the Accrued Expenses and Other Liabilities line on the balance sheet. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

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

New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2015	2014
Derivative assets
Real Estate Securities(A)	Derivative assets	$—	$32,090
Non-Performing Loans(A)	Derivative assets	—	312
Interest Rate Caps	Derivative assets	2,689	195
		$2,689	$32,597
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$2,058	$4,985
Interest Rate Swaps	Accrued expenses and other liabilities	11,385	9,235
		$13,443	$14,220

(A)
For December 31, 2014, investments purchased from, and financed by, the selling counterparty that New Residential accounted for as linked transactions are reflected as derivatives. Upon the adoption of ASU No. 2014-11 on January 1, 2015, these transactions are accounted for as secured borrowings.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The following table summarizes notional amounts related to derivatives:

	December 31,
	2015	2014
Non-Performing Loans(A)	$—	$2,931
Real Estate Securities(B)	—	186,694
TBAs, short position(C)	1,450,000	1,234,000
TBAs, long position(C)	750,000	—
Interest Rate Caps(D)	3,400,000	210,000
Interest Rate Swaps(E)	2,444,000	1,107,000

(A)	For December 31, 2014, represents the UPB of the underlying loans of the non-performing loan pools within linked transactions.

(B)	For December 31, 2014, represents the face amount of the real estate securities within linked transactions.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

(D)	Caps LIBOR at 0.50% for $650.0 million of notional, at 0.75% for $2,600.0 million of notional, and at 4.0% for $150.0 million of notional.

(E)	Receive LIBOR and pay a fixed rate.

The following table summarizes gains (losses) recorded in relation to derivatives:

	Year Ended December 31,
	2015	2014	2013
Other income (loss), net
Non-Performing Loans(A)	$—	$(1,149)	$1,831
Real Estate Securities(A)	—	2,336	(11)
TBAs	(2,058)	(4,985)	—
Interest Rate Caps	(1,749)	(4)	—
Interest Rate Swaps	(2,150)	(9,235)	—
	(5,957)	(13,037)	1,820
Gain (loss) on settlement of investments, net
Non-Performing Loans(A)	—	5,609	—
Real Estate Securities(A)	—	43	—
TBAs	(27,142)	(33,638)	—
Interest Rate Caps	(1,180)	—	—
Interest Rate Swaps	(16,241)	(8,400)	—
U.S.T. Short Positions	—	176	—
	(44,563)	(36,210)	—
Total gains (losses)	$(50,520)	$(49,247)	$1,820

(A)
For December 31, 2014, investments purchased from, and financed by, the selling counterparty that New Residential accounted for as linked transactions are reflected as derivatives. Upon the adoption of ASU No. 2014-11 on January 1, 2015, these transactions are accounted for as secured borrowings.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The following table presents both gross and net information about transactions formerly accounted for as linked transactions:

December 31, 2014
Non-Performing Loans
Non-performing loan assets, at fair value(A)	$1,581
Repurchase agreements(B)	(1,269)
312
Real Estate Securities
Real estate securities, at fair value(C)	116,739
Repurchase agreements(B)	(84,649)
32,090
Net assets recognized as linked transactions	$32,402

(A)	Non-performing loans that had a UPB of $2.9 million as of December 31, 2014, which represented the notional amount of the linked transaction and accrued interest.

(B)	Represents carrying amount that approximates fair value.

(C)	Real estate securities that had a current face amount of $186.7 million as of December 31, 2014, which represented the notional amount of the linked transaction.

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	December 31, 2015										December 31, 2014
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,683,305	$1,683,305	Jan-16	0.60%	0.1	$1,673,125	$1,731,758	$1,730,586	0.6	$1,707,602
Non-Agency RMBS(E)	Various	1,333,852	1,333,852	Jan-16 to May-16	1.72%	0.1	3,233,171	1,535,350	1,538,703	7.0	539,049
Residential Mortgage Loans(F)	Various	908,811	907,993	May-16 to Jan-17	2.80%	0.8	1,318,603	1,091,523	1,075,816	3.2	867,334
Real Estate Owned(G) (H)	Various	77,528	77,458	Feb-16 to Jan-17	3.05%	0.9	N/A	N/A	86,911	N/A	35,105
Consumer Loan Investment(I)	Apr-15	40,446	40,446	Apr-16	3.83%	0.3	N/A	N/A	—	3.1	—
Total Repurchase Agreements		4,043,942	4,043,054		1.54%	0.2					3,149,090
Notes Payable
Secured Corporate Note(J)	May-15	184,433	182,978	Apr-17	5.67%	1.3	92,619,325	217,517	261,102	5.1	—
Servicer Advances(K)	Various	7,058,094	7,047,061	Apr-16 to Aug-18	3.39%	1.4	7,578,110	7,400,068	7,426,794	4.4	2,885,784
Residential Mortgage Loans(L)	Oct-15	19,529	19,529	Oct-16	3.08%	0.8	34,423	21,113	19,560	4.2	22,194
Real Estate Owned	—	—	—	—	—%	—	N/A	N/A	—	N/A	785
Total Notes Payable		7,262,056	7,249,568		3.45%	1.3					2,908,763
Total/Weighted Average		$11,305,998	$11,292,622		2.77%	1.0					$6,057,853

(A)	Net of deferred financing costs associated with the adoption of ASU No. 2015-03 (Note 2).

(B)	All debt obligations with a stated maturity of January or February 2016 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $4.8 million of associated accrued interest payable as of December 31, 2015.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.5 billion of related trade and other receivables.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $145.8 million on retained servicer advance bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential have made or intend to make a claim on the FHA guarantee.

(I)	The repurchase agreement bears interest equal to three-month LIBOR plus 3.50% and is collateralized by New Residential’s interest in consumer loans (Note 9).

(J)
The loan bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 5.25%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure this corporate note.

(K)
$2.7 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.7% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

As of December 31, 2015, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

HLSS Servicer Advance Receivables Trust (“HSART”)

On October 1, 2015, an event of default (the “Specified Default”) occurred under the indenture related to certain notes issued by HSART, a wholly-owned subsidiary of New Residential. The Specified Default occurred as a result of (and solely as a result of) Ocwen’s master servicer rating downgrade to “Below Average”, announced by S&P on September 29, 2015. After giving effect to such downgrade, Ocwen ceased to be an “Eligible Subservicer” under the indenture causing the “Collateral Test” under the indenture to not be satisfied. The continuing failure of the Collateral Test as of close of business on October 1, 2015 resulted in the occurrence of the Specified Default. The Specified Default caused $2.5 billion of term notes issued by HSART to become immediately due and payable, without premium or penalty, as of the close of business on October 1, 2015, in accordance with the terms of HSART’s indenture.

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

During the first three quarters of 2015, through their investment manager, certain bondholders (the “HSART Bondholders”) alleged that events of default had occurred under HSART and that, as a result, the HSART Bondholders were due additional interest under the related agreements. In February 2015, in response to such allegations, instead of releasing such amounts to New Residential’s subsidiary that sponsors the HSART transaction entitled thereto, the trustee of HSART began to withhold, monthly, such interest (the “Withheld Funds”) so that such amounts were reserved in the event that it was determined that any of the alleged events of default had occurred. On August 28, 2015, the trustee commenced a legal proceeding requesting instruction from the court regarding the alleged defaults and the disposition of the Withheld Funds.

On October 2, 2015, as described above, the notes held by the HSART Bondholders were repaid in full. On October 14, 2015, the court ruled that no event of default had occurred under HSART, authorized the trustee to release the Withheld Funds and dismissed the legal proceeding. As a result of this ruling, $92.7 million was released from restricted cash accounts related to HSART and became available for unrestricted use by New Residential.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

On October 13, 2015, New Residential entered into a settlement agreement in connection with which a subsidiary of New Residential was liable for a $9.1 million payment to certain HSART Bondholders, which was recorded within General and Administrative Expenses; this agreement did not impact other former or existing bondholders of HSART.

Federal Home Loan Bank of Cincinnati Membership

In November 2015, New Residential’s wholly-owned captive insurance subsidiary, NRZ Insurance Holdings LLC (“NRZ Insurance”), was granted membership to the Federal Home Loan Bank of Cincinnati (“FHLBC”) . The 12 regional Federal Home Loan Banks (“FHLBs”) provide long-term and short-term secured loans, called “advances,” to their members, provided the member meets certain creditworthiness standards, pledges sufficient eligible collateral and complies with its agreements with FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. FHLB members may use a variety of real estate related assets, including residential mortgage loans, Agency RMBS and certain Non-Agency RMBS, as collateral for advances. In January 2016, however, FHFA announced a final rule that will terminate the FHLB memberships of captive insurance companies. Absent the final rule being overturned, or the passage of an amendment to the Federal Home Loan Bank Act permitting captive insurance companies to be members of FHLBs, we do not expect NRZ Insurance to borrow from FHLBC, and NRZ Insurance’s FHLBC membership will terminate in February 2017.

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $4.0 billion of repurchase agreements as of December 31, 2015. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Servicer Advances(A)	Real Estate Securities	Real Estate Loans and REO	Other	Total
Balance at December 31, 2013(B)	$2,390,778	$1,620,711	$22,840	$75,000	$4,109,329
Repurchase Agreements:
Borrowings	—	4,122,434	2,027,301	150,000	6,299,735
Repayments	—	(3,496,494)	(1,124,862)	(150,000)	(4,771,356)
Notes Payable:
Borrowings	5,840,232	—	1,242	—	5,841,474
Retrospective adjustment for the adoption of ASU No. 2015-03 (Note 2)	(4,446)	—	—	—	(4,446)
Repayments	(5,340,780)	—	(1,103)	(75,000)	(5,416,883)
Balance at December 31, 2014(B)	$2,885,784	$2,246,651	$925,418	$—	$6,057,853
Repurchase Agreements:
Borrowings	—	7,649,261	1,915,056	43,158	9,607,475
Modified retrospective adjustment for the adoption of ASU No. 2014-11 (Note 2)	—	84,649	1,306	—	85,955
Repayments	—	(6,963,404)	(1,832,462)	(2,712)	(8,798,578)
Adoption of ASU No. 2015-03 (Note 2)	—	—	(888)	—	(888)
Notes Payable:
Borrowings	10,780,237	—	1,632	852,419	11,634,288
Repayments	(6,612,372)	—	(5,082)	(669,406)	(7,286,860)
Adoption of ASU No. 2015-03 (Note 2)	(6,588)	—	—	(35)	(6,623)
Balance at December 31, 2015	$7,047,061	$3,017,157	$1,004,980	$223,424	$11,292,622

(A)	New Residential net settles daily borrowings and repayments of the Notes Payable on its Servicer Advances.

(B)	Excludes debt related to linked transactions (Note 10).

Maturities

New Residential’s debt obligations as of December 31, 2015 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
2016	$2,754,360	$3,723,952	$6,478,312
2017	3,996,400	462,906	4,459,306
2018	368,380	—	368,380
	$7,119,140	$4,186,858	$11,305,998

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of December 31, 2015:

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans and REO	$2,495,000	$986,339	$1,508,661
Notes Payable
Servicer Advances(A)	Servicer Advances	8,524,183	7,058,094	1,466,089
		$11,019,183	$8,044,433	$2,974,750

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.5% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained non-agency bonds with a current face amount of $175.8 million.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period or a 35% decline over any 3-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. New Residential was in compliance with all of its debt covenants as of December 31, 2015.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires the categorization of the fair value of financial instruments into three broad levels which form a hierarchy based on the transparency of inputs to the valuation.

Level 1 - Quoted prices in active markets for identical instruments.
Level 2 - Valuations based principally on other observable market parameters, including:

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2015 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$329,367,971	$1,581,517	$—	$—	$1,581,517	$1,581,517
Excess mortgage servicing rights, equity method investees, at fair value(A)	73,058,050	217,221	—	—	217,221	217,221
Servicer advances	7,578,110	7,426,794	—	—	7,426,794	7,426,794
Real estate securities, available-for-sale	4,418,552	2,501,881	—	917,598	1,584,283	2,501,881
Residential mortgage loans, held-for-investment	506,135	330,178	—	—	330,433	330,433
Residential mortgage loans, held-for-sale	859,714	776,681	—	—	784,750	784,750
Non-hedge derivatives	3,400,000	2,689	—	2,689	—	2,689
Cash and cash equivalents	249,936	249,936	249,936	—	—	249,936
Restricted cash	94,702	94,702	94,702	—	—	94,702
		$13,181,599	$344,638	$920,287	$11,924,998	$13,189,923
Liabilities:
Repurchase agreements	$4,043,942	$4,043,054	$—	$4,043,942	$—	$4,043,942
Notes payable	7,262,056	7,249,568	—	—	7,260,909	7,260,909
Derivative liabilities	4,644,000	13,443	—	13,443	—	13,443
		$11,306,065	$—	$4,057,385	$7,260,909	$11,318,294

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2014 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$102,481,758	$417,733	$—	$—	$417,733	$417,733
Excess mortgage servicing rights, equity method investees, at fair value(A)	146,257,821	330,876	—	—	330,876	330,876
Servicer advances	3,102,492	3,270,839	—	—	3,270,839	3,270,839
Real estate securities, available-for-sale	3,542,511	2,463,163	—	1,740,163	723,000	2,463,163
Residential mortgage loans, held-for-investment	69,581	47,838	—	—	47,913	47,913
Residential mortgage loans, held-for-sale	1,364,216	1,126,439	—	—	1,140,070	1,140,070
Non-hedge derivatives(B)	399,625	32,597	—	195	32,402	32,597
Cash and cash equivalents	212,985	212,985	212,985	—	—	212,985
Restricted cash	29,418	29,418	29,418	—	—	29,418
		$7,931,888	$242,403	$1,740,358	$5,962,833	$7,945,594
Liabilities
Repurchase agreements	$3,149,090	$3,149,090	$—	$2,246,651	$902,439	$3,149,090
Notes payable	2,913,209	2,908,763	—	822,587	2,092,814	2,915,401
Derivative liabilities	2,341,000	14,220	—	14,220	—	14,220
		$6,072,073	$—	$3,083,458	$2,995,253	$6,078,711

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)	The notional amount for formerly linked transactions consisted of the aggregate UPB amounts of the loans and securities that comprised the asset portion of the linked transaction.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Non-Agency	Servicer Advances	Non-Agency RMBS	Linked Transactions	Total
Balance at December 31, 2013	$144,660	$179,491	$245,399	$107,367	$2,665,551	$570,425	$35,926	$3,948,819
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment (OTTI) on securities(D)	—	—	—	—	—	(927)	—	(927)
Included in change in fair value of investments in excess mortgage servicing rights(D)	24,265	17,350	—	—	—	—	—	41,615
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	40,120	17,160	—	—	—	57,280
Included in change in fair value of investments in Servicer Advances	—	—	—	—	84,217	—	—	84,217
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	60,553	5,652	66,205
Included in other income (loss), net(D)	1,157	—	—	—	—	—	1,187	2,344
Gains (losses) included in other comprehensive income(E)	—	—	—	—	—	8,819	—	8,819
Interest income	22,451	26,729	—	—	190,206	17,713	—	257,099
Purchases, sales and repayments
Purchases/contributions from Newcastle	66,197	27,916	—	—	6,830,266	1,455,996	39,538	8,419,913
Proceeds from sales	—	—	—	—	—	(1,288,980)	(25,240)	(1,314,220)
Proceeds from repayments	(41,211)	(51,272)	(52,901)	(26,269)	(6,499,401)	(100,599)	(9,069)	(6,780,722)
Settlements(F)	—	—	—	—	—	—	(15,592)	(15,592)
Balance at December 31, 2014	$217,519	$200,214	$232,618	$98,258	$3,270,839	$723,000	$32,402	$4,774,850
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Transfers from investments in excess mortgage servicing rights, equity method investees, to investments in excess mortgage servicing rights	—	98,258	—	(98,258)				—
Gains (losses) included in net income
Included in other-than-temporary impairment (OTTI) on securities(D)	—	—	—	—	—	(5,788)	—	(5,788)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(3,080)	41,723	—	—	—	—	—	38,643
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	31,160	—	—	—	—	31,160
Included in change in fair value of investments in Servicer Advances	—	—	—	—	(57,491)	—	—	(57,491)
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	3,061	—	3,061
Included in other income (loss), net(D)	2,852	147	—	—	—	879	—	3,878
Gains (losses) included in other comprehensive income(E)	—	—	—	—	—	(6,701)	—	(6,701)
Interest income	30,742	103,823	—	—	352,316	69,632	—	556,513
Purchases, sales, repayments and transfers
Purchases	254,149	917,078	—	—	20,042,582	1,288,901	—	22,502,710
Proceeds from sales	—	—	—	—	—	(425,761)	—	(425,761)
Proceeds from repayments	(64,981)	(216,927)	(46,557)	—	(16,181,452)	(179,772)	—	(16,689,689)
Other						—		—
De-linked transactions(G)	—	—	—	—	—	116,832	(32,402)	84,430
Balance at December 31, 2015	$437,201	$1,144,316	$217,221	$—	$7,426,794	$1,584,283	$—	$10,809,815

(A)	Includes the recapture agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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

(G)	See Note 10 for a discussion of transactions formerly accounted for as linked transactions.

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

In addition, in valuing the Excess MSRs, management considered the likelihood of Nationstar, SLS or Ocwen being removed as the servicer, which likelihood is considered to be remote.

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The following tables summarize certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees:

	December 31, 2015
	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Speed(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)
Agency
Original Pools	10.7%	3.5%	29.5%	21
Recaptured Pools	7.5%	4.9%	20.0%	20
Recapture Agreement	7.6%	4.9%	20.0%	22
	10.0%	3.8%	27.4%	21
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	12.5%	N/A	10.2%	14
Recaptured Pools	7.5%	N/A	20.0%	20
Recapture Agreement	7.5%	N/A	20.0%	20
Ocwen Serviced Pools	9.3%	N/A	—%	14
	10.0%	N/A	2.6%	14
Total/Weighted Average--Directly Held	10.0%	3.8%	9.5%	16

Held through Equity Method Investees (Note 5)
Agency
Original Pools	12.6%	5.9%	34.3%	19
Recaptured Pools	7.7%	5.0%	20.0%	23
Recapture Agreement	7.7%	4.9%	20.0%	23
Total/Weighted Average--Held through Investees	10.8%	5.6%	29.0%	20

Total/Weighted Average--All Pools	10.2%	4.2%	13.6%	17

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

	December 31, 2014
	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Speed(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)
Agency
Original and Recaptured Pools	11.0%	5.6%	31.6%	22
Recapture Agreement	8.0%	5.0%	19.9%	20
	10.6%	5.5%	30.1%	22
Non-Agency(F)
Original and Recaptured Pools	12.5%	N/A	10.0%	15
Recapture Agreement	8.0%	N/A	20.0%	20
	12.3%	N/A	10.5%	15
Total/Weighted Average--Directly Held	11.4%	5.5%	20.7%	18

Held through Equity Method Investees (Note 5)
Agency
Original and Recaptured Pools	13.3%	6.6%	33.1%	19
Recapture Agreement	8.0%	5.0%	20.0%	23
	12.3%	6.3%	30.6%	20
Non-Agency(F)
Original and Recaptured Pools	13.4%	N/A	10.0%	12
Recapture Agreement	8.0%	N/A	20.0%	20
	13.0%	N/A	10.8%	12
Total/Weighted Average--Held through Investees	12.5%	6.3%	24.6%	17

Total/Weighted Average--All Pools	12.1%	6.2%	23.1%	18

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar or Ocwen, as applicable.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee.

(F)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

As of December 31, 2015 and 2014, weighted average discount rates of 9.8% and 9.6%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

When valuing Excess MSRs, New Residential uses the following criteria to determine the significant inputs:

•
Prepayment Speed: Prepayment speed projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions and loan level factors such as the borrower’s interest rate, FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the projected effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). Management considers historical prepayment experience associated with the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

collateral when determining this vector and also reviews industry research on the prepayment experience of similar loan pools. This data is obtained from remittance reports, market data services and other market sources.

•
Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. Delinquency rate projections are in the form of a “vector” that varies over the expected life of the pool. The delinquency vector specifies the percentage of the unpaid principal balance that is expected to be delinquent each month. The delinquency vector is based on assumptions that reflect macroeconomic conditions, the historical delinquency rates for the pools and the underlying borrower characteristics such as the FICO score and loan-to-value ratio. For the recapture agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by Nationstar, and delinquency experience over the past year. Management believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

•
Recapture Rates: Recapture rates are based on actual average recapture rates experienced by Nationstar on similar mortgage loan pools. Generally, New Residential looks to one year worth of actual recapture rates, which management believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions. Recapture rate projections are in the format of a “vector” that varies over the expected life of the pool. The recapture vector specifies the percentage of the refinanced loans that have been recaptured within the pool by the servicer. The recapture vector takes into account the nature and timeline of the relationship between the borrowers in the pool and the servicer, the customer retention programs offered by the servicer and the historical recapture rates.

•
Excess Mortgage Servicing Amount: For existing mortgage pools, excess mortgage servicing amount projections are based on the actual total mortgage servicing amount in excess of a base fee. For loans expected to be refinanced by Nationstar and subject to a recapture agreement, New Residential considers the excess mortgage servicing spread on loans recently originated by Nationstar over the past three months and other general market considerations. Management believes this time period provides a reasonable sample for projecting future excess mortgage servicing amounts while taking into account current market conditions.

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

In valuing the Servicer Advances, management considered the likelihood of Nationstar, SLS or Ocwen being removed as the servicer, which likelihood is considered to be remote.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

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

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate
December 31, 2015	2.3%	10.4%	17.5%	9.2	bps	5.6%
December 31, 2014	2.1%	12.6%	15.6%	19.4	bps	5.4%

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount excludes the amounts New Residential pays its servicers as a monthly servicing fee.

The valuation of the Servicer Advances also takes into account the performance fee paid to the servicer, which in the case of the Buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as loan-to-value ratio and interest rate, and which in the case of Servicer Advances acquired from HLSS is based partially on future LIBOR estimates. All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment speed, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related Servicer Advances. New Residential uses assumptions that generate its best estimate of future cash flows for each investment in Servicer Advances, including the basic fee component of the related MSR.

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

•
LIBOR: The performance-based incentive fees on both Ocwen-serviced and Nationstar-serviced servicer advance portfolios are driven by LIBOR-based factors. The LIBOR curves used are widely used by market participants as reference rates for many financial instruments.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Real Estate Securities Valuation

New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2015:
Agency RMBS	$884,578	$918,633	$917,598	$—	$917,598	2
Non-Agency RMBS(C)	3,533,974	1,579,445	1,029,981	554,302	1,584,283	3
Total	$4,418,552	$2,498,078	$1,947,579	$554,302	$2,501,881
December 31, 2014:
Agency RMBS	$1,646,361	$1,724,329	$1,740,163	$—	$1,740,163	2
Non-Agency RMBS(C)	1,896,150	710,515	709,346	13,654	723,000	3
Total	$3,542,511	$2,434,844	$2,449,509	$13,654	$2,463,163

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

(B)
Management was unable to obtain quotations from more than one source on these securities. For approximately $228.5 million in 2015 and $13.7 million in 2014, the one source was the party that sold New Residential the security.

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

At December 31, 2015 and 2014, assets measured at fair value on a nonrecurring basis were $292.4 million and $666.6 million, respectively. The $292.4 million of assets include approximately $253.0 million of residential mortgage loans held-for-sale and $39.4 million of REO. The fair value of New Residential’s mortgage loans held-for-sale are estimated based on a discounted cash

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2015
Performing Loans	$50,858	5.0%	4.2	9.2%	2.8%	35.2%
Non-Performing Loans	202,155	5.7%	3.4	2.9%	N/A	19.6%
Total/Weighted Average	$253,013	5.6%	3.6	4.2%		22.7%
December 31, 2014
Performing Loans	$36,613	4.6%	7.5	4.2%	4.2%	40.2%
PCD Loans	573,510	5.7%	2.6	2.9%	N/A	30.9%
Total/Weighted Average	$610,123	5.6%	2.9	3.0%		31.5%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance. Not applicable for PCD Loans that are not 100% in default.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion are generally 20%.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2015 was a reduction of approximately $14.1 million and $4.5 million for loans held-for-sale and REO, respectively.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2014, was a reduction of approximately $4.9 million and $2.4 million for loans held-for-sale and REO, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Residential Mortgage Loans for Which Fair Value is Only Disclosed

The fair value of New Residential’s residential mortgage loans are estimated based on a discounted cash flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing residential mortgage loans:

	Carrying Value	Fair Value	Valuation Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2015
Reverse Mortgage Loans(D)	$19,560	$19,560	$35	10.0%	4.2	N/A	N/A	8.1%
Performing Loans	246,190	248,858	43	4.8%	5.2	6.6%	1.2%	14.3%
Non-Performing Loans	588,096	593,754	N/A	5.4%	2.5	1.4%	N/A	13.1%
Total/Weighted Average	$853,846	$862,172	$78	5.3%	3.3			13.3%
December 31, 2014
Reverse Mortgage Loans(D)	$24,965	$24,965	$1,057	10.2%	3.9	N/A	N/A	5.9%
Performing Loans	374,745	383,689	N/A	4.6%	7.0	5.7%	2.2%	44.9%
Non-Performing Loans	164,444	169,206	N/A	5.5%	2.8	2.3%	N/A	25.8%
Total/Weighted Average	$564,154	$577,860	$1,057	5.1%	5.6			37.6%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

(D)	Carrying value and fair value represent a 70% interest New Residential holds in the reverse mortgage loans.

Derivative Valuation

New Residential financed certain investments with the same counterparty from which it purchased those investments, and formerly accounted for the contemporaneous purchase of the investments and the associated financings as linked transactions (Note 10). The linked transactions were valued on a net basis considering their underlying components, the investment value and the related repurchase financing agreement value, generally determined consistently with the relevant instruments as described in this note. Values of investments in non-performing loans were estimated based on a discounted cash flow analysis using internal pricing models that employed market-based assumptions regarding the timing and amount of expected cash flows primarily based upon the performance of the loan pool and liquidation attributes. The linked transactions, which were categorized as Level 3, were recorded as non-hedge derivative instruments on a net basis.

New Residential enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. New Residential generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are categorized as Level 2.

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
DECEMBER 31, 2015, 2014 and 2013
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

In April 2014, New Residential issued 13,875,000 shares of its common stock in a public offering at a price to the public of $12.20 per share for net proceeds of approximately $163.8 million. One of New Residential’s executive officers participated in this offering and purchased an additional 500,000 shares at the public offering price for net proceeds of approximately $6.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 1,437,500 shares of New Residential’s common stock at a price of $12.20, which had a fair value of approximately $1.4 million as of the grant date. The assumptions used in valuing the options were: a 2.87% risk-free rate, a 12.584% dividend yield, 25.66% volatility and a 10-year term.

In April 2015, New Residential issued the New Residential Acquisition Common Stock in connection with the HLSS Acquisition (Note 1).

In addition, in April 2015, New Residential issued 29,213,020 shares of its common stock in a public offering at a price to the public of $15.25 per share for net proceeds of approximately $436.1 million. One of New Residential’s executive officers participated in this offering and purchased 250,000 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering and the New Residential Acquisition Common Stock issued in the HLSS Acquisition, New Residential granted options to the Manager relating to 5,750,000 shares of New Residential’s common stock at a price of $15.25, which had a fair value of approximately $8.9 million as of the grant date. The assumptions used in valuing the options were: a 2.02% risk-free rate, a 6.71% dividend yield, 24.04% volatility and a 10-year term.

In June 2015, New Residential issued 27.9 million shares of its common stock in a public offering at a price to the public of $15.88 per share for net proceeds of approximately $442.6 million. One of New Residential’s executive officers participated in this offering and purchased 9,100 shares at the public offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 2.8 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $3.7 million as of the grant date. The assumptions used in valuing the options were: a 2.61% risk-free rate, a 7.81% dividend yield, 23.73% volatility and a 10-year term. In addition, the Manager and its employees exercised an aggregate of 6.7 million options and were issued an aggregate of 3.6 million shares of New Residential’s common stock in a cashless exercise, which were sold to third parties in a simultaneous secondary offering.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

An employee of the Manager exercised 107,500 options with a weighted average exercise price of $5.61 on May 7, 2014. Upon exercise, 107,500 shares of common stock of New Residential were issued. Employees of the Manager and one of New Residential’s directors exercised an aggregate of 498,500 options with a weighted average exercise price of $5.62 in August 2014. Upon exercise, 276,037 shares of common stock of New Residential were issued. In December 2014, a former employee of the Manager exercised 42,566 options with a weighted average exercise price of $7.19. Upon exercise, 42,566 shares of common stock of New Residential were issued. In July 2015, one former employee of the Manager exercised an aggregate of 37,500 options with a weighted average exercise price of $7.19 and received 20,227 shares of New Residential’s common stock.

On January 19, 2016, New Residential announced that its board of directors had authorized the repurchase of up to $200 million of its common stock over the next 12 months. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. No share repurchases have been made as of the date of issuance of these consolidated financial statements. The share repurchase program may be suspended or discontinued at any time.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Special Dividend	Total Dividend	Total Amounts Distributed (millions)
June 3, 2013	July 2013	$0.14	$—	$0.14	$17.7
September 18, 2013	October 2013	0.35	—	0.35	44.3
December 17, 2013	January 2014	0.35	0.15	0.50	63.3
March 19, 2014	April 2014	0.35	—	0.35	44.3
June 17, 2014	July 2014	0.35	0.15	0.50	70.6
September 18, 2014	October 2014	0.35	—	0.35	49.5
December 18, 2014	January 2015	0.38	—	0.38	53.7
March 16, 2015	April 2015	0.38	—	0.38	53.7
May 14, 2015	July 2015	0.45	—	0.45	89.5
September 18, 2015	October 2015	0.46	—	0.46	106.0
December 10, 2015	January 2016	0.46	—	0.46	106.0

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2015.

Option Plan

New Residential has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the 10-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. Increases of 8,543,539 and 1,437,500 were made on January 1, 2016 and 2015, respectively. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, the 10.7 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 4,000 shares of common stock. The fair value of such options was not material at the date of grant.

New Residential’s outstanding options were summarized as follows:

	December 31, 2015			December 31, 2014
	Issued Prior to 2011	Issued in 2011- 2015	Total	Issued Prior to 2011	Issued in 2011 - 2014	Total
Held by the Manager	345,720	10,582,860	10,928,580	473,377	8,432,597	8,905,974
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	88,280	1,359,247	1,447,527	125,622	1,700,497	1,826,119
Issued to the independent directors	—	4,000	4,000	1,000	4,000	5,000
Total	434,000	11,946,107	12,380,107	599,999	10,137,094	10,737,093

The following table summarizes New Residential’s outstanding options as of December 31, 2015. The last sales price on the New York Stock Exchange for New Residential’s common stock in the year ended December 31, 2015 was $12.16 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2015	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2015 (millions)
Directors	Various	4,000	4,000	$13.58	$—
Manager(C)	2003 - 2007	434,000	434,000	31.36	—
Manager(C)	2011 - 2012	25,000	25,000	7.19	0.1
Manager(C)	2013	1,936,068	1,936,068	10.98	2.3
Manager(C)	2014	1,437,500	958,333	12.20	—
Manager(C)	2015	8,543,539	2,092,041	15.46	—
Outstanding		12,380,107	5,449,442

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Exercise Prices	Total Unexercised Inception to Date
2004 - 2007	$29.92 to $33.80	88,280
2013	$10.24 to $11.48	1,100,497
2014	$12.20	258,750
Total		1,447,527

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

The following table summarizes activity in our outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2013 outstanding options	10,365,229
Options granted	1,437,500	$12.20
Options exercised(A)	(648,573)	$5.72
Options expired unexercised	(417,063)
December 31, 2014 outstanding options	10,737,093
Options granted	8,543,539	$15.46
Options exercised(A)	(6,734,525)	$7.81
Options expired unexercised	(166,000)
December 31, 2015 outstanding options	12,380,107	See table above

(A)	The 6.7 million and 0.6 million options that were exercised in 2015 and 2014 had an intrinsic value of approximately $59.4 million and $4.5 million, respectively, at the date of exercise.

Income and Earnings Per Share

Net income earned prior to the spin-off is included in additional paid-in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off from Newcastle.

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the years ended December 31, 2015, 2014 and 2013 based on the treasury stock method, New Residential had 2,167,796, 3,092,844 and 2,145,104 dilutive common stock equivalents, respectively.

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

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investment in Servicer Advances (Note 6), as well as HLSS for the period of April 6, 2015 through October 23, 2015.

14. COMMITMENTS AND CONTINGENCIES

Litigation – Following the HLSS Acquisition (see Note 1 for related defined terms), material potential claims, lawsuits, regulatory inquiries or investigations, and other proceedings, of which New Residential is currently aware, are as follows. New Residential has not accrued losses in connection with these legal contingencies because it does not believe there is a probable and reasonably estimable loss. Furthermore, New Residential cannot reasonably estimate the range of potential loss related to these legal contingencies at this time.  However, the ultimate outcome of the proceedings described below may have a material adverse effect on New Residential’s business, financial position or results of operations.

In addition to the matters described below, from time to time, New Residential is or may be involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business.  Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on its financial results.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

New Residential is not aware of any unasserted claims that it believes are material and probable of assertion where the risk of loss is expected to be reasonably possible.

Three putative class action lawsuits have been filed against HLSS and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these lawsuits were consolidated into a single action, which is referred to as the “Securities Action.” On April 28, 2015, lead plaintiffs, lead counsel and liaison counsel were appointed in the Securities Action. On November 9, 2015, lead plaintiffs filed an amended class action complaint. On January 27, 2016, the Securities Action was transferred to the United States District Court for the Southern District of Florida and given the Index No. 16-CV-60165 (S.D. Fla.).

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Securities Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. We intend to vigorously defend the Securities Action and consistent therewith on February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen naming as defendants HLSS and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. On January 8, 2016, two related derivative actions – Hutt v. Erbey, et al., No. 9:15-CV-81709 (S.D. Fla.) and Lowinger v. Erbey, et al., No. 0:15-CV-62628 (S.D. Fla.) – were consolidated with the Sokolowski Action. On February 17, 2016, the court appointed lead counsel and ordered that lead counsel file a consolidated complaint on or before March 8, 2016. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claim that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s MSRs and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others. The Ocwen Derivative Actions seek money damages from HLSS in an amount to be proven at trial. We intend to vigorously defend these lawsuits.

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

On September 15, 2014, the Securities and Exchange Commission (“SEC”) instituted an investigation into HLSS’s restatement of its consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

and disclosures concerning related party transactions (the “HLSS Investigation”). HLSS agreed to resolve such matter by consenting to the entry of a Cease and Desist Order, without admitting or denying that HLSS violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and to a settlement payment of $1.5 million to the SEC. On October 5, 2015, the terms of the settlement were approved and accepted by the SEC.  Pursuant to the HLSS Acquisition Agreement, New Residential acquired substantially all of the assets of HLSS and assumed substantially all of the liabilities of HLSS, including the obligation for the aforementioned settlement payment. The matter giving rise to the HLSS Investigation and related settlement is unrelated to any activities of New Residential.

During the first three quarters of 2015, through their investment manager, the HSART Bondholders alleged that events of default had occurred under a debt issuance (HSART, see Notes 1 and 11) secured by a portion of the Servicer Advances acquired from HLSS and that, as a result, the HSART Bondholders were due additional interest under the related agreements. In February 2015, in response to such allegations, instead of releasing such amounts to the New Residential subsidiary that sponsors the HSART transaction entitled thereto, the trustee of HSART began to withhold, monthly, such Withheld Funds so that such amounts were reserved in the event that it was determined that any of the alleged events of default had occurred. On August 28, 2015, the trustee commenced a legal proceeding requesting instruction from the court regarding the alleged defaults and the disposition of the Withheld Funds.

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

Capital Commitments — As of December 31, 2015, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to December 31, 2015):

Excess MSRs — As of December 31, 2015, New Residential had outstanding capital commitments related to the acquisition of Excess MSRs on portfolios of residential mortgage loans as discussed below. See Notes 4 and 5 for information on New Residential’s investments in Excess MSRs.

On February 4, 2016, New Residential invested the remaining $2.0 million to complete the acquisition of a 66.7% interest in the Excess MSRs on a portfolio of Fannie Mae residential mortgage loans with an aggregate UPB of $17.2 billion. Nationstar agreed to acquire a 33.3% interest in the Excess MSRs. Nationstar as servicer will perform all servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each of the portfolios. Under the terms of these investments, to the extent that any loans in the portfolios are refinanced by Nationstar, the resulting Excess MSRs are shared on a pro rata basis by New Residential and Nationstar, subject to certain limitations.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At December 31, 2015, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — New Residential’s debt obligations contain various customary loan covenants (Note 11).

Certain Tax-Related Covenants — If New Residential is treated as a successor to Newcastle under applicable U.S. federal income tax rules, and if Newcastle fails to qualify as a REIT, New Residential could be prohibited from electing to be a REIT. Accordingly, Newcastle has (i) represented that it has no knowledge of any fact or circumstance that would cause New Residential to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Residential as necessary to enable New Residential to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Residential and its tax counsel with respect to the composition of Newcastle’s income and assets, the composition of its stockholders, and its operation as a REIT; and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service (“IRS”) to the effect that Newcastle’s failure to maintain its REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rule referred to above). Additionally, New Residential covenanted to use its reasonable best efforts to qualify for taxation as a REIT for its taxable year ended December 31, 2013.

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

Effective May 15, 2013, the Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally the equity transferred by Newcastle on the date of the spin-off (Note 13), plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

In addition, effective May 15, 2013, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Newcastle on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Newcastle’s prior performance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

Due to affiliates is comprised of the following amounts:

	December 31,
	2015	2014
Management fees	$6,671	$1,710
Incentive compensation	16,017	54,334
Expense reimbursements and other	1,097	1,380
Total	$23,785	$57,424

Affiliate expenses and fees were comprised of:

	Year Ended December 31,
	2015	2014	2013
Management fees	$33,475	$19,651	$15,343
Incentive compensation	16,017	54,334	16,847
Expense reimbursements(A)	500	500	500
Total	$49,992	$74,485	$32,690

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

New Residential’s board of directors approved a change in the computation of incentive compensation to exclude unrealized gains (or losses) on investments and debt (and any deferred tax impact thereof) as of June 30, 2014. The impact of this change on the six months ended June 30, 2014 was to reduce incentive compensation by $5.5 million.

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

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of December 31, 2015, 64.4% and 34.9% of the UPB of the loans underlying New Residential’s investments in Excess MSRs and Servicer Advances, respectively, was serviced or master serviced by Nationstar. As of December 31, 2015, a total face amount of $2.4 billion of New Residential’s Non-Agency RMBS portfolio and approximately $35.3 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $9.5 billion as of December 31, 2015. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans at par, plus unreimbursed servicer advances, and repay all of the outstanding securitization financing at par, in exchange for a 0.75% (of UPB) fee paid to Nationstar. In connection with New Residential's exercise of certain of these call rights in 2014 and 2015, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2015, New Residential made, or accrued for, MSR Fund Payments in an aggregate amount of approximately $4.4 million. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

therefrom may differ materially from its initial assumptions. As of December 31, 2015, $588.4 million UPB of New Residential’s residential mortgage loans and $24.8 million of New Residential’s REO were being serviced or master serviced by Nationstar. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 5 regarding co-investments with Fortress-managed funds.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Year Ended December 31,
		2015	2014	2013
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of securities	$(13,096)	$(65,701)	$(52,657)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	5,788	1,391	4,993
Total reclassifications		$(7,308)	$(64,310)	$(47,664)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(2,737)	$3,737	$—
State and Local	(1,631)	2,799	—
Total Current Income Tax Expense (Benefit)	(4,368)	6,536	—
Deferred:
Federal	(2,778)	12,853	—
State and Local	(3,855)	3,568	—
Total Deferred Income Tax Expense (Benefit)	(6,633)	16,421	—
Total Income Tax Expense (Benefit)	$(11,001)	$22,957	$—

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2015. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential was a wholly owned subsidiary of Newcastle until May 15, 2013 and, as a qualified REIT subsidiary, was a disregarded entity until such date. As a result, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for the period from January 1, 2013 through May 15, 2013. New Residential distributed 100% of its 2013 and 2014 REIT taxable income by the prescribed dates.

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

unrecognized tax benefits is no longer needed and has reduced the reserve for unrecognized tax benefits to zero as of March 31, 2015. As a result, New Residential recorded a benefit of $2.3 million to the income tax provision as of March 31, 2015.

The decrease in the provision for income taxes for the year ended December 31, 2015 is primarily due to the benefit of $2.3 million from reducing the reserve for unrecognized benefits to zero and a decrease in taxable profits in entities subject to corporate income tax rates.

The difference between New Residential’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2015	2014	2013
Provision at the statutory rate	35.00%	35.00%	35.00%
Non-taxable REIT income	(36.51)%	(31.12)%	(35.00)%
State and local taxes	(1.16)%	0.69%	—%
Other	(1.58)%	0.37%	—%
Total provision	(4.25)%	4.94%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2015	2014
Deferred tax assets:
Servicer Advances	$144,842	$—
Allowance for loan losses	136	962
Unrealized mark to market	468	—
Net operating losses	42,944	2,657
Other	6,330	134
Total deferred tax assets	194,720	3,753
Less valuation allowance	(9,409)	(3,619)
Net deferred tax assets	$185,311	$134

Deferred tax liabilities:
Unrealized	—	(15,248)
Total deferred tax (liability)	$—	$(15,248)

Net deferred tax assets (liability)	$185,311	$(15,114)

As of December 31, 2015, New Residential’s TRSs had approximately $110.2 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. These federal and state net operating loss carryforwards will begin to expire in 2034. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

On April 6, 2015, as a part of the purchase price allocation related to the HLSS Acquisition (Note 1), New Residential recorded an increase to its deferred tax asset of $195.1 million. The deferred tax asset primarily relates to the difference in the book basis and tax basis of New Residential’s investment in Servicer Advances. New Residential believes that such deferred tax asset is more likely than not to be realized and, therefore, no valuation allowance has been recorded against such deferred tax asset as of December 31, 2015.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2015, New Residential recorded a valuation allowance related to certain net operating losses and loan loss reserves as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2013	$493
Increase related to net operating losses and loan loss reserves	3,126
Valuation allowance at December 31, 2014	$3,619
Increase related to net operating losses and loan loss reserves	6,680
Other increase (decrease)	(890)
Valuation allowance at December 31, 2015	$9,409

New Residential records penalties and interest related to uncertain tax positions as a component of income tax expense, where applicable. As of December 31, 2015, New Residential did not accrue interest or penalties related to uncertain tax positions. New Residential does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date. A reconciliation of the unrecognized tax benefits is as follows:

Balance at December 31, 2013	$—
Additions for tax positions of the 2013 tax year	2,258
Balance at December 31, 2014	2,258
Additions for tax positions of current year	—
Other additions (reductions)	(2,258)
Balance at December 31, 2015	$—

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2015	$1.75	92.92%	7.08%	—
2014	$1.58	84.78%	15.22%	—
2013	$0.99	90.01%	9.99%	—

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2015 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On December 10, 2015, New Residential’s board of directors declared a fourth quarter 2015 dividend of $0.46 per common share or $106.0 million, which was paid on January 29, 2016 to stockholders of record as of December 31, 2015.

19. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is an unaudited summary information on New Residential’s quarterly operations.

2015	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$84,373	$178,177	$182,341	$200,181	$645,072
Interest expense	33,979	81,871	77,558	80,605	274,013
Net interest income	50,394	96,306	104,783	119,576	371,059
Impairment
Other-than-temporary impairment (OTTI) on securities	1,071	649	1,574	2,494	5,788
Valuation allowance on loans and real estate owned	977	4,772	(3,341)	16,188	18,596
	2,048	5,421	(1,767)	18,682	24,384
Net interest income after impairment	48,346	90,885	106,550	100,894	346,675
Other income(A)	12,295	37,650	(17,825)	9,909	42,029
Operating Expenses	22,270	34,952	32,902	27,699	117,823
Income Before Income Taxes	38,371	93,583	55,823	83,104	270,881
Income tax expense (benefit)	(3,427)	14,306	(5,932)	(15,948)	(11,001)
Net Income	$41,798	$79,277	$61,755	$99,052	$281,882
Noncontrolling Interests in Income of Consolidated Subsidiaries	$5,823	$4,158	$7,193	$(3,928)	$13,246
Net Income Attributable to Common Stockholders	$35,975	$75,119	$54,562	$102,980	$268,636
Net Income Per Share of Common Stock
Basic	$0.25	$0.37	$0.24	$0.45	$1.34
Diluted	$0.25	$0.37	$0.24	$0.45	$1.32
Weighted Average Number of Shares of Common Stock Outstanding
Basic	141,434,905	200,910,040	230,455,568	230,459,000	200,739,809
Diluted	144,911,309	205,169,099	231,215,235	230,698,961	202,907,605
Dividends Declared per Share of Common Stock	$0.38	$0.45	$0.46	$0.46	$1.75

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except share data)

2014	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$71,490	$92,656	$97,587	$85,124	$346,857
Interest expense	38,997	36,512	33,307	31,892	140,708
Net interest income	32,493	56,144	64,280	53,232	206,149
Impairment
Other-than-temporary impairment (OTTI) on securities	328	615	—	448	1,391
Valuation allowance on loans and real estate owned	164	293	1,134	8,300	9,891
	492	908	1,134	8,748	11,282
Net interest income after impairment	32,001	55,236	63,146	44,484	194,867
Other income(A)	35,050	177,889	122,064	40,085	375,088
Operating Expenses	9,899	29,522	25,311	40,167	104,899
Income Before Income Taxes	57,152	203,603	159,899	44,402	465,056
Income tax expense (benefit)	287	21,395	7,801	(6,526)	22,957
Net Income	$56,865	$182,208	$152,098	$50,928	$442,099
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$8,093	$58,705	$25,726	$(3,302)	$89,222
Net Income Attributable to Common Stockholders	$48,772	$123,503	$126,372	$54,230	$352,877
Net Income Per Share of Common Stock
Basic	$0.39	$0.91	$0.89	$0.38	$2.59
Diluted	$0.38	$0.88	$0.88	$0.38	$2.53
Weighted Average Number of Shares of Common Stock Outstanding
Basic	126,604,510	136,465,454	141,211,580	141,395,307	136,472,865
Diluted	129,919,967	139,668,128	144,166,601	144,294,088	139,565,709
Dividends Declared per Share of Common Stock	$0.35	$0.50	$0.35	$0.38	$1.58

(A)	Earnings from investments in equity method investees is included in other income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financing Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

During the fourth quarter of 2015, the Company implemented additional controls over the review and validation of models used in the acquisition of assets, including an expanded testing and review process and additional documentation requirements, and thereby remediated the material weakness identified in prior quarters.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2015.

Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2015.

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

Exhibit Number	Exhibit Description
4.12
Amendment No. 7, dated as of April 6, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015)

4.13
Amendment No. 8, dated as of May 5, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

4.14
Amendment No. 9, dated as of June 11, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

4.15
Series 2012-VF2 Third Amended and Restated Indenture Supplement, dated as of August 14, 2015, to the to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on August 20, 2015)

4.16
Series 2012-VF3 Third Amended and Restated Indenture Supplement, dated as of August 28, 2015, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on September 3, 2015)

4.17
Amendment No. 1, dated as of October 16, 2015, to the Series 2012-VF3 Third Amended and Restated Indenture Supplement, dated as of August 28, 2015, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on October 22, 2015)

4.18
Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.19
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.20
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.21
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

Exhibit Number	Exhibit Description
4.22
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp.

4.23
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp.

4.24
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp.

10.1	Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 17, 2013)

10.2
Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013)

10.3
Second Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 6, 2014 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014)

10.4
Third Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated May 7, 2015 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.5
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.6	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.7
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

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

Exhibit Number	Exhibit Description
10.47
Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.48
Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

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

February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens	By:	/s/ Michael Nierenberg
Wesley R. Edens		Michael Nierenberg
Chairman of the Board		Director, Chief Executive Officer and President
February 25, 2016		(Principal Executive Officer)
February 25, 2016

By:	/s/ Kevin J. Finnerty	By:	/s/ Nicola Santoro, Jr.
Kevin J. Finnerty		Nicola Santoro, Jr.
Director		Chief Financial Officer and Treasurer
February 25, 2016		(Principal Financial Officer)
February 25, 2016

By:	/s/ Douglas L. Jacobs	By:	/s/ Jonathan R. Brown
Douglas L. Jacobs		Jonathan R. Brown
Director		Chief Accounting Officer
February 25, 2016		(Principal Accounting Officer)
February 25, 2016

By:	/s/ David Saltzman
David Saltzman
Director
February 25, 2016

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director
February 25, 2016

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk tone of the parties if those statements proved to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business—Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

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
4.3
Amended and Restated Indenture among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator, as owner of the rights to the servicing rights and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.4
Series 2013-VF1 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Credit Suisse AG, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.5
Series 2013-VF2 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Natixis, New York Branch, as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.6
Series 2013-VF3 Amended and Restated Indenture Supplement among NRZ Servicer Advance Receivables Trust CS (f/k/a Nationstar Servicer Advance Receivables Trust 2013-CS), as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Advance Purchaser LLC, as administrator and as servicer, Nationstar Mortgage LLC, as subservicer, and as servicer, and Morgan Stanley Bank, N.A., as administrative agent, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

4.7
Seventh Amended and Restated Indenture, dated as of October 23, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp., Barclays Bank PLC, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on October 29, 2015)

4.8
Series 2012-VF1 Second Amended and Restated Indenture Supplement, dated as of August 30, 2013, to the Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013)

4.9
Amendment No. 4, dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on July 17, 2014)

4.10
Amendment No. 5, dated December 5, 2014, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on December 5, 2014)

4.11
Amendment No. 6, dated as of January 15, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC (incorporated by reference to Home Loan Servicing Solutions, Ltd.’s Current Report on Form 8-K filed on January 15, 2015)

4.12
Amendment No. 7, dated as of April 6, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015)

Exhibit Number	Exhibit Description
4.13
Amendment No. 8, dated as of May 5, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

4.14
Amendment No. 9, dated as of June 11, 2015, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement, dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement, dated as of August 30, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Barclays Bank PLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

4.15
Series 2012-VF2 Third Amended and Restated Indenture Supplement, dated as of August 14, 2015, to the to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on August 20, 2015)

4.16
Series 2012-VF3 Third Amended and Restated Indenture Supplement, dated as of August 28, 2015, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on September 3, 2015)

4.17
Amendment No. 1, dated as of October 16, 2015, to the Series 2012-VF3 Third Amended and Restated Indenture Supplement, dated as of August 28, 2015, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014, as amended by Amendment No. 1, dated as of May 5, 2015, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, New Residential Investment Corp. and Wells Fargo Securities LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K filed on October 22, 2015)

4.18
Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.19
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.20
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.21
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.22
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp.

4.23
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp.

Exhibit Number	Exhibit Description
4.24
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp.

10.1	Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 17, 2013)

10.2
Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 1, 2013 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013)

10.3
Second Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated August 6, 2014 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014)

10.4
Third Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated May 7, 2015 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.5
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.6	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.7
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

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
10.35
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.36
Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.37
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.38
Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, filed February 28, 2013)

10.39
Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.40
Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated April 1, 2013 (incorporated by reference to the confidential submission by the Registrant of the draft Registration Statement on Form S-11 on August 19, 2013)

10.41
Amended and Restated Receivables Sale Agreement among Nationstar Mortgage LLC, as initial receivables seller and as servicer, Advance Purchaser LLC, as receivables seller and as servicer, and NRZ Servicer Advance Facility Transferor BC, LLC (f/k/a Nationstar Servicer Advance Facility Transferor, LLC 2013-BC), as depositor, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.42
Amended and Restated Receivables Pooling Agreement between NRZ Servicer Advance Facility Transferor BC, LLC, as depositor, and NRZ Servicer Advance Receivables Trust BC (f/k/a Nationstar Servicer Advance Receivables Trust 2013-BC), as issuer, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

10.43
Registration Rights Agreement, dated as of April 6, 2015, by and between New Residential Investment Corp and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.44
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.45
Third Amended and Restated Receivables Sale Agreement, dated as of March 13, 2013, by and among Ocwen Loan Servicing, LLC, Homeward Residential, Inc., HLSS Holdings, LLC and HLSS Servicer Advance Facility Transferor, LLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

10.46
Second Amended and Restated Receivables Pooling Agreement, dated as of September 13, 2012, by and between HLSS Servicer Advance Facility Transferor, LLC and HLSS Servicer Advance Receivables Trust (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

10.47
Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.48
Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

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