Form 10-Q
period 2016-03-31
New Residential Investment Corp.
filed 2016-05-05
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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
Common stock, $0.01 par value per share: 230,471,202 shares outstanding as of April 28, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Ocwen, OneMain and other third parties;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

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

•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our Excess MSRs;

•	the risk that projected recapture rates on the loan pools underlying our Excess MSRs are not achieved;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets in which we invest and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments on attractive terms, or at all;

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

•
the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, U.S. government programs intended to stabilize the economy, the federal conservatorship of Fannie Mae and Freddie Mac and legislation that permits modification of the terms of residential mortgage loans;

•
our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;

•	our ability to maintain our exclusion from registration under the 1940 Act and the fact that maintaining such exclusion imposes limits on our operations;

•	the risks related to HLSS liabilities that we have assumed;

•	the impact of current or future legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest; and

•	events, conditions or actions that might occur at Ocwen.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,547,004	$1,581,517
Excess mortgage servicing rights, equity method investees, at fair value	209,901	217,221
Servicer advances, at fair value(A)	7,001,004	7,426,794
Real estate securities, available-for-sale	3,441,790	2,501,881
Residential mortgage loans, held-for-investment	324,734	330,178
Residential mortgage loans, held-for-sale	633,160	776,681
Real estate owned	56,402	50,574
Consumer loans, held-for-investment(A)	1,970,565	—
Cash and cash equivalents(A)	258,622	249,936
Restricted cash	170,364	94,702
Trades receivable	1,509,016	1,538,481
Deferred tax asset, net	196,189	185,311
Other assets	253,026	239,446
	$17,571,777	$15,192,722

Liabilities and Equity

Liabilities
Repurchase agreements	$3,973,512	$4,043,054
Notes and bonds payable(A)	8,870,851	7,249,568
Trades payable	1,431,003	725,672
Due to affiliates	5,847	23,785
Dividends payable	106,017	106,017
Accrued expenses and other liabilities	105,551	58,046
	14,492,781	12,206,142

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 230,471,202 and 230,471,202 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,304	2,304
Additional paid-in capital	2,640,893	2,640,893
Retained earnings	154,519	148,800
Accumulated other comprehensive income (loss)	(12,912)	3,936
Total New Residential stockholders’ equity	2,784,804	2,795,933
Noncontrolling interests in equity of consolidated subsidiaries	294,192	190,647
Total Equity	3,078,996	2,986,580
	$17,571,777	$15,192,722

(A)
New Residential’s Condensed Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, the Buyer (Note 6) and the Consumer Loan SPVs (Note 9), which primarily hold investments in servicer advances and consumer loans, respectively, financed with notes and bonds payable. The Buyer’s balance sheet is included in Note 6 and the Consumer Loan SPVs’ balance sheet is included in Note 9. The creditors of the Buyer and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Interest income	$190,036	$84,373
Interest expense	81,228	33,979
Net Interest Income	108,808	50,394

Impairment
Other-than-temporary impairment (OTTI) on securities	3,254	1,071
Valuation and loss provision on loans and real estate owned	6,745	977
	9,999	2,048

Net interest income after impairment	98,809	48,346

Other Income
Change in fair value of investments in excess mortgage servicing rights	7,926	(1,761)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	3,022	4,921
Change in fair value of investments in servicer advances	(31,224)	(7,669)
Gain on consumer loans investment	9,943	10,447
Gain on remeasurement of consumer loans investment	71,250	—
Gain (loss) on settlement of investments, net	(14,500)	14,767
Other income (loss), net	(14,495)	(8,410)
	31,922	12,295

Operating Expenses
General and administrative expenses	12,081	8,560
Management fee to affiliate	10,008	5,126
Incentive compensation to affiliate	1,196	3,693
Loan servicing expense	1,731	4,891
	25,016	22,270

Income Before Income Taxes	105,715	38,371
Income tax expense (benefit)	(10,223)	(3,427)
Net Income	$115,938	$41,798
Noncontrolling Interests in Income of Consolidated Subsidiaries	$4,202	$5,823
Net Income Attributable to Common Stockholders	$111,736	$35,975

Net Income Per Share of Common Stock
Basic	$0.48	$0.25
Diluted	$0.48	$0.25

Weighted Average Number of Shares of Common Stock Outstanding
Basic	230,471,202	141,434,905
Diluted	230,538,712	144,911,309

Dividends Declared per Share of Common Stock	$0.46	$0.38

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Comprehensive income (loss), net of tax
Net income	$115,938	$41,798
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	(19,969)	15,132
Reclassification of net realized (gain) loss on securities into earnings	3,121	(23,626)
	(16,848)	(8,494)
Total comprehensive income	$99,090	$33,304
Comprehensive income attributable to noncontrolling interests	$4,202	$5,823
Comprehensive income attributable to common stockholders	$94,888	$27,481

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016

(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	230,471,202	$2,304	$2,640,893	$148,800	$3,936	$2,795,933	$190,647	$2,986,580
Dividends declared	—	—	—	(106,017)	—	(106,017)	—	(106,017)
SpringCastle Transaction (Note 1)	—	—	—	—	—	—	110,438	110,438
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(11,095)	(11,095)
Comprehensive income (loss)
Net income	—	—	—	111,736	—	111,736	4,202	115,938
Net unrealized gain (loss) on securities	—	—	—	—	(19,969)	(19,969)	—	(19,969)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	3,121	3,121	—	3,121
Total comprehensive income						94,888	4,202	99,090
Equity - March 31, 2016	230,471,202	$2,304	$2,640,893	$154,519	$(12,912)	$2,784,804	$294,192	$3,078,996

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$115,938	$41,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(7,926)	1,761
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(3,022)	(4,921)
Change in fair value of investments in servicer advances	31,224	7,669
(Gain) / loss on settlement of investments (net)	14,500	(17,701)
Loss on extinguishment of debt	—	2,934
(Gain) on remeasurement of consumer loans investment	(71,250)	—
Unrealized loss on derivative instruments	22,303	7,030
Unrealized (gain) / loss on other ABS	(268)	290
(Gain) / loss on transfer of loans to REO	(2,483)	544
(Gain) on transfer of loans to other assets	(687)	(11)
(Gain) on Excess MSR recapture agreements	(732)	(730)
Accretion and other amortization	(153,670)	(61,345)
Other-than-temporary impairment	3,254	1,071
Valuation and loss provision on loans and real estate owned	6,745	977
Deferred tax provision	(10,681)	(3,007)

Changes in:
Restricted cash	(1,058)	1,093
Other assets	19,067	(1,838)
Due to affiliates	(17,938)	(50,959)
Accrued expenses and other liabilities	15,872	618
Other operating cash flows:
Interest received from excess mortgage servicing rights	43,990	12,692
Interest received from servicer advance investments	50,229	23,168
Interest received from Non-Agency RMBS	29,449	8,050
Interest payments from residential mortgage loans, held-for-investment	437	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	9,754	12,226
Purchases of residential mortgage loans, held-for-sale	(173,270)	—
Proceeds from sales of purchased residential mortgage loans, held-for-sale	231,390	—
Principal repayments from purchased residential mortgage loans, held-for-sale	18,186	3,178
Net cash provided by (used in) operating activities	169,353	(15,413)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(2,022)	(23,831)
SpringCastle Transaction (Note 1), net of cash acquired	(49,943)	—
Purchase of servicer advance investments	(3,844,638)	(1,765,294)
Purchase of Agency RMBS	(1,684,194)	(1,026,525)
Purchase of Non-Agency RMBS	(314,547)	(26,649)
Purchase of residential mortgage loans	(319)	(19,032)
Purchase of derivatives	(1,355)	—
Purchase of real estate owned	(9,196)	—
Payments for settlement of derivatives	(33,553)	(25,007)
Return of investments in excess mortgage servicing rights	42,149	17,122
Return of investments in excess mortgage servicing rights, equity method investees	588	202
Principal repayments from servicer advance investments	4,267,612	1,802,188
Principal repayments from Agency RMBS	18,426	46,967
Principal repayments from Non-Agency RMBS	48,014	14,952
Principal repayments from residential mortgage loans	8,754	5,844
Proceeds from sale of residential mortgage loans	—	627,719
Proceeds from sale of Agency RMBS	1,727,673	1,060,569
Proceeds from sale of Non-Agency RMBS	38,471	389,719
Proceeds from settlement of derivatives	1,837	2,417
Proceeds from sale of real estate owned	8,142	34,930
Net cash provided by (used in) investing activities	221,899	1,116,291

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Financing Activities
Repayments of repurchase agreements	(5,062,857)	(2,016,777)
Margin deposits under repurchase agreements and derivatives	(106,952)	(123,289)
Repayments of notes and bonds payable	(1,894,548)	(396,125)
Payment of deferred financing fees	(5,555)	(666)
Common stock dividends paid	(106,017)	(53,745)
Borrowings under repurchase agreements	4,993,318	1,121,121
Return of margin deposits under repurchase agreements and derivatives	98,138	145,378
Borrowings under notes and bonds payable	1,713,002	482,334
Issuance of common stock	—	—
Costs related to issuance of common stock	—	—
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(11,095)	(12,760)
Net cash provided by (used in) financing activities	(382,566)	(854,529)

Net Increase (Decrease) in Cash and Cash Equivalents	8,686	246,349

Cash and Cash Equivalents, Beginning of Period	249,936	212,985

Cash and Cash Equivalents, End of Period	$258,622	$459,334

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$75,690	$32,880
Cash paid during the period for income taxes	265	305

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$106,017	$53,745
Reclassification resulting from the application of ASU No. 2014-11	—	85,955
Purchase of investments, primarily RMBS, settled after quarter end	1,431,003	196,000
Sale of Agency RMBS settled after quarter end	1,509,016	—
Transfer from residential mortgage loans to real estate owned and other assets	36,485	—
Non-cash contingent consideration	5,581	—
Non-cash distributions from Consumer Loan Companies	25	—
Real estate securities retained from loan securitizations	36,902	—
Remeasurement of Consumer Loan Companies noncontrolling interest	110,438	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s Board of Directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also manages Newcastle, investment funds that indirectly own a majority of the outstanding interests in Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer, and investment funds that own a majority of the outstanding common stock of OneMain Holdings, Inc. (formerly known as Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”), former managing member of the Consumer Loan Companies (Note 9).

As of March 31, 2016, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in servicer advances (including the basic fee component of the related mortgage servicing rights (“MSRs”)), (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2016. In addition, Fortress, through its affiliates, held options relating to approximately 9.2 million shares of New Residential’s common stock as of March 31, 2016.

Interim Financial Statements

The accompanying condensed consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2015 and notes thereto included in New Residential’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2015.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies will be required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for New Residential in the first quarter of 2018. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by requiring management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. ASU No. 2014-15 is effective for New Residential for the annual period ending on December 31, 2016. Early adoption was permitted. New Residential is currently evaluating the new guidance to determine the impact that it may have on its condensed consolidated financial statements.

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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, financial instruments, restricted cash and hedging. Some of the proposed changes are significant and could have a material impact on New Residential’s reporting. New Residential has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

SpringCastle Transaction

On March 31, 2016, certain of New Residential’s indirect wholly owned subsidiaries (collectively, the “NRZ SpringCastle Buyers”) entered into a Purchase Agreement (the “SpringCastle Purchase Agreement”) primarily with (i) certain direct or indirect wholly owned subsidiaries of OneMain (the “SpringCastle Sellers”), (ii) BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P. (together, the “Blackstone SpringCastle Buyers,” and the Blackstone SpringCastle Buyers together with the NRZ SpringCastle Buyers, collectively, the “SpringCastle Buyers”). Pursuant to the SpringCastle Purchase Agreement, the SpringCastle Sellers sold their collective 47% limited liability company interests in the Consumer Loan Companies (Note 9) to the SpringCastle Buyers for an aggregate purchase price of $111,625,000 (the “SpringCastle Transaction”).

Pursuant to the SpringCastle Purchase Agreement, the NRZ SpringCastle Buyers collectively acquired an additional 23.5% limited liability company interest in the Consumer Loan Companies (representing 50% of the limited liability company interests being sold by the SpringCastle Sellers in the SpringCastle Transaction) and the Blackstone SpringCastle Buyers acquired the other 50% of the limited liability company interests being sold in the SpringCastle Transaction. The SpringCastle Buyers collectively paid $100,462,500 of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11,162,500 to be paid into an escrow account within 120 days following March 31, 2016. The NRZ SpringCastle Buyers’ obligation with respect to purchase price was, and the escrow obligation will be, 50% of the total paid, or to be paid, by the SpringCastle Buyers. The

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016 and, subject to the terms of the SpringCastle Purchase Agreement and depending on the achievement of certain portfolio performance requirements, paid (in whole or in part) to the SpringCastle Sellers at the end of such five year period. Any portion of the escrowed funds that the SpringCastle Sellers are not entitled to receive at the end of such five year period, based on the failure to achieve certain portfolio performance requirements, will be returned to the SpringCastle Buyers. The SpringCastle Buyers are also entitled (but not required) to use the escrowed funds as a source of recovery for any indemnification payments to which they become entitled pursuant to the SpringCastle Purchase Agreement. The SpringCastle Purchase Agreement includes customary representations, warranties, covenants and indemnities.

The SpringCastle Transaction was unanimously approved by a special committee composed entirely of independent directors to which New Residential’s board of directors had delegated full authority to consider, negotiate and determine whether to engage in the SpringCastle Transaction.

Following the SpringCastle Transaction, New Residential, through the NRZ SpringCastle Buyers, owns 53.5% of the limited liability company interests in the Consumer Loan Companies and the Blackstone SpringCastle Buyers, collectively with their affiliates, own the remaining 46.5% interests in the Consumer Loan Companies. OneMain will remain as servicer of the loans held by the Consumer Loan Companies and their subsidiaries immediately following the SpringCastle Transaction.

In connection with the closing of the SpringCastle Transaction, each NRZ SpringCastle Buyer entered into a Second Amended & Restated Limited Liability Company Agreement (each, a “Second A&R LLC Agreement”) for each of the Consumer Loan Companies in which it acquired limited liability company interests. All of the Second A&R LLC Agreements contain substantially identical terms and conditions and designate the respective NRZ SpringCastle Buyer that is a party thereto as managing member of the applicable Consumer Loan Company. Pursuant to each Second A&R LLC Agreement, the managing member has the exclusive power and authority to manage the business and affairs of the applicable Consumer Loan Company, subject to the rights of the members to approve specified significant actions outside of the ordinary course of business and certain affiliate transactions, and subject to the other terms, conditions and limitations set forth in the Second A&R LLC Agreements. Each Second A&R LLC Agreement contains certain customary restrictions on the members’ ability to transfer their interests in the applicable Consumer Loan Companies.

As a result of the SpringCastle Transaction, New Residential obtained a controlling financial interest in the Consumer Loan Companies, which triggered the application of the acquisition model in ASC No. 805, including the fair value recognition of all net assets over which control has been obtained and the remeasurement of any previously held noncontrolling interest. Based on the guidance in ASC No. 805, New Residential has consolidated all of the assets and the related liabilities of the Consumer Loan Companies assuming a gross purchase price of $237.5 million. This gross purchase price is representative of the fair value, measured in accordance with ASC No. 820, of 100% of the net assets of the Consumer Loan Companies, which was used to derive the $111.6 million purchase price for an aggregate 47.0% of the equity ownership acquired by the SpringCastle Buyers. The remeasurement of New Residential’s previously held equity method investment resulted in a gain of $71.3 million, which was recorded to Gain on Remeasurement of Consumer Loans Investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

New Residential has performed a preliminary allocation of the purchase price to the Consumer Loans Companies’ assets and liabilities, as set forth below. The final allocation of purchase price may differ from the amounts included herein. The preliminary allocation of the total consideration, following reclassifications to conform to New Residential’s presentation, is as follows:

Total Consideration ($ in millions)	$237.5
Assets
Consumer loans, held-for-investment	$1,970.6
Cash and cash equivalents	0.3
Restricted cash	74.6
Total Assets Acquired	$2,045.5

Liabilities
Notes and bonds payable	1,803.2
Accrued expenses and other liabilities	4.8
Total Liabilities Assumed	$1,808.0

Net Assets	$237.5

The acquisition of the Consumer Loans Companies resulted in no goodwill because the total consideration transferred was equal to the fair value of the net assets acquired.

Unaudited Supplemental Pro Forma Financial Information - The following table presents New Residential’s unaudited pro forma combined Interest Income and Income Before Income Taxes for the three months ended March 31, 2016 and 2015 prepared as if the SpringCastle Transaction had been consummated on January 1, 2015.

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Pro Forma
Interest Income	$238,464	$148,263
Income Before Income Taxes	55,294	136,837
Noncontrolling Interests in Income of Consolidated Subsidiaries	17,834	24,040

The 2016 unaudited supplemental pro forma financial information has been adjusted to exclude, and the 2015 unaudited supplemental pro forma financial information has been adjusted to include, (i) the gain on remeasurement of New Residential’s Consumer Loans investment of $71.3 million and (ii) approximately $1.5 million of acquisition related costs incurred by New Residential in 2016. The unaudited supplemental pro forma financial information does not include any other anticipated benefits of the SpringCastle Transaction and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the SpringCastle Transaction occurred on January 1, 2015.

See Note 9 for further information on the Consumer Loan Companies and Note 11 for further information on related financing.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income (loss), net, is comprised of the following:

	Three Months Ended March 31,
	2016	2015
Unrealized gain (loss) on derivative instruments	$(22,303)	$(7,030)
Unrealized gain (loss) on other ABS	268	(290)
Gain (loss) on transfer of loans to REO	2,483	(544)
Gain on Excess MSR recapture agreements	732	730
Other income (loss)	4,325	(1,276)
	$(14,495)	$(8,410)

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended March 31,
	2016	2015
Gain (loss) on sale of real estate securities, net	$16,133	$24,697
Gain (loss) on sale of residential mortgage loans, net	109	20,830
Gain (loss) on settlement of derivatives	(32,633)	(22,590)
Gain (loss) on liquidated residential mortgage loans	—	400
Gain (loss) on sale of REO	151	(5,636)
Other gains (losses)	1,740	(2,934)
	$(14,500)	$14,767

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2016	December 31, 2015		March 31, 2016	December 31, 2015
Margin receivable, net	$63,273	$54,459	Interest payable	$19,988	$18,268
Other receivables	16,305	10,893	Accounts payable	37,826	18,650
Principal paydown receivable	822	795	Derivative liabilities (Note 10)	34,942	13,443
Receivable from government agency	75,514	68,833	Current taxes payable	2,180	1,573
Call rights	414	414	Other liabilities	10,615	6,112
Derivative assets (Note 10)	1,720	2,689		$105,551	$58,046
Interest receivable	38,431	36,963
Ginnie Mae EBO servicer advance receivable, net	44,652	49,725
Other assets	11,895	14,675
	$253,026	$239,446

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Three Months Ended March 31,
	2016	2015
Accretion of servicer advance interest income	$78,637	$42,349
Accretion of excess mortgage servicing rights income	42,968	15,037
Accretion of net discount on securities and loans(A)	37,128	5,399
Amortization of deferred financing costs	(4,785)	(1,440)
Amortization of discount on notes and bonds payable	(278)	—
	$153,670	$61,345

(A)	Includes accretion of the accretable yield on PCD loans.

3. SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in Servicer Advances, (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans, and (vi) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the management fees and incentive compensation related to the Management Agreement and (iii) corporate cash and related interest income. Securities owned by New Residential (Note 7) that are collateralized by servicer advances are included in the Servicer Advances segment. Secured corporate loans effectively collateralized by Excess MSRs are included in the Excess MSRs segment.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2016
Interest income	$42,968	$80,967	$45,913	$19,493	$1	$694	$190,036
Interest expense	2,934	63,075	7,484	7,390	345	—	81,228
Net interest income (expense)	40,034	17,892	38,429	12,103	(344)	694	108,808
Impairment	—	—	3,254	6,745	—	—	9,999
Other income	11,693	(27,391)	(36,461)	2,873	81,193	15	31,922
Operating expenses	232	994	461	4,334	1,604	17,391	25,016
Income (Loss) Before Income Taxes	51,495	(10,493)	(1,747)	3,897	79,245	(16,682)	105,715
Income tax expense (benefit)	—	(10,002)	—	(221)	—	—	(10,223)
Net Income (Loss)	$51,495	$(491)	$(1,747)	$4,118	$79,245	$(16,682)	$115,938
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$4,202	$—	$—	$—	$—	$4,202
Net income (loss) attributable to common stockholders	$51,495	$(4,693)	$(1,747)	$4,118	$79,245	$(16,682)	$111,736

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
March 31, 2016
Investments	$1,756,905	$7,432,012	$3,010,782	$1,014,296	$1,970,565	$—	$15,184,560
Cash and cash equivalents	919	198,116	670	11,753	1,670	45,494	258,622
Restricted cash	1,235	94,525	—	—	74,604	—	170,364
Other assets	14	207,255	1,579,924	121,524	2,050	47,464	1,958,231
Total assets	$1,759,073	$7,931,908	$4,591,376	$1,147,573	$2,048,889	$92,958	$17,571,777
Debt	$181,602	$7,372,351	$2,616,625	$836,370	$1,837,415	$—	$12,844,363
Other liabilities	437	24,625	1,469,071	21,233	12,250	120,802	1,648,418
Total liabilities	182,039	7,396,976	4,085,696	857,603	1,849,665	120,802	14,492,781
Total equity	1,577,034	534,932	505,680	289,970	199,224	(27,844)	3,078,996
Noncontrolling interests in equity of consolidated subsidiaries	—	183,754	—	—	110,438	—	294,192
Total New Residential stockholders’ equity	$1,577,034	$351,178	$505,680	$289,970	$88,786	$(27,844)	$2,784,804
Investments in equity method investees	$209,901	$—	$—	$—	$—	$—	$209,901

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2015
Interest income	$15,037	$42,349	$14,263	$12,724	$—	$—	$84,373
Interest expense	769	23,637	3,480	6,093	—	—	33,979
Net interest income (expense)	14,268	18,712	10,783	6,631	—	—	50,394
Impairment	—	—	1,071	977	—	—	2,048
Other income	3,890	(10,727)	(5,090)	13,775	10,447	—	12,295
Operating expenses	88	575	(102)	6,104	57	15,548	22,270
Income (Loss) Before Income Taxes	18,070	7,410	4,724	13,325	10,390	(15,548)	38,371
Income tax expense (benefit)	—	(3,240)	—	(187)	—	—	(3,427)
Net Income (Loss)	$18,070	$10,650	$4,724	$13,512	$10,390	$(15,548)	$41,798
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$5,823	$—	$—	$—	$—	$5,823
Net income (loss) attributable to common stockholders	$18,070	$4,827	$4,724	$13,512	$10,390	$(15,548)	$35,975

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2015	$698,304	$5,307	$877,906	$1,581,517
Purchases	—	—	—	—
Interest income	19,435	(7)	23,540	42,968
Other income	732	—	—	732
Proceeds from repayments	(37,676)	(272)	(48,191)	(86,139)
Change in fair value	3,527	(57)	4,456	7,926
Balance as of March 31, 2016	$684,322	$4,971	$857,711	$1,547,004

(A)	Specialized Loan Servicing LLC (“SLS”).

(B)
Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), services the loans underlying the Excess MSRs and Servicer Advances acquired from HLSS.

On January 4, 2016, New Residential invested the remaining $2.0 million to complete its acquisition of a 66.7% interest in the Excess MSRs on a portfolio of Fannie Mae residential mortgage loans with an aggregate UPB of $17.2 billion. Nationstar agreed to acquire the remaining 33.3% interest in the Excess MSRs.

Nationstar, SLS or Ocwen, as applicable, as servicer, performs all servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in each portfolio.

New Residential has entered into a “recapture agreement” with respect to each of the Excess MSR investments serviced by Nationstar and SLS, including those Excess MSR investments made through investments in joint ventures (Note 5). Under the recapture agreements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar or SLS, as applicable, of a loan in the original portfolio. New Residential has a similar recapture agreement with Ocwen; however, this agreement allows for Ocwen to retain the Excess MSR on recaptured loans up to a specified threshold and no payments have been made to New Residential under such arrangement to date. These recapture agreements do not apply to New Residential’s investments in Servicer Advances (Note 6).

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	March 31, 2016							December 31, 2015
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$90,119,338	32.5% - 66.7%	0.0% - 40.0%	20.0% - 35.0%	5.9	$325,508	$367,004	$378,083
Recapture Agreements	—	32.5% - 66.7%	0.0% - 40.0%	20.0% - 35.0%	12.2	34,348	58,896	59,118
	90,119,338				6.5	359,856	425,900	437,201

Non-Agency(D)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$91,277,078	33.3% - 80.0%	0.0% - 50.0%	0.0% - 33.3%	5.3	$205,633	$247,957	$250,662
Recapture Agreements	—	33.3% - 80.0%	0.0% - 50.0%	0.0% - 33.3%	12.3	13,641	15,436	15,748
Ocwen Serviced Pools	136,143,859	100.0%	—%	—%	6.3	811,778	857,711	877,906
	227,420,937				6.2	1,031,052	1,121,104	1,144,316
Total	$317,540,275				6.3	$1,390,908	$1,547,004	$1,581,517

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Excess MSR investments in which New Residential also invested in related Servicer Advances, including the basic fee component of the related MSR as of March 31, 2016 (Note 6).

Changes in fair value recorded in other income are comprised of the following:

	Three Months Ended March 31,
	2016	2015
Original and Recaptured Pools	$5,697	$(1,976)
Recapture Agreements	2,229	215
	$7,926	$(1,761)

In the first quarter of 2016, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	March 31, 2016	December 31, 2015
California	26.7%	26.7%
Florida	8.9%	8.9%
New York	7.9%	7.8%
Texas	4.3%	4.3%
New Jersey	4.1%	4.1%
Maryland	3.8%	3.8%
Illinois	3.4%	3.4%
Virginia	3.1%	3.1%
Washington	2.7%	2.7%
Massachusetts	2.7%	2.7%
Other U.S.	32.4%	32.5%
	100.0%	100.0%

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	March 31, 2016	December 31, 2015
Excess MSR assets	$404,863	$421,999
Other assets	14,939	12,442
Other liabilities	—	—
Equity	$419,802	$434,441
New Residential’s investment	$209,901	$217,221

New Residential’s ownership	50.0%	50.0%

	Three Months Ended March 31,
	2016	2015
Interest income	$8,081	$11,701
Other income (loss)	(2,014)	(1,835)
Expenses	(23)	(25)
Net income	$6,044	$9,841

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

New Residential’s investments in equity method investees changed during the three months ended March 31, 2016 as follows:

Balance at December 31, 2015	$217,221
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(9,754)
Distributions of capital from equity method investees	(588)
Change in fair value of investments in equity method investees	3,022
Balance at March 31, 2016	$209,901

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	March 31, 2016
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$70,087,028	66.7%	50.0%	$264,544	$336,113	5.7
Recapture Agreements	—	66.7%	50.0%	41,563	68,750	11.8
Total	$70,087,028			$306,107	$404,863	6.6

(A)	The remaining interests are held by Nationstar.

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

In the first quarter of 2016, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	March 31, 2016	December 31, 2015
California	12.8%	12.9%
Florida	7.3%	7.4%
Texas	6.1%	6.1%
New York	5.9%	5.8%
Georgia	5.7%	5.7%
New Jersey	4.3%	4.3%
Illinois	4.0%	4.0%
Maryland	3.2%	3.2%
Virginia	3.2%	3.2%
Pennsylvania	3.1%	3.1%
Other U.S.	44.4%	44.3%
	100.0%	100.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
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

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, purchased the outstanding Servicer Advances related to a portfolio of residential mortgage loans that is serviced by Nationstar and is a subset of the same portfolio of loans in which New Residential has invested in a portion of the Excess MSRs (Notes 4 and 5), including the basic fee component of the related MSRs. A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 44.5% interest in the Buyer as of March 31, 2016. As of March 31, 2016, noncontrolling third-party investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2016, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $256.9 million and $206.2 million of capital distributed to the third-party co-investors and New Residential, respectively.  Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased Servicer Advances from Nationstar, is required to purchase all future Servicer Advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of March 31, 2016 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs and all of the Servicer Advances and related basic fee portion of the MSR (the “SLS Advance Fee”), and a portion of the call rights related to a portfolio of residential mortgage loans which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. SLS will continue to service the loans in exchange for a servicing fee of 10.75 bps times the UPB of the underlying loans and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding Servicer Advances to the UPB of the underlying loans.

On April 6, 2015, New Residential acquired Servicer Advances and Excess MSRs in connection with the HLSS Acquisition. Ocwen will continue to service the underlying loans in exchange for a servicing fee of approximately 5.3 bps times the UPB of the underlying loans and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target.

In connection with the HLSS Acquisition, New Residential acquired from Ocwen the call rights related to the mortgage loans underlying the Excess MSRs and Servicer Advances acquired from HLSS.

New Residential continues to evaluate the call rights it acquired from Nationstar, SLS and Ocwen, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The following is a summary of the investments in Servicer Advances, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2016
Servicer Advances(C)	$7,005,501	$7,001,004	5.5%	5.3%	4.5
As of December 31, 2015
Servicer Advances(C)	$7,400,068	$7,426,794	5.6%	5.5%	4.4

(A)	Carrying value represents the fair value of the investments in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes New Residential asset-backed securities collateralized by Servicer Advances, which have aggregate face amounts of $431.0 million and $431.0 million and aggregate carrying values of $431.0 million and $430.3 million as of March 31, 2016 and December 31, 2015, respectively. See Note 7 for details related to these securities.

	Three Months Ended March 31,
	2016	2015
Changes in Fair Value Recorded in Other Income	$(31,224)	$(7,669)

The following is additional information regarding the Servicer Advances and related financing:

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
March 31, 2016
Servicer Advances(D)	$212,135,668	$7,203,924	3.4%	$6,880,413	93.9%	92.8%	3.4%	2.7%
December 31, 2015
Servicer Advances(D)	$220,256,804	$7,578,110	3.4%	$7,058,094	91.2%	90.2%	3.4%	2.6%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) on which New Residential receives financing. If New Residential were to include these DSF in the servicer advance balance, gross and net LTV as of March 31, 2016 would be 89.4% and 88.4%, respectively. Also excludes retained non-agency bonds with a current face amount of $175.8 million from the outstanding Servicer Advances debt. If New Residential were to sell these bonds, gross and net LTV as of March 31, 2016 would be 96.3% and 95.2%, respectively.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

(D)	The following types of advances comprise the investments in Servicer Advances:

	March 31, 2016	December 31, 2015
Principal and interest advances	$2,016,073	$2,229,468
Escrow advances (taxes and insurance advances)	3,504,808	3,687,559
Foreclosure advances	1,683,043	1,661,083
Total	$7,203,924	$7,578,110

Interest income recognized by New Residential related to its investments in Servicer Advances was comprised of the following:

	Three Months Ended March 31,
	2016	2015
Interest income, gross of amounts attributable to servicer compensation	$227,288	$63,357
Amounts attributable to base servicer compensation	(29,509)	(6,601)
Amounts attributable to incentive servicer compensation	(119,142)	(14,407)
Interest income from investments in Servicer Advances	$78,637	$42,349

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	March 31, 2016	December 31, 2015
Assets
Servicer advance investments, at fair value	2,263,311	$2,344,245
Cash and cash equivalents	31,711	40,761
All other assets	25,711	25,092
Total assets(A)	$2,320,733	$2,410,098
Liabilities
Notes and bonds payable	$1,982,944	$2,060,347
All other liabilities	6,574	6,111
Total liabilities(A)	$1,989,518	$2,066,458

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	March 31, 2016	December 31, 2015
Total Advance Purchaser LLC equity	$331,215	$343,640
Others’ ownership interest	55.5%	55.5%
Others’ interest in equity of consolidated subsidiary	$183,754	$190,647

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended March 31,
	2016	2015
Net Advance Purchaser LLC income	$7,575	$10,496
Others’ ownership interest as a percent of total(A)	55.5%	55.5%
Others’ interest in net income of consolidated subsidiaries	$4,202	$5,823

(A)	As a result, New Residential owned 44.5% and 44.5% of the Buyer, on average during the three months ended March 31, 2016 and 2015, respectively.

7. INVESTMENTS IN REAL ESTATE SECURITIES

Agency residential mortgage backed securities (“RMBS”) are issued by a government sponsored enterprise, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Non-Agency RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate securities were as follows:

	Three Months Ended March 31, 2016
	(in millions)
	Agency	Non Agency
Purchases
Face	$2,216.7	$1,032.1
Purchase Price	$2,300.3	$443.1

Sales
Face	$1,632.6	$59.9
Amortized Cost	$1,673.7	$51.9
Sale Price	$1,698.3	$43.4
Gain (Loss) on Sale	$24.6	$(8.5)

As of March 31, 2016, New Residential sold and purchased $1.4 billion and $1.3 billion face amount of Agency RMBS for $1.5 billion and $1.3 billion, respectively, and purchased $0.2 billion face amount of Non-Agency RMBS for $0.1 billion, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

New Residential has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Note 8 for further details on these transactions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
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

	March 31, 2016											December 31, 2015
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$1,450,299	$1,524,194	$531	$(1,522)	$1,523,203	39	AAA	3.39%	1.95%	6.1	N/A	$917,598
Non-Agency RMBS(H) (I)	4,316,034	1,928,849	21,699	(31,961)	1,918,587	280	BB-	1.70%	5.23%	7.5	11.2%	1,584,283
Total/ Weighted Average	$5,766,333	$3,453,043	$22,230	$(33,483)	$3,441,790	319	BBB+	2.42%	3.78%	6.9		$2,501,881

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 84 bonds with a carrying value of $341.6 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $220.5 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding interest-only bonds and servicer advance bonds.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $1.3 billion for fixed rate securities and $175.7 million for floating rate securities as of March 31, 2016.

(H)
The total outstanding face amount was $2.4 billion (including $1.8 billion of residual and interest-only notional amount) for fixed rate securities and $1.9 billion (including $229.9 million of residual and interest-only notional amount) for floating rate securities as of March 31, 2016.

(I)
Includes other ABS consisting primarily of (i) interest-only securities which New Residential elected to carry at fair value and record changes to valuation through the income statement and (ii) bonds backed by servicer advances.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Other ABS	$1,723,191	$102,192	$6,028	$(4,412)	$103,808	16	A+	2.21%	6.21%	5.1	N/A
Servicer Advance Bonds	$431,000	$430,754	$306	$(103)	$430,957	5	AA+	2.69%	2.44%	0.8	N/A
Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2016, New Residential recorded OTTI charges of $3.3 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s securities in an unrealized loss position as of March 31, 2016.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$2,296,736	$1,054,378	$(3,070)	$1,051,308	$(31,030)	$1,020,278	131	B+	1.35%	5.30%	9.0
12 or More Months	202,132	166,905	(184)	166,721	(2,453)	164,268	31	AA-	2.38%	1.87%	6.7
Total/Weighted Average	$2,498,868	$1,221,283	$(3,254)	$1,218,029	$(33,483)	$1,184,546	162	BB-	1.50%	4.83%	8.6

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of March 31, 2016.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 24 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 2 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2016
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	274,970	279,440	(3,254)	(4,470)
Non-credit impaired securities	909,576	938,589	—	(29,013)
Total debt securities in an unrealized loss position	$1,184,546	$1,218,029	$(3,254)	$(33,483)

(A)
This amount is required to be recorded as OTTI through earnings. In measuring the portion of credit losses, New Residential estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include New Residential’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(B)	This amount represents unrealized losses on securities that are due to non-credit factors and recorded through other comprehensive income.

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment and, therefore, do not have unrealized losses reflected in other comprehensive income as of March 31, 2016.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

Three Months Ended March 31, 2016
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$6,239
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	1,276
Additions for credit losses on securities for which an OTTI was not previously recognized	1,978
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(284)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$9,209

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	March 31, 2016		December 31, 2015
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$1,338,979	34.4%	$1,097,609	35.3%
Southeastern U.S.	946,470	24.3%	758,167	24.4%
Northeastern U.S.	757,277	19.5%	583,366	18.8%
Midwestern U.S.	452,917	11.7%	335,406	10.8%
Southwestern U.S.	382,954	9.9%	309,236	10.0%
Other(B)	6,437	0.2%	19,189	0.7%
	$3,885,034	100.0%	$3,102,973	100.0%

(A)	Excludes $431.0 million face amount of bonds backed by servicer advances.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the three months ended March 31, 2016, excluding residual and interest-only securities, the face amount of these real estate securities was $626.2 million, with total expected cash flows of $425.3 million and a fair value of $341.7 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and interest-only securities:

	Outstanding Face Amount	Carrying Value
March 31, 2016	$1,381,005	$758,726
December 31, 2015	873,763	504,659

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

Three Months Ended March 31, 2016
Balance at December 31, 2015	$316,521
Additions	224,428
Accretion	(18,362)
Reclassifications from (to) non-accretable difference	(13,662)
Disposals	4,855
Balance at March 31, 2016	$513,780

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment:

◦	Reverse Mortgage Loans

◦	Performing Loans

◦	Purchased Credit Deteriorated (“PCD”) Loans

•	Loans Held-for-Sale (“HFS”)

•	Real Estate Owned (REO)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	March 31, 2016									December 31, 2015
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Reverse Mortgage Loans(E)(F)	$32,633	$18,142	122	7.4%	4.4	19.8%	133.5%	65.7%	N/A	$19,560
Performing Loans(G)	20,884	19,462	663	8.9%	5.6	17.3%	77.2%	7.3%	626	19,964
Purchased Credit Deteriorated Loans(H)	439,649	287,130	2,037	5.5%	2.6	18.7%	116.4%	93.1%	577	290,654
Total Residential Mortgage Loans, held-for-investment	$493,166	$324,734	2,822	5.8%	2.8	18.7%	115.9%	87.7%	580	$330,178

Performing Loans, held-for-sale(G)	$143,384	$151,001	1,671	3.8%	4.7	9.6%	58.1%	3.7%	665	$277,084
Non-Performing Loans, held-for-sale(H)(I)	572,988	482,159	3,425	7.0%	2.7	15.3%	104.0%	79.1%	571	499,597
Total Residential Mortgage Loans, held-for-sale	$716,372	$633,160	5,096	6.3%	3.1	14.2%	94.8%	64.0%	590	$776,681

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.4 million. Approximately 60% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where New Residential expects to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $8.7 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of March 31, 2016, New Residential has placed all of these loans on nonaccrual status, except as described in (I) below.

(I)	Includes $232.1 million UPB of Ginnie Mae EBO non-performing loans on accrual status because contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the geographic distribution of the residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	March 31, 2016	December 31, 2015
New York	15.1%	14.5%
New Jersey	13.6%	13.1%
Florida	10.7%	10.7%
California	8.4%	12.3%
Texas	4.5%	3.3%
Illinois	4.3%	4.3%
Maryland	3.8%	3.5%
Massachusetts	3.5%	3.3%
Pennsylvania	3.2%	2.8%
Washington	3.1%	3.2%
Other U.S.	29.8%	29.0%
	100.0%	100.0%

New Residential has exercised its call rights with respect to the following Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. The following table summarizes these transactions which occurred in 2016 (dollars in millions).

		Securities Owned Prior		Assets Acquired			Loans Sold (C)		Retained Bonds		Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	UPB	Gain (Loss)	Basis	Type	Loan UPB	Loan Price	REO & Other Price
December 23, 2015	14	$61.4	$48.0	$309.1	$315.1	$3.1	$261.3	$2.2	$36.6	Various	$37.4	$27.4	$2.9
March 25, 2016	13	58.4	41.0	167.2	173.3	3.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

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

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. The securitization that occurred in March 2016 primarily included loans from the December 23, 2015 call, but also included previously acquired loans. The retained assets disclosed for the December 23, 2015 call are net of the related loans sold in the March 2016 securitization. No loans from the March 25, 2016 call were securitized as of March 31, 2016.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Reverse Mortgage Loans

In February 2013, New Residential, through a subsidiary, entered into an agreement to co-invest in reverse mortgage loans. New Residential acquired a 70% participation interest in a portfolio of reverse mortgage loans. Nationstar has co-invested on a pari passu basis with New Residential in 30% of the reverse mortgage loans and is the servicer of the loans performing all servicing and advancing functions and retaining the ancillary income, servicing obligations and liabilities as the servicer.

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

March 31, 2016
Days Past Due	Delinquency Status(A)
Current	87.2%
30-59	8.7%
60-89	1.9%
90-119(B)	0.1%
120+(C)	2.1%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2015	$19,560	$19,964
Purchases/additional fundings	319	—
Proceeds from repayments	(809)	(598)
Accretion of loan discount (premium) and other amortization(A)	1,090	100
Provision for loan losses	(12)	(4)
Transfer of loans to other assets	(2,006)	—
Transfer of loans to real estate owned	—	—
Balance at March 31, 2016	$18,142	$19,462

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2015	$1,553	$119
Provision for loan losses(A)	12	4
Charge-offs(B)	—	—
Balance at March 31, 2016	$1,565	$123

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2015	$290,654
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(7,233)
Accretion of loan discount and other amortization	6,315
Transfer of loans to real estate owned	(2,606)
Balance at March 31, 2016	$287,130

New Residential did not acquire any PCD loans during the three months ended March 31, 2016.

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
March 31, 2016	$439,649	$287,130
December 31, 2015	$450,229	$290,654

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2015	$71,063
Additions	—
Accretion	(6,315)
Reclassifications from non-accretable difference(A)	11,443
Disposals(B)	(933)
Balance at March 31, 2016	$75,258

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Three Months Ended March 31, 2016
Loans Held-for-Sale
Balance at December 31, 2015	$776,681
Purchases(A)	173,270
Sales	(266,124)
Transfer of loans to other assets	(25,429)
Transfer of loans to real estate owned	(3,676)
Proceeds from repayments	(18,495)
Valuation provision on loans(B)	(3,067)
Balance at March 31, 2016	$633,160

(A)	Represents loans acquired with the intent to sell.

(B)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including $2.6 million of provision related to the call transaction executed on March 25, 2016.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2015	$50,574
Purchases	9,196
Transfer of loans to real estate owned	8,285
Sales	(7,991)
Valuation provision on REO	(3,662)
Balance at March 31, 2016	$56,402

As of March 31, 2016, New Residential had non-performing residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $479.7 million.

In addition, New Residential has recognized $30.1 million in claims receivable from FHA on Ginnie Mae early buy-out (“EBO”) loans and reverse mortgage loans for which foreclosure has been completed during the three months ended March 31, 2016 and for which New Residential has made, or intends to make, a claim.

9. INVESTMENTS IN CONSUMER LOANS

In April 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. New Residential acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, OneMain acquired 47% and funds managed by Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. OneMain acted as the managing member of the Consumer Loan Companies. The Consumer Loan Companies initially financed approximately 73% of the original purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes that were subordinate to

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

the debt issued in April 2013. The Consumer Loan Companies were formed on March 19, 2013, for the purpose of making this investment, and commenced operations upon the completion of the investment. After a servicing transition period, OneMain became the servicer of the loans and provides all servicing and advancing functions for the portfolio.

On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization. The proceeds in excess of the refinanced debt were distributed to the respective co-investors, which reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain. Subsequent to this refinancing, New Residential discontinued recording its share of the underlying earnings of the Consumer Loan Companies. During the three months ended March 31, 2016, the Consumer Loan Companies distributed $9.9 million to New Residential in excess of its basis, resulting in corresponding gains, including $0.03 million in tax withholding payments on behalf of New Residential. The tax withholding payments were considered a non-cash distribution.

On March 31, 2016, New Residential entered into the SpringCastle Transaction (Note 1). As a result, New Residential owns 53.5% of, and consolidates, the Consumer Loan Companies.

The following tables summarize the investment in Consumer Loans, held-for-investment held by New Residential:

	Unpaid Principal Balance(A)	Interest in Consumer Loan Companies	Carrying Value(B)	Weighted Average Coupon(C)	Weighted Average Yield	Weighted Average Expected Life (Years)(D)	Delinquency(E)
March 31, 2016(F)	$1,986,162	53.5%	$1,970,565	18.3%	9.5%	4.2	7.0%
December 31, 2015(G)	$2,094,904	30.0%	$1,698,130	18.2%	18.1%	4.4	7.2%

(A)	Represents the balances as of February 29, 2016 and November 30, 2015, respectively.

(B)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(C)	Substantially all of the cash flows received on the loans was required to be used to make payments on the notes described above.

(D)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(E)
Represents the percentage of the total principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(F)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments, which are accounted for as PCD loans.

(G)	Held through an equity method investee at such time.

The following are the contractually required payments receivable, cash flows expected to be collected, and fair value at acquisition date for PCD loans acquired on March 31, 2016 as a result of the SpringCastle Transaction:

	Contractually Required Payments Receivable	Cash Flows Expected to be Collected	Fair Value
As of Acquisition Date	$1,003,470	$541,967	$405,033

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

As of
March 31, 2016
Assets
Consumer loans, held-for-investment	$1,970,565
Restricted cash	14,931
Total assets(A)	$1,985,496
Liabilities
Notes and bonds payable	$1,803,192
Accounts payable and accrued expenses	4,764
Total liabilities(A)	$1,807,956

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

10. DERIVATIVES

As of March 31, 2016, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of March 31, 2016, New Residential held to-be-announced forward contract positions (“TBAs”) of $2.4 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of March 31, 2016, New Residential separately held TBAs of $1.1 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of setoff with the TBA counterparty. $0.2 billion of the long notional amount of Agency RMBS included TBAs purchased for which the specific securities were not identified as of March 31, 2016 and, as such, the positions were recorded as derivatives within the Accrued Expenses and Other Liabilities line on the condensed balance sheet. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivative assets
Interest Rate Caps	Other assets	$1,720	$2,689
		$1,720	$2,689
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$7,736	$2,058
Interest Rate Swaps	Accrued expenses and other liabilities	27,206	11,385
		$34,942	$13,443

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The following table summarizes notional amounts related to derivatives:

	March 31, 2016	December 31, 2015
TBAs, short position(A)	$2,418,000	$1,450,000
TBAs, long position(A)	1,143,000	750,000
Interest Rate Caps(B)	2,565,000	3,400,000
Interest Rate Swaps, short positions(C)	2,444,000	2,444,000

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
Caps LIBOR at 0.50% for $765.0 million of notional, at 0.75% for $1,650.0 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of March 31, 2016 was 14 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of March 31, 2016 was 22 months and the weighted average fixed pay rate was 1.20%.

The following table summarizes gains (losses) recorded in relation to derivatives:

	For the Three Months Ended March 31,
	2016	2015
Other income (loss), net(A)
TBAs	$(5,531)	$(3,554)
Interest Rate Swaps	(15,821)	(3,352)
Interest Rate Caps	(951)	(124)
	(22,303)	(7,030)
Gain (loss) on settlement of investments, net
TBAs	(28,171)	(16,033)
Interest Rate Caps	(1,124)	—
Interest Rate Swaps	(3,338)	(6,557)
	(32,633)	(22,590)
Total gains (losses)	$(54,936)	$(29,620)

(A)	Represents unrealized gains (losses).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	March 31, 2016										December 31, 2015
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,629,971	$1,629,971	Apr-16	0.70%	0.1	$1,612,119	$1,667,876	$1,691,144	0.6	$1,683,305
Non-Agency RMBS (E)	Various	1,490,273	1,490,273	Apr-16 to Jun-16	1.96%	0.1	3,599,118	1,788,871	1,777,260	7.2	1,333,852
Residential Mortgage Loans(F)	Various	723,954	723,167	May-16 to Mar-17	2.87%	0.6	1,119,845	886,918	884,110	3.1	907,993
Real Estate Owned(G)(H)	Various	95,983	95,878	May-16 to Mar-17	2.76%	0.6	N/A	N/A	108,330	N/A	77,458
Consumer Loan Investment(I)	Apr-15	34,223	34,223	Apr-16	4.11%	0.1	N/A	N/A	71,250	4.2	40,446
Total Repurchase Agreements		3,974,404	3,973,512		1.65%	0.2					4,043,054
Notes and Bonds Payable
Secured Corporate Note(J)	May-15	182,772	181,602	Apr-17	5.69%	1.1	89,074,745	212,250	258,422	5.2	182,978
Servicer Advances(K)	Various	6,880,413	6,868,732	Aug-16 to Aug-18	3.44%	1.2	7,203,924	7,005,501	7,001,004	4.5	7,047,061
Residential Mortgage Loans(L)	Oct-15	13,786	13,786	Oct-16	3.30%	0.5	20,801	13,914	12,809	4.4	19,529
Consumer Loans(M)	Oct-14	1,808,211	1,803,192	May-23 to Apr-34	4.14%	3.7	1,986,162	1,951,879	1,951,879	4.2	—
Receivable from government agency(L)	Oct-15	3,539	3,539	—	3.30%	0.5	N/A	N/A	5,333	N/A	—
Total Notes and Bonds Payable		8,888,721	8,870,851		3.63%	1.7					7,249,568
Total/ Weighted Average		$12,863,125	$12,844,363		3.02%	1.2					$11,292,622

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of April 2016 were refinanced, extended, or repaid.

(C)	These repurchase agreements had approximately $6.7 million of associated accrued interest payable as of March 31, 2016.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.5 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $145.8 million on retained servicer advance bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)	The repurchase agreement bears interest equal to three-month LIBOR plus 3.50% and is collateralized by 56% of New Residential’s interest in the Consumer Loan Companies (Note 9).

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
March 31, 2016
(dollars in tables in thousands, except share data)

(K)
$2.7 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.7% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

(M)
Represents the debt assumed in the SpringCastle Transaction (Note 1), which is comprised of the following classes of asset-backed notes (collectively, the “2014-A Notes”) held by third parties: $850.2 million UPB of Class A notes with a coupon of 2.7% and a stated maturity date in May 2023 (the “Class A Notes”); $427.0 million UPB of Class B notes with a coupon of 4.61% and a stated maturity date in October 2027 (the “Class B Notes”); $331.2 million UPB of Class C notes with a coupon of 5.59% and a stated maturity date in October 2033 (the “Class C Notes”); and $199.8 million UPB of Class D notes with a coupon of 6.82% and a stated maturity date in April 2034 (the “Class D Notes”). Prior to the payment date in October 2016, the redemption price for any class of the outstanding 2014-A Notes shall be the sum of (i) 100% of the outstanding principal balance of the 2014-A Notes of the applicable class to be redeemed, plus (ii) the applicable Specified Call Premium Amount (as defined below) for such 2014-A Notes, plus (iii) accrued and unpaid interest and fees in respect of such 2014-A Notes. On or after the payment date occurring in October 2016, the redemption price for any class of 2014-A Notes shall be the sum of (i) 100% of the outstanding principal balance of the 2014-A Notes of the applicable class to be redeemed, plus (ii) accrued and unpaid interest and fees in respect of such 2014-A Notes. The “Specified Call Premium Amount” on any payment date for any class of 2014-A Notes shall mean (i) in the case of Class A Notes, an amount equal to 1.00% of the outstanding principal balance of the Class A Notes to be redeemed and (ii) in the case of the Class B Notes, the Class C Notes and the Class D Notes, an amount equal to (a) the product of (1) with respect to the Class B Notes, 0.75%, with respect to the Class C Notes, 1.00% and with respect to the Class D Notes, 2.00%, times (2) the outstanding principal balance of the 2014-A Notes of such class to be redeemed on such payment date, times (3) the number of days, computed on a 30/360 basis, from and including such payment date to but excluding the payment date occurring in October 2016, divided by (b) 360.

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $4.0 billion of repurchase agreements as of March 31, 2016. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	Servicer Advances(A)	Real Estate Securities	Real Estate Loans and REO	Consumer Loans	Total
Balance at December 31, 2015	$182,978	$7,047,061	$3,017,157	$1,004,980	40,446	$11,292,622
Repurchase Agreements:
Borrowings	—	—	4,863,459	129,859	—	4,993,318
Repayments	—	—	(4,760,372)	(296,262)	(6,223)	(5,062,857)
Capitalized deferred financing costs, net of amortization	—	—	—	(3)	—	(3)
Notes and Bonds Payable:
Acquired borrowings, net of discount	—	—	—	—	1,803,192	1,803,192
Borrowings	—	1,713,002	—	—	—	1,713,002
Repayments	(1,661)	(1,890,683)	—	(2,204)	—	(1,894,548)
Discount on borrowings, net of amortization	278	—	—	—	—	278
Capitalized deferred financing costs, net of amortization	7	(648)	—	—	—	(641)
Balance at March 31, 2016	$181,602	$6,868,732	$3,120,244	$836,370	$1,837,415	$12,844,363

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its Servicer Advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Servicer Advances

On March 31, 2016, the HSART facility was paid off and, in anticipation of such pay off, New Residential increased the capacity of, and transferred the related collateral to, various existing servicer advance financing facilities. As a result, New Residential recorded $0.1 million of loss on extinguishment of debt related to a write-off of unamortized deferred financing costs.

Maturities

New Residential’s debt obligations as of March 31, 2016 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
April 1 through December 31, 2016	$1,547,745	$3,652,241	$5,199,986
2017	5,045,240	441,308	5,486,548
2018	368,380	—	368,380
2019	—	—	—
2020	—	—	—
2021 and thereafter	1,808,211	—	1,808,211
	$8,769,576	$4,093,549	$12,863,125

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of March 31, 2016:

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans and REO	$2,435,000	$819,937	$1,615,063
Notes and Bonds Payable
Servicer Advances(A)	Servicer Advances	7,574,183	6,880,413	693,770
		$10,009,183	$7,700,350	$2,308,833

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

Certain of the debt obligations are subject to customary debt covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period, or a 35% decline over any three-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. New Residential was in compliance with all of its debt covenants as of March 31, 2016.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2016 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$317,540,275	$1,547,004	$—	$—	$1,547,004	$1,547,004
Excess mortgage servicing rights, equity method investees, at fair value(A)	70,087,028	209,901	—	—	209,901	209,901
Servicer advances	7,203,924	7,001,004	—	—	7,001,004	7,001,004
Real estate securities, available-for-sale	5,766,333	3,441,790	—	1,523,203	1,918,587	3,441,790
Residential mortgage loans, held-for-investment	493,166	324,734	—	—	320,002	320,002
Residential mortgage loans, held-for-sale	716,372	633,160	—	—	641,004	641,004
Consumer loans, held-for-investment	1,986,162	1,970,565	—	—	1,970,565	1,970,565
Derivative assets	2,565,000	1,720	—	1,720	—	1,720
Cash and cash equivalents	258,622	258,622	258,622	—	—	258,622
Restricted cash	170,364	170,364	170,364	—	—	170,364
Other Assets	464,348	1,479	—	—	1,479	1,479
		$15,560,343	$428,986	$1,524,923	$13,609,546	$15,563,455
Liabilities
Repurchase agreements	$3,974,404	$3,973,512	$—	$3,974,404	$—	$3,974,404
Notes and bonds payable	8,888,721	8,870,851	—	—	8,882,458	8,882,458
Derivative liabilities	6,005,000	34,942	—	34,942	—	34,942
		$12,879,305	$—	$4,009,346	$8,882,458	$12,891,804

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Servicer Advances	Non-Agency RMBS	Total
Balance at December 31, 2015	$437,201	$1,144,316	$217,221	$7,426,794	$1,584,283	$10,809,815
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	(3,254)	(3,254)
Included in change in fair value of investments in excess mortgage servicing rights(D)	946	6,980	—	—	—	7,926
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	3,022	—	—	3,022
Included in change in fair value of investments in Servicer Advances	—	—	—	(31,224)	—	(31,224)
Included in gain (loss) on settlement of investments, net	—	—	—	—	(8,490)	(8,490)
Included in other income (loss), net(D)	656	76	—	—	268	1,000
Gains (losses) included in other comprehensive income(E)	—	—	—	—	(15,837)	(15,837)
Interest income	9,622	33,346	—	78,637	34,109	155,714
Purchases, sales and repayments
Purchases	—	—	—	3,844,638	443,139	4,287,777
Proceeds from sales	—	—	—	—	(38,168)	(38,168)
Proceeds from repayments	(22,525)	(63,614)	(10,342)	(4,317,841)	(77,463)	(4,491,785)
Balance at March 31, 2016	$425,900	$1,121,104	$209,901	$7,001,004	$1,918,587	$10,676,496

(A)	Includes the recapture agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of each respective period.

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
March 31, 2016
(dollars in tables in thousands, except share data)

Investments in Excess MSRs and Excess MSRs Equity Method Investees Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of March 31, 2016:

	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Speed(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)
Agency
Original Pools	10.5%	3.5%	31.5%	21
Recaptured Pools	7.5%	4.8%	20.0%	20
Recapture Agreement	7.6%	5.0%	20.0%	22
	9.8%	3.8%	28.8%	21
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	11.8%	N/A	10.3%	14
Recaptured Pools	7.8%	N/A	20.0%	20
Recapture Agreement	7.5%	N/A	19.8%	20
Ocwen Serviced Pools	9.3%	N/A	—%	14
	9.8%	N/A	2.6%	14
Total/Weighted Average--Directly Held	9.8%	3.8%	9.8%	16

Held through Equity Method Investees (Note 5)
Agency
Original Pools	12.5%	5.8%	35.1%	19
Recaptured Pools	7.6%	5.0%	20.0%	23
Recapture Agreement	7.7%	5.0%	20.0%	23
Total/Weighted Average--Held through Investees	10.6%	5.5%	29.2%	21

Total/Weighted Average--All Pools	10.0%	4.1%	13.8%	17

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee.

(F)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

As of March 31, 2016, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Speed(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate
March 31, 2016	2.3%	10.2%	14.6%	9.2	bps	5.5%

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount excludes the amounts New Residential pays its servicers as a monthly servicing fee.

Real Estate Securities Valuation

As of March 31, 2016, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,450,299	$1,524,194	$1,523,203	$—	$1,523,203	2
Non-Agency RMBS(C)	4,316,034	1,928,849	1,698,040	220,547	1,918,587	3
Total	$5,766,333	$3,453,043	$3,221,243	$220,547	$3,441,790

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

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $214.7 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans held-for-sale and foreclosed real estate accounted for as REO, New Residential applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. The consumer loans, held-for-investment, and related notes and bonds payable were recorded at fair value on the date of the SpringCastle Transaction (Note 1), March 31, 2016.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

At March 31, 2016, assets measured at fair value on a nonrecurring basis were $2.4 billion. The $2.4 billion includes approximately $2.0 billion of consumer loans, held-for-investment, $377.4 million of residential mortgage loans held-for-sale and $25.3 million of REO. The fair value of New Residential’s consumer loans, held-for-investment, and mortgage loans, held-for-sale, are estimated based on a discounted cash flow model analysis using internal pricing models and categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these loans as of March 31, 2016:

March 31, 2016	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Residential Mortgage Loans
Performing Loans	$151,001	3.8%	4.7	6.0%	0.9%	37.3%
Non-performing Loans	226,354	5.7%	3.4	3.0%	N/A	22.4%
Total/Weighted Average	$377,355	4.9%	3.9	4.2%		28.4%

Consumer Loans	$1,970,565	9.5%	4.2	18.5%	5.6%	87.2%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance. Not applicable for PCD Loans that are not 100% in default.

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

The debt assumed in the SpringCastle Transaction (Notes 1 and 11) was recorded at its fair value of $1.8 billion on March 31, 2016. The fair value was estimated based on a discounted cash flow model using both observable and unobservable inputs to estimate the amount and timing of expected cash flows, interest rates and collateral funding spreads and, therefore, is categorized within Level 3 of the fair value hierarchy.

The total change in the recorded value of assets for which a fair value adjustment was included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2016 was a decrease in the net valuation allowance of approximately $3.1 million and $3.6 million for residential mortgage loans held-for-sale and REO, respectively.

Residential Mortgage Loans for Which Fair Value is Only Disclosed

The following table summarizes the inputs used in valuing residential mortgage loans as of March 31, 2016:

	Carrying Value	Fair Value	Valuation and Loss Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$18,142	$18,142	$12	10.0%	4.4	N/A	N/A	8.4%
Performing Loans	19,462	20,484	4	7.9%	5.6	5.9%	2.5%	58.3%
Non-performing Loans	542,935	545,025	N/A	5.4%	2.5	1.5%	N/A	13.2%
Total/Weighted Average	$580,539	$583,651	$16	5.6%	2.6			14.6%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

(D)	Carrying value and fair value represent a 70% participation interest New Residential holds in the portfolio of reverse mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Derivative Valuation

New Residential enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. New Residential generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are categorized as Level 2.

Liabilities for Which Fair Value is Only Disclosed

Repurchase agreements and notes and bonds payable are not measured at fair value. They are generally considered to be Level 2 and Level 3 in the valuation hierarchy, respectively, with significant valuation variables including the amount and timing of expected cash flows, interest rates and collateral funding spreads.

Short-term repurchase agreements and short-term notes and bonds payable have an estimated fair value equal to their carrying value due to their short duration and generally floating interest rates. Longer-term notes and bonds payable are valued based on internal models utilizing both observable and unobservable inputs.

13. EQUITY AND EARNINGS PER SHARE

Equity and Dividends

On December 10, 2015, New Residential’s Board of Directors declared a fourth quarter 2015 dividend of $0.46 per common share or $106.0 million, which was paid on January 29, 2016 to stockholders of record as of December 31, 2015.

On March 22, 2016, New Residential’s Board of Directors declared a first quarter 2016 dividend of $0.46 per common share or $106.0 million, which was paid on April 29, 2016 to stockholders of record as of April 4, 2016.

On January 19, 2016, New Residential announced that its Board of Directors had authorized the repurchase of up to $200 million of its common stock over the next 12 months. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases, if any, will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the date of issuance of these condensed consolidated financial statements. Repurchases may impact New Residential’s financial results, including fees paid to its Manager.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2016.

Option Plan

As of March 31, 2016, New Residential’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011-2015	Total
Held by the Manager	345,720	8,874,152	9,219,872
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	88,280	3,067,955	3,156,235
Issued to the independent directors	—	4,000	4,000
Total	434,000	11,946,107	12,380,107

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of March 31, 2016. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended March 31, 2016 was $11.63 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2016	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2016 (millions)
Directors	Various	4,000	4,000	$13.58	$—
Manager(C)	2003 - 2007	434,000	434,000	31.36	—
Manager(C)	2011 - 2012	25,000	25,000	7.19	0.1
Manager(C)	2013	1,936,068	1,936,068	10.98	1.3
Manager(C)	2014	1,437,500	1,102,083	12.20	—
Manager(C)	2015	8,543,539	2,946,395	15.46	—
Outstanding		12,380,107	6,447,546

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Exercise Prices	Total Unexercised Inception to Date
2006-2007	$29.92 to $33.80	88,280
2013	$10.24 to $11.48	1,100,497
2014	$12.20	258,750
2015	$15.25 to $15.88	1,708,708
Total		3,156,235

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2015 outstanding options	12,380,107
Options granted	—	$—
Options exercised	—	$—
Options expired unexercised	—
March 31, 2016 outstanding options	12,380,107	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the three months ended March 31, 2016, based on the treasury stock method, New Residential had 67,510 dilutive common stock equivalents outstanding. During the three months ended March 31, 2015, based on the treasury stock method, New Residential had 3,476,404 dilutive common stock equivalents outstanding.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investments in Servicer Advances (Note 6) and Consumer Loans (Note 9), as well as HLSS for the period of April 6, 2015 through October 23, 2015.

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

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Exchange Act based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. New Residential intends to vigorously defend the Securities Action and consistent therewith on February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety.

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. New Residential intends to vigorously defend the lawsuit.

One shareholder derivative action has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The complaint alleges, among other things, that certain current and former Ocwen directors and officers breached their fiduciary duties to Ocwen. The complaint also alleged that HLSS and others aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks money damages from HLSS in an amount to be proved at trial. On November 9, 2015, the court entered an order staying all proceedings in the case pending further order of the Court. HLSS has not been served. If the litigation proceeds, New Residential intends to vigorously defend the lawsuit.

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

Capital Commitments — As of March 31, 2016, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to March 31, 2016, if any):

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

Environmental Costs — As a residential real estate owner through its REO, New Residential is subject to potential environmental costs. At March 31, 2016, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — New Residential’s debt obligations contain various customary debt covenants (Note 11).

Certain Tax-Related Covenants — If New Residential is treated as a successor to Newcastle under applicable U.S. federal income tax rules, and if Newcastle fails to qualify as a REIT, New Residential could be prohibited from electing to be a REIT. Accordingly, Newcastle has (i) represented that it has no knowledge of any fact or circumstance that would cause New Residential to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Residential as necessary to enable

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

New Residential to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Residential and its tax counsel with respect to the composition of Newcastle’s income and assets, the composition of its stockholders, and its operation as a REIT; and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) to the effect that Newcastle’s failure to maintain its REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rule referred to above). Additionally, New Residential covenanted to use its reasonable best efforts to qualify for taxation as a REIT for its taxable year ended December 31, 2013.

15. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

New Residential is party to a Management Agreement with its Manager which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by New Residential by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the 12 consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager, under the supervision of New Residential’s board of directors, formulates investment strategies, arranges for the acquisition of assets and associated financing, monitors the performance of New Residential’s assets and provides certain advisory, administrative and managerial services in connection with the operations of New Residential.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

Due to affiliates is comprised of the following amounts:

	March 31, 2016	December 31, 2015
Management fees	$3,336	$6,671
Incentive compensation	1,196	16,017
Expense reimbursements and other	1,315	1,097
	$5,847	$23,785

Affiliate expenses and fees were comprised of:

	Three Months Ended March 31,
	2016	2015
Management fees	$10,008	$5,126
Incentive compensation	1,196	3,693
Expense reimbursements(A)	125	125
Total	$11,329	$8,944

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of March 31, 2016, 64.3% and 34.8% of the UPB of the loans underlying New Residential’s investments in Excess MSRs and Servicer Advances, respectively, was serviced or master serviced by Nationstar. As of March 31, 2016, a total face amount of $2.8 billion of New Residential’s Non-Agency RMBS portfolio and approximately $33.5 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $11.9 billion as of March 31, 2016. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a 0.75% (of UPB) fee paid to Nationstar at the time of exercise. In connection with New Residential's exercise of certain of these call rights in 2014 and 2015, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2016, New Residential accrued for MSR Fund Payments in an aggregate amount of less than $0.1 million. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of March 31, 2016, $543.5 million UPB of New Residential’s residential mortgage loans and $26.6 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 5 regarding co-investments with Fortress-managed funds.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended March 31,
		2016	2015
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of investments, net	$(133)	$(24,697)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	3,254	1,071
Total reclassifications		$3,121	$(23,626)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2016	2015
Current:
Federal	$458	$736
State and Local	—	(1,156)
Total Current Income Tax Expense (Benefit)	458	(420)
Deferred:
Federal	(9,450)	(1,323)
State and Local	(1,231)	(1,684)
Total Deferred Income Tax Expense (Benefit)	(10,681)	(3,007)
Total Income Tax Expense (Benefit)	$(10,223)	$(3,427)

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2016. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in Servicer Advances (Note 6) and REO (Note 8), through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable. New Residential and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions beginning with the tax year ending December 31, 2013. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

New Residential has recorded a net deferred tax asset of approximately $196.2 million as of March 31, 2016, primarily related to basis differences in all servicer advances held by New Residential’s TRSs and related net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of March 31, 2016, New Residential recorded a partial valuation allowance related to certain net operating losses and loan loss reserves as management does not believe that it is more likely than not that these deferred tax assets will be realized.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
(dollars in tables in thousands, except share data)

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2016 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On March 22, 2016, New Residential’s Board of Directors declared a first quarter 2016 dividend of $0.46 per common share or $106.0 million, which was paid on April 29, 2016 to stockholders of record as of April 4, 2016.

In April 2016, New Residential entered into a $225.0 million corporate loan with Barclays Bank PLC secured by Agency Excess MSRs. The loan bears interest equal to the sum of one-month LIBOR plus 4.75% and matures in April 2018.

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

GENERAL

New Residential is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to residential real estate. We primarily target investments in mortgage servicing related assets and related opportunistic investments. We are externally managed and advised by an affiliate of Fortress pursuant to the Management Agreement. Our goal is to drive strong risk-adjusted returns primarily through our investments, and our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation.

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

Since 2010, banks have sold or committed to sell MSRs totaling more than $3 trillion. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 bps multiplied by the UPB of the mortgages. As of the fourth quarter of 2015, the top 100 mortgage servicers serviced $10 trillion of mortgages, according to Inside Mortgage Finance. Of the $10 trillion, approximately 73% of these MSRs were serviced by banks as of the fourth quarter of 2015, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe an elevated volume of MSR sales is likely for some period of time.

We estimate that MSRs covering up to $500 billion of mortgages are currently for sale, which would require a capital investment of approximately $3 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs or other servicing assets, such as advances. In addition, approximately $1.5 trillion of new loans are expected to be originated in 2016, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $2 to $2.5 trillion of MSRs could be sold or available over the next few years. While increased competition and market conditions for more recently originated MSRs have driven prices higher recently, we believe MSRs continue to offer attractive returns. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

Interest rates have been volatile. In periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Conversely, in periods of declining interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally increase. Generally, the value of our Agency Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment speeds and delinquencies. Moreover, the value of our Excess

MSRs is subject to a variety of factors, as described under “Risk Factors.” In the first quarter of 2016, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees increased by approximately $6.7 million in the aggregate and the weighted average discount rate of the portfolio remained unchanged at 9.8% primarily as a result of slower projected prepayment speeds and delinquencies, and an increase in projected recapture rates on some portfolios.

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

Beginning in April 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the fourth quarter of 2015, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, and the balance was Non-Agency RMBS.

From time to time, there may be opportunities to acquire Non-Agency RMBS at attractive risk-adjusted yields, with the potential for upside if the U.S. economy and housing market continue to strengthen. We believe that in many Non-Agency RMBS vehicles, there is a discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We continue to pursue opportunities in structured transactions that enable us to realize this difference, particularly through the acquisition and execution of call rights. We actively monitor the market for Non-Agency RMBS and our portfolio to determine when to strategically purchase and sell Non-Agency RMBS from time to time. We currently expect that the size of our Non-Agency portfolio will fluctuate depending primarily on our assessment of expected yields and alternative investment opportunities. The primary causes of mark-to-market changes in our RMBS portfolio are changes in interest rates, collateral performance, credit spreads and market liquidity.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of March 31, 2016 was 1.25%, compared to 2.15% as of December 31, 2015. This spread changed primarily as a result of lower yields from new securities purchased during the first quarter of 2016 and increased funding costs. The net interest spread on our Non-Agency RMBS portfolio as of March 31, 2016 was 3.27%, compared to 3.31% as of December 31, 2015. This spread changed primarily as a result of increased funding costs offset by higher yields from new securities purchased during the first quarter of 2016.

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

During 2016, we have continued to invest in the non-performing loan sector, while also opportunistically selling assets. In 2015, we made our first direct investment in REO assets. The scope of our continued investment in such assets, if any, will fluctuate depending on our assessment of relative value compared with alternative investment opportunities, as well as the volume of non-performing loans acquired as a result of calling Non-Agency residential mortgage securitizations.

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

Corporate credit spreads generally tightened during the first quarter of 2016, which would generally have a favorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolio. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio outweighed the corporate credit spread tightening during the first quarter at 2016 and caused the overall same store value of this portfolio to decrease slightly. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$387,627,303	$1,543,962	10.3%	$1,756,905	6.3
Servicer Advances(B)	7,203,924	7,005,501	46.7%	7,001,004	4.5
Agency RMBS(C)	1,450,299	1,524,194	10.2%	1,523,203	6.1
Non-Agency RMBS(C)	4,316,034	1,928,849	12.9%	1,918,587	7.5
Residential Mortgage Loans	1,209,538	966,205	6.4%	957,894	3.0
Real Estate Owned	N/A	63,396	0.4%	56,402	N/A
Consumer Loans	1,986,162	1,970,565	13.1%	1,970,565	4.2
Total/Weighted Average		$15,002,672	100.0%	$15,184,560	5.1

Reconciliation to GAAP total assets:
Cash and restricted cash				428,986
Trades receivable				1,509,016
Deferred tax asset				196,189
Other assets				253,026
GAAP total assets				$17,571,777

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)	The outstanding face amount of Excess MSRs and servicer advances is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, respectively.

(C)	Amortized cost basis is net of impairment.

Servicing Related Assets

Excess MSRs

As of March 31, 2016, we had approximately $1,756.9 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of March 31, 2016, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $387.6 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

Nationstar is the servicer of $249.3 billion UPB of the loans underlying our investments in Excess MSRs through March 31, 2016, and earns a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sold Excess MSRs to us, it generally retained a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

In December 2014, we agreed to acquire 50% of the Excess MSRs and all of the Servicer Advances and related basic fee portion of the MSR (the “SLS Advance Fee”), and a portion of the call rights related to a portfolio of residential mortgage loans which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. SLS continues to service the loans in exchange for a servicing fee of 10.75 bps times the UPB of the underlying loans and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding Servicer Advances to the UPB of the underlying loans.

On April 6, 2015, we acquired Excess MSRs and Servicer Advances in connection with the HLSS Acquisition. Ocwen continues to service the underlying loans in exchange for a servicing fee of approximately 5.3 bps times the UPB of the underlying loans and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target.

Each of our Excess MSR investments serviced by Nationstar and SLS is subject to a recapture agreement with Nationstar. Under such recapture agreements, we are generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar or SLS, as applicable, of a loan in the original portfolio. In other words, we are generally entitled to a pro rata interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Nationstar of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Nationstar of a previously recaptured loan. We have a similar recapture agreement with Ocwen; however, this agreement allows for Ocwen to retain the Excess MSR on recaptured loans up to a specified threshold and no payments have been made to us under such arrangement to date.

The tables below summarize the terms of our investments in Excess MSRs completed as of March 31, 2016.

Summary of Direct Excess MSR Investments as of March 31, 2016

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$118.6	$90.1	29	bps	21	bps	32.5% - 66.7%	$457.7	$367.0
Recapture Agreements	—	—	29		22		32.5% - 66.7%	—	58.9
	118.6	90.1	29		21			457.7	425.9
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.8	$91.3	35		14		33.3% - 80.0%	$328.8	$248.0
Recapture Agreements	—	—	26		20		33.3% - 80.0%	—	15.4
Ocwen Serviced Pools	156.4	136.1	43		14		100.0%	917.1	857.7
	305.2	227.4	41		14			1,245.9	1,121.1
Total/Weighted Average	$423.8	$317.5	38	bps	16	bps		$1,703.6	$1,547.0

(A)	The MSR is a weighted average as of March 31, 2016, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR, as of March 31, 2016 (Note 6 to our Condensed Consolidated Financial Statements).

Summary Excess MSR Investments Through Equity Method Investees as of March 31, 2016

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$70.1	32	bps	20	bps	50.0%	66.7%	33.3%	$336.1
Recapture Agreements	—	—	31		23		50.0%	66.7%	33.3%	68.8
Total/Weighted Average	$125.2	$70.1	32	bps	21	bps				$404.9

(A)	The MSR is a weighted average as of March 31, 2016, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of March 31, 2016 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$324,728	$118,585,641	$81,562,463	511,404	703	4.3%	289	83	11.0%	15.3%	14.2%	1.4%	28.9%
Recaptured Loans	42,276	—	8,556,875	50,198	721	4.4%	300	21	0.3%	6.9%	6.4%	0.6%	19.5%
Recapture Agreement	58,896	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$425,900	$118,585,641	$90,119,338	561,602	705	4.3%	290	76	9.9%	14.5%	13.4%	1.3%	28.4%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	240,457	148,839,262	89,564,880	469,448	668	4.3%	273	122	44.8%	12.4%	8.3%	4.5%	7.8%
Recaptured Loans	7,499	—	1,712,198	7,714	741	4.2%	293	15	3.0%	12.3%	12.3%	—%	19.1%
Recapture Agreement	15,436	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	857,712	156,374,134	136,143,859	913,255	640	4.6%	249	126	22.2%	8.8%	5.3%	3.6%	—%
	$1,121,104	$305,213,396	$227,420,937	1,390,417	647	4.6%	255	124	30.9%	9.7%	6.1%	3.8%	2.1%
Total/Weighted Average	$1,547,004	$423,799,037	$317,540,275	1,952,019	659	4.5%	262	115	25.0%	10.6%	7.6%	3.3%	9.8%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	3.6%	1.1%	1.2%	1.8%	0.4%	0.4%
Recaptured Loans	1.3%	0.3%	0.3%	0.4%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.4%	1.0%	1.1%	1.6%	0.4%	0.4%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	8.3%	2.1%	3.5%	9.7%	2.1%	2.6%
Recaptured Loans	1.0%	0.2%	—%	—%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	7.0%	3.7%	5.9%	9.2%	2.1%	2.2%
	7.3%	3.3%	5.3%	9.3%	2.1%	2.3%
Total/Weighted Average	6.5%	2.8%	4.5%	7.8%	1.7%	1.9%

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

(F)
Excess MSR investments in which we also invested in related servicer advances, including the basic fee component of the related MSR as of March 31, 2016 (Note 6 to our Condensed Consolidated Financial Statements included herein).

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $3.4 billion of UPB are as of February 29, 2016.

The following table summarizes the collateral characteristics as of March 31, 2016 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership %	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$246,168	$125,191,420	$57,027,438	33.3%	458,305	685	4.9%	283	96	10.5%	19.3%	16.1%	3.8%	28.7%
Recaptured Loans	89,945	—	13,116,789	33.3%	85,580	700	4.4%	300	25	0.5%	7.3%	7.0%	0.5%	35.1%
Recapture Agreement	68,750	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/ Weighted Average	$404,863	$125,191,420	$70,144,227		543,885	688	4.8%	286	83	8.6%	17.3%	14.6%	3.2%	29.3%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.8%	1.4%	1.1%	3.5%	1.2%	0.7%
Recaptured Loans	2.5%	0.6%	0.4%	0.6%	—%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average	4.4%	1.3%	0.9%	3.0%	0.9%	0.6%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advances

In December 2013, we made our first investment in servicer advances. We made the investment through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors. The Buyer acquired from Nationstar a pool of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on a pool of Non-Agency mortgage loans. In exchange, the Buyer (i) paid the initial purchase price, and (ii) agreed to purchase future servicer advances related to the loans at par. The initial purchase price was equal to the value of the discounted cash flows from the outstanding and future advances and from the basic fee. We had previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.”

Nationstar remains the named servicer under the related servicing agreements and continues to perform all servicing duties for the underlying loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and rating agency approvals required for a formal change of the named servicer. In exchange for Nationstar’s performance of servicing duties, the Buyer pays Nationstar the Nationstar Servicing Fee and, in the event that the aggregate cash flows from the advances and the basic fee generate the Buyer Targeted Return on the Buyer’s invested equity, the Nationstar Performance Fee. Nationstar is majority owned by private equity funds managed by an affiliate of our Manager. For more information about the fee structure, see below.

In December 2014, we acquired servicer advances from SLS, as described under “—Excess MSRs” above.

On April 6, 2015, we acquired servicer advances in connection with the HLSS Acquisition, as described under “—Excess MSRs” above.

The following is a summary of the investments in Servicer Advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2016					Three Months Ended March 31, 2016
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances(C)	$7,005,501	$7,001,004	5.5%	5.3%	4.5	$(31,224)

(A)	Carrying Value represents the fair value of the investment in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)	Excludes our asset-backed securities collateralized by Servicer Advances, which have an aggregate face amount of $431.0 million and an aggregate carrying value of $431.0 million as of March 31, 2016.

The following is additional information regarding our Servicer Advances, and related financing, as of March 31, 2016 (dollars in thousands):

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
March 31, 2016
Servicer Advances(D)	$212,135,668	$7,203,924	3.4%	$6,880,413	93.9%	92.8%	3.4%	2.7%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) on which we received financing. If we were to include these DSF in the servicer advance balance, gross and net LTV as of March 31, 2016 would be 89.4% and 88.4%, respectively. Also excludes retained non-agency bonds with a current face amount of $175.8 million from the outstanding Servicer Advances debt. If we were to sell these bonds, gross and net LTV as of March 31, 2016 would be 96.3% and 95.2%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investment in Servicer Advances:

March 31, 2016
Principal and interest advances	$2,016,073
Escrow advances (taxes and insurance advances)	3,504,808
Foreclosure advances	1,683,043
Total	$7,203,924

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of March 31, 2016, we owned an approximately 44.5% interest in the Buyer.

In the event that any member of the Buyer does not fund its capital contribution, each other member has the right, but not the obligation, to make pro rata capital contributions in excess of its stated commitment, provided that any member’s decision not to fund any such capital contribution will result in a reduction of its membership percentage.

Servicing Fee

Nationstar, SLS and Ocwen remain the named servicers under the applicable servicing agreements and will continue to perform all servicing duties for the related mortgage loans. The Buyer, or the related New Residential subsidiary, as applicable, has the right, but not the obligation, to become the named servicer with respect to its investments, subject to obtaining consents and rating agency approvals required for a formal change of the named servicer and, with respect to Ocwen, only after April 6, 2017. In exchange for their services, we pay Nationstar, SLS and Ocwen a monthly servicing fee representing a portion of the amounts from the purchased basic fee.

The Nationstar Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of March 31, 2016 is equal to approximately 9.3%, which is equal to (i) 2 basis points divided by (ii) the basic fee, which is 21.6 basis points on a weighted average basis as of March 31, 2016. The SLS servicing fee is equal to 10.75 bps times the UPB of the underlying loans, based on the servicing fee collections of the underlying loans. The

Ocwen servicing fee is equal to 5.3 bps times the UPB of the underlying loans, based on the servicing fee collections of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amount of $10.2 million during the three months ended March 31, 2016.

The SLS Incentive Fee is equal to up to 4.0 bps on the UPB of the underlying loans, depending on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

The Ocwen Incentive Fee payable in any month is reduced if the advance ratio exceeds a predetermined level for that month. If the advance ratio is exceeded in any month, any performance-based incentive fee payable for such month will be reduced by one-month LIBOR plus 2.75% (or 275 basis points) per annum of the amount of any such excess servicer advances.

A further discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

In addition to its direct investments in Servicer Advances, New Residential has also invested in asset-backed securities collateralized by servicer advances, which are summarized as of March 31, 2016 as follows (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Servicer Advance Bonds	$431,000	$430,754	$306	$(103)	$430,957	$(387,176)

(A)	Fair value, which is equal to carrying value for all securities.

Residential Securities and Loans

Real Estate Securities

As of March 31, 2016, we had approximately $5.8 billion face amount of real estate securities, including $1.5 billion of Agency RMBS and $4.3 billion of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $184.2 million for Agency RMBS and approximately $1.5 billion for Non-Agency RMBS. As of March 31, 2016, a total face amount of $2.8 billion of our Non-Agency portfolio and approximately $33.5 million of our Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $11.9 billion as of March 31, 2016. We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a 0.75% (of UPB) fee paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a 0.5% (of UPB) fee paid to Ocwen at the time of exercise. The aggregate UPB of the underlying mortgage loans within these various securitization trusts is approximately $175.0 billion.

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

We have exercised our call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, we sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, we received par on the securities issued by the called trusts which we owned prior to such trusts’ termination. Refer to Note 8 in our Condensed Consolidated Financial Statements for further details on these transactions.

As of March 31, 2016, we sold and purchased $1.4 billion and $1.3 billion face amount of Agency RMBS for $1.5 billion and $1.3 billion, respectively, and purchased $0.2 billion face amount of Non-Agency RMBS for $0.1 billion, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of March 31, 2016 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$175,679	$186,369	$102	$(1,522)	$184,949	$(184,247)
Agency Specified Pools	1,274,620	1,337,825	429	—	1,338,254	—
Agency RMBS	$1,450,299	$1,524,194	$531	$(1,522)	$1,523,203	$(184,247)

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of March 31, 2016 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$175,679	$186,369	100.0%	$184,949	2.6%	1.8%	N/A	2.0%	8.9%	4

(A)
Of these investments, 95.6% reset based on 12-month LIBOR index, 2.4% reset based on one-month LIBOR, and 2.0% reset based on the one-year Treasury Constant Maturity Rate. After the initial fixed period, 97.6% of these securities will reset annually and 2.4% will reset semi-annually.

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

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of March 31, 2016 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3 Month CPR(B)
Pre-2006	3	$9,282	$9,892	0.6%	$9,745	5.8	23.3%
2006	1	2,300	2,442	0.2%	2,420	11.0	0.5%
2007	3	4,942	5,092	0.3%	5,128	7.4	2.5%
2008	3	6,618	7,072	0.5%	6,984	12.3	0.3%
2009	3	14,896	15,924	1.0%	15,590	4.2	3.5%
2010	10	84,387	89,724	5.9%	89,179	4.7	18.0%
2011	1	4,426	4,426	0.3%	4,437	5.6	3.2%
2012 and later	15	1,323,448	1,389,622	91.2%	1,389,720	6.2	—%
Total/Weighted Average	39	$1,450,299	$1,524,194	100.0%	$1,523,203	6.1	1.3%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of March 31, 2016:

Net Interest Spread(A)
Weighted Average Asset Yield	1.95%
Weighted Average Funding Cost	0.70%
Net Interest Spread	1.25%

(A)
The Agency RMBS portfolio consists of 12.2% floating rate securities and 87.8% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2016 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$4,316,034	$1,928,849	$21,699	$(31,961)	$1,918,587	$1,490,273

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2016 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2004	CCC+	113	$225,103	$147,664	9.9%	$151,110	9.3%	0.8%	6.4	2.5%
2004	CCC	40	232,151	181,992	12.2%	183,489	16.2%	1.9%	9.0	2.1%
2005	CC	39	484,778	357,263	23.8%	346,767	13.6%	2.8%	9.2	1.0%
2006 and later	B	83	2,943,001	811,177	54.1%	806,265	9.0%	1.9%	10.2	1.3%
Total/Weighted Average	CCC+	275	$3,885,033	$1,498,096	100.0%	$1,487,631	11.2%	2.0%	9.5	1.4%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3 month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2004	17.0	0.08	1.6%	11.4%	6.1%
2004	11.8	0.12	5.2%	13.8%	8.1%
2005	10.9	0.10	3.8%	17.2%	30.8%
2006 and later	9.0	0.47	4.1%	15.4%	19.6%
Total/Weighted Average	10.6	0.30	5.7%	15.2%	15.7%

(A)	Excludes $431.0 million face amount of bonds backed by servicer advances.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 84 bonds with a carrying value of $341.6 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2016.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2016.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $220.5 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $267.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of March 31, 2016:

Net Interest Spread(A)
Weighted Average Asset Yield	5.23%
Weighted Average Funding Cost	1.96%
Net Interest Spread	3.27%

(A)	The Non-Agency RMBS portfolio consists of 59.8% floating rate securities and 40.2% fixed rate securities (based on amortized cost basis).

Residential Mortgage Loans

As of March 31, 2016, we had approximately $1.2 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $819.9 million and notes and bonds payable with an aggregate face amount of approximately $17.3 million. We acquired these loans through open market purchases, as well as through the exercise of call rights, as described below.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2016 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Loan Type
Reverse Mortgage Loans(E)(F)	$32,633	$18,142	122	7.4%	4.4	19.8%	133.5%	65.7%	N/A
Performing Loans(G)	20,884	19,462	663	8.9%	5.6	17.3%	77.2%	7.3%	626
Purchased Credit Deteriorated (“PCD”) Loans(H)	439,649	287,130	2,037	5.5%	2.6	18.7%	116.4%	93.1%	577
Total Residential Mortgage Loans, held-for- investment	$493,166	$324,734	2,822	5.8%	2.8	18.7%	115.9%	87.7%	580

Performing Loans, held-for-sale(G)	$143,384	$151,001	1,671	3.8%	4.7	9.6%	58.1%	3.7%	665
Non-performing Loans, held-for-sale(H)(I)	572,988	482,159	3,425	7.0%	2.7	15.3%	104.0%	79.1%	571
Residential Mortgage Loans, held-for-sale	$716,372	$633,160	5,096	6.3%	3.1	14.2%	94.8%	64.0%	590

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.4 million and 60% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where we expect to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $8.7 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of March 31, 2016, we have placed all of these loans on nonaccrual status, except as described in (I) below.

(I)	Includes $232.1 million UPB of Ginnie Mae EBO non-performing loans on accrual status because contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

In April 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, OneMain, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and funds managed by Blackstone Tactical Opportunities Advisors LLC acquired 23%. OneMain acts as the managing member of the Consumer Loan Companies. After a servicing transition period, OneMain became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed approximately 73% of the original purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes that were subordinate to the debt issued in April 2013. On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization. The proceeds in excess of the refinanced debt were distributed to the respective co-investors, which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain. Subsequent to this refinancing, we have discontinued recording our share of the underlying earnings of the Consumer Loan Companies until such time as their cumulative earnings exceed their cumulative distributions.

On March 31, 2016, we entered into the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements). As a result, we own 53.5% of, and consolidate, the Consumer Loan Companies.

The table below summarizes the collateral characteristics of the consumer loans as of March 31, 2016 (dollars in thousands):

	Collateral Characteristics
	UPB(A)	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(B)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(C)	Delinquency 60 Days(C)	Delinquency 90+ Days(C)	CRR(D)	CDR(E)
Consumer loans, held-for-investment	$1,986,162	67.4%	32.6%	225,753	635	18.3%	11.0%	130	4.2	2.9%	1.7%	2.5%	18.5%	5.6%

(A)	As of February 29, 2016.

(B)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

(C)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.

(D)
3 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool, net of draws on revolving loans.

(E)
3 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. We believe that the estimates and assumptions utilized in the preparation of the Condensed Consolidated Financial Statements are prudent and reasonable. Actual results historically have been in line with our estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions. The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.

Excess MSRs

Upon acquisition, we elected to record each investment in Excess MSRs at fair value. We elected to record our investments in Excess MSRs at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

Our Excess MSRs are categorized as Level 3 under the GAAP hierarchy. The inputs used in the valuation of Excess MSRs include prepayment speed, delinquency rate, recapture rate, excess mortgage servicing amount and discount rate. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. We validate significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. Any changes to the valuation methodology will be reviewed by us to ensure the changes are appropriate.

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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of March 31, 2016 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2016	$1,547,004
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,678,345	$1,609,898	$1,489,048	$1,435,499
Change in estimated fair value:
Amount	$131,341	$62,894	$(57,956)	$(111,505)
%	8.5%	4.1%	(3.7)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,680,304	$1,611,364	$1,486,828	$1,430,482
Change in estimated fair value:
Amount	$133,300	$64,360	$(60,176)	$(116,522)
%	8.6%	4.2%	(3.9)%	(7.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,552,303	$1,549,654	$1,544,353	$1,541,702
Change in estimated fair value:
Amount	$5,299	$2,650	$(2,651)	$(5,302)
%	0.3%	0.2%	(0.2)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,531,339	$1,539,119	$1,554,996	$1,563,098
Change in estimated fair value:
Amount	$(15,665)	$(7,885)	$7,992	$16,094
%	(1.0)%	(0.5)%	0.5%	1.0%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of March 31, 2016 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2016	$209,901
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$228,138	$218,619	$201,892	$194,513
Change in estimated fair value:
Amount	$18,237	$8,718	$(8,009)	$(15,388)
%	8.7%	4.2%	(3.8)%	(7.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$225,434	$217,439	$202,793	$196,087
Change in estimated fair value:
Amount	$15,533	$7,538	$(7,108)	$(13,814)
%	7.4%	3.6%	(3.4)%	(6.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$213,866	$211,884	$207,918	$205,935
Change in estimated fair value:
Amount	$3,965	$1,983	$(1,983)	$(3,966)
%	1.9%	0.9%	(0.9)%	(1.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$202,681	$206,268	$213,580	$217,306
Change in estimated fair value:
Amount	$(7,220)	$(3,633)	$3,679	$7,405
%	(3.4)%	(1.7)%	1.8%	3.5%

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

Servicer Advances

We account for investments in servicer advances, which include the basic fee component of the related MSR (the “servicer advance investments”), as financial instruments, because we are not the named mortgage servicer or owner of the related MSR.

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

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $1.0 billion per year on average over the weighted average life of the investment held as of March 31, 2016, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not be indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. We validate significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. Any changes to the valuation methodology will be reviewed by us to ensure the changes are appropriate.

We must also assess whether unrealized losses on securities, if any, reflect a decline in value that is other-than-temporary and, if so, record an OTTI through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security that was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we will assume the anticipated recovery period is until the expected maturity of the applicable security. Also, for securities that represent beneficial interests in securitized financial assets within the scope of ASC No. 325-40, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an OTTI will be deemed to have occurred. Our Non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable, fall within the scope of ASC No. 310-30, as opposed to ASC No. 325-40. All of our other Non-Agency RMBS, those not acquired with evidence of deteriorated credit quality, fall within the scope of ASC No. 325-40.

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

Purchased Credit Deteriorated (PCD) Loans

We evaluate the credit quality of our loans, as of the acquisition date, for evidence of credit quality deterioration. Loans with evidence of credit deterioration since their origination, and where it is probable that we will not collect all contractually required principal and interest payments, are PCD loans. Recognition of income and accrual status on PCD loans is dependent on having a reasonable expectation about the timing and amount of cash flows to be collected. At acquisition, we aggregate PCD loans into pools based on common risk characteristics and loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows.

The excess of the total cash flows (both principal and interest) expected to be collected over the carrying value of the PCD loans is referred to as the accretable yield. This amount is not reported on our Condensed Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated life of the pool of loans.

On a quarterly basis, we estimate the total cash flows expected to be collected over the remaining life of each pool. Probable decreases in expected cash flows trigger the recognition of impairment. Impairments are recognized through the valuation and loss provision for loans and an increase in the allowance for loan losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans.

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

Real Estate Owned (REO)

REO assets are those individual properties where the owner of the related loan receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). We recognize REO assets: (i) at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower or (ii) when acquired. We measure REO assets at the lower of cost or fair value, with valuation changes recorded in other income. REO is illiquid in nature and its valuation is subject to significant uncertainty and judgment and is greatly impacted by local market conditions.

Consumer Loans

Prior to the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements), we accounted for our investment in the Consumer Loan Companies pursuant to the equity method of accounting because we could exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation were not met. Our share of earnings and losses in these equity method investees was recorded in “Earnings from investments in consumer loans, equity method investees” on the Condensed Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the Condensed Consolidated Balance Sheets.

Subsequent to the SpringCastle Transaction, we consolidate the Consumer Loan Companies. The Consumer Loan Companies classify their investments in consumer loans as held-for-investment, as they have the intent and ability to hold for the foreseeable future, or until maturity or payoff. The Consumer Loan Companies record the consumer loans at cost net of any unamortized discount or loss allowance. The Consumer Loan Companies determined at acquisition that these loans would be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); the loans aggregated into pools are accounted for as if each pool were a single loan.

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

We have invested in Nationstar serviced servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of March 31, 2016, we owned an approximately 44.5% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a variable interest entity. As a result of our managing member interest, which represents a controlling financial interest, we have determined that we are the primary beneficiary and consolidate the Buyer and its wholly owned subsidiaries, and we reflect membership interests in the Buyer held by third parties as noncontrolling interests.

As a result of the SpringCastle Transaction, we have a 53.5% interest in and are the managing member of the Consumer Loan Companies. The Consumer Loan Companies were formed as joint ventures, designed by the members to share risk and rewards and provide each member with a certain level of participation in the overall management. Since formation, the Consumer Loan Companies have demonstrated their ability to finance activities without additional subordinated financial support and, based on the Second A&R LLC Agreements, were organized with substantive voting rights and the holders of the equity investment at risk, as a group, have the characteristics of a controlling financial interest. Therefore, we have determined that the Consumer Loan Companies are voting interest entities. As the holder of 53.5% of the voting equity and managing member, we have determined that we own a controlling financial interest and, as the third party investor does not possess substantive participating rights, we have consolidated the Consumer Loan Companies. We reflect the 46.5% membership interest held by the third party as a noncontrolling interest.

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local corporate level income taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” We have made certain investments, particularly our investments in servicer advances, through TRSs and are subject to regular corporate income taxes on these investments.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount
Interest income	$190,036	$84,373	$105,663
Interest expense	81,228	33,979	47,249
Net Interest Income	108,808	50,394	58,414

Impairment
Other-than-temporary impairment (OTTI) on securities	3,254	1,071	2,183
Valuation and loss provision (reversal) on loans and real estate owned	6,745	977	5,768
	9,999	2,048	7,951

Net interest income after impairment	98,809	48,346	50,463

Other Income
Change in fair value of investments in excess mortgage servicing rights	7,926	(1,761)	9,687
Change in fair value of investments in excess mortgage servicing rights, equity method investees	3,022	4,921	(1,899)
Change in fair value of investments in servicer advances	(31,224)	(7,669)	(23,555)
Gain on consumer loans investment	9,943	10,447	(504)
Gain on remeasurement of consumer loans investment	71,250	—	71,250
Gain (loss) on settlement of investments, net	(14,500)	14,767	(29,267)
Other income (loss), net	(14,495)	(8,410)	(6,085)
	31,922	12,295	19,627

Operating Expenses
General and administrative expenses	12,081	8,560	3,521
Management fee to affiliate	10,008	5,126	4,882
Incentive compensation to affiliate	1,196	3,693	(2,497)
Loan servicing expense	1,731	4,891	(3,160)
	25,016	22,270	2,746

Income (Loss) Before Income Taxes	105,715	38,371	67,344
Income tax expense (benefit)	(10,223)	(3,427)	(6,796)
Net Income (Loss)	$115,938	$41,798	$74,140
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$4,202	$5,823	$(1,621)
Net Income (Loss) Attributable to Common Stockholders	$111,736	$35,975	$75,761

Interest Income

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Interest income increased by $105.7 million, primarily attributable to incremental interest income of (i) $28.0 million from Excess MSR investments and (ii) $38.7 million from servicer advance investments, in which we made additional investments subsequent to March 31, 2015, primarily through the HLSS Acquisition. Interest income further increased by (iii) $31.6 million, largely due to an increase in the size of real estate securities portfolio and accelerated accretion on real estate securities owned in Non-Agency

RMBS trusts that were terminated upon the exercise of call rights, and (iv) $6.8 million related to interest income on real estate loans, specifically the FNMA loan pool acquired in December 2015 and the Ginnie Mae EBO loans acquired through the HLSS Acquisition.

Interest Expense

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Interest expense increased by $47.2 million primarily attributable to increases of (i) $39.5 million of interest on financings related to servicer advances primarily acquired through the HLSS Acquisition, (ii) $4.0 million of interest on repurchase agreements and financings on real estate securities in which we made additional levered investments subsequent to March 31, 2015, (iii) $2.2 million of interest on corporate loans secured by Excess MSRs issued subsequent to March 31, 2015 and (iv) $1.3 million of interest on real estate loans due to a larger portfolio during the three months ended March 31, 2016.

Other-Than-Temporary Impairment on Securities

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The other-than-temporary impairment on securities increased by $2.2 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of March 31, 2016.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The $5.8 million increase in the valuation and loss provision (reversal) on residential mortgage loans, held-for-sale and real estate owned resulted from an increase in impairment on loans of $2.1 million related to loans acquired through the exercise of call rights and $3.7 million of impairment on existing REO for which new broker price opinions were obtained.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The change in fair value of investments in excess mortgage servicing rights increased by $9.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase primarily relates to mark-to-market fair value adjustments of $7.9 million during the three months ended March 31, 2016 compared to negative adjustments of $1.8 million during the three months ended March 31, 2015. The mark-to-market adjustments during the three months ended March 31, 2016 were primarily driven by slower prepayments speeds and decreased delinquency assumptions.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $1.9 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease relates to decreased mark-to-market fair value adjustments during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to an increase in the weighted average discount rate from 9.6% to 9.8%.

Change in Fair Value of Investments in Servicer Advances

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The change in fair value of investments in servicer advances decreased by $23.6 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease primarily relates to asset mark-downs of $31.2 million during the three months ended March 31, 2016 compared to mark-downs of $7.6 million during the three months ended March 31, 2015. The net decrease in value during the three months ended March 31, 2016 was primarily due to a lower performance fee adjustment related to HLSS servicing advances resulting from a lower forward LIBOR curve as compared to prior projections.

The decrease in fair value of investments in servicer advances for the three months ended March 31, 2015 was primarily due to an increase in the weighted average life of the portfolio.

Gain on Consumer Loans Investment

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Gain on consumer loans investment decreased by $0.5 million as a result of slightly reduced cash distributions during the three months ended March 31, 2016 relative to March 31, 2015.
Gain on Remeasurement of Consumer Loans Investment

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Gain on remeasurement of consumer loans investment of $71.3 million represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements).

Gain on Settlement of Investments, Net

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Gain on settlement of investments decreased by $29.3 million, primarily related to (i) decreased gain on sale of real estate securities and residential mortgage loans of $8.6 million and $20.7 million, respectively, (ii) increased loss on settlement of derivatives of $10.0 million, and (iii) decreased gain on liquidated residential mortgage loans of $0.4 million, partially offset by (iv) decreased loss on sale of REO of $5.8 million, and (v) increased other gains of $4.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Other Income (Loss), Net

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Other income (loss), net decreased by $6.1 million, primarily attributable to (i) a $15.3 million net increase in unrealized losses on non-hedge derivative instruments, partially offset by (ii) increased unrealized gain on other ABS of $0.3 million, (iii) increased gain on transfer of loans to REO of $3.0 million, (iv) increased gain on Excess MSR recapture agreements of $0.7 million and (v) increased other income of $5.2 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

General and Administrative Expenses

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

General and administrative expenses increased by $3.5 million due to an increase in deal expenses, including legal deal expenses related to the SpringCastle Transaction, refinancings and the exercise of call rights.

Management Fee to Affiliate

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Management fee to affiliate increased by $4.9 million as a result of increases to our gross equity subsequent to March 31, 2015.

Incentive Compensation to Affiliate

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Incentive compensation to affiliate decreased by $2.5 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-

to-market valuation changes on investments and debt, and excluding the Gain on Remeasurement of Consumer Loans Investment, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Loan Servicing Expense

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Loan servicing expense decreased by $3.2 million due to a smaller average real estate loan portfolio in the three months ended March 31, 2016 as a result of significant loan sales completed during the three months ended March 31, 2015.

Income Tax Expense (Benefit)

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Income tax expense (benefit) increased by $6.8 million primarily due to the increase in the net deferred tax benefit resulting from changes in mark-to-market fair value adjustments on investments in servicer advances and other book to tax differences.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Noncontrolling interests in income of consolidated subsidiaries decreased by $1.6 million primarily due to (i) a decrease in net interest income earned on the Buyer’s levered assets as they are repaid over time, partially offset by (ii) a decrease in the change in fair value of the Buyer’s assets.

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

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2016, we had outstanding repurchase agreements with an aggregate face amount of approximately $4.0 billion to finance residential mortgage loans, real estate owned, consumer loans, Non-Agency RMBS and Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 4% for Agency RMBS, 10% - 50% for Non-Agency RMBS, and 5% - 53% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

With respect to the next 12 months, we expect that our cash on hand, combined with our cash flow provided by operations and our ability to roll our repurchase agreements and servicer advance financings, will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations,” as well as “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address such a shortfall on a timely basis and could have a material adverse effect on our business.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	March 31, 2016
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,629,971	$1,629,971	Apr-16	0.70%	0.1	$1,612,119	$1,667,876	$1,691,144	0.6
Non-Agency RMBS (E)	Various	1,490,273	1,490,273	Apr-16 to Jun-16	1.96%	0.1	3,599,118	1,788,871	1,777,260	7.2
Residential Mortgage Loans(F)	Various	723,954	723,167	May-16 to Mar-17	2.87%	0.6	1,119,845	886,918	884,110	3.1
Real Estate Owned(G)(H)	Various	95,983	95,878	May-16 to Mar-17	2.76%	0.6	N/A	N/A	108,330	N/A
Consumer Loan Investment(I)	Apr-15	34,223	34,223	Apr-16	4.11%	0.1	N/A	N/A	71,250	4.2
Total Repurchase Agreements		3,974,404	3,973,512		1.65%	0.2
Notes and Bonds Payable
Secured Corporate Note(J)	May-15	182,772	181,602	Apr-17	5.69%	1.1	89,074,745	212,250	258,422	5.2
Servicer Advances(K)	Various	6,880,413	6,868,732	Aug-16 to Aug-18	3.44%	1.2	7,203,924	7,005,501	7,001,004	4.5
Residential Mortgage Loans(L)	Oct-15	13,786	13,786	Oct-16	3.30%	0.5	20,801	13,914	12,809	4.4
Consumer Loans(M)	Oct-14	1,808,211	1,803,192	May-23 to Apr-34	4.14%	3.7	1,986,162	1,951,879	1,951,879	4.2
Receivable from government agency(L)	Oct-15	3,539	3,539	—	3.30%	0.5	N/A	N/A	5,333	N/A
Total Notes and Bonds Payable		8,888,721	8,870,851		3.63%	1.7
Total/ Weighted Average		$12,863,125	$12,844,363		3.02%	1.2

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of April 2016 were refinanced, extended, or repaid.

(C)	These repurchase agreements had approximately $6.7 million of associated accrued interest payable as of March 31, 2016.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.5 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $145.8 million on retained servicer advance bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
The repurchase agreement bears interest equal to three-month LIBOR plus 3.50% and is collateralized by 56% of our interest in the Consumer Loan Companies (Note 9 to our Condensed Consolidated Financial Statements).

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

(M)
Represents the debt assumed in the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements), which is comprised of the following classes of asset-backed notes (collectively, the “2014-A Notes”) held by third parties: $850.2 million UPB of Class A notes with a coupon of 2.7% and a stated maturity date in May 2023 (the “Class A Notes”); $427.0 million UPB of Class B notes with a coupon of 4.61% and a stated maturity date in October 2027 (the “Class B Notes”); $331.2 million UPB of Class C notes with a coupon of 5.59% and a stated maturity date in October 2033 (the “Class C Notes”); and $199.8 million UPB of Class D notes with a coupon of 6.82% and a stated

maturity date in April 2034 (the “Class D Notes”). Prior to the payment date in October 2016, the redemption price for any class of the outstanding 2014-A Notes shall be the sum of (i) 100% of the outstanding principal balance of the 2014-A Notes of the applicable class to be redeemed, plus (ii) the applicable Specified Call Premium Amount (as defined below) for such 2014-A Notes, plus (iii) accrued and unpaid interest and fees in respect of such 2014-A Notes. On or after the payment date occurring in October 2016, the redemption price for any class of 2014-A Notes shall be the sum of (i) 100% of the outstanding principal balance of the 2014-A Notes of the applicable class to be redeemed, plus (ii) accrued and unpaid interest and fees in respect of such 2014-A Notes. The “Specified Call Premium Amount” on any payment date for any class of 2014-A Notes shall mean (i) in the case of Class A Notes, an amount equal to 1.00% of the outstanding principal balance of the Class A Notes to be redeemed and (ii) in the case of the Class B Notes, the Class C Notes and the Class D Notes, an amount equal to (a) the product of (1) with respect to the Class B Notes, 0.75%, with respect to the Class C Notes, 1.00% and with respect to the Class D Notes, 2.00%, times (2) the outstanding principal balance of the 2014-A Notes of such class to be redeemed on such payment date, times (3) the number of days, computed on a 30/360 basis, from and including such payment date to but excluding the payment date occurring in October 2016, divided by (b) 360.

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

The following tables provide additional information regarding our short-term borrowings (dollars in thousands).

		Three Months Ended March 31, 2016
	Outstanding Balance at March 31, 2016	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,629,971	$1,637,506	$1,683,305	0.69%
Non-Agency RMBS	1,490,273	1,369,703	1,490,273	1.86%
Residential Mortgage Loans	723,954	889,834	974,408	2.80%
Real Estate Owned	95,983	87,270	97,943	3.07%
Consumer Loans	34,223	34,569	40,446	4.10%
Notes and Bonds Payable
Servicer Advances	2,916,719	2,651,087	2,961,031	2.43%
Residential Mortgage Loans	13,786	14,260	15,652	3.26%
Real Estate Owned	3,539	3,518	3,877	3.26%
Total/Weighted Average	$6,908,448	$6,687,747	$7,266,935	1.96%

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of March 31, 2016, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2016	$1,547,745	$3,652,241	$5,199,986
2017	5,045,240	441,308	5,486,548
2018	368,380	—	368,380
2019	—	—	—
2020	—	—	—
2021 and thereafter	1,808,211	—	1,808,211
	$8,769,576	$4,093,549	$12,863,125

(A)	Includes repurchase agreements and notes and bonds payable of $81.0 million and $8,688.6 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $3,893.5 million and $200.1 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.6% and 16.1%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 17.7% and 15.3%, respectively, during the three months ended March 31, 2016.

Borrowing Capacity

The following table represents our borrowing capacity as of March 31, 2016 (in thousands):

		Borrowing	Balance	Available
Debt Obligations/ Collateral	Collateral Type	Capacity	Outstanding	Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans	$2,435,000	$819,937	$1,615,063
Notes and Bonds Payable
Servicer Advances(A)	Servicer Advances	7,574,183	6,880,413	693,770
		$10,009,183	$7,700,350	$2,308,833

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

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period, or a 35% decline over any three-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. We were in compliance with all of our debt covenants as of March 31, 2016.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2016.

As of March 31, 2016, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average exercise price of $31.36 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013, as well as options issued by us in 2013 and thereafter, had a weighted average exercise price of $14.32. Our outstanding options as of March 31, 2016 are summarized as follows:

	March 31, 2016
	Issued Prior to 2011	Issued in 2011 - 2015	Total
Held by the Manager	345,720	8,874,152	9,219,872
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	88,280	3,067,955	3,156,235
Issued to the independent directors	—	4,000	4,000
Total	434,000	11,946,107	12,380,107

On January 19, 2016, we announced that our board of directors had authorized the repurchase of up to $200 million of our common stock over the next 12 months. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases, if any, will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2016, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2015	$3,936
Net unrealized gain (loss) on securities	(19,969)
Reclassification of net realized (gain) loss on securities into earnings	3,121
Accumulated other comprehensive income (loss), March 31, 2016	$(12,912)

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2016, we recorded unrealized losses on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, offset by a net tightening of credit spreads. We recorded OTTI charges of $3.3 million with respect to real estate securities and realized gains of $16.1 million on sales of real estate securities.

See “—Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses, as well as our liquidity.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, other differences in method of accounting, non-deductible general and administrative expenses, taxable income arising from certain modifications of debt instruments and investments held in TRSs. Our quarterly dividend per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share.

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
December 31, 2015	January 2016	$0.46
March 31, 2016	April 2016	$0.46

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $184.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Operating cash inflows for the three months ended March 31, 2016 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $249.6 million, collections on receivables and other assets of $28.3 million, net interest income received of $74.8 million, distributions of earnings from equity method investees of $9.8 million, and distributions from equity method investees in excess of our basis of $9.9 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $173.3 million, incentive compensation and management fees paid to the Manager of $29.4 million, income taxes paid of $0.3 million and other outflows of approximately $5.4 million that primarily consisted of general and administrative costs.

Investing Activities

Cash flows used in investing activities were $221.9 million for the three months ended March 31, 2016. Investing activities during the three months ended March 31, 2016 consisted primarily of the acquisition of Servicer Advances, Excess MSRs, real estate securities and loans, as well as the SpringCastle Transaction, net of principal repayments from Excess MSRs, Servicer Advances, Agency RMBS, Non-Agency RMBS and loans, as well as proceeds from the sale of real estate securities and loans, and derivative cash flows.

Financing Activities

Cash flows used in financing activities were approximately $382.6 million during the three months ended March 31, 2016. Financing activities during the three months ended March 31, 2016 consisted primarily of borrowings net of repayments under debt obligations, capital distributions to noncontrolling interests in the equity of a consolidated subsidiary, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $108.9 million. As of March 31, 2016, there was $1,685.2 million in total outstanding unpaid principal balance of mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of March 31, 2016. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2016 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2015, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2016:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•
Debt obligations – as described in Note 11 and Note 18 to our Condensed Consolidated Financial Statements, we borrowed additional amounts, including borrowings to fund servicer advances and Excess MSRs, and to purchase loans and securities.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2016, if any. As described in Note 14, we have committed to purchase certain future servicer advances from our servicer counterparties. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advances.”

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

CORE EARNINGS

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense under the debt incurred to finance our investments, (iii) our operating expenses and taxes and (iv) our realized and unrealized gains or losses, including any impairment and deferred tax, on our investments. “Core earnings” is a non-GAAP measure of our operating performance, excluding the fourth variable above and adjusting the earnings from the consumer loan investment to a level yield basis. It is used by management to evaluate our performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

The primary differences between core earnings and the measure we use to calculate incentive compensation relate to (i) realized gains and losses (including impairments), (ii) non-capitalized transaction-related expenses and (iii) deferred taxes (other than those related to unrealized gains and losses). Each are excluded from core earnings and included in our incentive compensation measure (either immediately or through amortization). In addition, our incentive compensation measure does not include accretion on held-for-sale loans and the timing of recognition of income from consumer loans is different. Unlike core earnings, our incentive compensation measure is intended to reflect all realized results of operations. The Gain on Remeasurement of Consumer Loans Investment was treated as an unrealized gain for the purposes of calculating incentive compensation and was therefore excluded from such calculation.

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flow provided by operations and net income, see “—Liquidity and Capital Resources” above. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common stockholders	$111,736	$35,975
Impairment	9,999	2,048
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	(7,926)	1,761
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(3,022)	(4,921)
Change in fair value of investments in servicer advances	31,224	7,669
Gain on consumer loans investment	(9,943)	(10,447)
Gain on remeasurement of consumer loans investment	(71,250)	—
(Gain) loss on settlement of investments, net	14,500	(14,767)
Unrealized (gain) loss on derivative instruments	22,303	7,030
(Gain) loss on transfer of loans to REO	(2,483)	544
Unrealized (gain) loss on other ABS	(268)	290
Gain on Excess MSR recapture agreements	(732)	(730)
Other (income) loss	1,528	1,276
Other Income attributable to non-controlling interests	(992)	(4,529)
Total Other Income Adjustments	(27,061)	(16,824)

Incentive compensation to affiliate	1,196	3,693
Non-capitalized transaction-related expenses	5,970	5,549
Deferred taxes	(10,681)	(3,007)
Interest income on residential mortgage loans, held-for-sale	1,912	13,435
Limit on RMBS discount accretion related to called deals	(2,649)	—
Core earnings of equity method investees:
Excess mortgage servicing rights	4,029	5,838
Consumer loans	17,906	16,758
Core Earnings	$112,357	$63,465

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

Ocwen’s performance-based incentive fee is reduced by a LIBOR-based factor if the advance ratio exceeds a predetermined level for that month. Shifts upward in projected LIBOR will increase any projected reduction in Ocwen’s incentive fee, thus increasing our share of the servicing fee. Conversely, shifts downward in projected LIBOR will decrease the projected reduction in Ocwen’s incentive fee, thus decreasing our share of the servicing fee.

Nationstar’s performance-based incentive fee is based on our target equity return. Changes in LIBOR may impact Nationstar’s ability to reach our target return. Shifts downward in projected LIBOR will decrease our projected cost of borrowings thus decreasing the share of the servicing fee we need to receive in order to obtain our target return. Conversely, shifts upward in projected LIBOR will increase our projected cost of borrowings thus increasing the share of the servicing fee we need to receive in order to obtain our target return.

We have elected to record our investments in servicer advances, including the right to the basic fee component of the related MSRs, at fair value. Therefore, any changes to our projected payments to/from our related servicers can impact the estimated future cash flows used to value the investments and the unrealized gains/losses on the investment. Changes to estimated future cash flows will also impact interest income recognized in the current period.

We may project net cash flow increases in connection with decreases in projected LIBOR, as a result of estimated savings on our future cost of borrowings outweighing estimated reductions of future retained servicing fees. However, only the asset impact would be reflected in our current period income statement.

As of March 31, 2016, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $7.0 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would decrease our cash flows by approximately $2.2 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of March 31, 2016 and assuming a LIBOR floor of 0.0%).

As of March 31, 2016, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $131.7 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $129.0 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

As of March 31, 2016, a 25 basis point increase in credit spreads would decrease our net book value by approximately $77.8 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $80.7 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

On March 31, 2016, the Company completed the SpringCastle Transaction. As a result, the Company’s internal control over financial reporting is being broadened to include the assets acquired, liabilities assumed and related processes. In order to broaden its internal control over financial reporting to include the assets acquired, liabilities assumed and related processes, the Company is in the process of modifying existing controls to accommodate the SpringCastle Transaction and adding controls with regards to certain new processes.

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

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Exchange Act based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls.  More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions.  The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. We intend to vigorously defend the Securities Action and consistent therewith on February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety.

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. We intend to vigorously defend the lawsuit.

One shareholder derivative action has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The complaint alleges, among other things, that certain current and former Ocwen directors and officers breached their fiduciary duties to Ocwen. The complaint also alleged that HLSS and others aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks money damages from HLSS in an amount to be proved at trial. On November 9, 2015, the court entered an order staying all proceedings in the case pending further order of the Court. HLSS has not been served. If the litigation proceeds, New Residential intends to vigorously defend the lawsuit.

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

The value of our investments is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.

When we make investments, we base the price we pay and the rate of amortization of those investments on, among other things, our projection of the cash flows from the related pool of loans. We record such investments on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:

•	rates of prepayment and repayment of the underlying loans;

•	potential fluctuations in prevailing interest rates;

•	rates of delinquencies and defaults; and

•	in the case of MSRs, recapture rates; and

•	in the case of servicer advances, the amount and timing of servicer advances and recoveries.

Our assumptions could differ materially from actual results. The use of different estimates or assumptions in connection with the valuation of these investments could produce materially different fair values for such investments, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. The ultimate realization of the value of our investments may be materially different than the fair values of such investments as reflected in our Condensed Consolidated Financial Statements as of any particular date.

With respect to our investments in Excess MSRs, interest-only RMBS, mortgage loans and consumer loans, when the related loans are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us will either, in the case of interest-only

RMBS and/or Excess MSRs cease (unless, in the case of Excess MSRs, the loans are recaptured by the related servicer upon a refinancing) or we will cease to receive interest income on such investments, as applicable. Borrowers under residential mortgage loans and consumer loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment speeds is a significant assumption underlying our cash flow projections. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our Excess MSRs or interest-only RMBS decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows and/or interest income, as applicable, we receive from our investments, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire our investments may prove to be too high if there is a significant increase in prepayment speeds.

The values of our investments are highly sensitive to changes in interest rates. Historically, the value of MSRs, which underpin the value of certain of our investments, has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment speeds. Prepayment speeds could increase in the current interest rate environment, or as a result of a general economic recovery or other factors, which would reduce the value of our interests in MSRs.

Moreover, delinquency rates have a significant impact on the value of our investments. When delinquent mortgage loans are resolved through foreclosure (or repurchased by the GSEs), the UPB of such mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool when the related properties are foreclosed on and liquidated and the related cash flows payable to us, as the holder of the Excess MSR or basic fee, as applicable, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our Excess MSRs from GSEs or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. In addition, delinquencies on the loans underlying our servicer advances give rise to accrued but unpaid servicing fees, or “deferred servicing fees,” which we have agreed to purchase in connection with our purchase of servicer advances, and deferred servicing fees generally cannot be financed on terms as favorable as the terms available to other types of servicer advances. Additionally, in the case of mortgage loans, consumer loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, mortgage loans and/or consumer loans if and to the extent that losses are suffered on mortgage loans, consumer loans or, in the case of RMBS, the mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

We are party to “recapture agreements” whereby we receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We believe that recapture agreements will mitigate the impact on our returns in the event of a rise in voluntary prepayment rates. There are no assurances, however, that servicers will enter into recapture agreements with us in connection with any future investment in Excess MSRs. We are not party to any similar recapture arrangements with respect to mortgage loans or consumer loans that we own.

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

Repayment for servicer advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related mortgage loan (including liquidation, insurance and condemnation proceeds) or, if the related servicing agreement provided for a “general collections backstop,” from collections on other mortgage loans to which such servicing agreement relates. The rate and timing of payments on servicer advances and deferred servicing fees are unpredictable for several reasons, including the following:

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

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions in the ordinary course of business, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services (“NY DFS”), in connection with Nationstar’s recent growth, certain operational issues alleged in complaints from certain New York consumers. Other servicers, including Ocwen, have experienced heightened regulatory scrutiny, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues. See “—Ocwen has been and is subject to certain federal and state regulatory matters” for more information on heightened regulatory scrutiny of Ocwen.

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

Favorable ratings from third-party rating agencies, such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a mortgage servicer’s ratings could have an adverse effect on the value of our Excess MSRs and servicer advances, and result in an event of default under our financing for advances. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their and our ability to finance servicer advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer or we may seek in the future. A mortgage servicer’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for servicer advances and have an adverse effect on the value of our investments since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

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

Ocwen, a public company, has announced that, on December 19, 2013, Ocwen reached an agreement, which was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014, involving the Consumer Financial Protection Bureau, various state attorneys general and other agencies that regulate the mortgage servicing industry. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

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

•
Installation of a NY DFS Operations Monitor to monitor and assess the adequacy and effectiveness of Ocwen’s operations for a period of two years, which may be extended another 12 months at the option of the NY DFS;

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

In addition, Ocwen is a party to substantially all financing agreements with subsidiaries of HLSS acquired by us in the HLSS Acquisition (including the servicer advance facilities). Our ability to obtain financing for the assets of those acquired subsidiaries is dependent on Ocwen’s agreement to be a party to its financing agreements. If Ocwen does not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all. Breaches and other events with respect to Ocwen (including, without limitation, failure of Ocwen to satisfy certain financial tests) could cause certain or all of the financing, in respect of assets acquired from HLSS to become due and payable prior to maturity. Our ability to obtain financing on such assets is dependent on Ocwen’s ability to satisfy various tests under such financing arrangements. We will be dependent on Ocwen as the servicer of the mortgage loans with respect to which we are entitled to the basic fee component, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against Ocwen;

•	By a default by Ocwen under its debt agreements;

•	By further downgrades in Ocwen’s servicer rating;

•	If Ocwen fails to ensure its servicer advances comply with the terms of its Pooling and Servicing Agreements (“PSAs”);

•	If Ocwen were terminated as servicer under certain PSAs;

•	If Ocwen becomes subject to a bankruptcy proceeding; or

•	If Ocwen fails to meet its obligations or is deemed to be in default under the indenture governing notes issued under any servicer advance facility with respect to which Ocwen is the servicer.

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

Counterparty risks have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions in recent years and the consequent decrease in the number of potential counterparties. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which could negatively impact us in several ways, including by decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

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

As of March 31, 2016, 24.3% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides, and 8.7% was secured by properties located in Florida. As of March 31, 2016, 34.4% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 24.3% was located in the Southeastern U.S., 19.5% was located in the Northeastern U.S., 11.7% was located in the Midwestern U.S. and 9.9% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.2% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2016, 59.8% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 40.2% consisted of fixed rate securities, and 12.2% of our Agency RMBS portfolio consisted of floating rate securities and 87.8% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

We will be required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a security, it is probable that the value of the security is other-than-temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment was calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment, which would adversely affect our results of operations in the applicable period and thereby adversely affect our ability to pay dividends to our stockholders.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2016, we had outstanding repurchase agreements with an aggregate face amount of approximately $1.5 billion to finance Non-Agency RMBS and approximately $1.6 billion to finance Agency RMBS and related trade receivables. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of March 31, 2016, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

The final Basel FRTB Ruling, which raised capital charges for bank holders of ABS, CMBS and Non-Agency MBS beginning in 2019, could adversely impact available trading liquidity and access to financing.

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

The consumer loans we invest in are subject to delinquency and loss, which could have a negative impact on our financial results.

The ability of borrowers to repay the consumer loans we invest in may be adversely affected by numerous personal factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay the consumer loans in our investment portfolio. In the event of any default under a loan in the consumer loan portfolio in which we have invested, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral securing the loan, if any, and the principal and accrued interest of the loan. In addition, our investments in consumer loans may entail greater risk than our investments in residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. Further, repossessing personal property securing a consumer loan can present additional challenges, including locating the collateral and taking possession of it. In addition, borrowers under consumer loans may have lower credit scores. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could have a negative impact on our financial results.

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

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (which, among other things, established the Consumer Financial Protection Bureau with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans we invest in, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

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

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans and/or MSRs. We currently hold some but not all such licenses. In the event that any licensing requirement is applicable to us, there can be no assurance that we will obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. With respect to mortgage loans, in lieu of obtaining such licenses, we may contribute our acquired residential mortgage loans to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements. We have formed one or more subsidiaries to apply for certain state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing. In addition, even if we obtain necessary licenses, we may not be able to maintain them. Any of these circumstances could limit our ability to invest in residential mortgage loans or MSRs in the future and have a material adverse effect on us.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the 1940 Act, because we are a holding company that will conduct its businesses primarily through wholly owned and majority owned subsidiaries, the securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. For purposes of the foregoing, we currently treat our SLS-serviced servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. The 40% test under Section 3(a)(1)(C) of the 1940 Act limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

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

Transactions, such as the HLSS Acquisition, often give rise to lawsuits by stockholders or other third parties. Stockholders may, among other things, assert claims relating to the parties’ mutual agreement to terminate the Agreement and Plan of Merger (the “HLSS Initial Merger Agreement”). Stockholders may also assert claims relating to the fact that HLSS no longer owns any significant assets other than the cash received from us in the HLSS Acquisition and any cash proceeds it received pursuant to its sale of our common stock. The defense or settlement of any lawsuit or claim regarding the HLSS Acquisition may materially and adversely affect our business, financial condition, results of operations and liquidity. Further, such litigation could be costly and could divert our time and attention from the operation of the business.

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an Amended Complaint.  The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which has been fully briefed. The Company intends to vigorously defend against the lawsuit.

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

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. We intend to vigorously defend the lawsuit.

One shareholder derivative action has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The complaint alleges, among other things, that certain current and former Ocwen directors and officers breached their fiduciary duties to Ocwen. The complaint also alleged that HLSS and others aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks money damages from HLSS in an amount to be proved at trial. On November 9, 2015, the court entered an order staying all proceedings in the case pending further order of the Court. HLSS has not been served. If the litigation proceeds, New Residential intends to vigorously defend the lawsuit.

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

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Exchange Act based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. We intend to vigorously defend the Securities Action and consistent therewith on February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety.

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

Our ability to borrow may be adversely affected by the suspension or delay of the rating of the notes issued under the NRART facility and the existing “HSART II facility” or other future advance facilities by the credit agency providing the ratings.

All or substantially all of the notes issued under the NRZ Advance Receivables Trust 2015-ON1 (“NRART”) facility and the HLSS Servicer Advance Receivables Trust II (“HSART II facility”) are rated by one rating agency and we may sponsor advance facilities in the future that are rated by credit agencies. The related agency may suspend rating notes backed by servicer advances at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

A downgrade of certain of the notes issued under the NRART facility and HSART II facility or other future advance facilities would cause such notes to become due and payable prior to their expected repayment date/maturity date, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines, which could increase advances and materially and adversely affect our business, financial condition, results of operations and liquidity.

When a mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These servicer advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that need to be funded from the related servicer’s own capital. Such increases in foreclosure timelines could increase the need for capital to fund servicer advances, which would increase our interest expense, delay the collection of interest income or servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends. According to Ocwen’s public disclosures, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the SEC informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by William C. Erbey, its former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource Portfolio Solutions, S.A., Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Ocwen subsequently disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 that it received a further subpoena from the SEC requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation and related to former HLSS and Ocwen Chairman William C. Erbey’s approvals for specifically enumerated board actions, and that it received a letter from the SEC staff dated February 10, 2015 informing it that the SEC was conducting an investigation relating to mortgage loan servicer use of collection agents and requesting voluntary production of documents and information.

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

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs related to MSRs related to the transactions contemplated by the Ocwen Purchase Agreement. Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and OneMain —invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have broad investment guidelines, and we have and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.6 billion of assets under management as of March 31, 2016.

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

It would be difficult and costly for us to terminate our Management Agreement with our Manager. The Management Agreement may only be terminated annually upon (i) the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our Manager will be provided 60 days’ prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

Also, under the Dodd-Frank Act, financial regulators belonging to the Financial Stability Oversight Council are required to name financial institutions that are deemed to be systemically important to the economy and which may require closer regulatory supervision. Such systemically important financial institutions, or “SIFIs,” may be required to operate with greater safety margins, such as higher levels of capital, and may face further limitations on their activities. The determination of what constitutes a SIFI is evolving, and in time SIFIs may include large investment funds and even asset managers. There can be no assurance that we will not be deemed to be a SIFI and thus subject to further regulation.

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

Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle failed to qualify as a REIT for its taxable years ending on or before December 31, 2014, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although, Newcastle has (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income, 95% of its capital gain net income plus any undistributed shortfall from the prior year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold some of our investments in TRSs, including servicer advances, and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS in the future.

Complying with the REIT requirements may negatively impact our investment returns or cause us to forgo otherwise attractive opportunities, liquidate assets or contribute assets to a TRS.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire and hold Excess MSRs, interests in consumer loans, servicer advances and other investments is subject to the applicable REIT qualification tests, and we may have to hold these interests through TRSs, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. We have adopted a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15,000,000 shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). In connection with any offering of our common stock, we will issue to our Manager options relating to shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares relating to any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

2.1
Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2
Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

2.3
Master Servicing Rights Purchase Agreement between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.4
Sale Supplement (Shuttle 1) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.5
Sale Supplement (Shuttle 2) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.6
Sale Supplement (First Tennessee) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.7
Agreement and Plan of Merger, dated as of February 22, 2015, by and among New Residential Investment Corp., Hexagon Merger Sub, Ltd. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on February 24, 2015)

2.8
Termination Agreement, dated as of April 6, 2015, by and among New Residential Investment Corp., Home Loan Servicing Solutions, Ltd. and Hexagon Merger Sub Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

2.9
Share and Asset Purchase Agreement, dated as of April 6, 2015, by and among New Residential Investment Corp., HLSS Advances Acquisition Corp., HLSS MSR-EBO Acquisition LLC and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

2.10
Purchase Agreement, dated as of March 31, 3016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P.

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

4.2
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

4.3
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.4
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.5
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2015)

4.6
Amendment No. 2, dated as of March 22, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 24, 2016)

4.7
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K,for the annual period ended December 31, 2015)

4.8
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2015)

4.9
Series 2014-A Indenture dated as of October 3, 2014, by and among SpringCastle America Funding, LLC, SpringCastle Credit Funding, LLC, and SpringCastle Finance Funding, LLC, as co-issuers, Wilmington Trust, National Association, as loan trustee, Springleaf Finance, Inc., as servicer, Wells Fargo Bank, National Association, as paying agent and note registrar, and U.S. Bank National Association, as indenture trustee

10.1
Third Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated May 7, 2015 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4
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

10.6
Excess Servicing Spread Sale and Assignment Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2011)

10.7
Excess Spread Refinanced Loan Replacement Agreement, by and between Nationstar Mortgage LLC and NIC MSR I LLC, dated December 8, 2011 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2011)

Exhibit Number	Exhibit Description

10.8
Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.9
Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR V LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.10
Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VI LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.11
Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII, LLC, dated May 13, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed May 15, 2012)

10.12
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.13
Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR III LLC, dated May 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 6, 2012)

10.14
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.15
Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.16
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.17
Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.18
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.19
Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR II LLC, dated June 7, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed June 7, 2012)

10.20
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR V LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.21
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR IV LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.22
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VI LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.23
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and NIC MSR VII LLC, dated June 28, 2012 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed July 5, 2012)

10.24
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

Exhibit Number	Exhibit Description

10.25
Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR VIII LLC, dated December 31, 2012 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.26
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.27
Future Spread Agreement for FHLMC Mortgage Loans, between Nationstar Mortgage LLC and MSR IX LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.28
Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.29
Future Spread Agreement for FNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR X LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.30
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.31
Future Spread Agreement for GNMA Mortgage Loans, between Nationstar Mortgage LLC and MSR XI LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.32
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.33
Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.34
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013, (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.35
Future Spread Agreement for Non-Agency Mortgage Loans, between Nationstar Mortgage LLC and MSR XIII LLC, dated January 6, 2013 (incorporated by reference to Newcastle Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2012)

10.36
Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated March 31, 2016

10.38
Registration Rights Agreement, dated as of April 6, 2015, by and between New Residential Investment Corp and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.39
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.40
Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41
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

The following second amended and restated limited liability company agreements of the Consumer Loan Companies are substantially identical in all material respects, except as to the parties thereto and the initial capital contributions required under each agreement, to the Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC that is filed as Exhibit 10.37 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

•	Second Amended and Restated Limited Liability Company Agreement of SpringCastle America, LLC, dated as of March 31, 2016.

•	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Credit, LLC, dated as of March 31, 2016.

•	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Finance, LLC, dated as of March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President
(Principal Executive Officer)

May 4, 2016

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 4, 2016

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

May 4, 2016