Form 10-Q
period 2016-06-30
New Residential Investment Corp.
filed 2016-08-04
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
Common stock, $0.01 par value per share: 230,493,006 shares outstanding as of July 28, 2016.

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

•	our ability to maintain our exclusion from registration under Investment Company Act of 1940 (the “1940 Act”) and the fact that maintaining such exclusion imposes limits on our operations;

•	the risks related to HLSS liabilities that we have assumed;

•	the impact of current or future legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest; and

•	events, conditions or actions that might occur at Ocwen.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,475,418	$1,581,517
Excess mortgage servicing rights, equity method investees, at fair value	199,145	217,221
Servicer advances, at fair value(A)	6,513,274	7,426,794
Real estate securities, available-for-sale	4,554,657	2,501,881
Residential mortgage loans, held-for-investment	—	330,178
Residential mortgage loans, held-for-sale	824,002	776,681
Real estate owned	61,909	50,574
Consumer loans, held-for-investment(A)	1,830,436	—
Cash and cash equivalents(A)	233,845	249,936
Restricted cash	168,043	94,702
Trades receivable	1,549,795	1,538,481
Deferred tax asset, net	189,641	185,311
Other assets	304,983	239,446
	$17,905,148	$15,192,722

Liabilities and Equity

Liabilities
Repurchase agreements	$4,625,403	$4,043,054
Notes and bonds payable(A)	8,295,331	7,249,568
Trades payable	1,624,130	725,672
Due to affiliates	11,983	23,785
Dividends payable	106,027	106,017
Accrued expenses and other liabilities	129,013	58,046
	14,791,887	12,206,142

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 230,493,006 and 230,471,202 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,304	2,304
Additional paid-in capital	2,641,193	2,640,893
Retained earnings	117,144	148,800
Accumulated other comprehensive income (loss)	50,799	3,936
Total New Residential stockholders’ equity	2,811,440	2,795,933
Noncontrolling interests in equity of consolidated subsidiaries	301,821	190,647
Total Equity	3,113,261	2,986,580
	$17,905,148	$15,192,722

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$277,477	$178,177	$467,513	$262,550
Interest expense	100,685	81,871	181,913	115,850
Net Interest Income	176,792	96,306	285,600	146,700

Impairment
Other-than-temporary impairment (OTTI) on securities	2,819	649	6,073	1,720
Valuation and loss provision on loans and real estate owned	16,825	4,772	23,570	5,749
	19,644	5,421	29,643	7,469

Net interest income after impairment	157,148	90,885	255,957	139,231

Other Income
Change in fair value of investments in excess mortgage servicing rights	(15,263)	356	(7,337)	(1,405)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(675)	3,095	2,347	8,016
Change in fair value of investments in servicer advances	13,946	24,562	(17,278)	16,893
Gain on consumer loans investment	—	8,510	9,943	18,957
Gain on remeasurement of consumer loans investment	—	—	71,250	—
Gain (loss) on settlement of investments, net	(12,711)	1,201	(27,211)	15,968
Other income (loss), net	(5,020)	(74)	(19,515)	(8,484)
	(19,723)	37,650	12,199	49,945

Operating Expenses
General and administrative expenses	7,224	21,239	19,305	29,799
Management fee to affiliate	10,008	8,371	20,016	13,497
Incentive compensation to affiliate	4,929	2,391	6,125	6,084
Loan servicing expense	14,119	2,951	15,850	7,842
	36,280	34,952	61,296	57,222

Income Before Income Taxes	101,145	93,583	206,860	131,954
Income tax expense (benefit)	7,518	14,306	(2,705)	10,879
Net Income	$93,627	$79,277	$209,565	$121,075
Noncontrolling Interests in Income of Consolidated Subsidiaries	$24,975	$4,158	$29,177	$9,981
Net Income Attributable to Common Stockholders	$68,652	$75,119	$180,388	$111,094

Net Income Per Share of Common Stock
Basic	$0.30	$0.37	$0.78	$0.65
Diluted	$0.30	$0.37	$0.78	$0.63

Weighted Average Number of Shares of Common Stock Outstanding
Basic	230,478,390	200,910,040	230,474,796	171,336,768
Diluted	230,839,753	205,169,099	230,689,233	175,206,662

Dividends Declared per Share of Common Stock	$0.46	$0.45	$0.92	$0.83

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income (loss), net of tax
Net income	$93,627	$79,277	$209,565	$121,075
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	60,510	(21,164)	56,541	(6,032)
Reclassification of net realized (gain) loss on securities into earnings	3,201	18,570	(9,678)	(5,056)
	63,711	(2,594)	46,863	(11,088)
Total comprehensive income	$157,338	$76,683	$256,428	$109,987
Comprehensive income attributable to noncontrolling interests	$24,975	$4,158	$29,177	$9,981
Comprehensive income attributable to common stockholders	$132,363	$72,525	$227,251	$100,006

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016

(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	230,471,202	$2,304	$2,640,893	$148,800	$3,936	$2,795,933	$190,647	$2,986,580
Dividends declared	—	—	—	(212,044)	—	(212,044)	—	(212,044)
SpringCastle Transaction (Note 1)	—	—	—	—	—	—	110,438	110,438
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(28,441)	(28,441)
Director share grant	21,804	—	300	—	—	300	—	300
Comprehensive income (loss)
Net income	—	—	—	180,388	—	180,388	29,177	209,565
Net unrealized gain (loss) on securities	—	—	—	—	56,541	56,541	—	56,541
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(9,678)	(9,678)	—	(9,678)
Total comprehensive income						227,251	29,177	256,428
Equity - June 30, 2016	230,493,006	$2,304	$2,641,193	$117,144	$50,799	$2,811,440	$301,821	$3,113,261

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$209,565	$121,075
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	7,337	1,405
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(2,347)	(8,016)
Change in fair value of investments in servicer advances	17,278	(16,893)
(Gain) / loss on remeasurement of consumer loans investment	(71,250)	—
(Gain) / loss on settlement of investments (net)	27,211	(16,425)
Unrealized (gain) / loss on derivative instruments	35,466	8,259
Unrealized (gain) / loss on other ABS	950	368
(Gain) / loss on transfer of loans to REO	(10,287)	197
(Gain) / loss on transfer of loans to other assets	(277)	457
(Gain) / loss on Excess MSR recapture agreements	(1,420)	(1,577)
Accretion and other amortization	(331,915)	(209,137)
Other-than-temporary impairment	6,073	1,720
Valuation and loss provision on loans and real estate owned	23,570	5,749
Non-cash directors’ compensation	300	300
Deferred tax provision	(4,131)	11,341

Changes in:
Restricted cash	1,263	(32,737)
Other assets	39,080	145,461
Due to affiliates	(11,802)	(47,754)
Accrued expenses and other liabilities	29,271	31,288
Other operating cash flows:
Interest received from excess mortgage servicing rights	82,163	43,367
Interest received from servicer advance investments	94,870	73,480
Interest received from Non-Agency RMBS	50,074	16,657
Interest payments from residential mortgage loans, held-for-investment	2,815	—
Interest payments from PCD consumer loans, held-for-investment	18,567	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	15,532	19,920
Purchases of residential mortgage loans, held-for-sale	(469,665)	(388,805)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	519,615	722,961
Principal repayments from purchased residential mortgage loans, held-for-sale	64,963	34,614
Net cash provided by (used in) operating activities	342,869	517,275

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(2,022)	(129,098)
Acquisition of HLSS, net of cash acquired	—	(959,616)
SpringCastle Transaction (Note 1), net of cash acquired	(49,943)	—
Purchase of servicer advance investments	(7,814,541)	(6,306,745)
Purchase of Agency RMBS	(3,227,130)	(1,026,586)
Purchase of Non-Agency RMBS	(1,273,231)	(468,197)
Purchase of residential mortgage loans	(319)	—
Purchase of derivatives	(4,457)	(2,877)
Purchase of real estate owned and other assets	(9,602)	(1,289)
Draws on revolving consumer loans	(16,483)	—
Payments for settlement of derivatives	(52,612)	(36,212)
Return of investments in excess mortgage servicing rights	94,250	66,400
Return of investments in excess mortgage servicing rights, equity method investees	4,891	4,602
Principal repayments from servicer advance investments	8,772,662	6,587,781
Principal repayments from Agency RMBS	42,442	85,369
Principal repayments from Non-Agency RMBS	143,837	34,687
Principal repayments from residential mortgage loans	17,825	11,085
Proceeds from sale of residential mortgage loans	—	646,436
Principal repayments from consumer loans	100,751	—
Proceeds from sale of Agency RMBS	3,236,165	1,455,221
Proceeds from sale of Non-Agency RMBS	95,683	389,719
Proceeds from settlement of derivatives	5,445	22,406
Proceeds from sale of real estate owned	30,484	46,341
Net cash provided by (used in) investing activities	94,095	419,427

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Financing Activities
Repayments of repurchase agreements	(12,026,068)	(3,480,781)
Margin deposits under repurchase agreements and derivatives	(182,666)	(284,389)
Repayments of notes and bonds payable	(4,474,167)	(3,073,963)
Payment of deferred financing fees	(37,144)	(34,096)
Common stock dividends paid	(212,034)	(107,490)
Borrowings under repurchase agreements	12,605,745	2,651,587
Return of margin deposits under repurchase agreements and derivatives	160,055	288,880
Borrowings under notes and bonds payable	3,741,665	2,481,379
Issuance of common stock	—	882,099
Costs related to issuance of common stock	—	(3,580)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(28,441)	(37,326)
Net cash provided by (used in) financing activities	(453,055)	(717,680)

Net Increase (Decrease) in Cash and Cash Equivalents	(16,091)	219,022

Cash and Cash Equivalents, Beginning of Period	249,936	212,985

Cash and Cash Equivalents, End of Period	$233,845	$432,007

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$169,343	$103,548
Cash paid during the period for income taxes	769	535

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$106,027	$89,521
Reclassification resulting from the application of ASU No. 2014-11	—	85,955
Purchase of Agency and Non-Agency RMBS, settled after quarter end	1,624,130	778,528
Sale of investments, primarily Agency RMBS, settled after quarter end	1,549,795	986,532
Transfer from residential mortgage loans to real estate owned and other assets	90,263	19,875
Non-cash distributions from Consumer Loan Companies	25	585
Portion of HLSS Acquisition paid in common stock	—	434,092
Non-cash contingent consideration	5,581	50,000
Real estate securities retained from loan securitizations	76,864	14,990
Remeasurement of Consumer Loan Companies noncontrolling interest	110,438	—
Transfer of loans from held-for-investment to held-for sale	316,199	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
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

As of June 30, 2016, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in servicer advances (including the basic fee component of the related mortgage servicing rights (“MSRs”)), (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2016. In addition, Fortress, through its affiliates, held options relating to approximately 9.2 million shares of New Residential’s common stock as of June 30, 2016.

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
June 30, 2016
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The standard also changes the accounting for purchased credit deteriorated (“PCD”) assets and available-for-sale securities to align with this treatment. ASU No. 2016-13 is effective for New Residential in the first quarter of 2020. Early adoption is permitted beginning in 2019. An entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, financial instruments, restricted cash and hedging. Some of the proposed changes are significant and could have a material impact on New Residential’s reporting. New Residential has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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
June 30, 2016
(dollars in tables in thousands, except share data)

SpringCastle Purchase Agreement, the SpringCastle Sellers sold their collective 47% limited liability company interests in the Consumer Loan Companies (Note 9) to the SpringCastle Buyers for an aggregate purchase price of $111,625,000 (the “SpringCastle Transaction”).

Pursuant to the SpringCastle Purchase Agreement, the NRZ SpringCastle Buyers collectively acquired an additional 23.5% limited liability company interest in the Consumer Loan Companies (representing 50% of the limited liability company interests being sold by the SpringCastle Sellers in the SpringCastle Transaction) and the Blackstone SpringCastle Buyers acquired the other 50% of the limited liability company interests being sold in the SpringCastle Transaction. The SpringCastle Buyers collectively paid $100,462,500 of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11,162,500 to be paid into an escrow account within 120 days following March 31, 2016. The NRZ SpringCastle Buyers’ obligation with respect to purchase price was, and the escrow obligation will be, 50% of the total paid, or to be paid, by the SpringCastle Buyers. The escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016 and, subject to the terms of the SpringCastle Purchase Agreement and depending on the achievement of certain portfolio performance requirements, paid (in whole or in part) to the SpringCastle Sellers at the end of such five year period. Any portion of the escrowed funds that the SpringCastle Sellers are not entitled to receive at the end of such five year period, based on the failure to achieve certain portfolio performance requirements, will be returned to the SpringCastle Buyers. The SpringCastle Buyers are also entitled (but not required) to use the escrowed funds as a source of recovery for any indemnification payments to which they become entitled pursuant to the SpringCastle Purchase Agreement. The SpringCastle Purchase Agreement includes customary representations, warranties, covenants and indemnities.

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

As a result of the SpringCastle Transaction, New Residential obtained a controlling financial interest in the Consumer Loan Companies, which triggered the application of the acquisition model in ASC No. 805, including the fair value recognition of all net assets over which control has been obtained and the remeasurement of any previously held noncontrolling interest. Based on the guidance in ASC No. 805, New Residential has consolidated all of the assets and the related liabilities of the Consumer Loan Companies assuming a gross purchase price of $237.5 million. This gross purchase price is representative of the fair value, measured in accordance with ASC No. 820, of 100% of the net assets of the Consumer Loan Companies, which was used to derive the $111.6 million purchase price for an aggregate 47.0% of the equity ownership acquired by the SpringCastle Buyers. New Residential previously held a 30% equity method investment in the Consumer Loan Companies, which had a basis of zero, and a fair value of $71.3 million based on 30% of the gross purchase price of $237.5 million, immediately prior to the SpringCastle Transaction. Therefore, the remeasurement of New Residential’s previously held equity method investment resulted in a gain of $71.3 million, which was recorded to Gain on Remeasurement of Consumer Loans Investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

New Residential has performed a preliminary allocation of the purchase price to the Consumer Loans Companies’ assets and liabilities, as set forth below. The final allocation of purchase price may differ from the amounts included herein. The preliminary allocation of the total consideration, following reclassifications to conform to New Residential’s presentation, is as follows:

Total Consideration ($ in millions)	$237.5
Assets
Consumer loans, held-for-investment	$1,934.7
Cash and cash equivalents	0.3
Restricted cash	74.6
Other assets	35.9
Total Assets Acquired	$2,045.5

Liabilities
Notes and bonds payable	1,803.2
Accrued expenses and other liabilities	4.8
Total Liabilities Assumed	$1,808.0

Net Assets	$237.5

The acquisition of the Consumer Loans Companies resulted in no goodwill because the total consideration transferred was equal to the fair value of the net assets acquired.

Unaudited Supplemental Pro Forma Financial Information - The following table presents New Residential’s unaudited pro forma combined Interest Income and Income Before Income Taxes for the three and six months ended June 30, 2016 and 2015 prepared as if the SpringCastle Transaction had been consummated on January 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma
Interest Income	$277,477	$276,022	$554,426	$462,770
Income Before Income Taxes	101,145	128,213	167,158	288,498
Noncontrolling Interests in Income of Consolidated Subsidiaries	24,975	24,218	47,766	50,347

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

New Residential’s Condensed Consolidated Statements of Income include Interest income and Income Before Income Taxes of the Consumer Loan Companies (Note 9) since the March 31, 2016 acquisition of $78.3 million and $30.9 million, respectively.

See Note 9 for further information on the Consumer Loan Companies and Note 11 for further information on related financing.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income (loss), net, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized gain (loss) on derivative instruments	$(13,163)	$(1,229)	$(35,466)	$(8,259)
Unrealized gain (loss) on other ABS	(1,218)	(77)	(950)	(368)
Gain (loss) on transfer of loans to REO	7,804	347	10,287	(197)
Gain on Excess MSR recapture agreements	688	848	1,420	1,577
Other income (loss)	869	37	5,194	(1,237)
	$(5,020)	$(74)	$(19,515)	$(8,484)

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) on sale of real estate securities, net	$(382)	$(17,921)	$15,751	$6,776
Gain (loss) on sale of residential mortgage loans, net	1,866	11,795	1,975	32,625
Gain (loss) on settlement of derivatives	(12,835)	13,769	(45,468)	(8,821)
Gain (loss) on liquidated residential mortgage loans	—	(277)	—	123
Gain (loss) on sale of REO	2,835	(2,201)	2,986	(7,837)
Other gains (losses)	(4,195)	(3,964)	(2,455)	(6,898)
	$(12,711)	$1,201	$(27,211)	$15,968

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2016	December 31, 2015		June 30, 2016	December 31, 2015
Margin receivable, net	$77,070	$54,459	Interest payable	$21,965	$18,268
Other receivables	29,711	10,893	Accounts payable	38,208	18,650
Principal paydown receivable	1,552	795	Derivative liabilities (Note 10)	42,506	13,443
Receivable from government agency	74,956	68,833	Current taxes payable	2,496	1,573
Call rights	414	414	Other liabilities	23,838	6,112
Derivative assets (Note 10)	1,626	2,689		$129,013	$58,046
Interest receivable	67,885	36,963
Ginnie Mae EBO servicer advance receivable, net	32,428	49,725
Other assets	19,341	14,675
	$304,983	$239,446

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Six Months Ended June 30,
	2016	2015
Accretion of servicer advance interest income	$156,749	$150,937
Accretion of excess mortgage servicing rights income	76,231	49,397
Accretion of net discount on securities and loans(A)	109,228	19,703
Amortization of deferred financing costs	(9,320)	(10,900)
Amortization of discount on notes and bonds payable	(973)	—
	$331,915	$209,137

(A)	Includes accretion of the accretable yield on PCD loans.

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2016
Interest income	$33,263	$82,793	$68,214	$14,272	$78,309	$626	$277,477
Interest expense	5,181	58,795	10,933	6,904	18,872	—	100,685
Net interest income (expense)	28,082	23,998	57,281	7,368	59,437	626	176,792
Impairment	—	—	2,819	855	15,970	—	19,644
Other income	(15,875)	15,064	(24,403)	5,491	—	—	(19,723)
Operating expenses	298	944	477	2,718	12,614	19,229	36,280
Income (Loss) Before Income Taxes	11,909	38,118	29,582	9,286	30,853	(18,603)	101,145
Income tax expense (benefit)	—	7,397	—	42	75	4	7,518
Net Income (Loss)	$11,909	$30,721	$29,582	$9,244	$30,778	$(18,607)	$93,627
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$10,345	$—	$—	$14,630	$—	$24,975
Net income (loss) attributable to common stockholders	$11,909	$20,376	$29,582	$9,244	$16,148	$(18,607)	$68,652

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2016
Interest income	$76,231	$163,760	$114,127	$33,765	$78,310	$1,320	$467,513
Interest expense	8,115	121,870	18,417	14,294	19,217	—	181,913
Net interest income (expense)	68,116	41,890	95,710	19,471	59,093	1,320	285,600
Impairment	—	—	6,073	7,600	15,970	—	29,643
Other income	(4,182)	(12,327)	(60,864)	8,364	81,193	15	12,199
Operating expenses	530	2,047	938	6,943	14,218	36,620	61,296
Income (Loss) Before Income Taxes	63,404	27,516	27,835	13,292	110,098	(35,285)	206,860
Income tax expense (benefit)	—	(2,605)	—	(179)	75	4	(2,705)
Net Income (Loss)	$63,404	$30,121	$27,835	$13,471	$110,023	$(35,289)	$209,565
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$14,547	$—	$—	$14,630	$—	$29,177
Net income (loss) attributable to common stockholders	$63,404	$15,574	$27,835	$13,471	$95,393	$(35,289)	$180,388

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
June 30, 2016
Investments	$1,674,563	$6,919,791	$4,148,140	$885,911	$1,830,436	$—	$15,458,841
Cash and cash equivalents	4,037	111,041	8,659	24,765	20,281	65,062	233,845
Restricted cash	6,830	95,984	—	—	65,229	—	168,043
Other assets	2,418	202,268	1,627,328	141,177	35,682	35,546	2,044,419
Total assets	$1,687,848	$7,329,084	$5,784,127	$1,051,853	$1,951,628	$100,608	$17,905,148
Debt	$323,645	$6,790,257	$3,310,512	$772,550	$1,723,770	$—	$12,920,734
Other liabilities	1,784	33,069	1,673,603	22,126	15,996	124,575	1,871,153
Total liabilities	325,429	6,823,326	4,984,115	794,676	1,739,766	124,575	14,791,887
Total equity	1,362,419	505,758	800,012	257,177	211,862	(23,967)	3,113,261
Noncontrolling interests in equity of consolidated subsidiaries	—	187,719	—	—	114,102	—	301,821
Total New Residential stockholders’ equity	$1,362,419	$318,039	$800,012	$257,177	$97,760	$(23,967)	$2,811,440
Investments in equity method investees	$199,145	$—	$—	$—	$—	$—	$199,145

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2015
Interest income	$34,359	$108,588	$23,454	$10,795	$—	$981	$178,177
Interest expense	9,172	63,450	3,540	5,185	524	—	81,871
Net interest income (expense)	25,187	45,138	19,914	5,610	(524)	981	96,306
Impairment	—	—	650	4,771	—	—	5,421
Other income	4,298	24,115	(4,211)	7,817	8,510	(2,879)	37,650
Operating expenses	260	1,688	105	5,610	54	27,235	34,952
Income (Loss) Before Income Taxes	29,225	67,565	14,948	3,046	7,932	(29,133)	93,583
Income tax expense (benefit)	—	15,657	—	(1,351)	—	—	14,306
Net Income (Loss)	$29,225	$51,908	$14,948	$4,397	$7,932	$(29,133)	$79,277
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$9,279	$—	$—	$—	$(5,121)	$4,158
Net income (loss) attributable to common stockholders	$29,225	$42,629	$14,948	$4,397	$7,932	$(24,012)	$75,119

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2015
Interest income	$49,397	$150,937	$37,715	$23,520	$—	$981	$262,550
Interest expense	9,941	87,086	7,021	11,278	524	—	115,850
Net interest income (expense)	39,456	63,851	30,694	12,242	(524)	981	146,700
Impairment	—	—	1,720	5,749	—	—	7,469
Other income	8,188	13,389	(9,302)	21,592	18,957	(2,879)	49,945
Operating expenses	349	2,263	3	11,712	111	42,784	57,222
Income (Loss) Before Income Taxes	47,295	74,977	19,669	16,373	18,322	(44,682)	131,954
Income tax expense (benefit)	—	12,417	—	(1,538)	—	—	10,879
Net Income (Loss)	$47,295	$62,560	$19,669	$17,911	$18,322	$(44,682)	$121,075
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$15,102	$—	$—	$—	$(5,121)	$9,981
Net income (loss) attributable to common stockholders	$47,295	$47,458	$19,669	$17,911	$18,322	$(39,561)	$111,094

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2015	$698,304	$5,307	$877,906	$1,581,517
Purchases	—	—	—	—
Interest income	31,851	7	44,373	76,231
Other income	1,420	—	—	1,420
Proceeds from repayments	(77,115)	(547)	(98,751)	(176,413)
Change in fair value	(6,830)	(26)	(481)	(7,337)
Balance as of June 30, 2016	$647,630	$4,741	$823,047	$1,475,418

(A)	Specialized Loan Servicing LLC (“SLS”).

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	June 30, 2016							December 31, 2015
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$86,059,850	32.5% - 66.7% (53.2%)	0.0% - 40.0%	20.0% - 35.0%	5.9	$310,047	$339,795	$378,083
Recapture Agreements	—	32.5% - 66.7% (53.4%)	0.0% - 40.0%	20.0% - 35.0%	11.8	31,467	59,386	59,118
	86,059,850				6.4	341,514	399,181	437,201

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$86,966,711	33.3% - 80.0% (59.2%)	0.0% - 50.0%	0.0% - 33.3%	5.2	$197,976	$238,288	$250,662
Recapture Agreements	—	33.3% - 80.0% (56.8%)	0.0% - 50.0%	0.0% - 33.3%	12.2	13,052	14,902	15,748
Ocwen Serviced Pools	131,271,263	100.0%	—%	—%	6.3	782,051	823,047	877,906
	218,237,974				6.2	993,079	1,076,237	1,144,316
Total	$304,297,824				6.3	$1,334,593	$1,475,418	$1,581,517

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)	New Residential also invested in the related Servicer Advances, including the basic fee component of the related MSR as of June 30, 2016 (Note 6) on $204.2 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Original and Recaptured Pools	$(18,694)	$(3,441)	$(12,997)	$(5,418)
Recapture Agreements	3,431	3,797	5,660	4,013
	$(15,263)	$356	$(7,337)	$(1,405)

In the second quarter of 2016, a weighted average discount rate of 9.9% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2016	December 31, 2015
California	26.7%	26.7%
Florida	8.9%	8.9%
New York	8.0%	7.8%
Texas	4.3%	4.3%
New Jersey	4.2%	4.1%
Maryland	3.8%	3.8%
Illinois	3.4%	3.4%
Virginia	3.1%	3.1%
Massachusetts	2.7%	2.7%
Washington	2.7%	2.7%
Other U.S.	32.2%	32.5%
	100.0%	100.0%

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	June 30, 2016	December 31, 2015
Excess MSR assets	$382,253	$421,999
Other assets	16,037	12,442
Other liabilities	—	—
Equity	$398,290	$434,441
New Residential’s investment	$199,145	$217,221

New Residential’s ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$4,240	$9,216	$12,321	$20,917
Other income (loss)	(5,569)	(3,005)	(7,583)	(4,840)
Expenses	(21)	(22)	(44)	(46)
Net income	$(1,350)	$6,189	$4,694	$16,031

New Residential’s investments in equity method investees changed during the six months ended June 30, 2016 as follows:

Balance at December 31, 2015	$217,221
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(15,532)
Distributions of capital from equity method investees	(4,891)
Change in fair value of investments in equity method investees	2,347
Balance at June 30, 2016	$199,145

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	June 30, 2016
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$66,748,310	66.7%	50.0%	$252,082	$315,553	5.7
Recapture Agreements	—	66.7%	50.0%	37,448	66,700	11.5
Total	$66,748,310			$289,530	$382,253	6.5

(A)	The remaining interests are held by Nationstar.

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

In the second quarter of 2016, a weighted average discount rate of 9.9% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2016	December 31, 2015
California	12.8%	12.9%
Florida	7.3%	7.4%
Texas	6.1%	6.1%
New York	5.9%	5.8%
Georgia	5.7%	5.7%
New Jersey	4.2%	4.3%
Illinois	4.0%	4.0%
Maryland	3.3%	3.2%
Virginia	3.2%	3.2%
Pennsylvania	3.1%	3.1%
Other U.S.	44.4%	44.3%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, purchased the outstanding Servicer Advances related to a portfolio of residential mortgage loans that is serviced by Nationstar and is a subset of the same portfolio of loans in which New Residential has invested in a portion of the Excess MSRs (Notes 4 and 5), including the basic fee component of the related MSRs. A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 44.5% interest in the Buyer as of June 30, 2016. As of June 30, 2016, noncontrolling third-party investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2016, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $259.7 million and $208.5 million of capital distributed to the third-party co-investors and New Residential, respectively.  Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased Servicer Advances from Nationstar, is required to purchase all future Servicer Advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of June 30, 2016 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs and all of the Servicer Advances and related basic fee portion of the MSR (the “SLS Advance Fee”), and a portion of the call rights related to a portfolio of residential mortgage loans which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. SLS will continue to service the loans in exchange for a servicing fee of 10.75 basis points times the UPB of the underlying loans and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding Servicer Advances to the UPB of the underlying loans.

In April 2015, New Residential acquired Servicer Advances and Excess MSRs in connection with the HLSS Acquisition. Ocwen will continue to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of June 30, 2016 is equal to 6.2 basis points times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target.

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

The following is a summary of the investments in Servicer Advances, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2016
Servicer Advances(C)	$6,503,825	$6,513,274	5.4%	5.2%	4.5
As of December 31, 2015
Servicer Advances(C)	$7,400,068	$7,426,794	5.6%	5.5%	4.4

(A)	Carrying value represents the fair value of the investments in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes New Residential asset-backed securities collateralized by Servicer Advances, which have aggregate face amounts of $406.0 million and $431.0 million and aggregate carrying values of $406.0 million and $430.3 million as of June 30, 2016 and December 31, 2015, respectively. See Note 7 for details related to these securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Changes in Fair Value Recorded in Other Income	$13,946	$24,562	$(17,278)	$16,893

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

The following is additional information regarding the Servicer Advances and related financing:

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
June 30, 2016
Servicer Advances(D)	$204,178,326	$6,608,084	3.2%	$6,277,128	92.4%	91.2%	3.6%	2.8%
December 31, 2015
Servicer Advances(D)	$220,256,804	$7,578,110	3.4%	$7,058,094	91.2%	90.2%	3.4%	2.6%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) on which New Residential receives financing. If New Residential were to include these DSF in the servicer advance balance, gross and net LTV as of June 30, 2016 would be 87.7% and 86.7%, respectively. Also excludes retained non-agency bonds with a current face amount of $196.7 million from the outstanding Servicer Advances debt. If New Residential were to sell these bonds, gross and net LTV as of June 30, 2016 would be 95.3% and 94.1%, respectively.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investments in Servicer Advances:

	June 30, 2016	December 31, 2015
Principal and interest advances	$1,789,049	$2,229,468
Escrow advances (taxes and insurance advances)	3,161,458	3,687,559
Foreclosure advances	1,657,577	1,661,083
Total	$6,608,084	$7,578,110

Interest income recognized by New Residential related to its investments in Servicer Advances was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income, gross of amounts attributable to servicer compensation	$192,342	$226,961	$419,630	$290,318
Amounts attributable to base servicer compensation	(23,399)	(31,957)	(52,908)	(38,558)
Amounts attributable to incentive servicer compensation	(90,831)	(86,416)	(209,973)	(100,823)
Interest income from investments in Servicer Advances	$78,112	$108,588	$156,749	$150,937

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	June 30, 2016	December 31, 2015
Assets
Servicer advance investments, at fair value	$2,103,099	$2,344,245
Cash and cash equivalents	49,687	40,761
All other assets	23,877	25,092
Total assets(A)	$2,176,663	$2,410,098
Liabilities
Notes and bonds payable	$1,831,769	$2,060,347
All other liabilities	6,532	6,111
Total liabilities(A)	$1,838,301	$2,066,458

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	June 30, 2016	December 31, 2015
Total Advance Purchaser LLC equity	$338,362	$343,640
Others’ ownership interest	55.5%	55.5%
Others’ interest in equity of consolidated subsidiary	$187,719	$190,647

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Advance Purchaser LLC income	$18,647	$16,725	$26,222	$27,222
Others’ ownership interest as a percent of total(A)	55.5%	55.5%	55.5%	55.5%
Others’ interest in net income of consolidated subsidiaries	$10,345	$9,279	$14,547	$15,102

(A)
As a result, New Residential owned 44.5% and 44.5% of the Buyer, on average during the three months ended June 30, 2016 and 2015, respectively, and 44.5% and 44.5% of the Buyer, on average during the six months ended June 30, 2016 and 2015, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
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

Activities related to New Residential’s investments in real estate securities were as follows:

	Six Months Ended June 30,
	(in millions)
	Agency	Non Agency
Purchases
Face	$3,871.7	$2,671.5
Purchase Price	$4,048.3	$1,429.7

Sales
Face	$3,089.8	$129.8
Amortized Cost	$3,199.6	$121.7
Sale Price	$3,236.7	$100.4
Gain (Loss) on Sale	$37.1	$(21.3)

As of June 30, 2016, New Residential sold and purchased $1.5 billion and $1.5 billion face amount of Agency RMBS for $1.5 billion and $1.5 billion, respectively, and purchased $0.1 billion face amount of Non-Agency RMBS for $0.1 billion, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

	June 30, 2016											December 31, 2015
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$1,624,103	$1,719,286	$—	$(5,127)	$1,714,159	35	AAA	3.41%	1.61%	3.6	N/A	$917,598
Non-Agency RMBS(H) (I)	5,625,334	2,783,973	72,807	(16,282)	2,840,498	329	CCC+	1.72%	5.33%	6.6	10.1%	1,584,283
Total/ Weighted Average	$7,249,437	$4,503,259	$72,807	$(21,409)	$4,554,657	364	BB+	2.33%	3.91%	5.4		$2,501,881

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 97 bonds with a carrying value of $443.6 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $235.9 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding interest-only bonds and servicer advance bonds.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $1.5 billion for fixed rate securities and $164.7 million for floating rate securities as of June 30, 2016.

(H)
The total outstanding face amount was $1.0 billion (including $0.3 billion of residual and interest-only notional amount) for fixed rate securities and $4.6 billion (including $1.9 billion of residual and interest-only notional amount) for floating rate securities as of June 30, 2016.

(I)
Includes other ABS consisting primarily of (i) interest-only securities which New Residential elected to carry at fair value and record changes to valuation through the income statement and (ii) bonds backed by servicer advances.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Other ABS	$1,816,171	$98,947	$5,940	$(5,543)	$99,344	19	AA	1.88%	5.70%	3.4	N/A
Servicer Advance Bonds	$406,000	$405,592	$469	$(14)	$406,047	5	AA+	2.70%	2.38%	0.5	N/A

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2016, New Residential recorded OTTI charges of $6.1 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of June 30, 2016.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$3,798,199	$2,320,891	$(1,762)	$2,319,129	$(17,704)	$2,301,425	152	A	2.84%	2.88%	4.6
12 or More Months	260,497	198,595	(1,057)	197,538	(3,705)	193,833	39	A	2.26%	2.34%	5.3
Total/Weighted Average	$4,058,696	$2,519,486	$(2,819)	$2,516,667	$(21,409)	$2,495,258	191	A	2.80%	2.84%	4.7

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of June 30, 2016.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 44 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 5 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2016
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	302,330	306,280	(2,819)	(3,950)
Non-credit impaired securities	2,192,928	2,210,387	—	(17,459)
Total debt securities in an unrealized loss position	$2,495,258	$2,516,667	$(2,819)	$(21,409)

(A)
This amount is required to be recorded as OTTI through earnings. In measuring the portion of credit losses, New Residential estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include New Residential’s expectations of prepayment rates, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(B)	This amount represents unrealized losses on securities that are due to non-credit factors and recorded through other comprehensive income.

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment and, therefore, do not have unrealized losses reflected in other comprehensive income as of June 30, 2016.

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

The following table summarizes the activity related to credit losses on debt securities:

Six Months Ended June 30, 2016
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$6,239
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	2,129
Additions for credit losses on securities for which an OTTI was not previously recognized	3,944
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(995)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$11,317

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	June 30, 2016		December 31, 2015
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$1,877,755	36.0%	$1,097,609	35.3%
Southeastern U.S.	1,218,436	23.3%	758,167	24.4%
Northeastern U.S.	1,066,861	20.4%	583,366	18.8%
Midwestern U.S.	573,616	11.0%	335,406	10.8%
Southwestern U.S.	430,924	8.3%	309,236	10.0%
Other(B)	51,742	1.0%	19,189	0.7%
	$5,219,334	100.0%	$3,102,973	100.0%

(A)	Excludes $406.0 million face amount of bonds backed by servicer advances.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the six months ended June 30, 2016, excluding residual and interest-only securities, the face amount of these real estate securities was $1,765.1 million, with total expected cash flows of $1,314.0 million and a fair value of $1,096.4 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and interest-only securities:

	Outstanding Face Amount	Carrying Value
June 30, 2016	$2,415,947	$1,458,548
December 31, 2015	873,763	504,659

The following is a summary of the changes in accretable yield for these securities:

Six Months Ended June 30, 2016
Balance at December 31, 2015	$316,521
Additions	668,339
Accretion	(62,375)
Reclassifications from (to) non-accretable difference	(56,870)
Disposals	(1,127)
Balance at June 30, 2016	$864,488

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

•	Loans Held-for-Sale (“HFS”)

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	June 30, 2016									December 31, 2015
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Reverse Mortgage Loans(E)(F)	$—	$—	—	—%	—	—%	—%	—%	N/A	$19,560
Performing Loans(G)	—	—	—	—%	—	—%	—%	—%	—	19,964
Purchased Credit Deteriorated Loans(H)	—	—	—	—%	—	—%	—%	—%	—	290,654
Total Residential Mortgage Loans, held-for-investment	$—	$—	—	—%	—	—%	—%	—%	—	$330,178

Reverse Mortgage Loans(E)(F)	$26,679	$14,458	87	7.1%	4.5	15.8%	135.1%	67.6%	N/A	$—
Performing Loans(G) (H)	83,662	87,556	1,557	4.0%	3.5	4.6%	85.9%	5.9%	598	277,084
Non-performing Loans(I) (J)	956,503	721,988	5,234	5.5%	2.8	16.3%	104.1%	80.6%	579	499,597
Total Residential Mortgage Loans, held-for-sale	$1,066,844	$824,002	6,878	5.5%	2.9	15.4%	103.5%	74.4%	581	$776,681

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.4 million. Approximately 59% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where New Residential expects to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $20.7 million.

(H)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(I)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of June 30, 2016, New Residential has placed all of these loans on nonaccrual status, except as described in (J) below.

(J)	Includes $180.3 million UPB of Ginnie Mae EBO non-performing loans on accrual status because contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	June 30, 2016	December 31, 2015
New York	16.8%	14.5%
New Jersey	12.8%	13.1%
Florida	9.7%	10.7%
California	8.2%	12.3%
Texas	5.3%	3.3%
Illinois	4.2%	4.3%
Maryland	3.8%	3.5%
Massachusetts	3.6%	3.3%
Pennsylvania	3.2%	2.8%
Washington	3.0%	3.2%
Other U.S.	29.4%	29.0%
	100.0%	100.0%

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

		Securities Owned Prior		Assets Acquired			Loans Sold (C)		Retained Bonds		Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	UPB	Gain (Loss)	Basis	Type	Loan UPB	Loan Price	REO & Other Price
December 23, 2015	14	$61.4	$48.0	$309.1	$315.1	$3.1	$261.3	$2.2	$36.6	Various	$35.8	$26.6	$2.9
March 25, 2016	13	58.4	41.0	167.2	173.3	3.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	65.0	61.8	3.4
May 25, 2016	12	60.0	44.0	290.6	298.7	0.6	306.9	(3.5)	40.0	Various	85.9	78.2	1.1

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

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. The securitization that occurred in March 2016 primarily included loans from the December 23, 2015 call, but also included previously acquired loans. The retained assets disclosed for the December 23, 2015 call are net of the related loans sold in the March 2016 securitization. The securitization that occurred in May 2016 primarily included loans from the March 25, 2016 and May 25, 2016 calls. The retained assets disclosed for the March 25, 2016 call are net of the related loans sold in the May 2016 securitization.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Loans Held-for-Investment (Non-PCD)

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2015	$19,560	$19,964
Purchases/additional fundings	319	—
Proceeds from repayments	(1,352)	(811)
Accretion of loan discount (premium) and other amortization(A)	2,002	123
Provision for loan losses	(73)	(4)
Transfer of loans to other assets(B)	(4,203)	—
Sales	(1,795)	—
Transfer of loans to held-for-sale(C)	(14,458)	(19,272)
Balance at June 30, 2016	$—	$—

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

(B)
Represents loans for which foreclosure has been completed during the six months ended June 30, 2016 and for which New Residential has made, or intends to make, a claim on, and are now recognized as claims receivable in Other Assets.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2015	$1,553	$119
Provision for loan losses(A)	73	4
Charge-offs(B)	—	—
Sales	(171)	—
Transfer of loans to held-for-sale(C)	(1,455)	(123)
Balance at June 30, 2016	$—	$—

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

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Purchased Credit Deteriorated Loans

New Residential determined at acquisition that the PCD loans acquired would be aggregated into pools based on common risk characteristics (FICO score, delinquency status, collateral type, loan-to-value ratio). Loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows including consideration of involuntary prepayments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2015	$290,654
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(8,897)
Accretion of loan discount and other amortization	8,295
Transfer of loans to real estate owned	(7,583)
Transfer of loans to held-for-sale	(282,469)
Balance at June 30, 2016	$—

New Residential did not acquire any PCD loans during the six months ended June 30, 2016.

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
June 30, 2016	$—	$—
December 31, 2015	$450,229	$290,654

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2015	$71,063
Additions	—
Accretion	(8,876)
Reclassifications from non-accretable difference(A)	29,569
Disposals(B)	(2,680)
Transfer of loans to held-for-sale(C)	(89,076)
Balance at June 30, 2016	$—

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Six Months Ended June 30, 2016
Loans Held-for-Sale
Balance at December 31, 2015	$776,681
Purchases(A)	469,665
Transfer of loans from held-for-investment(B)	316,199
Sales	(597,849)
Transfer of loans to other assets(C)	(45,178)
Transfer of loans to real estate owned	(22,735)
Proceeds from repayments	(73,819)
Valuation provision on loans(D)	1,038
Balance at June 30, 2016	$824,002

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed during the six months ended June 30, 2016 and for which New Residential has made, or intends to make, a claim on, and are now recognized as claims receivable in Other Assets.

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including $2.6 million and $3.6 million of provision related to the call transactions executed on March 25, 2016 and May 25, 2016, respectively.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2015	$50,574
Purchases	6,789
Transfer of loans to real estate owned	40,605
Sales	(27,498)
Valuation provision on REO	(8,561)
Balance at June 30, 2016	$61,909

As of June 30, 2016, New Residential had non-performing residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $402.9 million.

In addition, New Residential has recognized $75.0 million in claims receivable from FHA on Ginnie Mae early buy-out (“EBO”) loans and reverse mortgage loans for which foreclosure has been completed during the six months ended June 30, 2016 and for which New Residential has made, or intends to make, a claim.

9. INVESTMENTS IN CONSUMER LOANS

In April 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

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

On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization. The proceeds in excess of the refinanced debt were distributed to the respective co-investors, which reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain. Subsequent to this refinancing, New Residential discontinued recording its share of the underlying earnings of the Consumer Loan Companies. During the six months ended June 30, 2016, the Consumer Loan Companies distributed $9.9 million to New Residential in excess of its basis, resulting in corresponding gains, including $0.03 million in tax withholding payments on behalf of New Residential. The tax withholding payments were considered a non-cash distribution.

On March 31, 2016, New Residential entered into the SpringCastle Transaction (Note 1). As a result, New Residential owns 53.5% of, and consolidates, the Consumer Loan Companies.

Upon acquisition, the consumer loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. New Residential determined that it has the intent and ability to hold the consumer loans for the foreseeable future and accounts for consumer loans based on the following categories:

•	Loans Held-for-Investment:

◦	Performing Loans

◦	PCD Loans

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance(A)	Interest in Consumer Loan Companies	Carrying Value(B)	Weighted Average Coupon(C)	Weighted Average Expected Life (Years)(D)	Weighted Average Delinquency(E)
June 30, 2016
Performing Loans	$1,418,225	53.5%	$1,459,638	18.7%	4.3	5.3%
Purchased Credit Deteriorated Loans(F)	422,524	53.5%	370,798	16.7%	3.6	12.1%
Total Consumer Loans, held-for-investment	$1,840,749	53.5%	$1,830,436	18.3%	4.2	6.9%
December 31, 2015(G)
Total Consumer Loans, held-for-investment	$2,094,904	30.0%	$1,698,130	18.2%	4.4	7.2%

(A)	Represents the balances as of June 30, 2016 and November 30, 2015, respectively.

(B)	Represents the carrying value of the consumer loans held by the Consumer Loan Companies.

(C)	Substantially all of the cash flows received on the loans was required to be used to make payments on the notes described above.

(D)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

(G)	Held through an equity method investee, which had a carrying value of zero, at such time.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

June 30, 2016
Days Past Due	Delinquency Status(A)
Current	94.7%
30-59	2.3%
60-89	1.1%
90-119(B)	0.7%
120+(B) (C)	1.2%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2015	$—
SpringCastle Transaction	1,536,138
Additional fundings(A)	16,483
Proceeds from repayments	(79,158)
Accretion of loan discount and premium amortization, net	2,145
Net charge-offs	(15,438)
Provision for loan losses	(532)
Balance at June 30, 2016	$1,459,638

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at March 31, 2016	$—	$—	$—
Provision for loan losses	15,438	532	15,970
Net charge-offs(C)	(15,438)	—	(15,438)
Balance at June 30, 2016	$—	$532	$532

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings ("TDRs") as they provide concessions to borrowers who are experiencing financial difficulty. As of June 30, 2016, there are $1.8 million in UPB and $1.3 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally 180 days past due. Charge-offs are presented net of $2.8 million in recoveries of previously charged-off UPB.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Purchased Credit Deteriorated Loans

New Residential determined at acquisition that the PCD loans would be aggregated into pools based on common risk characteristics including delinquency status and loan terms. Loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows including consideration of involuntary prepayments.

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2015	$—
SpringCastle Transaction	398,560
Proceeds from repayments	(40,160)
Accretion of loan discount and other amortization	12,398
Balance at June 30, 2016	$370,798

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
June 30, 2016	$422,524	$370,798
March 31, 2016	450,611	398,560

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2015	$—
SpringCastle Transaction	187,120
Accretion	(12,398)
Reclassifications from non-accretable difference(A)	—
Balance at June 30, 2016	$174,722

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows at June 30, 2016:

Total Consumer Loan Companies equity	$245,405
Others’ ownership interest	46.5%
Others’ interests in equity of consolidated subsidiary	$114,102

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

Six Months Ended June 30, 2016
Net Consumer Loan Companies income (loss)	$31,464
Others’ ownership interest as a percent of total	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$14,630

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Variable Interest Entities

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

As of
June 30, 2016
Assets
Consumer loans, held-for-investment	$1,830,262
Restricted cash	14,375
Accrued interest receivable	27,361
Total assets(A)	$1,871,998
Liabilities
Notes and bonds payable	$1,692,160
Accounts payable and accrued expenses	1,196
Total liabilities(A)	$1,693,356

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

10. DERIVATIVES

As of June 30, 2016, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of June 30, 2016, New Residential held to-be-announced forward contract positions (“TBAs”) of $2.9 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of June 30, 2016, New Residential separately held TBAs of $1.5 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of setoff with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivative assets
Interest Rate Caps	Other assets	$1,626	$2,689
		$1,626	$2,689
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$10,325	$2,058
Interest Rate Swaps	Accrued expenses and other liabilities	32,181	11,385
		$42,506	$13,443

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

The following table summarizes notional amounts related to derivatives:

	June 30, 2016	December 31, 2015
TBAs, short position(A)	$2,918,000	$1,450,000
TBAs, long position(A)	1,459,000	750,000
Interest Rate Caps(B)	2,893,333	3,400,000
Interest Rate Swaps, short positions(C)	2,444,000	2,444,000

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
Caps LIBOR at 0.50% for $1,108.3 million of notional, at 0.75% for $1,450.0 million of notional, at 2.00% for $185.0 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of June 30, 2016 was 13 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of June 30, 2016 was 19 months and the weighted average fixed pay rate was 1.20%.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Other income (loss), net(A)
TBAs	$(4,993)	$1,754	(10,524)	(1,800)
Interest Rate Swaps	(4,975)	(1,737)	(20,796)	(5,089)
Interest Rate Caps	(3,195)	(1,246)	(4,146)	(1,370)
	(13,163)	(1,229)	(35,466)	(8,259)
Gain (loss) on settlement of investments, net
TBAs	(11,066)	12,529	(39,237)	(3,504)
Interest Rate Caps	—	—	(1,124)	—
Interest Rate Swaps	(1,769)	1,240	(5,107)	(5,317)
	(12,835)	13,769	(45,468)	(8,821)
Total income (losses)	$(25,998)	$12,540	$(80,934)	$(17,080)

(A)	Represents unrealized gains (losses).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	June 30, 2016										December 31, 2015
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,648,780	$1,648,780	Jul-16	0.66%	0.1	$1,620,835	$1,701,426	$1,710,974	0.5	$1,683,305
Non-Agency RMBS (E)	Various	2,188,801	2,188,801	Jul-16 to Oct-16	2.06%	0.1	5,198,564	2,670,095	2,724,372	6.4	1,333,852
Residential Mortgage Loans(F)	Various	655,550	653,796	Aug-16 to Mar-17	2.95%	0.4	1,041,907	809,116	793,816	2.9	907,993
Real Estate Owned(G)(H)	Various	102,690	102,416	Aug-16 to Mar-17	3.14%	0.5	N/A	N/A	119,236	N/A	77,458
Consumer Loan Investment(I)	Apr-15	31,610	31,610	Aug-16	4.08%	0.1	N/A	N/A	73,621	4.2	40,446
Total Repurchase Agreements		4,627,431	4,625,403		1.73%	0.2					4,043,054
Notes and Bonds Payable
Secured Corporate Notes(J)	Various	326,229	323,645	Apr-18 to Jun-19	5.22%	2.2	259,364,676	835,094	979,924	5.8	182,978
Servicer Advances(K)	Various	6,277,128	6,263,188	Aug-16 to Jun-19	3.60%	1.2	6,608,084	6,503,825	6,513,274	4.5	7,047,061
Residential Mortgage Loans(L)	Oct-15	13,134	13,134	Oct-16	3.32%	0.3	15,876	9,138	8,273	4.5	19,529
Consumer Loans(M)	Oct-14	1,697,031	1,692,160	May-23 to Apr-34	4.23%	3.1	1,840,575	1,830,794	1,830,262	4.2	—
Receivable from government agency(L)	Oct-15	3,204	3,204	Oct-16	3.32%	0.3	N/A	N/A	4,161	N/A	—
Total Notes and Bonds Payable		8,316,726	8,295,331		3.79%	1.6					7,249,568
Total/ Weighted Average		$12,944,157	$12,920,734		3.05%	1.1					$11,292,622

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of July 2016 were refinanced, extended, or repaid.

(C)	These repurchase agreements had approximately $8.5 million of associated accrued interest payable as of June 30, 2016.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.5 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $162.3 million on retained servicer advance bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

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

(J)
The loans bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure these notes.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

(K)
$3.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.1% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

(M)
Represents the debt assumed in the SpringCastle Transaction (Note 1), which is comprised of the following classes of asset-backed notes (collectively, the “2014-A Notes”) held by third parties: $739.0 million UPB of Class A notes with a coupon of 2.7% and a stated maturity date in May 2023 (the “Class A Notes”); $427.0 million UPB of Class B notes with a coupon of 4.61% and a stated maturity date in October 2027 (the “Class B Notes”); $331.2 million UPB of Class C notes with a coupon of 5.59% and a stated maturity date in October 2033 (the “Class C Notes”); and $199.8 million UPB of Class D notes with a coupon of 6.82% and a stated maturity date in April 2034 (the “Class D Notes”). Prior to the payment date in October 2016, the redemption price for any class of the outstanding 2014-A Notes shall be the sum of (i) 100% of the outstanding principal balance of the 2014-A Notes of the applicable class to be redeemed, plus (ii) the applicable Specified Call Premium Amount (as defined below) for such 2014-A Notes, plus (iii) accrued and unpaid interest and fees in respect of such 2014-A Notes. On or after the payment date occurring in October 2016, the redemption price for any class of 2014-A Notes shall be the sum of (i) 100% of the outstanding principal balance of the 2014-A Notes of the applicable class to be redeemed, plus (ii) accrued and unpaid interest and fees in respect of such 2014-A Notes. The “Specified Call Premium Amount” on any payment date for any class of 2014-A Notes shall mean (i) in the case of Class A Notes, an amount equal to 1.00% of the outstanding principal balance of the Class A Notes to be redeemed and (ii) in the case of the Class B Notes, the Class C Notes and the Class D Notes, an amount equal to (a) the product of (1) with respect to the Class B Notes, 0.75%, with respect to the Class C Notes, 1.00% and with respect to the Class D Notes, 2.00%, times (2) the outstanding principal balance of the 2014-A Notes of such class to be redeemed on such payment date, times (3) the number of days, computed on a 30/360 basis, from and including such payment date to but excluding the payment date occurring in October 2016, divided by (b) 360.

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $4.6 billion of repurchase agreements as of June 30, 2016. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	Servicer Advances(A)	Real Estate Securities	Real Estate Loans and REO	Consumer Loans	Total
Balance at December 31, 2015	$182,978	$7,047,061	$3,017,157	$1,004,980	40,446	$11,292,622
Repurchase Agreements:
Borrowings	—	—	12,356,350	253,204	—	12,609,554
Repayments	—	—	(11,535,926)	(481,305)	(8,836)	(12,026,067)
Capitalized deferred financing costs, net of amortization	—	—	—	(1,138)	—	(1,138)
Notes and Bonds Payable:
Acquired borrowings, net of discount	—	—	—	—	1,803,192	1,803,192
Borrowings	351,229	3,369,587	—	—	—	3,720,816
Repayments	(209,432)	(4,150,512)	—	(3,191)	(111,032)	(4,474,167)
Discount on borrowings, net of amortization	1,420	—	—	—	—	1,420
Capitalized deferred financing costs, net of amortization	(2,550)	(2,948)	—	—	—	(5,498)
Balance at June 30, 2016	$323,645	$6,263,188	$3,837,581	$772,550	$1,723,770	$12,920,734

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its Servicer Advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Excess MSRs

In April 2016, New Residential entered into a $225.0 million corporate loan secured by Agency Excess MSRs. The loan bears interest equal to the sum of one-month LIBOR plus 4.75% and matures in April 2018.

In June 2016, New Residential entered into a $101.2 million corporate loan secured by PLS Excess MSRs with a maximum capacity of $300.0 million. The loan bears interest equal to the sum of one-month LIBOR plus 4.75% and matures in June 2019.

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

On May 9, 2016, a Buyer facility was paid off and replaced by a new 2-year servicer advance facility with a different lender. The maximum capacity of the new facility is $185.0 million.

In May 2016, New Residential increased the capacity and extended the maturity on a $950 million servicer advance financing facility.

On June 30, 2016, New Residential, through its wholly-owned subsidiary, NRZ Advance Receivables Trust 2016-T1, issued servicer advance backed notes consisting of $400.0 million of term notes with a maturity date of June 17, 2019, of which approximately $20.9 million was voluntarily retained.

Maturities

New Residential’s debt obligations as of June 30, 2016 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
July 1 through December 31, 2016	$713,431	$4,331,495	$5,044,926
2017	4,735,037	238,682	4,973,719
2018	523,143	225,000	748,143
2019	379,109	101,229	480,338
2020	—	—	—
2021 and thereafter	1,697,031	—	1,697,031
	$8,047,751	$4,896,406	$12,944,157

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of June 30, 2016:

Debt Obligations / Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans and REO	$2,090,000	$758,240	$1,331,760
Notes and Bonds Payable
Secured Corporate Loan	Excess MSRs	300,000	101,229	198,771
Servicer Advances(A)	Servicer Advances	7,988,292	6,277,128	1,711,164
		$10,378,292	$7,136,597	$3,241,695

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

New Residential pays a 0.4% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained non-agency bonds with a current face amount of $196.7 million.

Certain of the debt obligations are subject to customary debt covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period, or a 35% decline over any three-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. New Residential was in compliance with all of its debt covenants as of June 30, 2016.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2016 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$304,297,824	$1,475,418	$—	$—	$1,475,418	$1,475,418
Excess mortgage servicing rights, equity method investees, at fair value(A)	66,748,310	199,145	—	—	199,145	199,145
Servicer advances	6,608,084	6,513,274	—	—	6,513,274	6,513,274
Real estate securities, available-for-sale	7,249,437	4,554,657	—	1,714,159	2,840,498	4,554,657
Residential mortgage loans, held-for-investment	—	—	—	—	—	—
Residential mortgage loans, held-for-sale	1,066,844	824,002	—	—	840,903	840,903
Consumer loans, held-for-investment	1,840,749	1,830,436	—	—	1,865,979	1,865,979
Derivative assets	2,893,333	1,626	—	1,626	—	1,626
Cash and cash equivalents	233,845	233,845	233,845	—	—	233,845
Restricted cash	168,043	168,043	168,043	—	—	168,043
Other Assets	574,587	2,195	—	—	2,195	2,195
		$15,802,641	$401,888	$1,715,785	$13,737,412	$15,855,085
Liabilities
Repurchase agreements	$4,627,431	$4,625,403	$—	$4,627,431	$—	$4,627,431
Notes and bonds payable	8,316,726	8,295,331	—	—	8,334,533	8,334,533
Derivative liabilities	6,821,000	42,506	—	42,506	—	42,506
		$12,963,240	$—	$4,669,937	$8,334,533	$13,004,470

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Servicer Advances	Non-Agency RMBS	Total
Balance at December 31, 2015	$437,201	$1,144,316	$217,221	$7,426,794	$1,584,283	$10,809,815
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	(6,073)	(6,073)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(7,430)	93	—	—	—	(7,337)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	2,347	—	—	2,347
Included in change in fair value of investments in Servicer Advances	—	—	—	(17,278)	—	(17,278)
Included in gain (loss) on settlement of investments, net	—	—	—	—	(21,372)	(21,372)
Included in other income (loss), net(D)	1,271	149	—	—	(950)	470
Gains (losses) included in other comprehensive income(E)	—	—	—	—	52,168	52,168
Interest income	15,438	60,793	—	156,749	92,081	325,061
Purchases, sales and repayments
Purchases	—	—	—	7,814,541	1,429,712	9,244,253
Proceeds from sales	—	—	—	—	(95,430)	(95,430)
Proceeds from repayments	(47,299)	(129,114)	(20,423)	(8,867,532)	(193,921)	(9,258,289)
Balance at June 30, 2016	$399,181	$1,076,237	$199,145	$6,513,274	$2,840,498	$11,028,335

(A)	Includes the recapture agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of each respective period.

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
June 30, 2016
(dollars in tables in thousands, except share data)

Investments in Excess MSRs and Excess MSRs Equity Method Investees Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of June 30, 2016:

	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Agency
Original Pools	11.0%	3.4%	32.3%	21	24
Recaptured Pools	7.5%	4.8%	20.6%	21	25
Recapture Agreement	7.6%	4.9%	20.0%	22	—
	10.1%	3.8%	29.1%	21	24
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	11.9%	N/A	10.6%	14	24
Recaptured Pools	7.7%	N/A	20.0%	20	24
Recapture Agreement	7.5%	N/A	20.0%	20	—
Ocwen Serviced Pools	9.3%	N/A	—%	14	25
	9.8%	N/A	2.7%	14	25
Total/Weighted Average--Directly Held	9.9%	3.8%	9.8%	16	25

Held through Equity Method Investees (Note 5)
Agency
Original Pools	13.0%	5.6%	35.0%	19	23
Recaptured Pools	7.7%	5.0%	20.0%	23	25
Recapture Agreement	7.7%	4.9%	20.0%	23	—
Total/Weighted Average--Held through Investees	10.8%	5.3%	28.7%	21	24

Total/Weighted Average--All Pools	10.1%	4.1%	13.7%	17	25

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee, measured in basis points (bps).

(F)	Weighted average maturity of the underlying mortgage loans in the pool.

(G)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

As of June 30, 2016, a weighted average discount rate of 9.9% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2016	2.2%	10.2%	14.9%	8.8	bps	5.4%	24.5

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount excludes the amounts New Residential pays its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying mortgage loans in the pool.

Real Estate Securities Valuation

As of June 30, 2016, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,624,103	$1,719,286	$1,714,159	$—	$1,714,159	2
Non-Agency RMBS(C)	5,625,334	2,783,973	2,604,630	235,868	2,840,498	3
Total	$7,249,437	$4,503,259	$4,318,789	$235,868	$4,554,657

(A)
New Residential generally obtains pricing service quotations or broker quotations from two sources, one of which is generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. New Residential evaluates quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes New Residential receives. New Residential believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. New Residential has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. New Residential’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

The third-party pricing services and brokers engaged by New Residential (collectively, “valuation providers”) use either the income approach or the market approach, or a combination of the two, in arriving at their estimated valuations of RMBS. Valuation providers using the market approach generally look at prices and other relevant information generated by market transactions involving identical or comparable assets. Valuation providers using the income approach create pricing models that generally incorporate such assumptions as discount rates, expected prepayment rates, expected default rates and expected loss severities. New Residential has reviewed the methodologies utilized by its valuation providers and has found them to be consistent with GAAP requirements. In addition to obtaining multiple quotations, when available, and reviewing the valuation methodologies of its valuation providers, New Residential creates its own internal pricing models for Level 3 securities and uses the outputs of these models as part of its process of evaluating the fair value estimates it receives from its valuation providers. These models incorporate the same types of assumptions as the models used by the valuation providers, but the assumptions are developed independently. These assumptions are regularly refined

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

and updated at least quarterly by New Residential, and reviewed by its valuation group, which is separate from its investment acquisition and management group, to reflect market developments and actual performance.

For 65.7% of our Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$1,867,216	1.46% to 32.75%	0% to 20%	0.1% to 12.0%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $215.7 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At June 30, 2016, assets measured at fair value on a nonrecurring basis were $0.3 billion. The $0.3 billion includes approximately $272.6 million of residential mortgage loans held-for-sale and $40.2 million of REO. The fair value of New Residential’s mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these loans as of June 30, 2016:

June 30, 2016	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Residential Mortgage Loans
Performing Loans	$68,105	2.7%	3.0	20.0%	0.2%	4.1%
Non-performing Loans	204,459	5.5%	3.1	3.2%	2.9%	18.1%
Total/Weighted Average	$272,564	4.8%	3.1	7.4%		14.6%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance. Not applicable for PCD Loans that are not 100% in default.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% to 25%, depending on the information available to the broker.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

The total change in the recorded value of assets for which a fair value adjustment was included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2016 was an increase in the net valuation allowance of approximately $7.6 million, consisting of a $8.6 million increase in the net valuation allowance for REO, offset by a reversal of prior valuation allowance of $1.0 million for residential mortgage loans held-for-sale.

Loans for Which Fair Value is Only Disclosed

The following table summarizes the inputs used in valuing certain loans as of June 30, 2016:

	Carrying Value	Fair Value	Valuation and Loss Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$14,458	$14,458	$73	10.0%	4.5	N/A	N/A	12.7%
Performing Loans	19,451	19,876	4	7.9%	5.3	5.7%	2.5%	58.3%
Non-performing Loans	517,529	534,005	N/A	5.6%	2.7	2.2%	3.0%	35.4%
Total/Weighted Average	$551,438	$568,339	$77	5.8%	2.8			35.6%

Consumer Loans	$1,830,436	$1,865,979	$532	9.5%	4.2	14.8%	5.5%	88.8%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The debt assumed in the SpringCastle Transaction (Notes 1 and 11) was recorded at its fair value of $1.8 billion on March 31, 2016. The fair value was estimated based on a discounted cash flow model using both observable and unobservable inputs to estimate the amount and timing of expected cash flows, interest rates and collateral funding spreads and, therefore, was categorized within Level 3 of the fair value hierarchy.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
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

On June 27, 2016, New Residential’s Board of Directors declared a second quarter 2016 dividend of $0.46 per common share or $106.0 million, which was paid on July 29, 2016 to stockholders of record as of July 7, 2016.

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

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2016.

Option Plan

As of June 30, 2016, New Residential’s outstanding options were summarized as follows:

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
June 30, 2016
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of June 30, 2016. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended June 30, 2016 was $13.84 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2016	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2016 (millions)
Directors	Various	4,000	4,000	$13.58	$—
Manager(C)	2003 - 2007	434,000	434,000	31.36	—
Manager(C)	2011 - 2012	25,000	25,000	7.19	0.2
Manager(C)	2013	1,936,068	1,936,068	10.98	5.5
Manager(C)	2014	1,437,500	1,245,833	12.20	2.0
Manager(C)	2015	8,543,539	3,800,749	15.46	—
Outstanding		12,380,107	7,445,650

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Exercise Prices	Total Unexercised Inception to Date
2006-2007	$29.92 to $33.80	88,280
2013	$10.24 to $11.48	1,100,497
2014	$12.20	258,750
2015	$15.25 to $15.88	1,708,708
Total		3,156,235

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2015 outstanding options	12,380,107
Options granted	—	$—
Options exercised	—	$—
Options expired unexercised	—
June 30, 2016 outstanding options	12,380,107	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the three and six months ended June 30, 2016, based on the treasury stock method, New Residential had 361,363 and 214,437 dilutive common stock equivalents outstanding. During the three and six months ended June 30, 2015, based on the treasury stock method, New Residential had 4,259,059 and 3,869,894 dilutive common stock equivalents outstanding.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
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

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Exchange Act based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. On February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety. On June 6, 2016, all allegations except those regarding certain related party transactions were dismissed. New Residential intends to vigorously defend the Securities Action.

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. New Residential intends to vigorously defend the lawsuit.

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

Capital Commitments — As of June 30, 2016, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 18 for additional capital commitments entered into subsequent to June 30, 2016, if any):

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

Environmental Costs — As a residential real estate owner through its REO, New Residential is subject to potential environmental costs. At June 30, 2016, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
June 30, 2016
(dollars in tables in thousands, except share data)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

Due to affiliates is comprised of the following amounts:

	June 30, 2016	December 31, 2015
Management fees	$3,336	$6,671
Incentive compensation	6,125	16,017
Expense reimbursements and other	2,522	1,097
	$11,983	$23,785

Affiliate expenses and fees were comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Management fees	$10,008	$8,371	$20,016	$13,497
Incentive compensation	4,929	2,391	6,125	6,084
Expense reimbursements(A)	125	125	250	250
Total	$15,062	$10,887	$26,391	$19,831

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of June 30, 2016, 64.1% and 34.4% of the UPB of the loans underlying New Residential’s investments in Excess MSRs and Servicer Advances, respectively, was serviced or master serviced by Nationstar. As of June 30, 2016, a total face amount of $3.4 billion of New Residential’s Non-Agency RMBS portfolio and approximately $31.5 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $13.0 billion as of June 30, 2016. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights in 2014 and 2015, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2016, New Residential accrued for MSR Fund Payments in an aggregate amount of less than $0.3 million. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of June 30, 2016, $551.8 million UPB of New Residential’s residential mortgage loans and $28.0 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 5 regarding co-investments with Fortress-managed funds.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of investments, net	$382	$17,921	$(15,751)	$(6,776)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	2,819	649	6,073	1,720
Total reclassifications		$3,201	$18,570	$(9,678)	$(5,056)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current:
Federal	$810	$(106)	$1,268	$630
State and Local	158	64	158	(1,092)
Total Current Income Tax Expense (Benefit)	968	(42)	1,426	(462)
Deferred:
Federal	5,653	13,281	(3,797)	11,958
State and Local	897	1,067	(334)	(617)
Total Deferred Income Tax Expense (Benefit)	6,550	14,348	(4,131)	11,341
Total Income Tax Expense (Benefit)	$7,518	$14,306	$(2,705)	$10,879

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

New Residential has recorded a net deferred tax asset of approximately $189.6 million as of June 30, 2016, primarily related to basis differences in all servicer advances held by New Residential’s TRSs and related net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of June 30, 2016, New Residential recorded a partial valuation allowance related to certain net operating losses and loan loss reserves as management does not believe that it is more likely than not that these deferred tax assets will be realized.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
(dollars in tables in thousands, except share data)

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2016 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On June 27, 2016, New Residential’s Board of Directors declared a second quarter 2016 dividend of $0.46 per common share or $106.0 million, which was paid on July 29, 2016 to stockholders of record as of July 7, 2016.

Servicer Advances

On July 15, 2016, the NRART 2015-T1 notes with principal balance of $400.0 million were repaid in full, using proceeds from the $400.0 million of term notes with a maturity date of June 17, 2019 issued on June 30, 2016 (Note 11).

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

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold or committed to sell MSRs totaling more than more than $3 trillion since 2010. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 basis points (“bps”) multiplied by the UPB of the mortgages. As of the first quarter of 2016, the top 100 mortgage servicers serviced $8 trillion of mortgages, according to Inside Mortgage Finance. Of the $10 trillion mortgage debt outstanding, approximately 70% of these MSRs were serviced by banks as of the first quarter of 2016, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe an elevated volume of MSR sales is likely for some period of time.

We estimate that MSRs covering up to $500 billion of mortgages are currently for sale, which would require a capital investment of approximately $3 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs or other servicing assets, such as advances. In addition, approximately $1.7 trillion of new loans are expected to be originated in 2016, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $2 to $2.5 trillion of MSRs could be sold or available over the next few years. While increased competition and market conditions for more recently originated MSRs have driven prices higher recently, we believe MSRs continue to offer attractive returns. There can be no assurance that we will make additional investments in Excess MSRs or that any future investment in Excess MSRs will generate returns similar to the returns on our original investments in Excess MSRs.

Various market factors, which are outside of our control, affect our results of operations and financial condition. One such factor is developments in the U.S. residential housing market (mentioned above). Over the course of the first six months of 2016, interest rates have been volatile. Changes in interest rates impact the performance of our portfolio. As an example, in periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Conversely, in periods of declining interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally increase. Generally, the value of our Agency Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment rates and delinquencies.

The value of our Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the second quarter of 2016, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $18.3 million in the aggregate, primarily as a result of an increase in projected prepayment rates and delinquencies, while the weighted average discount rate of the portfolio increased slightly to 9.9% from 9.8%.

The timing, size and potential returns of our future investments in Excess MSRs may be less attractive than our prior investments in this sector due to a number of factors, most of which are beyond our control.  In addition to changes in interest rates, such factors include, but are not limited to, recent increased competition for more recently originated MSRs, which we believe is causing a related increase in the price for these assets.  In addition, regulatory and GSE approval processes have been more extensive and taken longer than the process and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions.

Beginning in 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the first quarter of 2016, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, and the balance was Non-Agency RMBS.

In addition to our base return profile, we view there to be upside potential if the U.S. economy and housing market continue to strengthen. In our view, another potential opportunity exists due to the structural inefficiencies that exist in many of the Non-Agency RMBS vehicles. Based on our valuations, we believe there is a discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We continue to pursue opportunities in structured transactions that enable us to realize this difference, particularly through the acquisition and execution of call rights. We actively monitor the market for Non-Agency RMBS and our portfolio to determine when to strategically purchase and sell Non-Agency RMBS from time to time. We currently expect that the size of our Non-Agency portfolio will fluctuate depending primarily on our assessment of expected yields and alternative investment opportunities. The primary causes of mark-to-market changes in our RMBS portfolio are changes in interest rates, collateral performance, credit spreads and market liquidity.

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of June 30, 2016 was 0.95%, compared to 1.25% as of March 31, 2016 and 2.15% as of December 31, 2015. This spread changed primarily as a result of lower yields from new securities purchased during the first half of 2016, offset by slightly lower funding costs. The net interest spread on our Non-Agency RMBS portfolio as of June 30, 2016 was 3.27%, compared to 3.27% as of March 31, 2016 and 3.31% as of December 31, 2015. This spread for the three months ended June 30, 2016 was relatively flat, as higher funding costs were offset by higher yields on securities purchased during the second quarter of 2016. For the six months ended June 30, 2016, the spread changed primarily as a result of increased funding costs offset by higher yields from new securities purchased during the first half of 2016.

We hold call rights on Non-Agency residential mortgage securitizations which become exercisable once the current collateral balance drops below a certain threshold of the original balance. We believe a call right is profitable when the aggregate underlying loan value is greater than the sum of par on the loans minus any discount from acquired bonds plus expenses, including outstanding advances, related to such exercise. Specifically, profit with respect to our call rights is generated by:

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

Credit performance affects the value of our portfolio. Higher rates of delinquency and/or defaults can reduce the value of our Excess MSRs, Non-Agency RMBS, Agency RMBS and loan portfolios. For our Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan; defaults have an effect similar to prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal.

Corporate credit spreads generally tightened during the second quarter of 2016, which would generally have a favorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolio. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio coupled with the corporate credit spread tightening during the second quarter of 2016 and caused the overall same store value of this portfolio to increase significantly. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”

The cash flows from both our residential loan and our consumer loan portfolios are influenced by, among other factors, the U.S. macroeconomic environment, and unemployment rates in particular. We believe that losses are highly correlated to unemployment; therefore, we expect that an improvement in unemployment rates will continue to improve the value of our investment, while deterioration in unemployment rates would result in a decline in its value.

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

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$371,046,134	$1,479,358	9.7%	$1,674,563	6.3
Servicer Advances(B)	6,608,084	6,503,825	42.8%	6,513,274	4.5
Agency RMBS(C)	1,624,103	1,719,286	11.3%	1,714,159	3.6
Non-Agency RMBS(C)	5,625,334	2,783,973	18.3%	2,840,498	6.6
Residential Mortgage Loans	1,066,844	828,991	5.4%	824,002	2.9
Real Estate Owned	N/A	65,430	0.5%	61,909	N/A
Consumer Loans	1,840,749	1,830,794	12.0%	1,830,436	4.2
Total/Weighted Average		$15,211,657	100.0%	$15,458,841	4.8

Reconciliation to GAAP total assets:
Cash and restricted cash				401,888
Trades receivable				1,549,795
Deferred tax asset				189,641
Other assets				304,983
GAAP total assets				$17,905,148

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)	The outstanding face amount of Excess MSRs and servicer advances is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, respectively.

(C)	Amortized cost basis is net of impairment.

Servicing Related Assets

Excess MSRs

As of June 30, 2016, we had approximately $1.7 billion estimated carrying value of Excess MSRs (held directly and through joint ventures). As of June 30, 2016, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $371.0 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

Nationstar is the servicer of $237.7 billion UPB of the loans underlying our investments in Excess MSRs through June 30, 2016, and earns a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sold Excess MSRs to us, it generally retained a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

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

On April 6, 2015, we acquired Excess MSRs and Servicer Advances in connection with the HLSS Acquisition. Ocwen continues to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of June 30, 2016 is equal to 6.2 bps times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of June 30, 2016.

Summary of Direct Excess MSR Investments as of June 30, 2016

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$118.6	$86.1	29	bps	21	bps	32.5% - 66.7%	$457.7	$339.8
Recapture Agreements	—	—	29		22		32.5% - 66.7%	—	59.4
	118.6	86.1	29		21			457.7	399.2
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.8	$87.0	35		14		33.3% - 80.0%	$328.8	$238.3
Recapture Agreements	—	—	26		20		33.3% - 80.0%	—	14.9
Ocwen Serviced Pools	156.4	131.3	44		14		100.0%	917.1	823.0
	305.2	218.3	42		14			1,245.9	1,076.2
Total/Weighted Average	$423.8	$304.4	38	bps	16	bps		$1,703.6	$1,475.4

(A)	The MSR is a weighted average as of June 30, 2016, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR, as of June 30, 2016 (Note 6 to our Condensed Consolidated Financial Statements) on $204.2 billion UPB underlying these Excess MSRs.

Summary Excess MSR Investments Through Equity Method Investees as of June 30, 2016

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$66.7	32	bps	20	bps	50.0%	66.7%	33.3%	$315.6
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	66.7
Total/Weighted Average	$125.2	$66.7	32	bps	21	bps				$382.3

(A)	The MSR is a weighted average as of June 30, 2016, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of June 30, 2016 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$292,449	$118,585,641	$76,520,404	485,073	699	4.4%	288	86	10.8%	18.4%	17.2%	1.4%	26.9%
Recaptured Loans	47,346	—	9,539,446	55,839	717	4.4%	300	22	0.3%	9.0%	8.4%	0.6%	21.3%
Recapture Agreement	59,386	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$399,181	$118,585,641	$86,059,850	540,912	701	4.4%	289	78	9.7%	17.4%	16.3%	1.3%	26.6%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	230,132	148,839,262	85,108,155	447,171	665	4.4%	286	125	44.1%	15.3%	10.2%	5.6%	7.8%
Recaptured Loans	8,156	—	1,858,556	8,433	736	4.2%	292	16	2.9%	17.8%	17.7%	0.1%	35.7%
Recapture Agreement	14,902	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	823,047	156,374,134	131,271,263	886,272	614	4.6%	303	129	22.0%	10.1%	6.5%	3.8%	—%
	$1,076,237	$305,213,396	$218,237,974	1,341,876	627	4.6%	253	127	30.4%	11.4%	7.5%	4.2%	2.4%
Total/Weighted Average	$1,475,418	$423,799,037	$304,297,824	1,882,788	641	4.5%	260	118	24.5%	12.6%	9.2%	3.7%	9.6%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	3.8%	1.1%	1.1%	1.5%	0.4%	0.3%
Recaptured Loans	1.3%	0.3%	0.2%	0.4%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.5%	1.0%	1.0%	1.4%	0.3%	0.3%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	8.5%	2.2%	3.2%	9.4%	1.8%	2.5%
Recaptured Loans	0.9%	0.1%	0.1%	—%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	7.3%	4.0%	5.6%	8.7%	2.2%	2.1%
	7.6%	3.5%	5.0%	8.8%	2.1%	2.2%
Total/Weighted Average	6.8%	3.0%	4.2%	7.4%	1.7%	1.8%

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

(F)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR as of June 30, 2016 (Note 6 to our Condensed Consolidated Financial Statements included herein) on $204.2 billion UPB underlying these Excess MSRs .

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $3.2 billion of UPB are as of May 31, 2016.

The following table summarizes the collateral characteristics as of June 30, 2016 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership %	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$220,859	$125,191,420	$52,956,114	33.3%	431,792	688	4.9%	281	99	10.5%	21.4%	18.4%	3.6%	27.6%
Recaptured Loans	94,694	—	13,792,196	33.3%	90,935	701	4.4%	298	26	0.5%	10.3%	10.3%	0.3%	33.1%
Recapture Agreement	66,700	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/ Weighted Average	$382,253	$125,191,420	$66,748,310		522,727	691	4.8%	285	84	8.4%	19.4%	16.9%	3.0%	28.3%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.2%	1.6%	0.9%	2.9%	1.1%	0.6%
Recaptured Loans	2.7%	0.8%	0.4%	0.5%	—%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average	4.7%	1.4%	0.8%	2.4%	0.8%	0.5%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Nationstar remains the named servicer under the related servicing agreements and continues to perform all servicing duties for the underlying loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and rating agency approvals required for a formal change of the named servicer. In exchange for Nationstar’s performance of servicing duties, the Buyer pays Nationstar a servicing fee (the “Nationstar Servicing Fee”) and, in the event that the aggregate cash flows from the advances and the basic fee generate a 14% return (the “Buyer Targeted Return”) on the Buyer’s invested equity, a performance fee (the “Nationstar Performance Fee”). Nationstar is majority owned by private equity funds managed by an affiliate of our Manager. For more information about the fee structure, see below.

In December 2014, we acquired servicer advances from SLS, as described under “—Excess MSRs” above.

On April 6, 2015, we acquired servicer advances in connection with the HLSS Acquisition, as described under “—Excess MSRs” above.

The following is a summary of the investments in Servicer Advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2016					Six Months Ended June 30, 2016
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances(C)	$6,503,825	$6,513,274	5.4%	5.2%	4.5	$(17,278)

(A)	Carrying Value represents the fair value of the investment in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)	Excludes our asset-backed securities collateralized by Servicer Advances, which have an aggregate face amount of $406.0 million and an aggregate carrying value of $406.0 million as of June 30, 2016.

The following is additional information regarding our Servicer Advances, and related financing, as of June 30, 2016 (dollars in thousands):

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
June 30, 2016
Servicer Advances(D)	$204,178,326	$6,608,084	3.2%	$6,277,128	92.4%	91.2%	3.6%	2.8%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) on which we received financing. If we were to include these DSF in the servicer advance balance, gross and net LTV as of June 30, 2016 would be 87.7% and 86.7%, respectively. Also excludes retained non-agency bonds with a current face amount of $196.7 million from the outstanding Servicer Advances debt. If we were to sell these bonds, gross and net LTV as of June 30, 2016 would be 95.3% and 94.1%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investment in Servicer Advances:

June 30, 2016
Principal and interest advances	$1,789,049
Escrow advances (taxes and insurance advances)	3,161,458
Foreclosure advances	1,657,577
Total	$6,608,084

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of June 30, 2016, we owned an approximately 44.5% interest in the Buyer.

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

The Nationstar Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of June 30, 2016 is equal to approximately 9.3%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.6 bps on a weighted average basis as of June 30, 2016. The SLS servicing fee is equal to 10.75 bps times the UPB of the underlying loans, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 12% times the servicing fee collections of the underlying loans, which as of June 30, 2016 is equal to 6.2 bps times the UPB of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amount of $19.7 million during the six months ended June 30, 2016.

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

In addition to its direct investments in Servicer Advances, New Residential has also invested in asset-backed securities collateralized by servicer advances, which are summarized as of June 30, 2016 as follows (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Servicer Advance Bonds	$406,000	$405,592	$469	$(14)	$406,047	$364,820

(A)	Fair value, which is equal to carrying value for all securities.

Residential Securities and Loans

Real Estate Securities

As of June 30, 2016, we had approximately $7.2 billion face amount of real estate securities, including $1.6 billion of Agency RMBS and $5.6 billion of Non-Agency RMBS. These investments were financed with repurchase agreements with an aggregate face amount of approximately $175.9 million for Agency RMBS and approximately $2.2 billion for Non-Agency RMBS. As of June 30, 2016, a total face amount of $3.4 billion of our Non-Agency portfolio and approximately $31.5 million of our Agency portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $13.0 billion as of June 30, 2016. We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB paid to Ocwen at the time of exercise. The aggregate UPB of the underlying mortgage loans within these various securitization trusts is approximately $175.0 billion.

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

As of June 30, 2016, we sold and purchased $1.5 billion and $1.5 billion face amount of Agency RMBS for $1.5 billion and $1.5 billion, respectively, and purchased $0.1 billion face amount of Non-Agency RMBS for $0.1 billion, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of June 30, 2016 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$164,740	$176,619	$—	$(2,953)	$173,666	$175,867
Agency Specified Pools	1,459,363	1,542,667	—	(2,174)	1,540,493	—
Agency RMBS	$1,624,103	$1,719,286	$—	$(5,127)	$1,714,159	$175,867

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of June 30, 2016 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$164,740	$176,619	100.0%	$173,666	2.7%	1.7%	N/A	1.9%	8.9%	5

(A)
Of these investments, 95.4% reset based on 12-month LIBOR index, 2.5% reset based on one-month LIBOR, and 2.1% reset based on the one-year Treasury Constant Maturity Rate. After the initial fixed period, 97.5% of these securities will reset annually and 2.5% will reset semi-annually.

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

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of June 30, 2016 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3 Month CPR(B)
Pre-2006	3	$9,070	$9,800	0.5%	$9,531	4.8	4.8%
2006	1	2,276	2,408	0.1%	2,398	3.8	0.6%
2007	3	4,707	4,980	0.3%	4,891	4.3	15.9%
2008	3	6,169	6,691	0.4%	6,517	4.2	20.1%
2009	3	13,864	14,923	0.9%	14,531	4.0	20.4%
2010	10	78,479	84,391	4.9%	83,044	4.1	22.5%
2011	1	4,393	4,393	0.3%	4,335	5.5	2.9%
2012 and later	11	1,505,145	1,591,700	92.6%	1,588,912	3.5	—%
Total/Weighted Average	35	$1,624,103	$1,719,286	100.0%	$1,714,159	3.6	1.4%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of June 30, 2016:

Net Interest Spread(A)
Weighted Average Asset Yield	1.61%
Weighted Average Funding Cost	0.66%
Net Interest Spread	0.95%

(A)
The Agency RMBS portfolio consists of 10.3% floating rate securities and 89.7% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2016 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$5,625,334	$2,783,973	$72,807	$(16,282)	$2,840,498	$2,188,801

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2016 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2004	CCC	115	$244,751	$166,451	7.0%	$171,631	8.1%	0.7%	6.8	2.7%
2004	CCC-	52	336,993	247,665	10.4%	253,738	13.7%	1.7%	8.0	2.6%
2005	C	50	699,790	495,332	20.8%	501,030	11.6%	2.6%	7.9	1.3%
2006 and later	CCC-	107	3,937,800	1,468,933	61.8%	1,508,052	9.2%	2.0%	7.5	1.4%
Total/Weighted Average	CCC-	324	$5,219,334	$2,378,381	100.0%	$2,434,451	10.1%	2.0%	7.6	1.5%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2004	13.6	0.04	2.3%	7.4%	4.8%
2004	12.2	0.12	8.4%	13.2%	10.2%
2005	11.1	0.11	5.6%	16.1%	31.3%
2006 and later	10.3	0.42	5.1%	12.7%	26.2%
Total/Weighted Average	10.9	0.30	6.8%	13.1%	20.5%

(A)	Excludes $406.0 million face amount of bonds backed by servicer advances.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 97 bonds with a carrying value of $443.6 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2016.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2016.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $235.9 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $266.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of June 30, 2016:

Net Interest Spread(A)
Weighted Average Asset Yield	5.33%
Weighted Average Funding Cost	2.06%
Net Interest Spread	3.27%

(A)	The Non-Agency RMBS portfolio consists of 71.5% floating rate securities and 28.5% fixed rate securities (based on amortized cost basis).

Residential Mortgage Loans

As of June 30, 2016, we had approximately $1.1 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $758.2 million and notes and bonds payable with an aggregate face amount of approximately $16.3 million. We acquired these loans through open market purchases, as well as through the exercise of call rights, as described below.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2016 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Reverse Mortgage Loans(E)(F)	$26,679	$14,458	87	7.1%	4.5	15.8%	135.1%	67.6%	N/A
Performing Loans(G)	83,662	87,556	1,557	4.0%	3.5	4.6%	85.9%	5.9%	598
Non-performing Loans(H)(I)	956,503	721,988	5,234	5.5%	2.8	16.3%	104.1%	80.6%	579
Total Residential Mortgage Loans, held-for-sale	$1,066,844	$824,002	6,878	5.5%	2.9	15.4%	103.5%	74.4%	581

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.4 million. Approximately 59% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where we expect to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $20.7 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of June 30, 2016, we have placed all of these loans on nonaccrual status, except as described in (I) below.

(I)	Includes $180.3 million UPB of Ginnie Mae EBO non-performing loans on accrual status because contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the collateral characteristics of the consumer loans as of June 30, 2016 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	3-Month CRR(C)	3-Month CDR(D)
Consumer loans, held-for-investment	$1,840,749	67.4%	32.6%	213,070	635	18.3%	11.1%	134	4.2	2.9%	1.6%	2.3%	19.3%	5.3%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

(B)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.

(C)
3-Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool, net of draws on revolving loans.

(D)
3-Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

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

Our critical accounting policies as of June 30, 2016, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2015, except as described below.

In addition, we have presented below an analysis of the sensitivity of the estimated fair value of our interests in Excess MSRs to changes in certain valuation assumptions.

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of June 30, 2016 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2016	$1,475,418
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,600,775	$1,535,451	$1,420,092	$1,368,967
Change in estimated fair value:
Amount	$125,357	$60,033	$(55,326)	$(106,451)
%	8.5%	4.1%	(3.7)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,604,715	$1,537,837	$1,417,076	$1,362,464
Change in estimated fair value:
Amount	$129,297	$62,419	$(58,342)	$(112,954)
%	8.8%	4.2%	(4.0)%	(7.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,480,234	$1,477,826	$1,473,009	$1,470,599
Change in estimated fair value:
Amount	$4,816	$2,408	$(2,409)	$(4,819)
%	0.3%	0.2%	(0.2)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,459,769	$1,467,541	$1,483,401	$1,491,494
Change in estimated fair value:
Amount	$(15,649)	$(7,877)	$7,983	$16,076
%	(1.1)%	(0.5)%	0.5%	1.1%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of June 30, 2016 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2016	$199,145
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$216,201	$207,301	$191,649	$184,740
Change in estimated fair value:
Amount	$17,056	$8,156	$(7,496)	$(14,405)
%	8.6%	4.1%	(3.8)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$214,153	$206,425	$192,285	$185,819
Change in estimated fair value:
Amount	$15,008	$7,280	$(6,860)	$(13,326)
%	7.5%	3.7%	(3.4)%	(6.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$202,712	$200,929	$197,361	$195,576
Change in estimated fair value:
Amount	$3,567	$1,784	$(1,784)	$(3,569)
%	1.8%	0.9%	(0.9)%	(1.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$192,144	$195,623	$202,712	$206,324
Change in estimated fair value:
Amount	$(7,001)	$(3,522)	$3,567	$7,179
%	(3.5)%	(1.8)%	1.8%	3.6%

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

We have invested in Nationstar serviced servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of June 30, 2016, we owned an approximately 44.5% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a variable interest entity. As a result of our managing member interest, which represents a controlling financial interest, we have determined that we are the primary beneficiary and consolidate the Buyer and its wholly owned subsidiaries, and we reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

Accounting Impact of Valuation Changes

New Residential’s assets fall into three general categories as disclosed in the table below. These categories are:

1)
Marked to Market Assets (“MTM Assets”): Assets that are marked to market through the statement of income. Changes in the value of these assets (a) are recorded on the statement of income, as unrealized gains or losses that impact net income, and (b) impact our Total New Residential Stockholders’ Equity (net book value).

2)
Other Comprehensive Income Assets (“OCI Assets”): Assets that are marked to market through the statement of comprehensive income. Changes in the value of these assets (a) are recorded on the statement of comprehensive income, as unrealized gains or losses, and therefore do not impact net income on the statement of income, and (b) impact our Total New Residential Stockholders’ Equity (net book value).

3)
Cost Assets: Assets that are not marked to market. Changes in value of these assets do not impact net income on the statement of income nor do they impact our Total New Residential Stockholders’ Equity (net book value).

An exception to these descriptions results from changes in value that represent impairment. Any such change (a) is recorded on the statement of income, as impairment that impacts net income, and (b) impacts our Total New Residential Stockholders’ Equity (net book value). In the case of residential mortgage loans, held-for-sale, any reductions in value are considered impairment. Impairment on loans and REO is subject to reversal if values subsequently increase; impairment on securities is not subject to reversal.

All of New Residential’s liabilities, with the exception of derivatives (which are marked to market through the statement of income), are recorded at their amortized cost basis.

MTM Assets	OCI Assets	Cost Assets
Excess MSRs	Real estate securities, available-for-sale	Residential mortgage loans, held-for-investment
Excess MSRs, equity method investees		Residential mortgage loans, held-for-sale
Servicer Advances		Real estate owned (REO)
Certain assets within Other Assets, primarily derivatives		Consumer loans, held-for-investment
Trades receivable
Deferred tax asset, net
Other assets, except as described above

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	2016	2015	Amount
Interest income	$277,477	$178,177	$99,300	$467,513	$262,550	$204,963
Interest expense	100,685	81,871	18,814	181,913	115,850	66,063
Net Interest Income	176,792	96,306	80,486	285,600	146,700	138,900

Impairment
Other-than-temporary impairment (OTTI) on securities	2,819	649	2,170	6,073	1,720	4,353
Valuation and loss provision (reversal) on loans and real estate owned	16,825	4,772	12,053	23,570	5,749	17,821
	19,644	5,421	14,223	29,643	7,469	22,174

Net interest income after impairment	157,148	90,885	66,263	255,957	139,231	116,726

Other Income
Change in fair value of investments in excess mortgage servicing rights	(15,263)	356	(15,619)	(7,337)	(1,405)	(5,932)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(675)	3,095	(3,770)	2,347	8,016	(5,669)
Change in fair value of investments in servicer advances	13,946	24,562	(10,616)	(17,278)	16,893	(34,171)
Gain on consumer loans investment	—	8,510	(8,510)	9,943	18,957	(9,014)
Gain on remeasurement of consumer loans investment	—	—	—	71,250	—	71,250
Gain (loss) on settlement of investments, net	(12,711)	1,201	(13,912)	(27,211)	15,968	(43,179)
Other income (loss), net	(5,020)	(74)	(4,946)	(19,515)	(8,484)	(11,031)
	(19,723)	37,650	(57,373)	12,199	49,945	(37,746)

Operating Expenses
General and administrative expenses	7,224	21,239	(14,015)	19,305	29,799	(10,494)
Management fee to affiliate	10,008	8,371	1,637	20,016	13,497	6,519
Incentive compensation to affiliate	4,929	2,391	2,538	6,125	6,084	41
Loan servicing expense	14,119	2,951	11,168	15,850	7,842	8,008
	36,280	34,952	1,328	61,296	57,222	4,074

Income (Loss) Before Income Taxes	101,145	93,583	7,562	206,860	131,954	74,906
Income tax expense (benefit)	7,518	14,306	(6,788)	(2,705)	10,879	(13,584)
Net Income (Loss)	$93,627	$79,277	$14,350	$209,565	$121,075	$88,490
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$24,975	$4,158	$20,817	$29,177	$9,981	$19,196
Net Income (Loss) Attributable to Common Stockholders	$68,652	$75,119	$(6,467)	$180,388	$111,094	$69,294

Interest Income

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Interest income increased by $99.3 million, primarily attributable to incremental interest income of (i) $78.3 million from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, (ii) $44.8 million from Real Estate Securities largely due to an increase in the size of the Non-Agency securities portfolio and an increase in the amount of accelerated accretion on real estate securities owned in Non-Agency RMBS trusts that were terminated upon the exercise of call rights, and (iii) $3.5 million from Residential Mortgage Loans due to an increase in the size of the portfolio from $600 million in UPB as of June 30, 2015 to $1.1 billion as of June 30, 2016. The increase was reduced by a decrease in interest income of (iv) $25.8 million from servicer advance investments driven by a lower forward LIBOR curve as compared to prior projections, and (v) $1.1 million from Excess MSRs driven by faster projected prepayment speeds and higher projected delinquencies, across a majority of our Excess MSR portfolio.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Interest income increased by $205.0 million, primarily attributable to incremental interest income of (i) $78.3 million from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, (ii) $26.8 million from Excess MSR investments, and (iii) $12.8 million from servicer advance investments, in which we made additional investments subsequent to June 30, 2015, primarily through the HLSS Acquisition. Interest income further increased by (iv) $76.4 million largely due to an increase in the size of real estate securities portfolio and accelerated accretion on real estate securities owned in Non-Agency RMBS trusts that were terminated upon the exercise of call rights, and (v) $10.2 million related to interest income on real estate loans, specifically the FNMA loan pool acquired in December 2015 and the Ginnie Mae EBO loans acquired through the HLSS Acquisition.

Interest Expense

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Interest expense increased by $18.8 million primarily attributable to increases of (i) $18.3 million on the Consumer Loan securitization notes assumed as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, (ii) $9.1 million of interest on repurchase agreements and financings on real estate securities and residential mortgage loans in which we made additional levered investments subsequent to June 30, 2015. The increase was reduced by decrease in interest expense of (iii) $4.7 million from servicer advance investments driven by lower average outstanding debt balance and (iv) $3.9 million in interest on corporate loans secured by Excess MSRs as a result of a lower average outstanding debt balance.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Interest expense increased by $66.1 million primarily attributable to increases of (i) $34.8 million of interest on financings related to servicer advances primarily acquired through the HLSS Acquisition, (ii) $18.7 million on the Consumer Loan segment including the securitization notes assumed as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, (iii) $11.4 million of interest on repurchase agreements and financings on real estate securities in which we made additional levered investments subsequent to June 30, 2015, and (iv) $3.0 million of interest on real estate loans due to a larger portfolio during the six months ended June 30, 2016. The increase was offset by a $1.8 million decrease in interest on corporate loans secured by Excess MSRs as a result of a lower average outstanding debt balance.

Other-Than-Temporary Impairment on Securities

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The other-than-temporary impairment on securities increased by $2.2 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of June 30, 2016.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The other-than-temporary impairment on securities increased by $4.4 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of June 30, 2016.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The $12.1 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) consumer loan provision expense of $15.9 million on loans acquired as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016 and (ii) REO impairment increased by $2.5 million. This increase was partially offset by (iii) a decrease of $5.2 million (net amount) due to improved loan pricing during the three months ended June 30, 2016.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The $17.8 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) consumer loan provision expense of $15.9 million on loans acquired as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016 and (ii) REO impairment increased by $5.7 million. This increase was partially offset by (iii) a decrease of $3.8 million (net amount) due to improved loan pricing during the six months ended June 30, 2016.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The change in fair value of investments in excess mortgage servicing rights decreased by $15.6 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease primarily relates to negative mark-to-market fair value adjustments of $15.3 million during the three months ended June 30, 2016 compared to positive adjustments of $0.3 million during the three months ended June 30, 2015. The mark-to-market adjustments during the three months ended June 30, 2016 were primarily due to faster projected prepayment speeds and higher projected delinquencies, across a majority of our Excess MSR portfolio.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The change in fair value of investments in excess mortgage servicing rights decreased by $5.9 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease primarily relates to an increase in the negative mark-to-market fair value adjustments from $1.4 million during the six months ended June 30, 2015 compared to $7.3 million during the six months ended June 30, 2016. The mark-to-market adjustments during the six months ended June 30, 2016 were primarily due to faster projected prepayment speeds and higher projected delinquencies, across a majority of our Excess MSR portfolio.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $3.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease primarily relates to negative mark-to-market fair value adjustments of $0.7 million during the three months ended June 30, 2016 compared to positive adjustments of $3.1 million during the three months ended June 30, 2015. The mark-to-market adjustments during the three months ended June 30, 2016 were primarily due to faster projected prepayment speeds and higher projected delinquencies, across a majority of our Excess MSR portfolio.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $5.7 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease primarily relates to a decrease in the positive mark-to-market fair value adjustments of $2.3 million during the six months ended June 30, 2016 compared to positive mark-to-market fair value adjustments of $8.0 million during the six months ended June 30, 2015. The mark-to-market adjustments during the six months ended June 30, 2016 were primarily due to faster projected prepayment speeds and higher projected delinquencies, across a majority of our Excess MSR portfolio.

Change in Fair Value of Investments in Servicer Advances

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The change in fair value of investments in servicer advances decreased by $10.6 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease primarily relates to asset mark-ups of $14.0 million during the three months ended June 30, 2016 compared to mark-ups of $24.6 million during the three months ended June 30, 2015. The net increase in value during the three months ended June 30, 2016 was primarily due to decrease in discount rate assumptions and higher recoveries than projected, partially offset by a lower forward LIBOR curve as compared to prior projections. The increase in fair value of investments in servicer advances for the three months ended June 30, 2015 was primarily due to a higher performance fee adjustment related to HLSS servicing advances resulting from a higher forward LIBOR curve as compared to purchase price projections.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The change in fair value of investments in servicer advances decreased by $34.2 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease primarily relates to asset mark-downs of $17.3 million during the six months ended June 30, 2016 compared to mark-ups of $16.9 million during the six months ended June 30, 2015. The net decrease in value during the six months ended June 30, 2016 was primarily due to a lower performance fee adjustment related to HLSS servicing advances resulting from a lower forward LIBOR curve as compared to prior projections, partially offset by decrease in discount rate assumptions. The increase in fair value of investments in servicer advances for the six months ended June 30, 2015 was primarily due to a higher performance fee adjustment related to HLSS servicing advances resulting from a higher forward LIBOR curve as compared to purchase price projections.

Gain on Consumer Loans Investment

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Gain on consumer loans investment decreased by $8.5 million as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Gain on consumer loans investment decreased by $9.0 million as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Gain on Remeasurement of Consumer Loans Investment

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Gain on remeasurement of consumer loans investment was a one-time gain recognized in the three months ended March 31, 2016 as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) whereby New Residential obtained a controlling financial interest in SpringCastle, which triggered the application of the acquisition model in ASC No. 805, including the fair value recognition of all net assets over which control has been obtained and the remeasurement of any previously held noncontrolling interest. Such gain on remeasurement was not included in the three months ended June 30, 2016 and 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Gain on remeasurement of consumer loans investment of $71.3 million represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements).

Gain on Settlement of Investments, Net

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Gain on settlement of investments decreased by $13.9 million, primarily related to (i) decreased gain on sale of residential mortgage loans of $9.9 million, (ii) increased loss on settlement of derivatives of $26.6 million, and (iii) increased other losses of $0.2 million, partially offset by (iv) decreased loss on sale of real estate securities of $17.5 million, (v) increased gain on sale of REO of $5.0 million, and (vi) decreased loss on liquidated residential mortgage loans of $0.3 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Gain on settlement of investments decreased by $43.2 million, primarily related to (i) decreased gain on sale of residential mortgage loans of $30.7 million, (ii) increased loss on settlement of derivatives of $36.6 million, and (iii) decreased gain on liquidated residential mortgage loans of $0.1 million, partially offset by (iv) increased gain on sale of REO of $10.8 million, (v) increased gain on sale of real estate securities of $9.0 million, and (vi) increased other gains of $4.4 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other Income (Loss), Net

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Other income (loss), net decreased by $4.9 million, primarily attributable to (i) a $11.9 million net increase in unrealized losses on non-hedge derivative instruments, (ii) increased unrealized loss on other ABS of $1.1 million, and (iii) decreased gain on Excess MSR recapture agreements of $0.2 million, partially offset by (iv) increased gain on transfer of loans to REO of $7.5 million and (v) increased other income of $0.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other income (loss), net decreased by $11.0 million, primarily attributable to (i) a $27.2 million net increase in unrealized losses on non-hedge derivative instruments, (ii) increased unrealized loss on other ABS of $0.6 million, and (iii) decreased gain on Excess MSR recapture agreements of $0.2 million, partially offset by (iv) increased gain on transfer of loans to REO of $10.5 million and (v) increased other income of $6.5 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

General and Administrative Expenses

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

General and administrative expenses decreased by $14.0 million primarily attributable to (i) $5.1 million in payroll and benefits, retention bonus, and severance related to HLSS employees and (ii) $8.9 million of acquisition-related legal deal expenses, which were both triggered by our acquisition of HLSS on April 6, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

General and administrative expenses decreased by $10.5 million primarily attributable to (i) $5.1 million in payroll and benefits, retention bonus, and severance related to HLSS employees triggered by our acquisition of HLSS on April 6, 2015 and (ii) $5.4 million of acquisition-related legal deal expenses due to our acquisition of HLSS partially offset by legal deal expenses related to the SpringCastle Transaction during the six months ended June 30, 2016.

Management Fee to Affiliate

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Management fee to affiliate increased by $1.6 million as a result of increases to our gross equity subsequent to June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Management fee to affiliate increased by $6.5 million as a result of increases to our gross equity subsequent to June 30, 2015.

Incentive Compensation to Affiliate

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Incentive compensation to affiliate increased by $2.5 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Incentive compensation to affiliate increased by $0.04 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, and excluding the Gain on Remeasurement of Consumer Loans Investment, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Loan Servicing Expense

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Loan servicing expense increased by $11.2 million due to (i) $11.3 million of loan servicing expense on Consumer Loans, held for investment in 2Q16 as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016 which was partially offset by (ii) $0.1 million decrease in servicing expense on the residential mortgage loans due to a smaller average real estate loan portfolio in the three months ended June 30, 2016.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Loan servicing expense increased by $8.0 million due to (i) $11.3 million of loan servicing expense on Consumer Loans, held for investment in 2Q16 as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016 which was partially offset by (ii) $3.3 million decrease in servicing expense on the residential mortgage loans due to a smaller average real estate loan portfolio in the six months ended June 30, 2016.

Income Tax Expense (Benefit)

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Income tax expense (benefit) decreased by $6.8 million primarily due to the decrease in the net deferred tax expense resulting from changes in mark-to-market fair value adjustments on investments in servicer advances and other book to tax differences.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Income tax expense (benefit) decreased by $13.6 million primarily due to the increase in the net deferred tax benefit resulting from changes in mark-to-market fair value adjustments on investments in servicer advances and other book to tax differences.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Noncontrolling interests in income of consolidated subsidiaries increased by $20.8 million primarily due to (i) $14.6 million from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) during the three months ended June 30, 2016, which are 46.5% owned by third parties, and (ii) $5.1 million from HLSS shareholders’ interests in the net loss of HLSS Ltd during the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Noncontrolling interests in income of consolidated subsidiaries increased by $19.2 million primarily due to (i) $14.6 million from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) during the six months ended June 30, 2016, which are 46.5% owned by third parties, and (ii) $5.1 million from HLSS shareholders’ interests in the net loss of HLSS Ltd during the six months ended June 30, 2015.

Other Comprehensive Income. See “—Accumulated Other Comprehensive Income (Loss)” below.

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

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2016, we had outstanding repurchase agreements with an aggregate face amount of approximately $4.6 billion to finance residential mortgage loans, real estate owned, consumer loans, Non-Agency RMBS and Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 5% for Agency RMBS, 10% - 60% for Non-Agency RMBS, and 5% - 52% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) the difference between (a) accretion and unrealized gains and losses recorded with respect to our investments and (b) cash received therefrom, (ii) unrealized gains and losses on our derivatives, and recorded impairments, if any, (iii) deferred taxes, and (iv) principal cash flows related to held-for-sale loans, which are characterized as operating cash flows under GAAP.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	June 30, 2016
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,648,780	$1,648,780	Jul-16	0.66%	0.1	$1,620,835	$1,701,426	$1,710,974	0.5
Non-Agency RMBS (E)	Various	2,188,801	2,188,801	Jul-16 to Oct-16	2.06%	0.1	5,198,564	2,670,095	2,724,372	6.4
Residential Mortgage Loans(F)	Various	655,550	653,796	Aug-16 to Mar-17	2.95%	0.4	1,041,907	809,116	793,816	2.9
Real Estate Owned(G)(H)	Various	102,690	102,416	Aug-16 to Mar-17	3.14%	0.5	N/A	N/A	119,236	N/A
Consumer Loan Investment(I)	Apr-15	31,610	31,610	Aug-16	4.08%	0.1	N/A	N/A	73,621	4.2
Total Repurchase Agreements		4,627,431	4,625,403		1.73%	0.2
Notes and Bonds Payable
Secured Corporate Notes(J)	Various	326,229	323,645	Apr-18 to Jun-19	5.22%	2.2	259,364,676	835,094	979,924	5.8
Servicer Advances(K)	Various	6,277,128	6,263,188	Aug-16 to Jun-19	3.60%	1.2	6,608,084	6,503,825	6,513,274	4.5
Residential Mortgage Loans(L)	Oct-15	13,134	13,134	Oct-16	3.32%	0.3	15,876	9,138	8,273	4.5
Consumer Loans(M)	Oct-14	1,697,031	1,692,160	May-23 to Apr-34	4.23%	3.1	1,840,575	1,830,794	1,830,262	4.2
Receivable from government agency(L)	Oct-15	3,204	3,204	Oct-16	3.32%	0.3	N/A	N/A	4,161	N/A
Total Notes and Bonds Payable		8,316,726	8,295,331		3.79%	1.6
Total/ Weighted Average		$12,944,157	$12,920,734		3.05%	1.1

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of July 2016 were refinanced, extended, or repaid.

(C)	These repurchase agreements had approximately $8.5 million of associated accrued interest payable as of June 30, 2016.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.5 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $162.3 million on retained servicer advance bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

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

(J)
The loans bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our Excess MSRs that secure these notes.

(K)
$3.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.1% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

(M)
Represents the debt assumed in the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements), which is comprised of the following classes of asset-backed notes (collectively, the “2014-A Notes”) held by third parties: $739.0 million UPB of Class A notes with a coupon of 2.7% and a stated maturity date in May 2023 (the “Class A Notes”); $427.0 million UPB of Class B notes with a coupon of 4.61% and a stated maturity date in October 2027 (the “Class B Notes”); $331.2 million UPB of Class C notes with a coupon of 5.59% and a stated maturity date in October 2033 (the “Class C Notes”); and $199.8 million UPB of Class D notes with a coupon of 6.82% and a stated maturity date in April 2034 (the “Class D Notes”). Prior to the payment date in October 2016, the redemption price for any class of the outstanding 2014-A Notes shall be the sum of (i) 100% of the outstanding principal balance of the 2014-

A Notes of the applicable class to be redeemed, plus (ii) the applicable Specified Call Premium Amount (as defined below) for such 2014-A Notes, plus (iii) accrued and unpaid interest and fees in respect of such 2014-A Notes. On or after the payment date occurring in October 2016, the redemption price for any class of 2014-A Notes shall be the sum of (i) 100% of the outstanding principal balance of the 2014-A Notes of the applicable class to be redeemed, plus (ii) accrued and unpaid interest and fees in respect of such 2014-A Notes. The “Specified Call Premium Amount” on any payment date for any class of 2014-A Notes shall mean (i) in the case of Class A Notes, an amount equal to 1.00% of the outstanding principal balance of the Class A Notes to be redeemed and (ii) in the case of the Class B Notes, the Class C Notes and the Class D Notes, an amount equal to (a) the product of (1) with respect to the Class B Notes, 0.75%, with respect to the Class C Notes, 1.00% and with respect to the Class D Notes, 2.00%, times (2) the outstanding principal balance of the 2014-A Notes of such class to be redeemed on such payment date, times (3) the number of days, computed on a 30/360 basis, from and including such payment date to but excluding the payment date occurring in October 2016, divided by (b) 360.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including Servicer Advances, such collateral is not available to other creditors of ours.

We have margin exposure on $4.6 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands).

		Six Months Ended June 30, 2016
	Outstanding Balance at June 30, 2016	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,648,780	$1,644,122	$1,683,305	0.67%
Non-Agency RMBS	2,188,801	1,662,712	2,188,801	1.96%
Residential Mortgage Loans	655,550	781,089	974,408	2.87%
Real Estate Owned	102,690	93,533	105,973	3.00%
Consumer Loans	31,610	35,089	40,446	4.08%
Notes and Bonds Payable
Servicer Advances	2,978,311	3,094,403	4,000,289	2.53%
Residential Mortgage Loans	13,134	13,755	15,652	3.29%
Real Estate Owned	3,204	3,434	3,877	3.29%
Total/Weighted Average	$7,622,080	$7,328,137	$9,012,751	2.01%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016
Repurchase Agreements
Agency RMBS	$1,637,506	$1,650,738
Non-Agency RMBS	1,369,703	1,959,069
Residential Mortgage Loans	889,834	672,344
Real Estate Owned	87,270	99,796
Consumer Loans	34,569	35,609

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of June 30, 2016, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2016	$713,431	$4,331,495	$5,044,926
2017	4,735,037	238,682	4,973,719
2018	523,143	225,000	748,143
2019	379,109	101,229	480,338
2020	—	—	—
2021 and thereafter	1,697,031	—	1,697,031
	$8,047,751	$4,896,406	$12,944,157

(A)	Includes repurchase agreements and notes and bonds payable of $73.6 million and $7,974.2 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $4,553.8 million and $342.6 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.6% and 19.7%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 17.4% and 13.9%, respectively, during the six months ended June 30, 2016.

Borrowing Capacity

The following table represents our borrowing capacity as of June 30, 2016 (in thousands):

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans and REO	$2,090,000	$758,240	$1,331,760
Notes and Bonds Payable
Secured Corporate Loan	Excess MSRs	300,000	101,229	198,771
Servicer Advances(A)	Servicer Advances	7,988,292	6,277,128	1,711,164
		$10,378,292	$7,136,597	$3,241,695

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.4% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained non-agency bonds with a current face amount of $196.7 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period, or a 35% decline over any three-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. We were in compliance with all of our debt covenants as of June 30, 2016.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2016.

As of June 30, 2016, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average exercise price of $31.36 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013, as well as options issued by us in 2013 and thereafter, had a weighted average exercise price of $14.32. Our outstanding options as of June 30, 2016 are summarized as follows:

	June 30, 2016
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

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2016, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2015	$3,936
Net unrealized gain (loss) on securities	56,541
Reclassification of net realized (gain) loss on securities into earnings	(9,678)
Accumulated other comprehensive income (loss), June 30, 2016	$50,799

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2016, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments,coupled with a net tightening of credit spreads. We recorded OTTI charges of $6.1 million with respect to real estate securities and realized gains of $15.8 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
December 31, 2015	January 2016	$0.46
March 31, 2016	April 2016	$0.46
June 30, 2016	July 2016	$0.46

Cash Flow

Operating Activities

Net cash flows provided by operating activities decreased approximately $174.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Operating cash inflows for the six months ended June 30, 2016 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $584.6 million, collections on receivables and other assets of $50.9 million, net interest income received of $205.3 million, distributions of earnings from equity method investees of $15.5 million, and distributions from equity method investees in excess of our basis of $9.9 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $469.7 million, incentive compensation and management fees paid to the Manager of $39.4 million, income taxes paid of $0.8 million and other outflows of approximately $15.6 million that primarily consisted of general and administrative costs.

Investing Activities

Cash flows used in investing activities were $94.1 million for the six months ended June 30, 2016. Investing activities during the six months ended June 30, 2016 consisted primarily of the acquisition of Servicer Advances, Excess MSRs, real estate securities, as well as the SpringCastle Transaction, net of principal repayments from Excess MSRs, Servicer Advances, Agency RMBS, Non-Agency RMBS and loans, as well as proceeds from the sale of real estate securities and REO, and derivative cash flows.

Financing Activities

Cash flows used in financing activities were approximately $453.1 million during the six months ended June 30, 2016. Financing activities during the six months ended June 30, 2016 consisted primarily of borrowings net of repayments under debt obligations, capital distributions to noncontrolling interests in the equity of a consolidated subsidiary, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $141.0 million. As of June 30, 2016, there was $1,893.8 million in total outstanding unpaid principal balance of mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of June 30, 2016. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2016 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2015, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2016:

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

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2016, if any. As described in Note 14, we have committed to purchase certain future servicer advances from our servicer counterparties. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advances.”

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

CORE EARNINGS

We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense under the debt incurred to finance our investments, (iii) our operating expenses and taxes and (iv) our realized and unrealized gains or losses, including any impairment, on our investments. “Core earnings” is a non-GAAP measure of our operating performance, excluding the fourth variable above and adjusts the earnings from the consumer loan investment to a level yield basis. Core earnings is used by management to evaluate our performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are generally limited to a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

With regard to non-capitalized transaction-related expenses, management does not view these costs as part of our core operations, as they are considered by management to be similar to realized losses incurred at acquisition. Non-capitalized transaction-related expenses are generally legal and valuation service costs, as well as other professional service fees, incurred when we acquire certain investments, as well as costs associated with the acquisition and integration of acquired businesses.

In the fourth quarter of 2014, we modified our definition of core earnings to include accretion on held-for-sale loans as if they continued to be held-for-investment. Although we intend to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, we continue to receive cash flows from such loans and believe that it is appropriate to record a yield thereon. This modification had no impact on core earnings in 2014 or any prior period. In the second quarter of 2015, we modified our definition of core earnings to exclude all deferred taxes, rather than just deferred taxes related to unrealized gains or losses, because we believe deferred taxes are not representative of current operations. This modification was applied prospectively due to only immaterial impacts in prior periods. In the first quarter of 2016, we modified our definition of core earnings to limit accreted interest income on RMBS where we receive par upon the exercise of associated call rights based on the estimated value of the underlying collateral, net of related costs including advances. We made the modification in order to be able to accrete to the lower of par or the net value of the underlying collateral, in instances where the net value of the underlying collateral is lower than par. We believe this amount represents the amount of accretion we would have expected to earn on such bonds had the call rights not been exercised. This modification had no impact on core earnings in prior periods.

Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify and track the operating performance of the assets that form the core of our activity, assist in comparing the core operating results between periods, and enable investors to evaluate our current core performance using the same measure that management uses to operate the business. Management also utilizes core earnings as a measure in its decision-making process relating to improvements to the underlying fundamental operations of our investments, as well as the allocation of resources between those investments, and management also relies on core earnings as an indicator of the results of such decisions. Core earnings excludes certain recurring items, such as gains and losses (including impairment as well as derivative activities) and non-capitalized transaction-related expenses, because they are not considered by management to be part of our core operations for the reasons described herein. As such, core earnings is not intended to reflect all of our activity and should be considered as only one of the factors used by management in assessing our performance, along with GAAP net income which is inclusive of all of our activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$68,652	$75,119	$180,388	$111,094
Impairment	19,644	5,421	29,643	7,469
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	15,263	(356)	7,337	1,405
Change in fair value of investments in excess mortgage servicing rights, equity method investees	675	(3,095)	(2,347)	(8,016)
Change in fair value of investments in servicer advances	(13,946)	(24,562)	17,278	(16,893)
Gain on consumer loans investment	—	(8,510)	(9,943)	(18,957)
Gain on remeasurement of consumer loans investment	—	—	(71,250)	—
(Gain) loss on settlement of investments, net	12,711	(1,201)	27,211	(15,968)
Unrealized (gain) loss on derivative instruments	13,163	1,229	35,466	8,259
Unrealized (gain) loss on other ABS	1,218	77	950	367
(Gain) loss on transfer of loans to REO	(7,804)	(347)	(10,287)	197
Gain on Excess MSR recapture agreements	(688)	(848)	(1,420)	(1,578)
Other (income) loss	3,651	763	5,179	2,039
Total Other Income Adjustments	24,243	(36,850)	(1,826)	(49,145)

Other Income and Impairment attributable to non-controlling interests	(4,195)	(3,294)	(5,187)	(7,823)
Non-capitalized transaction-related expenses	(557)	9,341	5,413	14,890
Incentive compensation to affiliate	4,929	2,391	6,125	6,084
Deferred taxes	6,547	14,348	(4,134)	11,341
Interest income on residential mortgage loans, held-for-sale	4,561	3,648	6,473	17,083
Limit on RMBS discount accretion related to called deals	(3,594)	—	(6,243)	—
Adjust consumer loans to level yield	(2,744)	17,458	15,162	34,216
Core earnings of equity method investees:
Excess mortgage servicing rights	2,110	4,597	6,139	10,435
Core Earnings	$119,596	$92,179	$231,953	$155,644

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that we are exposed to are interest rate risk, prepayment rate risk, credit spread risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only.

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

As of June 30, 2016, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $13.1 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would decrease our cash flows by approximately $5.1 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of June 30, 2016 and assuming a LIBOR floor of 0.0%).

As of June 30, 2016, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $128.0 million, whereas a 50 basis point decrease in short term interest rates woul

d decrease our net book value by approximately $130.8 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

Our investments are generally subject to interest rate risk. Generally, in a declining interest rate environment, prepayment rates increase which in turn would cause the value of Excess MSRs and basic fees to decrease and the value of loans to increase. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of Excess MSRs and basic fees to increase and the value of loans to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

Prepayment Rate Exposure

Prepayment rates significantly affect the value of Excess MSRs, the basic fee component of MSRs (which we own as part of our investment in servicer advances) and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans could delay our expected cash flows and reduce the yield on these investments.

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

As of June 30, 2016, a 25 basis point increase in credit spreads would decrease our net book value by approximately $94.1 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $96.2 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

On March 31, 2016, the Company completed the SpringCastle Transaction. As a result, the Company’s internal control over financial reporting has been broadened to include the assets acquired, liabilities assumed and related processes. In order to broaden its internal control over financial reporting to include the assets acquired, liabilities assumed and related processes, the Company has modified existing controls to accommodate the SpringCastle Transaction and has added controls with regards to certain new processes.

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

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Exchange Act based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls.  More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions.  The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. On February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety. On June 6, 2016, all allegations except those regarding certain related party transactions were dismissed. We intend to vigorously defend the Securities Action.

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. We intend to vigorously defend the lawsuit.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT and (v) Risks Related to Our Common Stock. However, these categories do overlap and should not be considered exclusive.

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

With respect to our investments in Excess MSRs, interest-only RMBS, mortgage loans and consumer loans, when the related loans are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us will either, in the case of interest-only

RMBS and/or Excess MSRs cease (unless, in the case of Excess MSRs, the loans are recaptured by the related servicer upon a refinancing) or we will cease to receive interest income on such investments, as applicable. Borrowers under residential mortgage loans and consumer loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment rates is a significant assumption underlying our cash flow projections. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our Excess MSRs or interest-only RMBS decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows and/or interest income, as applicable, we receive from our investments, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire our investments may prove to be too high if there is a significant increase in prepayment rates.

The values of our investments are highly sensitive to changes in interest rates. Historically, the value of MSRs, which underpin the value of certain of our investments, has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment rates. Prepayment rates could increase in the current interest rate environment, or as a result of a general economic recovery or other factors, which would reduce the value of our interests in MSRs.

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

Ocwen, a public company, has announced that, on December 19, 2013, Ocwen reached an agreement, which was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014, involving the Consumer Financial Protection Bureau (the “CFPB”), various state attorneys general and other agencies that regulate the mortgage servicing industry. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

•	A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years;

•
A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. In May 2014, Ocwen satisfied this obligation with regards to the consumer relief fund, $60.4 million of which is the responsibility of former owners of certain servicing portfolios acquired by Ocwen, pursuant to indemnification and loss sharing provisions in the applicable agreements; and

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years from the date of the consent order.  Ocwen will only receive credit towards its $2.0 billion commitment for principal reductions that satisfy various criteria set forth in the settlement. In April 2016, Ocwen satisfied these obligations and was credited with over $2.1 billion in consumer relief credits, which exceeded such obligations.

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

On January 23, 2015, Ocwen announced that it had reached a settlement with the California Department of Business Oversight (the “CA DBO”) in relation to an administrative action dated October 3, 2014 in California. According to Ocwen’s disclosure, the key elements of the settlement under the related consent order are as follows:

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

However, Ocwen recently disclosed that it had begun discussions with the CA DBO for the potential early termination of the consent order, which would also terminate the auditor engagement. Ocwen also disclosed that it had offered to pay $15.0 million to the CA DBO to settle and terminate the consent.

On January 26, 2016, Ocwen announced that it had reached a settlement with the SEC, resolving the previously disclosed SEC matters, including Ocwen's business dealings with Altisource Portfolio Solutions, S.A., HLSS, Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in those companies, as well as amendments to Ocwen's 2013 Annual Report on Form 10-K and 2014 First Quarter Quarterly Report on Form 10-Q. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

•	Payment of $2.5 million (of which Ocwen had previously accrued $2 million as of September 30, 2015 with respect to the proposed resolution); and

•
Consent to the entry of an administrative order requiring that Ocwen cease and desist from any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and certain related SEC rules promulgated thereunder.

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

•
prepayment rates, delinquency rates and legislative/regulatory changes with respect to our investments in Excess MSRs, servicer advances, RMBS, and loans, and the timing and amount of servicer advances;

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

As of June 30, 2016, 24.4% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides, and 8.6% was secured by properties located in Florida. As of June 30, 2016, 36.0% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.3% was located in the Southeastern U.S., 20.4% was located in the Northeastern U.S., 11.0% was located in the Midwestern U.S. and 8.3% was located in the Southwestern U.S. We were unable to obtain geographical information for 1.0% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2016, 71.5% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 28.5% consisted of fixed rate securities, and 10.3% of our Agency RMBS portfolio consisted of floating rate securities and 89.7% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2016, we had outstanding repurchase agreements with an aggregate face amount of approximately $2.2 billion to finance Non-Agency RMBS and approximately $1.6 billion to finance Agency RMBS and related trade receivables. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of June 30, 2016, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (which, among other things, established the CFPB with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans we invest in, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an Amended Complaint.  The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. The court has not yet issued a decision on the motion. The Company intends to vigorously defend against the lawsuit.

We may be unable to successfully integrate the acquired assets and assumed liabilities.

Achieving the anticipated benefits of the HLSS Acquisition is subject to a number of uncertainties, including, without limitation, whether we are able to complete the integration of HLSS assets and manage the assumed liabilities efficiently. We depend on Ocwen for significant accounting and operational support with respect to HLSS assets, which could impair our ability to produce accurate financial information on a timely basis, as required by the SEC. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the HLSS Acquisition. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we conduct business. We could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occurred prior to the closing of the HLSS Acquisition. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows.

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

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. We intend to vigorously defend the lawsuit.

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

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Exchange Act based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. On February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety. On June 6, 2016, all allegations except those regarding certain related party transactions were dismissed. We intend to vigorously defend the Securities Action.

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

HLSS acquired assets and assumed liabilities could be adversely affected as a result of events or conditions that occurred or existed before the closing of the HLSS Acquisition. Adverse changes in the assets or liabilities we have acquired or assumed, respectively, as part of the HLSS Acquisition, could occur or arise as a result of actions by HLSS or Ocwen, legal or regulatory developments, including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of HLSS or Ocwen. We are subject to a variety of risks as a result of our dependence on mortgage servicers such as Nationstar and Ocwen, including, without limitation, the potential loss of all of the value of our Excess MSRs in the event that the servicer of the underlying loans is terminated by the mortgage loan owner or RMBS bondholders. A significant decline in the value of HLSS assets or a significant increase in HLSS liabilities we have acquired could adversely affect our future business, financial condition, cash flows and results of operations. HLSS is subject to a number of other risks and uncertainties, including regulatory investigations and legal proceedings against HLSS, and others with whom HLSS conducted and conducts business. Moreover, any insurance proceeds received with respect to such matters may be inadequate to cover the associated losses. For more information regarding recent actions against Ocwen, see “—Ocwen has been and is subject to certain federal and state regulatory matters” and “—We could be materially and adversely affected by events, conditions or actions that might occur at HLSS or Ocwen” above. Adverse developments at Ocwen, including liquidity issues, ratings downgrades, defaults under debt agreements, servicer rating downgrades, failure to comply with the terms of PSAs, termination under PSAs, Ocwen bankruptcy proceedings and additional regulatory issues and settlements, could have a material adverse effect on us. See “—We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

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

When a mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These servicer advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that need to be funded from the related servicer’s own capital. Such increases in foreclosure timelines could increase the need for capital to fund servicer advances, which would increase our interest expense, delay the collection of interest income or servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends. For more information regarding recent actions against Ocwen, see “—Ocwen has been and is subject to certain federal and state regulatory matters” and “—We could be materially and adversely affected by events, conditions or actions that might occur at HLSS or Ocwen” above.

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

NRM’s business may become subject to increasing regulatory oversight and scrutiny in the future as it continues seeking and obtaining state and agency approvals to hold MSRs, which may lead to regulatory investigations or enforcement, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ oversight of the mortgage servicing business. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM’s and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General.

Failure of New Residential’s subsidiary, NRM, to obtain or maintain certain licenses and approvals required for NRM to purchase and own MSRs could prevent us from purchasing or owning MSRs, which could limit our potential business activities.

State and federal laws require a business to hold certain state licenses prior to acquiring MSRs. NRM is currently licensed or otherwise eligible to hold MSRs in each state other than in California, where NRM’s license application is currently pending. As a licensee in certain states, NRM may become subject to administrative actions in those states for failing to satisfy ongoing license requirements or for other state law violations, the consequences of which could include suspensions or revocations of NRM’s licenses by applicable state regulatory authorities, which could in turn result in NRM becoming ineligible to hold MSRs in the related jurisdictions. We could be delayed or prohibited from conducting certain business activities if we do not obtain or maintain necessary licenses in certain jurisdictions. We cannot assure you that we will be able to obtain or maintain all of the required state licenses or that we will not experience significant delays in obtaining any outstanding state licenses or approvals. Delays or failures to obtain outstanding licenses could delay or prevent us from having the ability to purchase and own MSRs.

Additionally, NRM recently received approval from FHA to hold MSRs associated with FHA-insured mortgage loans and from Fannie Mae to hold MSRs associated with loans owned by Fannie Mae. NRM is currently seeking approval from Freddie Mac to hold MSRs associated with loans owned by Freddie Mac. As an approved Fannie Mae servicer and FHA lender, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA and Fannie Mae in order to maintain those approvals. Should NRM fail to maintain FHA or Fannie Mae approval, or fail to obtain Freddie Mac approval, NRM may be unable to purchase certain types of MSRs, which could limit our potential business activities.

NRM is or may become subject to various information reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. Any failure by NRM to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could restrict our business and investment options, adversely impact our business and financial results and damage our reputation.

We may become subject to fines or other penalties based on the conduct of mortgage loan originators and brokers that originate residential mortgage loans related to MSRs that we acquire, and the third-party servicers we may engage to subservice the loans underlying MSRs we acquire.

We may in the future acquire MSRs from third-party mortgage loan originators, brokers or other sellers, in which case we will be dependent on such third parties for the related mortgage loans’ compliance with applicable law, and on third-party mortgage servicers to perform the day-to-day servicing on the mortgage loans underlying any such MSRs. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the residential mortgage servicing standards, “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”), which became effective in 2014.  In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators.  These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Although we will not originate or directly service any mortgage loans, failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us, as an investor in MSRs, to state or CFPB administrative proceedings, which could result in monetary penalties, license suspensions or revocations, or restrictions to our business, all of which could adversely impact our business and financial results and damage our reputation.

The final servicing rules promulgated by the CFPB to implement certain sections of the Dodd-Frank Act include provisions relating to, among other things, periodic billing statements and disclosures, responding to borrower inquiries and complaints, force-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. Proposed updates to further refine these rules have been published and will likely lead to further changes in requirements applicable to servicing mortgage loans.

Although we will not engage in any day-to-day servicing operations, we will engage third-party servicers to subservice mortgage loans relating to any MSRs we acquire. It is therefore possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of any MSRs we acquire. Additionally, we may become subject to fines, penalties or civil liability based upon the conduct of any third-party servicer who services mortgage loans related to MSRs that we acquire.

Investments in MSR may expose us to additional risks.

We may in the future invest in MSRs. Our investments in MSRs may subject us to certain additional risks, including the following:

•
We have limited experience acquiring MSRs and operating a servicer. Although ownership of MSRs and the operation of a servicer includes many of the same risks as our other target assets and business activities, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate a servicer subsidiary and integrate MSR investments into our business operations.

•
NRM’s continued or pending approvals from government-related entities or approvals from federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s approvals or pending applications by one or more entities or agencies.

•
NRM is presently licensed or otherwise eligible to hold MSRs in all states other than California. Such state licenses may be suspended or revoked by a state regulatory authority, and we may as a result lose the ability to own MSRs under the regulatory jurisdiction of such state regulatory authority.

•	Changes in minimum servicing amounts for agency loans could occur at any time and could negatively impact the value of the income derived from any MSRs that we may acquire in the future.

•
Investments in MSRs are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get approval to sell any MSRs in the future should we desire to do so.

Our business, results of operations, financial condition and reputation could be adversely impacted if we are not able to successfully manage these or other risks related to investing and managing MSR investments.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and OneMain —invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have broad investment guidelines, and we have and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.2 billion of assets under management as of June 30, 2016.

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

First, generally the Dodd-Frank Act strengthens the regulatory oversight of securities and capital markets activities by the SEC and empowers the newly-created CFPB to enforce laws and regulations for consumer financial products and services. It requires market participants to undertake additional record-keeping activities and imposes many additional disclosure requirements for public companies.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. We have adopted a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15 million shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and in and after calendar year 2014, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). In connection with any offering of our common stock, we will issue to our Manager options relating to shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares relating to any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

2.1
Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2
Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to Newcastle Investment Corp.’s Current Report on Form 8-K, filed March 11, 2013)

2.3
Master Servicing Rights Purchase Agreement between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.4
Sale Supplement (Shuttle 1) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.5
Sale Supplement (Shuttle 2) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.6
Sale Supplement (First Tennessee) between Nationstar Mortgage LLC and Advance Purchaser LLC, dated as of December 17, 2013 (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on December 23, 2013)

2.7
Agreement and Plan of Merger, dated as of February 22, 2015, by and among New Residential Investment Corp., Hexagon Merger Sub, Ltd. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on February 24, 2015)

2.8
Termination Agreement, dated as of April 6, 2015, by and among New Residential Investment Corp., Home Loan Servicing Solutions, Ltd. and Hexagon Merger Sub Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

2.9
Share and Asset Purchase Agreement, dated as of April 6, 2015, by and among New Residential Investment Corp., HLSS Advances Acquisition Corp., HLSS MSR-EBO Acquisition LLC and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

2.10
Purchase Agreement, dated as of March 31, 3016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3
Amendment to Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on October 17, 2014)

4.1
Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.2
Amendment No. 1, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

Exhibit Number	Exhibit Description

4.3
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.4
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.5
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.6
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2015)

4.7
Amendment No. 2, dated as of March 22, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 24, 2016)

4.8
Amendment No. 3, dated as of May 9, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 13, 2016)

4.9
Amendment No. 4, dated as of May 27, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed June 3, 2016)

4.10
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K,for the annual period ended December 31, 2015)

4.11
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2015)

4.12
Series 2016-T1 Indenture Supplement, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

4.13
Series 2014-A Indenture dated as of October 3, 2014, by and among SpringCastle America Funding, LLC, SpringCastle Credit Funding, LLC, and SpringCastle Finance Funding, LLC, as co-issuers, Wilmington Trust, National Association, as loan trustee, Springleaf Finance, Inc., as servicer, Wells Fargo Bank, National Association, as paying agent and note registrar, and U.S. Bank National Association, as indenture trustee (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

Exhibit Number	Exhibit Description

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

10.36
Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37
Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated March 31, 2016 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38
Registration Rights Agreement, dated as of April 6, 2015, by and between New Residential Investment Corp and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.39
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed on April 10, 2015)

10.40
Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41
Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

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

August 3, 2016

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 3, 2016

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

August 3, 2016