Form 10-Q
period 2016-09-30
New Residential Investment Corp.
filed 2016-11-03
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
Common stock, $0.01 par value per share: 250,773,117 shares outstanding as of October 28, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in servicer advances;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Ocwen, OneMain, Ditech and other third parties;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

•
the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our MSRs, Excess MSRs, servicer advances, RMBS and loan portfolios;

•
the risks that default and recovery rates on our MSRs, Excess MSRs, servicer advances, real estate securities, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our MSRs or Excess MSRs;

•	the risk that projected recapture rates on the loan pools underlying our MSRs or Excess MSRs are not achieved;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets in which we invest and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments on attractive terms, or at all;

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,404,052	$1,581,517
Excess mortgage servicing rights, equity method investees, at fair value	195,904	217,221
Servicer advances, at fair value(A)	6,043,369	7,426,794
Real estate securities, available-for-sale	4,991,242	2,501,881
Residential mortgage loans, held-for-investment	—	330,178
Residential mortgage loans, held-for-sale	705,481	776,681
Real estate owned	60,459	50,574
Consumer loans, held-for-investment(A)	1,821,979	—
Cash and cash equivalents(A)	388,674	249,936
Restricted cash	153,127	94,702
Trades receivable	1,530,726	1,538,481
Deferred tax asset, net	172,510	185,311
Other assets	236,859	239,446
	$17,704,382	$15,192,722

Liabilities and Equity

Liabilities
Repurchase agreements	$4,929,944	$4,043,054
Notes and bonds payable(A)	7,833,209	7,249,568
Trades payable	1,296,296	725,672
Due to affiliates	18,610	23,785
Dividends payable	115,356	106,017
Accrued expenses and other liabilities	93,456	58,046
	14,286,871	12,206,142

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 250,773,117 and 230,471,202 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,507	2,304
Additional paid-in capital	2,919,765	2,640,893
Retained earnings	100,697	148,800
Accumulated other comprehensive income (loss)	105,381	3,936
Total New Residential stockholders’ equity	3,128,350	2,795,933
Noncontrolling interests in equity of consolidated subsidiaries	289,161	190,647
Total Equity	3,417,511	2,986,580
	$17,704,382	$15,192,722

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$282,388	$182,341	$749,901	$444,891
Interest expense	96,488	77,558	278,401	193,408
Net Interest Income	185,900	104,783	471,500	251,483

Impairment
Other-than-temporary impairment (OTTI) on securities	1,765	1,574	7,838	3,294
Valuation and loss provision on loans and real estate owned	18,275	(3,341)	41,845	2,408
	20,040	(1,767)	49,683	5,702

Net interest income after impairment	165,860	106,550	421,817	245,781

Other Income
Change in fair value of investments in excess mortgage servicing rights	(17,060)	1,131	(24,397)	(274)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	6,261	8,427	8,608	16,443
Change in fair value of investments in servicer advances	21,606	(18,738)	4,328	(1,845)
Gain on consumer loans investment	—	14,385	9,943	33,342
Gain on remeasurement of consumer loans investment	—	—	71,250	—
Gain (loss) on settlement of investments, net	(17,079)	(21,482)	(44,290)	(5,514)
Other income (loss), net	32,973	(1,548)	13,458	(10,032)
	26,701	(17,825)	38,900	32,120

Operating Expenses
General and administrative expenses	8,777	19,563	28,082	49,362
Management fee to affiliate	10,536	9,860	30,552	23,357
Incentive compensation to affiliate	7,075	1,811	13,200	7,895
Loan servicing expense	14,187	1,668	30,037	9,510
	40,575	32,902	101,871	90,124

Income Before Income Taxes	151,986	55,823	358,846	187,777
Income tax expense (benefit)	20,900	(5,932)	18,195	4,947
Net Income	$131,086	$61,755	$340,651	$182,830
Noncontrolling Interests in Income of Consolidated Subsidiaries	$32,178	$7,193	$61,355	$17,174
Net Income Attributable to Common Stockholders	$98,908	$54,562	$279,296	$165,656

Net Income Per Share of Common Stock
Basic	$0.41	$0.24	$1.19	$0.87
Diluted	$0.41	$0.24	$1.19	$0.85

Weighted Average Number of Shares of Common Stock Outstanding
Basic	240,601,691	230,455,568	233,875,067	191,259,587
Diluted	241,099,381	231,215,235	234,184,611	194,081,345

Dividends Declared per Share of Common Stock	$0.46	$0.46	$1.38	$1.29

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss), net of tax
Net income	$131,086	$61,755	$340,651	$182,830
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	52,138	17,360	108,679	11,328
Reclassification of net realized (gain) loss on securities into earnings	2,444	(22,880)	(7,234)	(27,936)
	54,582	(5,520)	101,445	(16,608)
Total comprehensive income	$185,668	$56,235	$442,096	$166,222
Comprehensive income attributable to noncontrolling interests	$32,178	$7,193	$61,355	$17,174
Comprehensive income attributable to common stockholders	$153,490	$49,042	$380,741	$149,048

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	230,471,202	$2,304	$2,640,893	$148,800	$3,936	$2,795,933	$190,647	$2,986,580
Dividends declared	—	—	—	(327,399)	—	(327,399)	—	(327,399)
SpringCastle Transaction (Note 1)	—	—	—	—	—	—	110,438	110,438
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(73,279)	(73,279)
Issuance of common stock	20,000,000	200	278,575	—	—	278,775	—	278,775
Option exercise	280,111	3	(3)	—	—	—	—	—
Director share grant	21,804	—	300	—	—	300	—	300
Comprehensive income (loss)
Net income	—	—	—	279,296	—	279,296	61,355	340,651
Net unrealized gain (loss) on securities	—	—	—	—	108,679	108,679	—	108,679
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(7,234)	(7,234)	—	(7,234)
Total comprehensive income						380,741	61,355	442,096
Equity - September 30, 2016	250,773,117	$2,507	$2,919,765	$100,697	$105,381	$3,128,350	$289,161	$3,417,511

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$340,651	$182,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	24,397	274
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(8,608)	(16,443)
Change in fair value of investments in servicer advances	(4,328)	1,845
(Gain) / loss on remeasurement of consumer loans investment	(71,250)	—
(Gain) / loss on settlement of investments (net)	44,290	5,514
Unrealized (gain) / loss on derivative instruments	8,504	17,425
Unrealized (gain) / loss on other ABS	226	1,073
(Gain) / loss on transfer of loans to REO	(14,660)	(1,075)
(Gain) / loss on transfer of loans to other assets	(3,021)	(143)
(Gain) / loss on Excess MSR recapture agreements	(2,188)	(2,247)
Accretion and other amortization	(514,522)	(360,467)
Other-than-temporary impairment	7,838	3,294
Valuation and loss provision on loans and real estate owned	41,845	2,408
Non-cash directors’ compensation	300	300
Deferred tax provision	12,998	5,885

Changes in:
Restricted cash	16,179	(63,041)
Other assets	191,939	177,737
Due to affiliates	(5,175)	(45,026)
Accrued expenses and other liabilities	12,136	19,055
Other operating cash flows:
Interest received from excess mortgage servicing rights	119,386	84,518
Interest received from servicer advance investments	132,758	124,934
Interest received from Non-Agency RMBS	73,108	31,715
Interest payments from residential mortgage loans, held-for-investment	2,815	—
Interest payments from PCD consumer loans, held-for-investment	34,265	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	18,025	31,876
Purchases of residential mortgage loans, held-for-sale	(788,824)	(611,160)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	802,110	722,961
Principal repayments from purchased residential mortgage loans, held-for-sale	52,805	48,069
Net cash provided by (used in) operating activities	523,999	362,111

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(2,022)	(131,488)
Acquisition of HLSS, net of cash acquired	—	(959,616)
SpringCastle Transaction (Note 1), net of cash acquired	(49,943)	—
Purchase of servicer advance investments	(11,588,537)	(10,647,912)
Purchase of Agency RMBS	(4,763,374)	(3,040,422)
Purchase of Non-Agency RMBS	(2,154,890)	(763,095)
Purchase of residential mortgage loans	(319)	(664)
Purchase of derivatives	(4,457)	(4,370)
Purchase of real estate owned and other assets	(10,936)	(2,784)
Purchase of consumer loans	(92,069)	—
Draws on revolving consumer loans	(33,137)	—
Payments for settlement of derivatives	(73,570)	(61,212)
Return of investments in excess mortgage servicing rights	142,718	112,648
Return of investments in excess mortgage servicing rights, equity method investees	11,900	3,867
Principal repayments from servicer advance investments	13,101,409	11,646,489
Principal repayments from Agency RMBS	67,738	110,863
Principal repayments from Non-Agency RMBS	364,310	54,979
Principal repayments from residential mortgage loans	31,092	15,944
Proceeds from sale of residential mortgage loans	—	649,712
Principal repayments from consumer loans	199,022	—
Proceeds from sale of Agency RMBS	4,774,116	2,435,168
Proceeds from sale of Non-Agency RMBS	95,683	389,719
Proceeds from settlement of derivatives	9,642	22,841
Proceeds from sale of real estate owned	51,941	52,139
Net cash provided by (used in) investing activities	76,317	(117,194)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Financing Activities
Repayments of repurchase agreements	(21,179,260)	(5,644,864)
Margin deposits under repurchase agreements and derivatives	(274,645)	(441,696)
Repayments of notes and bonds payable	(6,786,408)	(5,445,381)
Payment of deferred financing fees	(19,922)	(38,486)
Common stock dividends paid	(318,060)	(197,011)
Borrowings under repurchase agreements	22,065,713	6,184,472
Return of margin deposits under repurchase agreements and derivatives	276,634	439,875
Borrowings under notes and bonds payable	5,568,875	4,211,548
Issuance of common stock	279,600	882,166
Costs related to issuance of common stock	(825)	(3,580)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(73,279)	(56,633)
Net cash provided by (used in) financing activities	(461,577)	(109,590)

Net Increase (Decrease) in Cash and Cash Equivalents	138,738	135,327

Cash and Cash Equivalents, Beginning of Period	249,936	212,985

Cash and Cash Equivalents, End of Period	$388,674	$348,312

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$265,114	$175,615
Cash paid during the period for income taxes	943	535

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$115,356	$106,011
Reclassification resulting from the application of ASU No. 2014-11	—	85,955
Purchase of Agency and Non-Agency RMBS, settled after quarter end	1,296,296	1,059,232
Sale of investments, primarily Agency RMBS, settled after quarter end	1,530,726	2,031,425
Transfer from residential mortgage loans to real estate owned and other assets	218,467	28,836
Non-cash distributions from Consumer Loan Companies	25	585
Portion of HLSS Acquisition paid in common stock	—	434,092
Non-cash contingent consideration	—	50,000
Real estate securities retained from loan securitizations	122,585	14,990
Remeasurement of Consumer Loan Companies noncontrolling interest	110,438	—
Transfer of loans from held-for-investment to held-for sale	316,199	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
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

As of September 30, 2016, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in servicer advances (including the basic fee component of the related mortgage servicing rights (“MSRs”)), (iii) investments in real estate securities, (iv) investments in real estate loans, (v) investments in consumer loans and (vi) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2016. In addition, Fortress, through its affiliates, held options relating to approximately 11.2 million shares of New Residential’s common stock as of September 30, 2016.

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
September 30, 2016
(dollars in tables in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies will be required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for New Residential in the first quarter of 2018. Early adoption is only permitted after December 31, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on the treatment of certain transactions within the statement of cash flows. ASU No. 2016-15 is effective for New Residential in the first quarter of 2018. Early adoption is permitted. New Residential adopted ASU No. 2016-15 in the third quarter of 2016 and it did not have an impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. The standard requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 is effective for New Residential in the first quarter of 2018. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued. New Residential does not expect the adoption of ASU No. 2016-16 to have a material impact on its consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

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

SpringCastle Transaction

On March 31, 2016, certain of New Residential’s indirect wholly owned subsidiaries (collectively, the “NRZ SpringCastle Buyers”) entered into a Purchase Agreement (the “SpringCastle Purchase Agreement”) primarily with (i) certain direct or indirect wholly owned subsidiaries of OneMain (the “SpringCastle Sellers”), (ii) BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P. (together, the “Blackstone SpringCastle Buyers,” and the Blackstone SpringCastle Buyers together with the NRZ SpringCastle Buyers, collectively, the “SpringCastle Buyers”). Pursuant to the SpringCastle Purchase Agreement, the SpringCastle Sellers sold their collective 47% limited liability company interests in the Consumer Loan Companies (Note 9) to the SpringCastle Buyers for an aggregate purchase price of $111.6 million (the “SpringCastle Transaction”).

Pursuant to the SpringCastle Purchase Agreement, the NRZ SpringCastle Buyers collectively acquired an additional 23.5% limited liability company interest in the Consumer Loan Companies (representing 50% of the limited liability company interests being sold by the SpringCastle Sellers in the SpringCastle Transaction) and the Blackstone SpringCastle Buyers acquired the other 50% of the limited liability company interests being sold in the SpringCastle Transaction. The SpringCastle Buyers collectively paid $100.5 million of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11.2 million paid into an escrow account within 120 days following March 31, 2016. The NRZ SpringCastle Buyers’ obligation with respect to purchase price was 50% of the total paid by the SpringCastle Buyers. The escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016 and, subject to the terms of the SpringCastle Purchase Agreement and depending on the achievement of certain portfolio performance requirements, paid (in whole or in part) to the SpringCastle Sellers at the end of such five year period. Any portion of the escrowed funds that the SpringCastle Sellers are not entitled to receive at the end of such five year period, based on the failure to achieve certain portfolio performance requirements, will be returned to the SpringCastle Buyers. The SpringCastle Buyers are also entitled (but not required) to use the escrowed funds as a source of recovery for any indemnification payments to which they become entitled pursuant to the SpringCastle Purchase Agreement. The SpringCastle Purchase Agreement includes customary representations, warranties, covenants and indemnities.

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
September 30, 2016
(dollars in tables in thousands, except share data)

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

New Residential has performed a preliminary allocation of the purchase price to the Consumer Loans Companies’ assets and liabilities, as set forth below. The final allocation of purchase price may differ from the amounts included herein. The preliminary allocation of the total consideration, following reclassifications to conform to New Residential’s presentation, is as follows:

Total Consideration ($ in millions)	$237.5
Assets
Consumer loans, held-for-investment	$1,934.7
Cash and cash equivalents	0.3
Restricted cash	74.6
Other assets	35.9
Total Assets Acquired	2,045.5

Liabilities
Notes and bonds payable	$1,803.2
Accrued expenses and other liabilities	4.8
Total Liabilities Assumed	1,808.0

Net Assets	$237.5

The acquisition of the Consumer Loans Companies resulted in no goodwill because the total consideration transferred was equal to the fair value of the net assets acquired.

Unaudited Supplemental Pro Forma Financial Information - The following table presents New Residential’s unaudited pro forma combined Interest Income and Income Before Income Taxes for the three and nine months ended September 30, 2016 and 2015 prepared as if the SpringCastle Transaction had been consummated on January 1, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma
Interest Income	$282,388	$276,720	$836,814	$739,490
Income Before Income Taxes	151,986	85,158	319,144	388,041
Noncontrolling Interests in Income of Consolidated Subsidiaries	32,178	27,523	79,944	77,870

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

New Residential’s Condensed Consolidated Statements of Income include Interest income and Income Before Income Taxes of the Consumer Loan Companies (Note 9) since the March 31, 2016 acquisition of $154.3 million and $60.1 million, respectively.

See Note 9 for further information on the Consumer Loan Companies and Note 11 for further information on related financing.

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income (loss), net, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized gain (loss) on derivative instruments	$26,962	$(9,166)	$(8,504)	$(17,425)
Unrealized gain (loss) on other ABS	724	(706)	(226)	(1,073)
Gain (loss) on transfer of loans to REO	4,373	1,272	14,660	1,075
Gain (loss) on transfer of loans to other assets	2,743	314	3,021	143
Gain on Excess MSR recapture agreements	768	669	2,188	2,247
Other income (loss)	(2,597)	6,069	2,319	5,001
	$32,973	$(1,548)	$13,458	$(10,032)

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) on sale of real estate securities, net	$(679)	$24,454	$15,072	$31,230
Gain (loss) on sale of residential mortgage loans, net	8,537	226	9,142	31,808
Gain (loss) on settlement of derivatives	(24,839)	(44,479)	(70,307)	(53,300)
Gain (loss) on liquidated residential mortgage loans	(1,331)	246	(1,603)	492
Gain (loss) on sale of REO	2,207	(1,914)	5,193	(9,751)
Other gains (losses)	(974)	(15)	(1,787)	(5,993)
	$(17,079)	$(21,482)	$(44,290)	$(5,514)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2016	December 31, 2015		September 30, 2016	December 31, 2015
Margin receivable, net	$52,471	$54,459	Interest payable	$17,965	$18,268
Other receivables	6,984	5,829	Accounts payable	33,727	18,650
Principal paydown receivable	1,834	795	Derivative liabilities (Note 10)	24,085	13,443
Receivable from government agency	63,204	68,833	Current taxes payable	3,678	1,573
Call rights	414	414	Due to servicers	8,975	—
Derivative assets (Note 10)	2,088	2,689	Other liabilities	5,026	6,112
Interest receivable	53,964	36,963		$93,456	$58,046
Ginnie Mae EBO servicer advance receivable, net	17,924	49,725
Due from servicers	17,788	5,064
Other assets	20,188	14,675
	$236,859	$239,446

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Nine Months Ended September 30,
	2016	2015
Accretion of servicer advance interest income	$257,877	$256,045
Accretion of excess mortgage servicing rights income	106,848	87,874
Accretion of net discount on securities and loans(A)	164,806	35,239
Amortization of deferred financing costs	(13,889)	(18,691)
Amortization of discount on notes and bonds payable	(1,120)	—
	$514,522	$360,467

(A)	Includes accretion of the accretable yield on PCD loans.

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2016
Interest income	$30,617	$101,359	$58,855	$13,947	$77,231	$379	$282,388
Interest expense	4,002	54,802	13,008	6,153	18,523	—	96,488
Net interest income (expense)	26,615	46,557	45,847	7,794	58,708	379	185,900
Impairment	—	—	1,765	(291)	18,566	—	20,040
Other income (loss)	(10,052)	21,430	1,392	13,931	—	—	26,701
Operating expenses	536	1,029	369	4,251	11,976	22,414	40,575
Income (Loss) Before Income Taxes	16,027	66,958	45,105	17,765	28,166	(22,035)	151,986
Income tax expense (benefit)	—	16,348	—	4,556	—	(4)	20,900
Net Income (Loss)	$16,027	$50,610	$45,105	$13,209	$28,166	$(22,031)	$131,086
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$18,853	$—	$—	$13,325	$—	$32,178
Net income (loss) attributable to common stockholders	$16,027	$31,757	$45,105	$13,209	$14,841	$(22,031)	$98,908

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2016
Interest income	$106,848	$265,119	$172,982	$47,712	$155,541	$1,699	$749,901
Interest expense	12,117	176,672	31,425	20,447	37,740	—	278,401
Net interest income (expense)	94,731	88,447	141,557	27,265	117,801	1,699	471,500
Impairment	—	—	7,838	7,309	34,536	—	49,683
Other income (loss)	(14,234)	9,103	(59,472)	22,295	81,193	15	38,900
Operating expenses	1,066	3,076	1,307	11,194	26,194	59,034	101,871
Income (Loss) Before Income Taxes	79,431	94,474	72,940	31,057	138,264	(57,320)	358,846
Income tax expense (benefit)	—	13,743	—	4,377	75	—	18,195
Net Income (Loss)	$79,431	$80,731	$72,940	$26,680	$138,189	$(57,320)	$340,651
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$33,400	$—	$—	$27,955	$—	$61,355
Net income (loss) attributable to common stockholders	$79,431	$47,331	$72,940	$26,680	$110,234	$(57,320)	$279,296

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
September 30, 2016
Investments	$1,599,956	$6,294,697	$4,739,914	$765,940	$1,821,979	$—	$15,222,486
Cash and cash equivalents	5,377	134,000	1,305	3,736	15,022	229,234	388,674
Restricted cash	2,406	90,899	—	—	59,822	—	153,127
Other assets	2,557	181,521	1,578,722	108,359	48,533	20,403	1,940,095
Total assets	$1,610,296	$6,701,117	$6,319,941	$878,035	$1,945,356	$249,637	$17,704,382
Debt	$268,290	$6,210,358	$3,924,111	$653,197	$1,707,197	$—	$12,763,153
Other liabilities	1,962	28,616	1,326,013	20,608	5,519	141,000	1,523,718
Total liabilities	270,252	6,238,974	5,250,124	673,805	1,712,716	141,000	14,286,871
Total equity	1,340,044	462,143	1,069,817	204,230	232,640	108,637	3,417,511
Noncontrolling interests in equity of consolidated subsidiaries	—	182,094	—	—	107,067	—	289,161
Total New Residential stockholders’ equity	$1,340,044	$280,049	$1,069,817	$204,230	$125,573	$108,637	$3,128,350
Investments in equity method investees	$195,904	$—	$—	$—	$—	$—	$195,904

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2015
Interest income	$38,477	$105,135	$28,984	$8,888	$—	$857	$182,341
Interest expense	2,936	64,291	5,150	4,651	530	—	77,558
Net interest income (expense)	35,541	40,844	23,834	4,237	(530)	857	104,783
Impairment	—	—	1,574	(3,341)	—	—	(1,767)
Other income (loss)	10,227	(12,554)	(28,354)	(1,530)	14,386	—	(17,825)
Operating expenses	168	10,341	766	2,845	66	18,716	32,902
Income (Loss) Before Income Taxes	45,600	17,949	(6,860)	3,203	13,790	(17,859)	55,823
Income tax expense (benefit)	—	(4,852)	—	(1,405)	325	—	(5,932)
Net Income (Loss)	$45,600	$22,801	$(6,860)	$4,608	$13,465	$(17,859)	$61,755
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$7,193	$—	$—	$—	$—	$7,193
Net income (loss) attributable to common stockholders	$45,600	$15,608	$(6,860)	$4,608	$13,465	$(17,859)	$54,562

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Real Estate Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2015
Interest income	$87,874	$256,087	$66,699	$32,408	$1	$1,822	$444,891
Interest expense	8,681	151,377	12,171	15,929	1,054	4,196	193,408
Net interest income (expense)	79,193	104,710	54,528	16,479	(1,053)	(2,374)	251,483
Impairment	—	—	3,294	2,408	—	—	5,702
Other income (loss)	18,415	835	(37,655)	20,063	33,342	(2,880)	32,120
Operating expenses	517	12,604	769	14,557	177	61,500	90,124
Income (Loss) Before Income Taxes	97,091	92,941	12,810	19,577	32,112	(66,754)	187,777
Income tax expense (benefit)	—	7,565	—	(2,942)	324	—	4,947
Net Income (Loss)	$97,091	$85,376	$12,810	$22,519	$31,788	$(66,754)	$182,830
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$22,332	$—	$—	$—	$(5,158)	$17,174
Net income (loss) attributable to common stockholders	$97,091	$63,044	$12,810	$22,519	$31,788	$(61,596)	$165,656

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2015	$698,304	$5,307	$877,906	$1,581,517
Purchases	—	—	—	—
Interest income	47,049	(16)	59,815	106,848
Other income	2,188	—	—	2,188
Proceeds from repayments	(111,999)	(796)	(149,309)	(262,104)
Change in fair value	(9,521)	(86)	(14,790)	(24,397)
Balance as of September 30, 2016	$626,021	$4,409	$773,622	$1,404,052

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	September 30, 2016							December 31, 2015
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$82,159,586	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.9	$302,541	$333,816	$378,083
Recapture Agreements	—	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	11.9	28,417	54,948	59,118
	82,159,586				6.4	330,958	388,764	437,201

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$82,010,764	33.3% - 80.0% (59.3%)	0.0% - 50.0%	0.0% - 33.3%	5.3	$190,184	$227,883	$250,662
Recapture Agreements	—	33.3% - 80.0% (59.3%)	0.0% - 50.0%	0.0% - 33.3%	12.1	12,210	13,783	15,748
Ocwen Serviced Pools	126,120,662	100.0%	—%	—%	6.4	746,933	773,622	877,906
	208,131,426				6.3	949,327	1,015,288	1,144,316
Total	$290,291,012				6.3	$1,280,285	$1,404,052	$1,581,517

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
New Residential also invested in the related Servicer Advances, including the basic fee component of the related MSR as of September 30, 2016 (Note 6) on $194.2 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Original and Recaptured Pools	$(15,395)	$1,485	$(28,392)	$(3,933)
Recapture Agreements	(1,665)	(354)	3,995	3,659
	$(17,060)	$1,131	$(24,397)	$(274)

In the third quarter of 2016, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the direct investments in Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2016	December 31, 2015
California	26.4%	26.7%
Florida	8.8%	8.9%
New York	8.1%	7.8%
Texas	4.2%	4.3%
New Jersey	4.1%	4.1%
Maryland	3.8%	3.8%
Illinois	3.4%	3.4%
Virginia	3.1%	3.1%
Massachusetts	2.7%	2.7%
Washington	2.6%	2.7%
Other U.S.	32.8%	32.5%
	100.0%	100.0%

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
September 30, 2016
(dollars in tables in thousands, except share data)

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	September 30, 2016	December 31, 2015
Excess MSR assets	$374,962	$421,999
Other assets	16,846	12,442
Other liabilities	—	—
Equity	$391,808	$434,441
New Residential’s investment	$195,904	$217,221

New Residential’s ownership	50.0%	50.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$12,205	$12,399	$24,526	$33,316
Other income (loss)	339	4,492	(7,244)	(348)
Expenses	(22)	(38)	(66)	(82)
Net income	$12,522	$16,853	$17,216	$32,886
New Residential’s investments in equity method investees changed during the nine months ended September 30, 2016 as follows:

Balance at December 31, 2015	$217,221
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(18,025)
Distributions of capital from equity method investees	(11,900)
Change in fair value of investments in equity method investees	8,608
Balance at September 30, 2016	$195,904

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	September 30, 2016
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$63,834,062	66.7%	50.0%	$249,388	$314,265	5.7
Recapture Agreements	—	66.7%	50.0%	33,156	60,697	11.7
Total	$63,834,062			$282,544	$374,962	6.4

(A)	The remaining interests are held by Nationstar.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
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

In the third quarter of 2016, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2016	December 31, 2015
California	12.8%	12.9%
Florida	7.3%	7.4%
Texas	6.1%	6.1%
New York	6.0%	5.8%
Georgia	5.7%	5.7%
New Jersey	4.2%	4.3%
Illinois	4.1%	4.0%
Maryland	3.3%	3.2%
Virginia	3.2%	3.2%
Pennsylvania	3.2%	3.1%
Other U.S.	44.1%	44.3%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, purchased the outstanding Servicer Advances related to a portfolio of residential mortgage loans that is serviced by Nationstar and is a subset of the same portfolio of loans in which New Residential has invested in a portion of the Excess MSRs (Notes 4 and 5), including the basic fee component of the related MSRs. A taxable wholly owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 44.5% interest in the Buyer as of September 30, 2016. As of September 30, 2016, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the third-party co-investors, including New Residential. As of September 30, 2016, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $277.5 million and $222.8 million of capital distributed to the third-party co-investors and New Residential, respectively.  Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased Servicer Advances from Nationstar, is required to purchase all future Servicer Advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of September 30, 2016 was approximately 9.3% of the basic fee component of the related

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs and all of the Servicer Advances and related basic fee portion of the MSR (the “SLS Advance Fee”), and a portion of the call rights related to a portfolio of residential mortgage loans which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. SLS will continue to service the loans in exchange for a servicing fee of 10.75 basis points times the UPB of the underlying loans and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding Servicer Advances to the UPB of the underlying loans.

In April 2015, New Residential acquired Servicer Advances and Excess MSRs in connection with the HLSS Acquisition. Ocwen will continue to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of September 30, 2016 is equal to 6.0 basis points times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target.

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

The following is a summary of the investments in Servicer Advances, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2016
Servicer Advances(C)	$6,012,315	$6,043,369	5.4%	5.3%	4.5
As of December 31, 2015
Servicer Advances(C)	$7,400,068	$7,426,794	5.6%	5.5%	4.4

(A)	Carrying value represents the fair value of the investments in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes New Residential asset-backed securities collateralized by Servicer Advances, which have aggregate face amounts of $249.0 million and $431.0 million and aggregate carrying values of $250.7 million and $430.3 million as of September 30, 2016 and December 31, 2015, respectively. See Note 7 for details related to these securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Changes in Fair Value Recorded in Other Income	$21,606	$(18,738)	$4,328	$(1,845)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

The following is additional information regarding the Servicer Advances and related financing:

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
September 30, 2016
Servicer Advances(D)	$194,223,701	$6,017,968	3.1%	$5,907,803	94.5%	93.3%	3.5%	2.8%
December 31, 2015
Servicer Advances(D)	$220,256,804	$7,578,110	3.4%	$7,058,094	91.2%	90.2%	3.4%	2.6%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) on which New Residential receives financing. If New Residential were to include these DSF in the servicer advance balance, gross and net LTV as of September 30, 2016 would be 89.7% and 88.6%, respectively. Also excludes retained non-agency bonds with a current face amount of $110.1 million from the outstanding Servicer Advances debt. If New Residential were to sell these bonds, gross and net LTV as of September 30, 2016 would be 96.3% and 95.1%, respectively.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investments in Servicer Advances:

	September 30, 2016	December 31, 2015
Principal and interest advances	$1,651,576	$2,229,468
Escrow advances (taxes and insurance advances)	2,786,203	3,687,559
Foreclosure advances	1,580,189	1,661,083
Total	$6,017,968	$7,578,110

Interest income recognized by New Residential related to its investments in Servicer Advances was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income, gross of amounts attributable to servicer compensation	$161,601	$221,613	$581,231	$511,931
Amounts attributable to base servicer compensation	(15,276)	(26,553)	(68,184)	(65,111)
Amounts attributable to incentive servicer compensation	(45,197)	(89,952)	(255,170)	(190,775)
Interest income from investments in Servicer Advances	$101,128	$105,108	$257,877	$256,045

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	September 30, 2016	December 31, 2015
Assets
Servicer advance investments, at fair value	$1,903,067	$2,344,245
Cash and cash equivalents	35,000	40,761
All other assets	22,229	25,092
Total assets(A)	$1,960,296	$2,410,098
Liabilities
Notes and bonds payable	$1,625,956	$2,060,347
All other liabilities	6,119	6,111
Total liabilities(A)	$1,632,075	$2,066,458

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	September 30, 2016	December 31, 2015
Total Advance Purchaser LLC equity	$328,221	$343,640
Others’ ownership interest	55.5%	55.5%
Others’ interest in equity of consolidated subsidiary	$182,094	$190,647

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Advance Purchaser LLC income	$33,985	$12,960	$60,207	$40,258
Others’ ownership interest as a percent of total(A)	55.5%	55.5%	55.5%	55.5%
Others’ interest in net income of consolidated subsidiaries	$18,853	$7,193	$33,400	$22,332

(A)
As a result, New Residential owned 44.5% and 44.5% of the Buyer, on average during the three months ended September 30, 2016 and 2015, respectively, and 44.5% and 44.5% of the Buyer, on average during the nine months ended September 30, 2016 and 2015, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
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

Activities related to New Residential’s investments in real estate securities were as follows:

	Nine Months Ended September 30, 2016
	(in millions)
	Agency	Non Agency
Purchases
Face	$5,070.3	$4,079.9
Purchase Price	$5,315.9	$2,298.4

Sales
Face	$4,530.6	$129.8
Amortized Cost	$4,721.8	$121.7
Sale Price	$4,757.8	$100.8
Gain (Loss) on Sale	$36.0	$(20.9)

As of September 30, 2016, New Residential sold and purchased $1.4 billion and $1.2 billion face amount of Agency RMBS for $1.5 billion and $1.3 billion, respectively, and purchased $27.0 million face amount of Non-Agency RMBS for $20.7 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

	September 30, 2016											December 31, 2015
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$1,356,580	$1,437,777	$337	$(3,806)	$1,434,308	76	AAA	3.42%	2.79%	5.6	N/A	$917,598
Non-Agency RMBS(H) (I)	6,671,272	3,446,822	122,171	(12,059)	3,556,934	471	CCC-	1.76%	5.46%	7.0	10.8%	1,584,283
Total/ Weighted Average	$8,027,852	$4,884,599	$122,508	$(15,865)	$4,991,242	547	CCC+	2.21%	4.68%	6.6		$2,501,881

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 187 bonds with a carrying value of $566.9 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $243.5 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding interest-only bonds and servicer advance bonds.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $1.2 billion for fixed rate securities and $151.9 million for floating rate securities as of September 30, 2016.

(H)
The total outstanding face amount was $1.1 billion (including $0.3 billion of residual and interest-only notional amount) for fixed rate securities and $5.6 billion (including $2.0 billion of residual and interest-only notional amount) for floating rate securities as of September 30, 2016.

(I)
Includes other ABS consisting primarily of (i) interest-only securities which New Residential elected to carry at fair value and record changes to valuation through the income statement and (ii) bonds backed by servicer advances.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Other ABS	$1,975,404	$110,267	$6,048	$(4,927)	$111,388	25	AA+	1.91%	5.57%	2.9	N/A
Servicer Advance Bonds	$249,000	$248,696	$2,025	$—	$250,721	3	AAA	2.81%	2.21%	0.1	N/A

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2016, New Residential recorded OTTI charges of $7.8 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of September 30, 2016.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$2,905,125	$1,723,246	$(804)	$1,722,442	$(11,824)	$1,710,618	204	B+	2.51%	3.99%	6.5
12 or More Months	291,088	229,368	(961)	228,407	(4,041)	224,366	36	B+	2.30%	2.99%	5.2
Total/Weighted Average	$3,196,213	$1,952,614	$(1,765)	$1,950,849	$(15,865)	$1,934,984	240	B+	2.48%	3.87%	6.4

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of September 30, 2016.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 84 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 6 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2016
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	365,403	367,904	(1,765)	(2,501)
Non-credit impaired securities	1,569,581	1,582,945	—	(13,364)
Total debt securities in an unrealized loss position	$1,934,984	$1,950,849	$(1,765)	$(15,865)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment and, therefore, do not have unrealized losses reflected in other comprehensive income as of September 30, 2016.

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

The following table summarizes the activity related to credit losses on debt securities:

Nine Months Ended September 30, 2016
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$6,240
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	2,505
Additions for credit losses on securities for which an OTTI was not previously recognized	5,333
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(997)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$13,081

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	September 30, 2016		December 31, 2015
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$2,329,116	36.3%	$1,097,609	35.3%
Southeastern U.S.	1,496,049	23.2%	758,167	24.4%
Northeastern U.S.	1,318,153	20.5%	583,366	18.8%
Midwestern U.S.	716,411	11.2%	335,406	10.8%
Southwestern U.S.	500,795	7.8%	309,236	10.0%
Other(B)	61,748	1.0%	19,189	0.7%
	$6,422,272	100.0%	$3,102,973	100.0%

(A)	Excludes $249.0 million face amount of bonds backed by servicer advances.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the nine months ended September 30, 2016, excluding residual and interest-only securities, the face amount of these real estate securities was $2,121.3 million, with total expected cash flows of $2,131.5 million and a fair value of $1,329.0 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and interest-only securities:

	Outstanding Face Amount	Carrying Value
September 30, 2016	$2,727,475	$1,754,467
December 31, 2015	873,763	504,659

The following is a summary of the changes in accretable yield for these securities:

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$316,521
Additions	802,442
Accretion	(87,535)
Reclassifications from (to) non-accretable difference	44,905
Disposals	(1,129)
Balance at September 30, 2016	$1,075,204

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

•	Loans Held-for-Sale (“HFS”)

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	September 30, 2016									December 31, 2015
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Reverse Mortgage Loans(E)(F)	$—	$—	—	—%	—	—%	—%	—%	N/A	$19,560
Performing Loans(G) (H)	—	—	—	—%	—	—%	—%	—%	—	19,964
Purchased Credit Deteriorated Loans	—	—	—	—%	—	—%	—%	—%	—	290,654
Total Residential Mortgage Loans, held-for-investment	$—	$—	—	—%	—	—%	—%	—%	—	$330,178

Reverse Mortgage Loans(E)(F)	$23,878	$11,836	77	7.3%	4.5	15.7%	134.2%	71.8%	N/A	$—
Performing Loans(G) (H) (J)	103,234	107,167	1,750	4.1%	4.2	4.6%	75.2%	10.4%	610	277,084
Non-performing Loans(I) (J)	800,411	586,478	4,280	7.1%	2.8	17.8%	102.8%	79.8%	579	499,597
Total Residential Mortgage Loans, held-for-sale	$927,523	$705,481	6,107	6.7%	3.0	16.2%	100.6%	71.9%	583	$776,681

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.4 million. Approximately 66% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where New Residential expects to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $4.8 million.

(H)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(I)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of September 30, 2016, New Residential has placed all of these loans on nonaccrual status, except as described in (J) below.

(J)	Includes $56.5 million and $99.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status because contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount as of
State Concentration	September 30, 2016	December 31, 2015
New York	17.0%	14.5%
New Jersey	10.4%	13.1%
Florida	9.9%	10.7%
California	8.5%	12.3%
Texas	6.7%	3.3%
Illinois	3.9%	4.3%
Maryland	4.1%	3.5%
Massachusetts	3.7%	3.3%
Pennsylvania	3.1%	2.8%
Washington	3.0%	3.2%
Other U.S.	29.7%	29.0%
	100.0%	100.0%

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

		Securities Owned Prior		Assets Acquired			Loans Sold (C)		Retained Bonds		Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	UPB	Gain (Loss)	Basis	Type	Loan UPB	Loan Price	REO & Other Price
December 23, 2015	14	$61.4	$48.0	$309.1	$315.1	$3.1	$261.3	$2.2	$36.6	Various	$35.8	$26.6	$2.9
March 25, 2016	13	58.4	41.0	167.2	173.3	3.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	65.0	61.8	3.4
May 25, 2016	12	60.0	44.0	290.6	298.7	0.6	306.9	(3.5)	40.0	Various	85.9	78.2	1.1
August 25, 2016	11	6.2	1.4	312.3	319.2	1.7	308.0	8.1	45.7	Various	45.6	41.1	2.3

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

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. The securitization that occurred in March 2016 primarily included loans from the December 23, 2015 call, but also included previously acquired loans. The retained assets disclosed for the December 23, 2015 call are net of the related loans sold in the March 2016 securitization. The securitization that occurred in May 2016 primarily included loans from the March 25, 2016 and May 25, 2016 calls. The retained assets disclosed for the March 25, 2016 call are net of the related loans sold in the May 2016 securitization. The securitization that occurred in September 2016 primarily included loans from the August 25, 2016 call, but also included $42.2 million of previously acquired loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Loans Held-for-Investment (Non-PCD)

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2015	$19,560	$19,964
Purchases/additional fundings	319	—
Proceeds from repayments	(1,352)	(811)
Accretion of loan discount (premium) and other amortization(A)	2,002	123
Provision for loan losses	(73)	(4)
Transfer of loans to other assets(B)	(4,203)	—
Sales	(1,795)	—
Transfer of loans to held-for-sale(C)	(14,458)	(19,272)
Balance at September 30, 2016	$—	$—

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

(B)
Represents loans for which foreclosure has been completed during the nine months ended September 30, 2016 and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2015	$1,553	$119
Provision for loan losses(A)	73	4
Charge-offs(B)	—	—
Sales	(171)	—
Transfer of loans to held-for-sale(C)	(1,455)	(123)
Balance at September 30, 2016	$—	$—

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

Purchased Credit Deteriorated Loans

New Residential determined at acquisition that the PCD loans acquired would be aggregated into pools based on common risk characteristics (FICO score, delinquency status, collateral type, loan-to-value ratio). Loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows, including consideration of involuntary prepayments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2015	$290,654
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(8,897)
Accretion of loan discount and other amortization	8,295
Transfer of loans to real estate owned	(7,583)
Transfer of loans to held-for-sale	(282,469)
Balance at September 30, 2016	$—

New Residential did not acquire any PCD loans during the nine months ended September 30, 2016.

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
September 30, 2016	$—	$—
December 31, 2015	$450,229	$290,654

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2015	$71,063
Additions	—
Accretion	(8,876)
Reclassifications from non-accretable difference(A)	29,569
Disposals(B)	(2,680)
Transfer of loans to held-for-sale(C)	(89,076)
Balance at September 30, 2016	$—

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Nine Months Ended September 30, 2016
Loans Held-for-Sale
Balance at December 31, 2015	$776,681
Purchases(A)	788,824
Transfer of loans from held-for-investment(B)	316,199
Sales	(915,361)
Transfer of loans to other assets(C)	(148,243)
Transfer of loans to real estate owned	(39,558)
Proceeds from repayments	(75,329)
Valuation (provision) reversal on loans(D)	2,268
Balance at September 30, 2016	$705,481

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed during the nine months ended September 30, 2016 and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

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

Real Estate Owned
Balance at December 31, 2015	$50,574
Purchases	8,123
Transfer of loans to real estate owned	62,057
Sales	(46,748)
Valuation provision on REO	(13,547)
Balance at September 30, 2016	$60,459

As of September 30, 2016, New Residential had non-performing residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $368.2 million.

In addition, New Residential has recognized $63.2 million in unpaid claims receivable from FHA on Ginnie Mae early buy-out (“EBO”) loans and reverse mortgage loans for which foreclosure has been completed during the nine months ended September 30, 2016 and for which New Residential has made, or intends to make, a claim.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

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

In August 2016, New Residential agreed to purchase up to $140.0 million UPB of newly originated consumer loans from a third party prior to September 30, 2016. New Residential purchased $92.6 million UPB of loans through September 30, 2016, for an aggregate purchase price, including related costs, of $92.1 million. In October 2016, New Residential extended the terms of the agreement through October 2016 and purchased an additional $34.3 million UPB of loans for an aggregate purchase price of $34.2 million. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment.

Upon acquisition, the consumer loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. New Residential determined that it has the intent and ability to hold the consumer loans for the foreseeable future and accounts for consumer loans based on the following categories:

•	Loans Held-for-Investment:

◦	Performing Loans

◦	PCD Loans

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance(A)	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon(B)	Weighted Average Expected Life (Years)(C)	Weighted Average Delinquency(D)
September 30, 2016
Consumer Loan Companies
Performing Loans	$1,345,573	53.5%	$1,391,388	18.7%	4.3	5.7%
Purchased Credit Deteriorated Loans(E)	396,462	53.5%	339,916	16.6%	3.6	13.2%
Other - Performing Loans	91,523	100.0%	90,675	14.3%	1.5	—%
Total Consumer Loans, held-for-investment	$1,833,558		$1,821,979	18.1%	4.0	7.0%
December 31, 2015(F)
Consumer Loan Companies
Total Consumer Loans, held-for-investment	$2,094,904	30.0%	$1,698,130	18.2%	4.4	7.2%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

(A)	Represents the balances as of September 30, 2016 and November 30, 2015, respectively.

(B)	Substantially all of the cash flows received on the loans held by the Consumer Loan Companies are required to be used to make payments on the notes described above.

(C)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(D)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(E)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments, which are accounted for as PCD loans.

(F)	Held through an equity method investee, which had a carrying value of zero, at such time.

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2016
Days Past Due	Delinquency Status(A)
Current	94.7%
30-59	2.2%
60-89	1.2%
90-119(B)	0.7%
120+(B) (C)	1.2%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2015	$—
SpringCastle Transaction	1,539,569
Purchases	92,069
Additional fundings(A)	33,137
Proceeds from repayments	(155,388)
Accretion of loan discount and premium amortization, net	5,097
Net charge-offs	(30,535)
Provision for loan losses	(1,886)
Balance at September 30, 2016	$1,482,063

(A)	Represents draws on consumer loans with revolving privileges.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at March 31, 2016	$—	$—	$—
Provision for loan losses	31,382	1,039	32,421
Net charge-offs(C)	(30,535)	—	(30,535)
Balance at September 30, 2016	$847	$1,039	$1,886

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount. Includes a provision for loan losses of $0.9 million for newly originated loans acquired during the three months ended September 30, 2016.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of September 30, 2016, there are $3.6 million in UPB and $2.5 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $5.6 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

New Residential determined at acquisition that the PCD loans would be aggregated into pools based on common risk characteristics including delinquency status and loan terms. Loans aggregated into pools are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows, including consideration of involuntary prepayments.

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2015	$—
SpringCastle Transaction	395,129
Allowance for Loan Losses(A)	(2,115)
Proceeds from repayments	(77,899)
Accretion of loan discount and other amortization	24,801
Balance at September 30, 2016	$339,916

(A)	Represents the present value of cash flows expected at acquisition that are no longer expected to be collected.

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
September 30, 2016	$396,462	$339,916
March 31, 2016	450,611	395,129

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2015	$—
SpringCastle Transaction	176,387
Accretion	(24,801)
Reclassifications from non-accretable difference(A)	24,167
Balance at September 30, 2016	$175,753

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows at September 30, 2016:

Total Consumer Loan Companies equity	$230,251
Others’ ownership interest	46.5%
Others’ interests in equity of consolidated subsidiary	$107,067

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net Consumer Loan Companies income (loss)	$28,655	$60,118
Others’ ownership interest as a percent of total	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$13,325	$27,955

Variable Interest Entities

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

As of
September 30, 2016
Assets
Consumer loans, held-for-investment	$1,731,304
Restricted cash	13,866
Accrued interest receivable	25,468
Total assets(A)	$1,770,638
Liabilities
Notes and bonds payable	$1,590,387
Accounts payable and accrued expenses	1,150
Total liabilities(A)	$1,591,537

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

10. DERIVATIVES

As of September 30, 2016, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of September 30, 2016, New Residential held to-be-announced forward contract positions (“TBAs”) of $2.6 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential separately held TBAs of $1.4 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of setoff with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivative assets
Interest Rate Caps	Other assets	$2,088	$2,689
		$2,088	$2,689
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$3,461	$2,058
Interest Rate Swaps	Accrued expenses and other liabilities	20,624	11,385
		$24,085	$13,443

The following table summarizes notional amounts related to derivatives:

	September 30, 2016	December 31, 2015
TBAs, short position(A)	$2,645,300	$1,450,000
TBAs, long position(A)	1,441,000	750,000
Interest Rate Caps(B)	2,435,000	3,400,000
Interest Rate Swaps, short positions(C)	2,044,000	2,444,000

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
Caps LIBOR at 0.50% for $950.0 million of notional, at 0.75% for $1,150.0 million of notional, at 2.00% for $185.0 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of September 30, 2016 was 12 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of September 30, 2016 was 19 months and the weighted average fixed pay rate was 1.28%.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Other income (loss), net(A)
TBAs	$10,502	$2,054	$(22)	$254
Interest Rate Swaps	15,997	(10,221)	(4,799)	(15,310)
Interest Rate Caps	463	(999)	(3,683)	(2,369)
	26,962	(9,166)	(8,504)	(17,425)
Gain (loss) on settlement of investments, net
TBAs	(15,922)	(33,398)	(55,159)	(36,902)
Interest Rate Caps	—	(545)	(1,124)	(545)
Interest Rate Swaps	(8,917)	(10,536)	(14,024)	(15,853)
	(24,839)	(44,479)	(70,307)	(53,300)
Total income (losses)	$2,123	$(53,645)	$(78,811)	$(70,725)

(A)	Represents unrealized gains (losses).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	September 30, 2016										December 31, 2015
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,614,256	$1,614,256	Oct-16 to Dec-16	0.70%	0.1	$1,591,692	$1,684,858	$1,680,197	0.5	$1,683,305
Non-Agency RMBS (E)	Various	2,622,466	2,622,466	Oct-16 to Mar-17	2.24%	0.1	6,312,788	3,396,357	3,502,317	7.0	1,333,852
Residential Mortgage Loans(F)	Various	556,538	554,991	Oct-16 to Sep-18	3.01%	0.5	882,312	685,345	682,916	3.0	907,993
Real Estate Owned(G)(H)	Various	85,403	85,163	Oct-16 to Sep-18	3.09%	0.4	N/A	N/A	108,051	N/A	77,458
Consumer Loan Investment(I)	Apr-15	53,068	53,068	Oct-16	5.61%	0.1	N/A	N/A	123,184	4.1	40,446
Total Repurchase Agreements		4,931,731	4,929,944		1.87%	0.1					4,043,054
Notes and Bonds Payable
Secured Corporate Notes(J)	Various	270,511	268,290	Apr-18 to Jun-19	5.28%	1.8	247,538,861	801,924	940,117	5.9	182,978
Servicer Advances(K)	Various	5,907,803	5,897,747	Mar-17 to Jun-19	3.52%	1.0	6,017,968	6,012,315	6,043,369	4.5	7,047,061
Residential Mortgage Loans(L)	Oct-15	9,789	9,614	Oct-16	3.39%	0.1	14,243	8,086	8,086	4.5	19,529
Consumer Loans(M) (N)	Various	1,659,453	1,654,129	Sep-19 to Apr-34	4.31%	3.1	1,822,593	1,812,730	1,811,115	4.0	—
Receivable from government agency(L)	Oct-15	3,429	3,429	Oct-16	3.39%	0.1	N/A	N/A	4,068	N/A	—
Total Notes and Bonds Payable		7,850,985	7,833,209		3.74%	1.5					7,249,568
Total/ Weighted Average		$12,782,716	$12,763,153		3.02%	1.0					$11,292,622

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of October 2016 were refinanced, extended, or repaid.

(C)	These repurchase agreements had approximately $6.7 million of associated accrued interest payable as of September 30, 2016.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.5 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $89.2 million on retained servicer advance bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)	The repurchase agreement bears interest equal to three-month LIBOR plus 5.00% and is collateralized by 56% of New Residential’s interest in the Consumer Loan Companies (Note 9).

(J)
The loans bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure these notes.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

(K)
$2.2 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.1% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

(M)
Includes the debt assumed in the SpringCastle Transaction (Note 1), which is comprised of the following classes of asset-backed notes (collectively, the “2014-A Notes”) held by third parties: $637.1 million UPB of Class A notes with a coupon of 2.7% and a stated maturity date in May 2023 (the “Class A Notes”); $427.0 million UPB of Class B notes with a coupon of 4.61% and a stated maturity date in October 2027 (the “Class B Notes”); $331.2 million UPB of Class C notes with a coupon of 5.59% and a stated maturity date in October 2033 (the “Class C Notes”); and $199.8 million UPB of Class D notes with a coupon of 6.82% and a stated maturity date in April 2034 (the “Class D Notes”). Prior to the payment date in October 2016, the redemption price for any class of the outstanding 2014-A Notes shall be the sum of (i) 100% of the UPB of the 2014-A Notes of the applicable class to be redeemed, plus (ii) the applicable Specified Call Premium Amount (as defined below) for such 2014-A Notes, plus (iii) accrued and unpaid interest and fees in respect of such 2014-A Notes. On or after the payment date occurring in October 2016, the redemption price for any class of 2014-A Notes shall be the sum of (i) 100% of the UPB of the 2014-A Notes of the applicable class to be redeemed, plus (ii) accrued and unpaid interest and fees in respect of such 2014-A Notes. The “Specified Call Premium Amount” on any payment date for any class of 2014-A Notes shall mean (i) in the case of Class A Notes, an amount equal to 1.00% of the UPB of the Class A Notes to be redeemed and (ii) in the case of the Class B Notes, the Class C Notes and the Class D Notes, an amount equal to (a) the product of (1) with respect to the Class B Notes, 0.75%, with respect to the Class C Notes, 1.00% and with respect to the Class D Notes, 2.00%, times (2) the UPB of the 2014-A Notes of such class to be redeemed on such payment date, times (3) the number of days, computed on a 30/360 basis, from and including such payment date to but excluding the payment date occurring in October 2016, divided by (b) 360.

(N)	Includes a $64.3 million face amount note collateralized by newly originated consumer loans which bears interest equal to one-month LIBOR plus 3.25%.

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $4.9 billion of repurchase agreements as of September 30, 2016. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	Servicer Advances(A)	Real Estate Securities	Real Estate Loans and REO	Consumer Loans	Total
Balance at December 31, 2015	$182,978	$7,047,061	$3,017,157	$1,004,980	$40,446	$11,292,622
Repurchase Agreements:
Borrowings	—	—	21,719,656	326,174	21,458	22,067,288
Repayments	—	—	(20,500,091)	(670,333)	(8,836)	(21,179,260)
Capitalized deferred financing costs, net of amortization	—	—	—	(1,138)	—	(1,138)
Notes and Bonds Payable:
Acquired borrowings, net of discount	—	—	—	—	1,803,192	1,803,192
Borrowings	401,740	5,101,227	—	—	64,342	5,567,309
Repayments	(315,662)	(6,251,482)	—	(6,311)	(212,953)	(6,786,408)
Discount on borrowings, net of amortization	1,420	—	—	—	147	1,567
Capitalized deferred financing costs, net of amortization	(2,186)	941	—	(175)	(599)	(2,019)
Balance at September 30, 2016	$268,290	$5,897,747	$4,236,722	$653,197	$1,707,197	$12,763,153

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its Servicer Advances.

Excess MSRs

In April 2016, New Residential entered into a $225.0 million corporate loan secured by Agency Excess MSRs. The loan bears interest equal to the sum of one-month LIBOR plus 4.75% and matures in April 2018.

In June 2016, New Residential entered into a $101.2 million corporate loan secured by Non-Agency Excess MSRs with a maximum capacity of $300.0 million. The loan bears interest equal to the sum of one-month LIBOR plus 4.75% and matures in June 2019.

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

In May 2016, New Residential increased the capacity and extended the maturity on a $950.0 million servicer advance financing facility.

On June 30, 2016, New Residential, through its wholly-owned subsidiary, NRZ Advance Receivables Trust 2016-T1, issued servicer advance backed notes consisting of $400.0 million of term notes with a maturity date of June 17, 2019, of which approximately $20.9 million was voluntarily retained.

On July 15, 2016, the NRART 2015-T1 notes with principal balance of $400.0 million were repaid in full, using proceeds from the $400.0 million of term notes with a maturity date of June 17, 2019 issued on June 30, 2016. Upon such paydown, the term notes were replaced with existing capacity at the advance facility VFN with the same lender. As a result, New Residential recorded $0.2 million of loss on extinguishment of debt related to a write-off of unamortized deferred financing costs.

On August 15, 2016, the NRART 2015-T3 notes with principal balance of $400.0 million were repaid in full and replaced with existing capacity at the advance facility VFN with the same lender. As a result, New Residential recorded $0.7 million of loss on extinguishment of debt related to a write-off of unamortized deferred financing costs and a redemption payment.

On September 15, 2016, a Buyer VFN facility was refinanced and downsized, and the reduction in capacity of the VFN was exchanged for the same capacity through issuance of NSART-BAM Series 2016 VF-1 Class B-TF1 Mezzanine Notes.

Maturities

New Residential’s debt obligations as of September 30, 2016 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
October 1 through December 31, 2016	$—	$4,176,165	$4,176,165
2017	5,088,249	680,321	5,768,570
2018	501,636	247,272	748,908
2019	443,451	50,511	493,962
2020	—	—	—
2021 and thereafter	1,595,111	—	1,595,111
	$7,628,447	$5,154,269	$12,782,716

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of September 30, 2016:

Debt Obligations / Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans and REO	$2,065,000	$641,941	$1,423,059
Notes and Bonds Payable
Secured Corporate Loan	Excess MSRs	525,000	270,511	254,489
Servicer Advances(A)	Servicer Advances	7,274,860	5,907,803	1,367,057
Consumer Loans	Consumer Loans	125,000	64,342	60,658
		$9,989,860	$6,884,597	$3,105,263

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.2% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained non-agency bonds with a current face amount of $110.1 million.

Certain of the debt obligations are subject to customary debt covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period, or a 35% decline over any three-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. New Residential was in compliance with all of its debt covenants as of September 30, 2016.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of New Residential’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2016 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$290,291,012	$1,404,052	$—	$—	$1,404,052	$1,404,052
Excess mortgage servicing rights, equity method investees, at fair value(A)	63,834,062	195,904	—	—	195,904	195,904
Servicer advances	6,017,968	6,043,369	—	—	6,043,369	6,043,369
Real estate securities, available-for-sale	8,027,852	4,991,242	—	1,434,308	3,556,934	4,991,242
Residential mortgage loans, held-for-investment	—	—	—	—	—	—
Residential mortgage loans, held-for-sale	927,523	705,481	—	—	733,879	733,879
Consumer loans, held-for-investment	1,833,558	1,821,979	—	—	1,852,118	1,852,118
Derivative assets	2,435,000	2,088	—	2,088	—	2,088
Cash and cash equivalents	388,674	388,674	388,674	—	—	388,674
Restricted cash	153,127	153,127	153,127	—	—	153,127
Other Assets	729,193	3,255	—	—	3,255	3,255
		$15,709,171	$541,801	$1,436,396	$13,789,511	$15,767,708
Liabilities
Repurchase agreements	$4,931,731	$4,929,944	$—	$4,931,731	$—	$4,931,731
Notes and bonds payable	7,850,985	7,833,209	—	—	7,864,545	7,864,545
Derivative liabilities	6,130,300	24,085	—	24,085	—	24,085
		$12,787,238	$—	$4,955,816	$7,864,545	$12,820,361

(A)
The notional amount represents the total unpaid principal balance of the mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

New Residential’s financial assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency	Agency	Servicer Advances	Non-Agency RMBS	Total
Balance at December 31, 2015	$437,201	$1,144,316	$217,221	$7,426,794	$1,584,283	$10,809,815
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	(7,838)	(7,838)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(7,292)	(17,105)	—	—	—	(24,397)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	8,608	—	—	8,608
Included in change in fair value of investments in Servicer Advances	—	—	—	4,328	—	4,328
Included in gain (loss) on settlement of investments, net	—	—	—	—	(20,950)	(20,950)
Included in other income (loss), net(D)	1,930	258	—	—	(2,779)	(591)
Gains (losses) included in other comprehensive income(E)	—	—	—	—	105,031	105,031
Interest income	25,156	81,692	—	257,877	133,589	498,314
Purchases, sales and repayments
Purchases	—	—	—	11,588,537	2,298,446	13,886,983
Proceeds from sales	—	—	—	—	(95,430)	(95,430)
Proceeds from repayments	(68,231)	(193,873)	(29,925)	(13,234,167)	(437,418)	(13,963,614)
Balance at September 30, 2016	$388,764	$1,015,288	$195,904	$6,043,369	$3,556,934	$11,200,259

(A)	Includes the recapture agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of each respective period.

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
September 30, 2016
(dollars in tables in thousands, except share data)

Investments in Excess MSRs and Excess MSRs Equity Method Investees Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of September 30, 2016:

	Significant Inputs(A)
Directly Held (Note 4)	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Agency
Original Pools	10.6%	3.3%	32.5%	21	24
Recaptured Pools	7.6%	4.8%	20.9%	21	25
Recapture Agreement	7.6%	4.9%	20.0%	22	—
	9.8%	3.7%	29.2%	21	24
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	11.9%	N/A	10.6%	14	24
Recaptured Pools	8.1%	N/A	20.0%	20	24
Recapture Agreement	7.5%	N/A	20.0%	20	—
Ocwen Serviced Pools	9.6%	N/A	—%	14	25
	10.0%	N/A	2.7%	14	25
Total/Weighted Average--Directly Held	9.9%	3.7%	10.0%	16	25

Held through Equity Method Investees (Note 5)
Agency
Original Pools	12.4%	5.3%	35.0%	19	23
Recaptured Pools	7.8%	5.0%	20.0%	23	25
Recapture Agreement	7.7%	4.9%	20.0%	23	—
Total/Weighted Average--Held through Investees	10.4%	5.2%	28.6%	21	24

Total/Weighted Average--All Pools	10.0%	4.0%	13.9%	17	25

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer.

(E)	Weighted average total mortgage servicing amount in excess of the basic fee, measured in basis points (bps).

(F)	Weighted average maturity of the underlying mortgage loans in the pool.

(G)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

As of September 30, 2016, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2016	2.1%	10.3%	14.8%	8.6	bps	5.4%	24.7

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount excludes the amounts New Residential pays its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying mortgage loans in the pool.

Real Estate Securities Valuation

As of September 30, 2016, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,356,580	$1,437,777	$1,434,308	$—	$1,434,308	2
Non-Agency RMBS(C)	6,671,272	3,446,822	3,062,411	494,523	3,556,934	3
Total	$8,027,852	$4,884,599	$4,496,719	$494,523	$4,991,242

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
September 30, 2016
(dollars in tables in thousands, except share data)

and updated at least quarterly by New Residential, and reviewed by its valuation group, which is separate from its investment acquisition and management group, to reflect market developments and actual performance.

For 67.6% of our Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$2,403,846	1.57% to 32.75%	0% to 20%	0.1% to 12.0%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $462.7 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At September 30, 2016, assets measured at fair value on a nonrecurring basis were $0.1 billion. The $0.1 billion includes approximately $110.4 million of residential mortgage loans held-for-sale and $38.8 million of REO. The fair value of New Residential’s mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these loans as of September 30, 2016:

September 30, 2016	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Residential Mortgage Loans
Performing Loans	$88,474	3.1%	3.9	17.4%	0.6%	11.3%
Non-performing Loans	21,895	6.5%	3.2	3.0%	3.0%	30.0%
Total/Weighted Average	$110,369	3.8%	3.8	14.5%		15.0%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment was included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2016 was an increase in the net valuation allowance of approximately

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

$11.4 million, consisting of a $13.6 million increase in the net valuation allowance for REO, offset by a reversal of prior valuation allowance of $2.2 million for residential mortgage loans held-for-sale.

Loans for Which Fair Value is Only Disclosed

The following table summarizes the inputs used in valuing certain loans as of September 30, 2016:

	Carrying Value	Fair Value	Valuation and Loss Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$11,836	$13,707	$73	7.0%	4.5	N/A	N/A	10.8%
Performing Loans	18,693	18,909	4	8.0%	5.3	5.4%	2.4%	59.3%
Non-performing Loans	564,583	590,894	N/A	7.4%	2.8	2.4%	3.0%	30.0%
Total/Weighted Average	$595,112	$623,510	$77	7.4%	2.9			30.5%

Consumer Loans	$1,821,979	$1,852,118	$4,001	9.3%	4.0	15.2%	5.5%	88.0%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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
September 30, 2016
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

On September 23, 2016, New Residential’s Board of Directors declared a third quarter 2016 dividend of $0.46 per common share or $115.4 million, which was paid on October 28, 2016 to stockholders of record as of October 3, 2016.

On January 19, 2016, New Residential announced that its Board of Directors had authorized the repurchase of up to $200.0 million of its common stock over the next 12 months. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases, if any, will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the date of issuance of these condensed consolidated financial statements. Repurchases may impact New Residential’s financial results, including fees paid to its Manager.

In August 2016, New Residential issued 20.0 million shares of its common stock in a public offering at a price to the public of $14.20 per share for net proceeds of approximately $278.8 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 2.0 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $2.3 million as of the grant date. The assumptions used in valuing the options were: a 1.45% risk-free rate, a 11.80% dividend yield, 27.57% volatility and a 10-year term.

In August 2016, employees of the Manager exercised an aggregate of 1,100,497 options with a weighted average exercise price of $10.59 per share. Upon exercise, 280,111 shares of common stock of New Residential were issued.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2016.

Option Plan

As of September 30, 2016, New Residential’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011-2016	Total
Held by the Manager	345,720	10,874,152	11,219,872
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	88,280	1,967,458	2,055,738
Issued to the independent directors	—	6,000	6,000
Total	434,000	12,847,610	13,281,610

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of September 30, 2016. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended September 30, 2016 was $13.81 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2016	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2016 (millions)
Directors	Various	6,000	6,000	$13.60	$—
Manager(C)	2003 - 2007	434,000	434,000	31.36	—
Manager(C)	2011 - 2012	25,000	25,000	7.19	0.2
Manager(C)	2013	835,571	835,571	11.48	2.0
Manager(C)	2014	1,437,500	1,389,583	12.20	2.2
Manager(C)	2015	8,543,539	4,655,103	15.44	—
Manager(C)	2016	2,000,000	66,667	14.20	—
Outstanding		13,281,610	7,411,924

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Exercise Prices	Total Unexercised Inception to Date
2006-2007	$29.92 to $33.80	88,280
2013	$10.24 to $11.48	—
2014	$12.20	258,750
2015	$15.25 to $15.88	1,708,708
2016	$13.65 to $14.20	—
Total		2,055,738

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2015 outstanding options	12,380,107
Options granted	2,002,000	$14.20
Options exercised	(1,100,497)	$10.59
Options expired unexercised	—
September 30, 2016 outstanding options	13,281,610	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the three and nine months ended September 30, 2016, based on the treasury stock method, New Residential had 497,690 and 309,544 dilutive common stock equivalents outstanding. During the three and nine months ended September 30, 2015, based on the treasury stock method, New Residential had 759,667 and 2,821,758 dilutive common stock equivalents outstanding.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
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

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. On October 18, 2016, plaintiffs filed a settlement term sheet with the court outlining an agreement in principle that plaintiffs have reached with Ocwen which would resolve the lawsuit and result in a with prejudice dismissal and releases for all defendants, including HLSS and New Residential. Neither HLSS nor New Residential is required to make any settlement payment. The proposed settlement is subject to court approval following notice of the settlement to Ocwen’s shareholders and a final settlement hearing.

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

Capital Commitments — As of September 30, 2016, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Notes 9 and 18 for additional capital commitments entered into subsequent to September 30, 2016, if any):

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

Environmental Costs — As a residential real estate owner through its REO, New Residential is subject to potential environmental costs. At September 30, 2016, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Debt Covenants — New Residential’s debt obligations contain various customary debt covenants (Note 11).

Certain Tax-Related Covenants — If New Residential is treated as a successor to Newcastle under applicable U.S. federal income tax rules, and if Newcastle failed to qualify as a REIT for a taxable year ending on or before December 31, 2014, New Residential could be prohibited from electing to be a REIT. Accordingly, , in the separation and distribution agreement executed in connection with our spin-off from Newcastle, Newcastle (i) represented that it had no knowledge of any fact or circumstance that would cause New Residential to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Residential as necessary to enable New Residential to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Residential and its tax counsel with respect to the composition of Newcastle’s income and assets, the composition of its stockholders, and its operation as a REIT; and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) to the effect that Newcastle’s failure to maintain its REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rule referred to above). Additionally, New Residential covenanted to use its reasonable best efforts to qualify for taxation as a REIT for its taxable year ended December 31, 2013.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

Due to affiliates is comprised of the following amounts:

	September 30, 2016	December 31, 2015
Management fees	$3,688	$6,671
Incentive compensation	13,200	16,017
Expense reimbursements and other	1,722	1,097
	$18,610	$23,785

Affiliate expenses and fees were comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Management fees	$10,536	$9,860	$30,552	$23,357
Incentive compensation	7,075	1,811	13,200	7,895
Expense reimbursements(A)	125	125	375	375
Total	$17,736	$11,796	$44,127	$31,627

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 7, 8, 11, 14 and 18 for a discussion of transactions with Nationstar. As of September 30, 2016, 63.8% and 34.0% of the UPB of the loans underlying New Residential’s investments in Excess MSRs and Servicer Advances, respectively, was serviced or master serviced by Nationstar. As of September 30, 2016, a total face amount of $4.1 billion of New Residential’s Non-Agency RMBS portfolio and approximately $28.5 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $14.2 billion as of September 30, 2016. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential in connection with the SLS Transaction, in 2014 and 2015, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2016, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.3 million. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of September 30, 2016, $534.7 million UPB of New Residential’s residential mortgage loans and $28.3 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Notes 1 and 9 for a discussion of a transaction with OneMain and Note 5 regarding co-investments with Fortress-managed funds.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Reclassification of net realized (gain) loss on securities into earnings	Gain on settlement of investments, net	$679	$(24,454)	$(15,072)	$(31,230)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	1,765	1,574	7,838	3,294
Total reclassifications		$2,444	$(22,880)	$(7,234)	$(27,936)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current:
Federal	$3,290	$505	$4,561	$1,135
State and Local	478	(982)	636	(2,073)
Total Current Income Tax Expense (Benefit)	3,768	(477)	5,197	(938)
Deferred:
Federal	16,375	(3,193)	12,575	8,764
State and Local	757	(2,262)	423	(2,879)
Total Deferred Income Tax Expense (Benefit)	17,132	(5,455)	12,998	5,885
Total Income Tax Expense (Benefit)	$20,900	$(5,932)	$18,195	$4,947

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

New Residential has recorded a net deferred tax asset of approximately $172.5 million as of September 30, 2016, primarily related to basis differences in all servicer advances held by New Residential’s TRSs and related net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of September 30, 2016, New Residential recorded a partial valuation allowance related to certain net operating losses and loan loss reserves as management does not believe that it is more likely than not that these deferred tax assets will be realized.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2016 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On September 23, 2016, New Residential’s Board of Directors declared a third quarter 2016 dividend of $0.46 per common share or $115.4 million, which was paid on October 28, 2016 to stockholders of record as of October 3, 2016.

In October 2016, New Residential entered into a $345.0 million corporate loan secured by Non-Agency Excess MSRs. The loan bears interest equal to 5.68% and matures in July 2021.

In October 2016, the Consumer Loan Companies, 53.5% owned and consolidated by New Residential, refinanced their outstanding asset-backed notes with a new asset-backed securitization. The issuance consisted of $1.7 billion of asset-backed notes comprised of six classes with maturity dates in November 2023 and March 2024, of which approximately $157.6 million was voluntarily retained by the Consumer Loan Companies. As a result, the Consumer Loan Companies will record approximately $4.7 million of loss on extinguishment of debt related to an unamortized discount.

See Note 9 for a subsequent event related to the purchase of consumer loans.

Servicer Advances Debt

In October 2016, New Residential, through its wholly owned subsidiary, NRZ Advance Receivables Trust 2015-ON1, issued servicer advance backed notes consisting of $500.0 million and $400.0 million of series 2016-T2 and series T3 term notes with maturity dates of October 2019 and October 2021, respectively, and repaid a portion of the existing VFN facility with the proceeds.

Walter Transaction

On August 8, 2016, New Residential Mortgage LLC (“NRM”), a Delaware limited liability company and a wholly-owned subsidiary of New Residential, entered into a flow and bulk agreement for the purchase and sale of mortgage servicing rights (the “Walter Purchase Agreement”) with Ditech Financial LLC (“Ditech”), a subsidiary of Walter Investment Management Corp. Pursuant to the Walter Purchase Agreement, NRM agreed to (i) purchase the MSRs and related servicing advances with respect to approximately 254,531 existing Fannie Mae residential mortgage loans with a total unpaid principal balance of approximately $32.3 billion (the “Existing MSRs”) for an aggregate purchase price of approximately $240.0 million in cash, including $28.1 million of servicing advances, subject to certain adjustments set forth in the Walter Purchase Agreement, and (ii) provide ongoing daily pricing to Ditech for the purchase of MSRs from Ditech relating to new mortgage loans originated or purchased by Ditech on a flow basis and pooled into Fannie Mae, Freddie Mac or, if applicable, Ginnie Mae (collectively, the “Agencies”) securities (the “Flow MSRs”). The purchase of the Existing MSRs closed on October 3, 2016. The initial term of the Walter Purchase Agreement is three years, with annual, one-year renewals thereafter, subject to certain termination rights; provided, that, NRM may decline to provide pricing for Flow MSRs on any day and may terminate the Walter Purchase Agreement with respect to Flow MSRs on 30 days’ notice. The purchase of the Existing MSRs and any Flow MSRs are subject to, among other customary conditions, the approval of the applicable Agencies, all of which were obtained for the Existing MSRs purchased. Ditech will initially service the mortgage loans related to the Existing MSRs and the Flow MSRs pursuant to the Subservicing Agreement referred to below.

On August 8, 2016, in connection with the Walter Purchase Agreement, Walter Investment Management Corp. (with its applicable subsidiaries, including Ditech, “Walter”), a Maryland corporation and the parent of Ditech, provided NRM with a payment and performance guaranty (the “Guaranty”) of Ditech’s obligations, including repurchase and indemnification obligations, under the Walter Purchase Agreement.

On August 8, 2016, in connection with the Walter Purchase Agreement, NRM and Ditech entered into a subservicing agreement (the “Subservicing Agreement”), pursuant to which Ditech agreed to act as subservicer for NRM and perform all of the actual servicing activities (“subservicing”) required under the servicing agreements relating to the Existing MSRs, any Flow MSRs purchased by NRM under the Walter Purchase Agreement and certain other MSRs that may be acquired in the future by NRM. Under the Subservicing Agreement and related documents, Ditech will perform all daily servicing obligations on behalf of NRM,

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
(dollars in tables in thousands, except share data)

including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff. Ditech agreed to perform subservicing on behalf of NRM at fixed prices set forth in the Subservicing Agreement for an initial term of one year, with annual, one-year renewals thereafter, subject to certain termination rights set forth in the Subservicing Agreement. With respect to NRM, the initial term of the Subservicing Agreement will expire on the first anniversary of the effective date and shall automatically terminate unless renewed on a month-by-month basis, subject to certain termination rights set forth in the Subservicing Agreement. NRM is responsible for all advance obligations related to the Existing MSRs and Flow MSRs. Based on the terms of the Subservicing Agreement, the estimated weighted average subservicing rate for the life of the Existing MSRs is 7.7 bps.

In addition, on August 8, 2016, New Residential entered into a “recapture agreement” with respect to the MSRs subserviced by Ditech. Under the recapture agreement, New Residential is entitled to the MSRs on any initial or subsequent refinancing by Ditech of a loan underlying the Existing MSRs or Flow MSRs.

WCO Transaction

NRM, Walter and Walter Capital Opportunity, LP have agreed in principle for the purchase and sale of substantially all of the assets of Walter Capital Opportunity, LP and its subsidiaries (“WCO”), along with certain related assets owned by Walter, which, collectively, represent an estimated $34.2 billion UPB of MSRs and $40.8 million of servicing advances, for an aggregate purchase price of approximately $299.9 million.

The transaction, which is subject to negotiation and execution of definitive documentation, regulatory approval and approval from the applicable Agencies, is expected to contain similar general terms, including term, representations and warranties, covenants and indemnification, and be subject to similar conditions precedent, such as regulatory and Agency approvals, as the Walter Purchase Agreement described above, as well as additional terms and conditions customary for a transaction of this type. There can be no assurance that definitive documentation will be entered into on the terms described herein, or at all, or that the required regulatory or Agency approvals will be obtained.

Upon acquisition of the assets in the WCO transaction, New Residential expects that Ditech will subservice the related mortgage loans for NRM under the Subservicing Agreement described above.

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

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold or committed to sell MSRs totaling more than $3 trillion since 2010. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 basis points (“bps”) multiplied by the UPB of the mortgages. As of the second quarter of 2016, the top 100 mortgage servicers serviced $8 trillion of mortgages, according to Inside Mortgage Finance. Of the $10 trillion mortgage debt outstanding, approximately 70% was serviced by banks as of the second quarter of 2016, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a more challenging servicing environment, among other reasons. As a result, we believe an elevated volume of MSR sales is likely for some period of time.

We estimate that MSRs covering up to $500 billion of mortgages are currently for sale, which would require a capital investment of approximately $3 billion based on current pricing dynamics. We believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs or other servicing assets, such as advances. In addition, approximately $1.9 trillion of new loans are expected to be originated in 2016, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe $2 to $2.5 trillion of MSRs could be sold or available over the next few years. While increased competition and market conditions for more recently originated MSRs have driven prices higher recently, we believe MSRs continue to offer attractive returns. There can be no assurance that we will make additional investments in MSRs or Excess MSRs or that any future investment in MSRs or Excess MSRs will generate returns similar to the returns on our original investments in MSRs or Excess MSRs.

Various market factors, which are outside of our control, affect our results of operations and financial condition. One such factor is developments in the U.S. residential housing market (mentioned above). Over the course of the first nine months of 2016, interest rates have been volatile. Changes in interest rates impact the performance of our portfolio. As an example, in periods of rising interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally decline. Conversely, in periods of declining interest rates, the rates of prepayments and delinquencies with respect to mortgage loans generally increase. Generally, the value of our Agency Excess MSRs is expected to increase when interest rates rise or delinquencies decline, and the value is expected to decrease when interest rates decline or delinquencies increase, due to the effect of changes in interest rates on prepayment rates and delinquencies.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described under “Risk Factors.” In the third quarter of 2016, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $17.2 million in the aggregate, primarily as a result of an increase in projected prepayment rates on our non-agency portfolio, while the weighted average discount rate of the portfolio decreased slightly to 9.8% from 9.9%.

The timing, size and potential returns of our future investments in MSRs and Excess MSRs may be less attractive than our prior investments in this sector due to a number of factors, most of which are beyond our control.  In addition to changes in interest rates, such factors include, but are not limited to, recent increased competition for more recently originated MSRs, which we believe is causing a related increase in the price for these assets.  In addition, regulatory and GSE approval processes have been more extensive and taken longer than the process and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions.

Beginning in 2012, we began to invest in RMBS as a complement to our Excess MSR portfolio. As of the second quarter of 2016, approximately $7 trillion of the $10 trillion of residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, and the balance was Non-Agency RMBS.

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

We do not expect changes in interest rates to have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of September 30, 2016 was 2.09%, compared to 0.95% as of June 30, 2016 and 2.15% as of December 31, 2015. For the nine months ended September 30, 2016, the spread changed primarily as a result of slightly higher funding costs partially offset by higher yields from new securities purchased during the first nine months of 2016, while the spread from June 30, 2016 changed primarily as a result of higher yield from new securities purchased during the third quarter of 2016, partially offset by slightly higher funding costs. The net interest spread on our Non-Agency RMBS portfolio as of September 30, 2016 was 3.22%, compared to 3.27% as of June 30, 2016 and 3.31% as of December 31, 2015. This spread changed primarily as a result of higher funding costs, partially offset by higher yields on securities purchased during the first nine months of 2016.

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

Credit performance affects the value of our portfolio. Higher rates of delinquency and/or defaults can reduce the value of our MSRs, Excess MSRs, Non-Agency RMBS, Agency RMBS and loan portfolios. For our MSRs and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan; defaults have an effect similar to prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal.

Corporate credit spreads generally tightened during the third quarter of 2016, which would generally have a favorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolio. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio coupled with the corporate credit spread tightening during the third quarter of 2016 and caused the overall same store value of this portfolio to increase significantly. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. For a discussion of the way in which interest rates, credit spreads and other market factors affect us, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. Our asset allocation and target assets may change over time, depending on our investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below (dollars in thousands), as of September 30, 2016.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$354,125,074	$1,421,557	9.5%	$1,599,956	6.3
Servicer Advances(B)	6,017,968	6,012,315	40.5%	6,043,369	4.5
Agency RMBS(C)	1,356,580	1,437,777	9.6%	1,434,308	5.6
Non-Agency RMBS(C)	6,671,272	3,446,822	23.1%	3,556,934	7.0
Residential Mortgage Loans	927,523	707,910	4.7%	705,481	3.0
Real Estate Owned	N/A	65,429	0.4%	60,459	N/A
Consumer Loans	1,833,558	1,825,980	12.2%	1,821,979	4.0
Total/Weighted Average		$14,917,790	100.0%	$15,222,486	5.2

Reconciliation to GAAP total assets:
Cash and restricted cash				541,801
Trades receivable				1,530,726
Deferred tax asset				172,510
Other assets				236,859
GAAP total assets				$17,704,382

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)	The outstanding face amount of Excess MSRs and servicer advances is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, respectively.

(C)	Amortized cost basis is net of impairment.

On August 8, 2016, we entered into the Walter Purchase Agreement pursuant to which we agreed to purchase MSRs with an aggregate UPB of approximately $32.3 billion. As a result of this transaction (which is described in Note 18 to our Condensed Consolidated Financial Statements included herein), as of October 3, 2016, we hold investments in full MSRs.

Servicing Related Assets

MSRs

An MSR may be divided into (i) a basic fee component and (ii) an Excess MSR. As discussed below, our investments in MSRs were limited to Excess MSRs as of September 30, 2016. As of October 3, 2016, we had approximately $211.9 million estimated carrying value of MSRs as a result of a transaction that closed in the fourth quarter. Refer to Note 18 in our Condensed Consolidated Financial Statements for further details on this transaction.

Excess MSRs

As of September 30, 2016, we had approximately $1.6 billion estimated carrying value of Excess MSRs (held directly and through joint ventures). As of September 30, 2016, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of mortgage loans with an aggregate UPB of approximately $354.1 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we may separately agree to do so and have separately purchased the servicer advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

Nationstar is the servicer of $226.0 billion UPB of the loans underlying our investments in Excess MSRs through September 30, 2016, and earns a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sold Excess MSRs to us, it generally retained a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

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

On April 6, 2015, we acquired Excess MSRs and Servicer Advances in connection with the HLSS Acquisition. Ocwen continues to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of September 30, 2016 is equal to 6.0 bps times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of September 30, 2016.

Summary of Direct Excess MSR Investments as of September 30, 2016

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$118.6	$82.2	28	bps	21	bps	32.5% - 66.7%	$457.7	$333.8
Recapture Agreements	—	—	29		22		32.5% - 66.7%	—	54.9
	118.6	82.2	28		21			457.7	388.7
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.8	$82.0	35		14		33.3% - 80.0%	$328.8	$227.9
Recapture Agreements	—	—	26		20		33.3% - 80.0%	—	13.8
Ocwen Serviced Pools	156.4	126.1	44		14		100.0%	917.1	773.6
	305.2	208.1	42		14			1,245.9	1,015.3
Total/Weighted Average	$423.8	$290.3	38	bps	16	bps		$1,703.6	$1,404.0

(A)	The MSR is a weighted average as of September 30, 2016, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR, as of September 30, 2016 (Note 6 to our Condensed Consolidated Financial Statements) on $194.2 billion UPB underlying these Excess MSRs.

Summary Excess MSR Investments Through Equity Method Investees as of September 30, 2016

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$63.8	32	bps	20	bps	50.0%	66.7%	33.3%	$314.3
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	60.7
Total/Weighted Average	$125.2	$63.8	32	bps	20	bps				$375.0

(A)	The MSR is a weighted average as of September 30, 2016, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of September 30, 2016 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$281,684	$118,585,641	$71,724,846	460,067	704	4.4%	287	89	10.7%	19.9%	18.9%	1.3%	26.0%
Recaptured Loans	52,132	—	10,434,740	60,770	720	4.3%	298	22	0.3%	11.2%	11.0%	0.3%	26.9%
Recapture Agreement	54,948	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$388,764	$118,585,641	$82,159,586	520,837	706	4.4%	288	79	9.4%	18.8%	17.9%	1.1%	26.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$219,139	$148,839,262	$79,925,499	426,176	670	4.3%	285	128	43.1%	15.4%	10.9%	5.0%	10.7%
Recaptured Loans	8,744	—	2,085,265	9,438	739	4.2%	291	16	2.8%	19.3%	19.3%	—%	37.0%
Recapture Agreement	13,783	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	773,622	156,374,134	126,120,662	858,068	643	4.6%	305	131	19.0%	10.9%	7.1%	4.0%	—%
	$1,015,288	$305,213,396	$208,131,426	1,293,682	650	4.5%	300	130	28.1%	12.0%	8.1%	4.2%	3.2%
Total/Weighted Average(I)	$1,404,052	$423,799,037	$290,291,012	1,814,519	661	4.5%	298	120	22.8%	13.4%	10.1%	3.6%	10.1%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.0%	1.2%	1.1%	1.6%	0.4%	0.3%
Recaptured Loans	1.4%	0.3%	0.3%	0.3%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.6%	1.1%	1.0%	1.4%	0.3%	0.3%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	8.9%	2.3%	3.1%	8.5%	1.6%	2.3%
Recaptured Loans	1.0%	0.1%	0.1%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	7.5%	4.2%	5.7%	8.1%	2.3%	2.0%
	7.8%	3.7%	5.0%	8.2%	2.1%	2.1%
Total/Weighted Average(I)	7.0%	3.2%	4.3%	6.9%	1.8%	1.7%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

(E)
Three Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.

(F)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR as of September 30, 2016 (Note 6 to our Condensed Consolidated Financial Statements included herein) on $194.2 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $2.9 billion of UPB are as of August 31, 2016.

(I)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of September 30, 2016 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	NRZ Effective Ownership %	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$215,484	$125,191,420	$49,497,551	33.3%	408,587	686	5.0%	280	102	10.4%	21.4%	18.9%	3.0%	28.1%
Recaptured Loans	98,781	—	14,336,511	33.3%	95,304	701	4.3%	296	27	0.5%	12.1%	12.0%	0.4%	36.0%
Recapture Agreement	60,697	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/ Weighted Average(G)	$374,962	$125,191,420	$63,834,062		503,891	690	4.8%	284	85	8.2%	19.6%	17.5%	2.5%	29.3%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.4%	1.7%	1.0%	2.8%	1.0%	0.5%
Recaptured Loans	2.8%	0.8%	0.5%	0.4%	—%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	4.8%	1.5%	0.9%	2.3%	0.8%	0.4%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

(G)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

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

The following is a summary of the investments in Servicer Advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2016					Nine Months Ended September 30, 2016
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances(C)	$6,012,315	$6,043,369	5.4%	5.3%	4.5	$4,328

(A)	Carrying Value represents the fair value of the investment in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes our asset-backed securities collateralized by Servicer Advances, which have an aggregate face amount of $249.0 million and an aggregate carrying value of $250.7 million as of September 30, 2016.

The following is additional information regarding our Servicer Advances, and related financing, as of September 30, 2016 (dollars in thousands):

					Loan-to-Value(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
Servicer Advances(D)	$194,223,701	$6,017,968	3.1%	$5,907,803	94.5%	93.3%	3.5%	2.8%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) on which we received financing. If we were to include these DSF in the servicer advance balance, gross and net LTV as of September 30, 2016 would be 89.7% and 88.6%, respectively. Also excludes retained non-agency bonds with a current face amount of $110.1 million from the outstanding Servicer Advances debt. If we were to sell these bonds, gross and net LTV as of September 30, 2016 would be 96.3% and 95.1%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investment in Servicer Advances:

September 30, 2016
Principal and interest advances	$1,651,576
Escrow advances (taxes and insurance advances)	2,786,203
Foreclosure advances	1,580,189
Total	$6,017,968

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of September 30, 2016, we owned an approximately 44.5% interest in the Buyer.

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

The Nationstar Servicing Fee is equal to a fixed percentage (the “Servicing Fee Percentage”) of the amounts from the purchased basic fee. The Servicing Fee Percentage as of September 30, 2016 is equal to approximately 9.3%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.6 bps on a weighted average basis as of September 30, 2016. The SLS servicing fee is equal to 10.75 bps times the UPB of the underlying loans, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 12% times the servicing fee collections of the underlying loans, which as of September 30, 2016 is equal to 6.0 bps times the UPB of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related Sale Supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amount of $29.3 million during the nine months ended September 30, 2016.

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

In addition to its direct investments in Servicer Advances, New Residential has also invested in asset-backed securities collateralized by servicer advances, which are summarized as of September 30, 2016 as follows (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Servicer Advance Bonds	$249,000	$248,696	$2,025	$—	$250,721	$223,432

(A)	Fair value, which is equal to carrying value for all securities.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2016 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$151,930	$163,779	$—	$(3,645)	$160,134	$154,066
Agency Specified Pools	1,204,650	1,273,998	337	(161)	1,274,174	—
Agency RMBS	$1,356,580	$1,437,777	$337	$(3,806)	$1,434,308	$154,066

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of September 30, 2016 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$151,930	$163,779	100.0%	$160,134	2.8%	1.7%	N/A	2.0%	8.9%	4

(A)
Of these investments, 94.8% reset based on 12-month LIBOR index, 3.1% reset based on one-month LIBOR, and 2.1% reset based on the one-year Treasury Constant Maturity Rate. After the initial fixed period, 96.9% of these securities will reset annually and 3.1% will reset semi-annually.

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

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of September 30, 2016 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3 Month CPR(B)
Pre-2006	3	$8,700	$9,362	0.6%	$9,164	4.3	11.5%
2006	1	1,794	1,938	0.1%	1,885	4.4	60.0%
2007	3	4,541	4,826	0.3%	4,715	4.5	11.1%
2008	3	5,769	6,259	0.4%	6,096	4.0	15.2%
2009	3	12,741	13,819	1.0%	13,396	4.3	18.2%
2010	10	71,549	77,557	5.4%	75,609	4.6	26.0%
2011	1	4,013	4,013	0.3%	3,959	4.6	30.4%
2012 and later	52	1,247,473	1,320,003	91.9%	1,319,484	5.7	2.1%
Total/Weighted Average	76	$1,356,580	$1,437,777	100.0%	$1,434,308	5.6	3.8%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of September 30, 2016:

Net Interest Spread(A)
Weighted Average Asset Yield	2.79%
Weighted Average Funding Cost	0.70%
Net Interest Spread	2.09%

(A)
The Agency RMBS portfolio consists of 11.4% floating rate securities and 88.6% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2016 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$6,671,272	$3,446,822	$122,171	$(12,059)	$3,556,934	$2,622,465

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2016 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2004	CCC+	143	$285,624	$193,018	6.0%	$201,048	9.3%	0.8%	6.3	2.8%
2004	CCC	98	387,657	272,271	8.5%	283,124	13.1%	1.6%	8.3	2.5%
2005	CC	82	925,239	645,840	20.2%	662,020	11.3%	2.6%	8.7	1.3%
2006 and later	CCC-	145	4,823,753	2,086,996	65.3%	2,160,021	10.4%	1.9%	7.2	1.6%
Total/Weighted Average	CCC-	468	$6,422,273	$3,198,125	100.0%	$3,306,213	10.8%	1.9%	7.6	1.7%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2004	13.0	0.04	2.5%	7.8%	4.4%
2004	12.4	0.11	9.3%	13.0%	9.4%
2005	11.4	0.10	6.2%	15.5%	37.3%
2006 and later	10.2	0.44	5.6%	13.8%	22.8%
Total/Weighted Average	10.8	0.32	7.6%	13.7%	18.9%

(A)	Excludes $249.0 million face amount of bonds backed by servicer advances.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 187 bonds with a carrying value of $566.9 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2016.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2016.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $243.5 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $173.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of September 30, 2016:

Net Interest Spread(A)
Weighted Average Asset Yield	5.46%
Weighted Average Funding Cost	2.24%
Net Interest Spread	3.22%

(A)	The Non-Agency RMBS portfolio consists of 77.4% floating rate securities and 22.6% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying mortgage loans within these various securitization trusts is approximately $160.0 billion.

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

Residential Mortgage Loans

As of September 30, 2016, we had approximately $0.9 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $641.9 million and notes and bonds payable with an aggregate face amount of approximately $13.2 million. We acquired these loans through open market purchases, as well as through the exercise of call rights, as described below.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2016 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Reverse Mortgage Loans(E)(F)	$23,878	$11,836	77	7.3%	4.5	15.7%	134.2%	71.8%	N/A
Performing Loans(G) (I)	103,234	107,167	1,750	4.1%	4.2	4.6%	75.2%	10.4%	610
Non-performing Loans(H)(I)	800,411	586,478	4,280	7.1%	2.8	17.8%	102.8%	79.8%	579
Total Residential Mortgage Loans, held-for-sale	$927,523	$705,481	6,107	6.7%	3.0	16.2%	100.6%	71.9%	583

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB is $0.4 million. Approximately 66% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)
Includes loans that are current or less than 30 days past due at acquisition where we expect to collect all contractually required principal and interest payments. Presented net of unamortized premiums of $4.8 million.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of September 30, 2016, we have placed all of these loans on nonaccrual status, except as described in (I) below.

(I)	Includes $56.5 million and $99.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status because contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

In April 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The Consumer Loan Companies acquired the portfolio from HSBC Finance Corporation and its affiliates. We acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, OneMain, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and funds managed by Blackstone Tactical Opportunities Advisors LLC acquired 23%. OneMain acted as the managing member of the Consumer Loan Companies. After a servicing transition period, OneMain became the servicer of the loans and provides all servicing and advancing functions for the portfolio. The Consumer Loan Companies initially financed approximately 73% of the original purchase price with asset-backed notes. In September 2013, the Consumer Loan Companies issued and sold additional asset-backed notes that were subordinate to the debt issued in April 2013. On October 3, 2014, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization. The proceeds in excess of the refinanced debt were distributed to the respective co-investors, which reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain. Subsequent to this refinancing, we discontinued recording our share of the underlying earnings of the Consumer Loan Companies.

On March 31, 2016, we entered into the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements). As a result, we own 53.5% of, and consolidate, the Consumer Loan Companies.

In August 2016, we agreed to purchase up to $140.0 million UPB of newly originated consumer loans from a third party prior to September 30, 2016. We purchased $92.6 million UPB of loans through September 30, 2016 for an aggregate purchase price, including related costs, of $92.1 million. In October 2016, we extended the terms of the agreement through October 2016 and purchased an additional $34.3 million UPB of loans for an aggregate purchase price of $34.2 million. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment.

The table below summarizes the collateral characteristics of the consumer loans as of September 30, 2016 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,833,558	69.0%	31.0%	211,136	639	18.1%	11.2%	132	4.0	2.9%	1.7%	2.5%	15.2%	5.5%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

(B)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.

(C)
12-Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the twelve months as a percentage of the total principal balance of the pool, net of draws on revolving loans.

(D)
12-Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the twelve months as a percentage of the total principal balance of the pool.

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

Our critical accounting policies as of September 30, 2016, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2015, except as described below.

In addition, we have presented below an analysis of the sensitivity of the estimated fair value of our interests in Excess MSRs to changes in certain valuation assumptions.

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of September 30, 2016 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2016	$1,404,052
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,523,122	$1,461,084	$1,351,473	$1,302,870
Change in estimated fair value:
Amount	$119,070	$57,032	$(52,579)	$(101,182)
%	8.5%	4.1%	(3.7)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,530,692	$1,465,244	$1,346,757	$1,293,034
Change in estimated fair value:
Amount	$126,640	$61,192	$(57,295)	$(111,018)
%	9.0%	4.4%	(4.1)%	(7.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,407,916	$1,405,676	$1,401,193	$1,398,951
Change in estimated fair value:
Amount	$3,864	$1,624	$(2,859)	$(5,101)
%	0.3%	0.1%	(0.2)%	(0.4)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,389,539	$1,396,746	$1,411,461	$1,418,974
Change in estimated fair value:
Amount	$(14,513)	$(7,306)	$7,409	$14,922
%	(1.0)%	(0.5)%	0.5%	1.1%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of September 30, 2016 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2016	$195,904
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$212,549	$203,865	$188,586	$181,840
Change in estimated fair value:
Amount	$16,645	$7,961	$(7,318)	$(14,064)
%	8.5%	4.1%	(3.7)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$210,483	$203,006	$189,159	$182,753
Change in estimated fair value:
Amount	$14,579	$7,102	$(6,745)	$(13,151)
%	7.4%	3.6%	(3.4)%	(6.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$199,197	$197,551	$194,257	$192,610
Change in estimated fair value:
Amount	$3,293	$1,647	$(1,647)	$(3,294)
%	1.7%	0.8%	(0.8)%	(1.7)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$189,528	$192,696	$199,154	$202,445
Change in estimated fair value:
Amount	$(6,376)	$(3,208)	$3,250	$6,541
%	(3.3)%	(1.6)%	1.7%	3.3%

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

We have invested in Nationstar serviced servicer advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of September 30, 2016, we owned an approximately 44.5% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a variable interest entity. As a result of our managing member interest, which represents a controlling financial interest, we have determined that we are the primary beneficiary and consolidate the Buyer and its wholly owned subsidiaries, and we reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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
Trades receivable
Deferred tax asset, net
Other assets, except as described above

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	2016	2015	Amount
Interest income	$282,388	$182,341	$100,047	$749,901	$444,891	$305,010
Interest expense	96,488	77,558	18,930	278,401	193,408	84,993
Net Interest Income	185,900	104,783	81,117	471,500	251,483	220,017

Impairment
Other-than-temporary impairment (OTTI) on securities	1,765	1,574	191	7,838	3,294	4,544
Valuation and loss provision (reversal) on loans and real estate owned	18,275	(3,341)	21,616	41,845	2,408	39,437
	20,040	(1,767)	21,807	49,683	5,702	43,981

Net interest income after impairment	165,860	106,550	59,310	421,817	245,781	176,036

Other Income
Change in fair value of investments in excess mortgage servicing rights	(17,060)	1,131	(18,191)	(24,397)	(274)	(24,123)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	6,261	8,427	(2,166)	8,608	16,443	(7,835)
Change in fair value of investments in servicer advances	21,606	(18,738)	40,344	4,328	(1,845)	6,173
Gain on consumer loans investment	—	14,385	(14,385)	9,943	33,342	(23,399)
Gain on remeasurement of consumer loans investment	—	—	—	71,250	—	71,250
Gain (loss) on settlement of investments, net	(17,079)	(21,482)	4,403	(44,290)	(5,514)	(38,776)
Other income (loss), net	32,973	(1,548)	34,521	13,458	(10,032)	23,490
	26,701	(17,825)	44,526	38,900	32,120	6,780

Operating Expenses
General and administrative expenses	8,777	19,563	(10,786)	28,082	49,362	(21,280)
Management fee to affiliate	10,536	9,860	676	30,552	23,357	7,195
Incentive compensation to affiliate	7,075	1,811	5,264	13,200	7,895	5,305
Loan servicing expense	14,187	1,668	12,519	30,037	9,510	20,527
	40,575	32,902	7,673	101,871	90,124	11,747

Income (Loss) Before Income Taxes	151,986	55,823	96,163	358,846	187,777	171,069
Income tax expense (benefit)	20,900	(5,932)	26,832	18,195	4,947	13,248
Net Income (Loss)	$131,086	$61,755	$69,331	$340,651	$182,830	$157,821
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$32,178	$7,193	$24,985	$61,355	$17,174	$44,181
Net Income (Loss) Attributable to Common Stockholders	$98,908	$54,562	$44,346	$279,296	$165,656	$113,640

Interest Income

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Interest income increased by $100.0 million, primarily attributable to incremental interest income of (i) $77.2 million mainly from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, (ii) $29.9 million from Real Estate Securities largely due to an increase in the size of the Non-Agency securities portfolio and an increase in the amount of accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the exercise of call rights, and (iii) $5.1 million from Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio from September 30, 2015 to September 30, 2016. The increase was offset by decreases in interest income of (iv) $7.9 million from Excess MSRs driven by faster projected prepayment speeds on our Non-Agency Excess MSR portfolio, and (v) $3.8 million from servicer advance investments driven by lower recoveries of HLSS servicing advances partially offset by increased recoveries of the Buyer’s servicing advances and a higher forward LIBOR curve during three months ended September 30, 2016 as compared to September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Interest income increased by $305.0 million, primarily attributable to incremental interest income of (i) $155.5 million mainly from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, (ii) $18.9 million from Excess MSR investments due to additional investments made after September 30, 2015, as well as holding Excess MSR investments acquired through the HLSS Acquisition on April 6, 2015 for three full quarters in 2016, and (iii) $9.0 million from servicer advance investments due primarily to holding the Servicer Advances acquired through the HLSS Acquisition on April 6, 2015 for three full quarters in 2016. Interest income further increased by (iv) $106.3 million largely due to an increase in the size of Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the exercise of call rights, and (v) $15.3 million from Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio during the nine months ended September 30, 2016, specifically the FNMA loan pool acquired in December 2015.

Interest Expense

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Interest expense increased by $18.9 million primarily attributable to increases of (i) $18.0 million on the Consumer Loan securitization notes assumed as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, (ii) $9.3 million of interest on repurchase agreements and financings on Real Estate Securities and Residential Mortgage Loans in which we made additional levered investments subsequent to September 30, 2015, and (iii) $1.1 million in interest on corporate loans secured by Excess MSRs as a result of a higher average outstanding debt balance. The increase was offset by a decrease in interest expense of (iv) $9.5 million from servicer advance investments driven by a lower average outstanding debt balance.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Interest expense increased by $85.0 million primarily attributable to increases of (i) $25.3 million of interest on financings related to Servicer Advances primarily acquired through the HLSS Acquisition on April 6, 2015, (ii) $36.7 million on the Consumer Loan segment including the securitization notes assumed as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, (iii) $19.3 million of interest on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to September 30, 2015, (iv) $4.5 million of interest expense on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio, and (v) $3.4 million of interest on corporate loans secured by Excess MSRs as a result of a higher average outstanding debt balance during the nine months ended September 30, 2016. The increase was partially offset by a $4.2 million decrease in interest on corporate loans assumed as part of HLSS Acquisition and subsequently repaid in full in 2015.

Other-Than-Temporary Impairment on Securities

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The other-than-temporary impairment on securities increased by $0.2 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily resulting from a decline in fair values below their amortized cost basis on a greater portion of our Non-Agency RMBS as of September 30, 2016.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The other-than-temporary impairment on securities increased by $4.5 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily resulting from a decline in fair values below their amortized cost basis on a greater portion of our Non-Agency RMBS as of September 30, 2016.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The $21.6 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) consumer loan provision expense of $18.5 million on loans acquired as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016 and certain newly originated consumer loans acquired during the third quarter of 2016 and (ii) REO impairment increased by $7.1 million due primarily to a decline in home prices. This increase was partially offset by (iii) a decrease of $4.0 million of reserve related to certain GNMO EBO servicer advance receivables during the three months ended September 30, 2016.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The $39.4 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) consumer loan provision expense of $34.5 million on loans acquired as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016 and certain newly originated consumer loans acquired during the third quarter of 2016 and (ii) REO impairment increased by $8.9 million due primarily to a decline in home prices. This increase was partially offset by (iii) a decrease of $4.0 million of reserve related to certain GNMO EBO servicer advance receivables during the nine months ended September 30, 2016.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The change in fair value of investments in excess mortgage servicing rights decreased by $18.2 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease primarily relates to negative mark-to-market fair value adjustments of $17.1 million during the three months ended September 30, 2016 compared to positive adjustments of $1.1 million during the three months ended September 30, 2015. The mark-to-market adjustments during the three months ended September 30, 2016 were primarily due to faster projected prepayment speeds on our Non-Agency Excess MSR portfolio.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The change in fair value of investments in excess mortgage servicing rights decreased by $24.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease primarily relates to an increase in the negative mark-to-market fair value adjustments to $24.4 million during the nine months ended September 30, 2016 compared to $0.3 million during the nine months ended September 30, 2015. The mark-to-market adjustments during the nine months ended September 30, 2016 were primarily due to faster projected prepayment speeds on our Non-Agency Excess MSR portfolio.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $2.2 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease primarily relates to positive mark-to-market fair value adjustments of $6.2 million during the three months ended September 30, 2016 compared to $8.4 million during the three months ended September 30, 2015. The positive mark-to-market adjustments during the three months ended September 30, 2016 were primarily due to slower projected prepayment speeds on our Agency Excess MSR portfolio.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $7.8 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease primarily relates to positive mark-to-market fair value adjustments of $8.6 million during the nine months ended September 30, 2016 compared to $16.4 million during the nine months ended September 30, 2015. The positive mark-to-market adjustments during the nine months ended September 30, 2016 were primarily due to slower projected prepayment speeds on our Agency Excess MSR portfolio.

Change in Fair Value of Investments in Servicer Advances

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The change in fair value of investments in Servicer Advances increased by $40.3 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase primarily relates to asset mark-ups of $21.6 million during the three months ended September 30, 2016 compared to mark-downs of $18.7 million during the three months ended September 30, 2015. The net increase in value during the three months ended September 30, 2016 was primarily due to higher recoveries than projected and higher forward LIBOR curve as compared to prior projections. The decrease in fair value of investments in Servicer Advances for the three months ended September 30, 2015 was primarily due to a lower performance fee adjustment related to HLSS servicing advances resulting from a lower forward LIBOR curve as compared to prior projections.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The change in fair value of investments in Servicer Advances increased by $6.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase primarily relates to asset mark-ups of $4.3 million during the nine months ended September 30, 2016 compared to mark-downs of $1.9 million during the nine months ended September 30, 2015. The net increase in value during the nine months ended September 30, 2016 was primarily due to a decrease in discount rate and an increase in the spread assumption related to the Buyer’s assets, partially offset by a lower performance fee adjustment related to HLSS servicing advances and lower retained fees on the Buyer’s assets resulting from a lower forward LIBOR curve as compared to prior projections. The net decrease in fair value of investments in Servicer Advances for the nine months ended September 30, 2015 was primarily due to a lower performance fee adjustment related to HLSS servicing advances resulting from a lower forward LIBOR curve as compared to prior projections.

Gain on Consumer Loans Investment

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Gain on consumer loans investment decreased by $14.4 million as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Gain on consumer loans investment decreased by $23.4 million as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Gain on Remeasurement of Consumer Loans Investment

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Gain on remeasurement of consumer loans investment was a one-time gain recognized in the three months ended March 31, 2016 as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) whereby New Residential obtained a controlling financial interest in SpringCastle, which triggered the application of the acquisition model in ASC No. 805, including the fair value recognition of all net assets over which control has been obtained and the remeasurement of any previously held noncontrolling interest. Such gain on remeasurement was not included in the three months ended September 30, 2016 or 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Gain on remeasurement of consumer loans investment of $71.3 million represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements).

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Gain (loss) on settlement of investments increased by $4.4 million, primarily related to (i) decreased loss on settlement of derivatives of $19.6 million, (ii) increased gain on sale of REO of $4.1 million, and (iii) increased gain on sale of residential mortgage loans of $8.3 million, partially offset by (iv) increased loss on sale of real estate securities of $25.1 million, (v) increased loss on liquidated residential mortgage loans of $1.5 million, and (vi) an increase in other losses of $1.0 million due primarily to increased loss on extinguishment of debt as a result of a Servicer Advances term note repayment during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Gain (loss) on settlement of investments decreased by $38.8 million, primarily related to (i) decreased gain on sale of residential mortgage loans of $22.7 million, as the first two quarters of 2015 included the sale of the majority of the existing portfolio, (ii) increased loss on settlement of derivatives of $17.0 million, (iii) decreased gain on sale of real estate securities of $16.2 million, and (iv) decreased gain on liquidated residential mortgage loans of $2.1 million, partially offset by (v) increased gain on sale of REO of $15.0 million, and (vi) increased other gains of $4.2 million due to decreased loss on extinguishment of debt as a result of a lower volume of Servicer Advances term note repayment and facility closings, and decreased write-off of financing fees as a result of corporate loans repayment, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Other Income (Loss), Net

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Other income (loss), net increased by $34.5 million, primarily attributable to (i) a $36.1 million net increase in unrealized gains on interest rate swaps, interest rate caps, and TBAs, (ii) increased gain on transfer of loans to REO of $3.1 million, (iii) increased unrealized gain on other ABS of $1.4 million, and (iv) increased gain on Excess MSR recapture agreements of $0.1 million, partially offset by (v) decreased other income of $6.2 million due primarily to a decrease in Ocwen downgrade reimbursement income and an increase in servicer advance expenses partially offset by an increase in gain on transfer to HUD, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Other income (loss), net increased by $23.5 million, primarily attributable to (i) a $8.9 million net decrease in unrealized losses on interest rate swaps, partially offset by an increase in unrealized losses on interest rate caps and TBAs, (ii) an increased gain on transfer of loans to REO of $13.6 million, (iii) decreased unrealized loss on other ABS of $0.9 million, and (iv) increased other income of $0.2 million due primarily to an increase in Ocwen downgrade reimbursement income and increase in gain on transfer to HUD partially offset by increase in servicer advance expenses, partially offset by (v) decreased gain on Excess MSR recapture agreements of $0.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

General and Administrative Expenses

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

General and administrative expenses decreased by $10.8 million primarily attributable to (i) $1.7 million in retention bonus and severance related to HLSS employees, (ii) $0.8 million of acquisition-related legal deal expenses, which were both associated with our acquisition of HLSS on April 6, 2015, and (iii) $9.1 million related to a settlement agreement with certain HSART Bondholders during the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

General and administrative expenses decreased by $21.3 million primarily attributable to (i) $5.9 million in retention bonus and severance related to HLSS employees associated with our acquisition of HLSS on April 6, 2015, (ii) $10.2 million of acquisition-related legal deal expenses due to our acquisition of HLSS, and (iii) $9.1 million related to a settlement agreement with certain HSART Bondholders during the nine months ended September 30, 2015, partially offset by (iv) $1.7 million legal deal expenses related to the SpringCastle Transaction and (v) $1.3 million of expenses related to technology enhancements during the nine months ended September 30, 2016.

Management Fee to Affiliate

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Management fee to affiliate increased by $0.7 million as a result of increases to our gross equity subsequent to September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Management fee to affiliate increased by $7.2 million as a result of increases to our gross equity subsequent to September 30, 2015.

Incentive Compensation to Affiliate

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Incentive compensation to affiliate increased by $5.3 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Incentive compensation to affiliate increased by $5.3 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, and excluding the Gain on Remeasurement of Consumer Loans Investment, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Loan Servicing Expense

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Loan servicing expense increased by $12.5 million due to (i) $11.9 million of loan servicing expense on Consumer Loans, held for investment as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016 , and (ii) a $0.8 million increase in servicing expense on the Residential Mortgage Loans due to a larger average portfolio, partially offset by (iii) $0.4 million decrease in servicing expense on the Real Estate Securities due to updates to fee schedules in the three months ended September 30, 2016.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Loan servicing expense increased by $20.5 million due to (i) $23.2 million of loan servicing expense on Consumer Loans, held for investment as a result of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) on March 31, 2016, and (ii) a $2.1 million increase in servicing expense on the Residential Mortgage Loans and Real Estate Securities due to a larger average portfolio, partially offset by (iii) a $5.3 million decrease in servicing expense on the Residential Mortgage Loans due to a reclassification of servicer advance expenses to Other Income for the nine months ended September 30, 2016.

Income Tax Expense (Benefit)

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Income tax expense (benefit) increased by $26.8 million primarily due to the increase in the net deferred tax expense resulting from changes in mark-to-market fair value adjustments on investments in Servicer Advances and other book to tax differences.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Income tax expense (benefit) increased by $13.2 million primarily due to the increase in the net deferred tax expense resulting from changes in mark-to-market fair value adjustments on investments in Servicer Advances and other book to tax differences.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Noncontrolling interests in income of consolidated subsidiaries increased by $25.0 million primarily due to (i) $13.3 million from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) during the three months ended September 30, 2016, which are 46.5% owned by third parties, and (ii) $11.7 million from a net increase in interest income earned on the Buyer’s levered assets as they are repaid over time, a net increase in the change in fair value of the Buyer’s assets, and a decrease in interest expense during the three months ended September 30, 2016.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Noncontrolling interests in income of consolidated subsidiaries increased by $44.2 million primarily due to (i) $28.0 million from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements) during the nine months ended September 30, 2016, which are 46.5% owned by third parties, (ii) $11.1 million from a net increase in the change in fair value of the Buyer’s assets and a decrease in interest expense, partially offset by a net decrease in interest income earned on the Buyer’s levered assets, and (iii) $5.1 million from HLSS shareholders’ interests in the net loss of HLSS Ltd during the nine months ended September 30, 2015.

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

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2016, we had outstanding repurchase agreements with an aggregate face amount of approximately $4.9 billion to finance residential mortgage loans, real estate owned, consumer loans, Non-Agency RMBS and Agency RMBS. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 4% for Agency RMBS, 10% - 60% for Non-Agency RMBS, and 5% - 40% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	September 30, 2016
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,614,256	$1,614,256	Oct-16 to Dec-16	0.70%	0.1	$1,591,692	$1,684,858	$1,680,197	0.5
Non-Agency RMBS (E)	Various	2,622,466	2,622,466	Oct-16 to Mar-17	2.24%	0.1	6,312,788	3,396,357	3,502,317	7.0
Residential Mortgage Loans(F)	Various	556,538	554,991	Oct-16 to Sep-18	3.01%	0.5	882,312	685,345	682,916	3.0
Real Estate Owned(G)(H)	Various	85,403	85,163	Oct-16 to Sep-18	3.09%	0.4	N/A	N/A	108,051	N/A
Consumer Loan Investment(I)	Apr-15	53,068	53,068	Oct-16	5.61%	0.1	N/A	N/A	123,184	4.1
Total Repurchase Agreements		4,931,731	4,929,944		1.87%	0.1
Notes and Bonds Payable
Secured Corporate Notes(J)	Various	270,511	268,290	Apr-18 to Jun-19	5.28%	1.8	247,538,861	801,924	940,117	5.9
Servicer Advances(K)	Various	5,907,803	5,897,747	Mar-17 to Jun-19	3.52%	1.0	6,017,968	6,012,315	6,043,369	4.5
Residential Mortgage Loans(L)	Oct-15	9,789	9,614	Oct-16	3.39%	0.1	14,243	8,086	8,086	4.5
Consumer Loans(M) (N)	Various	1,659,453	1,654,129	Sep-19 to Apr-34	4.31%	3.1	1,822,593	1,812,730	1,811,115	4.0
Receivable from government agency(L)	Oct-15	3,429	3,429	Oct-16	3.39%	0.1	N/A	N/A	4,068	N/A
Total Notes and Bonds Payable		7,850,985	7,833,209		3.74%	1.5
Total/ Weighted Average		$12,782,716	$12,763,153		3.02%	1.0

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of October 2016 were refinanced, extended, or repaid.

(C)	These repurchase agreements had approximately $6.7 million of associated accrued interest payable as of September 30, 2016.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.5 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $89.2 million on retained servicer advance bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
The repurchase agreement bears interest equal to three-month LIBOR plus 5.00% and is collateralized by 56% of our interest in the Consumer Loan Companies (Note 9 to our Condensed Consolidated Financial Statements).

(J)
The loans bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our Excess MSRs that secure these notes.

(K)
$2.2 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.1% to 2.2%.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

(M)
Includes the debt assumed in the SpringCastle Transaction (Note 1 to our Condensed Consolidated Financial Statements), which is comprised of the following classes of asset-backed notes (collectively, the “2014-A Notes”) held by third parties: $637.1 million UPB of Class A notes with a coupon of 2.7% and a stated maturity date in May 2023 (the “Class A Notes”); $427.0 million UPB of Class B notes with a coupon of 4.61% and a stated maturity date in October 2027 (the “Class B Notes”); $331.2 million UPB of Class C notes with a coupon of 5.59% and a stated maturity date in October 2033 (the “Class C Notes”); and $199.8 million UPB of Class D notes with a coupon of 6.82% and a stated maturity date in April

2034 (the “Class D Notes”). Prior to the payment date in October 2016, the redemption price for any class of the outstanding 2014-A Notes shall be the sum of (i) 100% of the UPB of the 2014-A Notes of the applicable class to be redeemed, plus (ii) the applicable Specified Call Premium Amount (as defined below) for such 2014-A Notes, plus (iii) accrued and unpaid interest and fees in respect of such 2014-A Notes. On or after the payment date occurring in October 2016, the redemption price for any class of 2014-A Notes shall be the sum of (i) 100% of the UPB of the 2014-A Notes of the applicable class to be redeemed, plus (ii) accrued and unpaid interest and fees in respect of such 2014-A Notes. The “Specified Call Premium Amount” on any payment date for any class of 2014-A Notes shall mean (i) in the case of Class A Notes, an amount equal to 1.00% of the UPB of the Class A Notes to be redeemed and (ii) in the case of the Class B Notes, the Class C Notes and the Class D Notes, an amount equal to (a) the product of (1) with respect to the Class B Notes, 0.75%, with respect to the Class C Notes, 1.00% and with respect to the Class D Notes, 2.00%, times (2) the UPB of the 2014-A Notes of such class to be redeemed on such payment date, times (3) the number of days, computed on a 30/360 basis, from and including such payment date to but excluding the payment date occurring in October 2016, divided by (b) 360.

(N)	Includes a $64.3 million face amount note collateralized by newly originated consumer loans which bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including Servicer Advances, such collateral is not available to other creditors of ours.

We have margin exposure on $4.9 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands).

		Nine Months Ended September 30, 2016
	Outstanding Balance at September 30, 2016	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,614,256	$1,641,462	$1,683,305	0.67%
Non-Agency RMBS	2,622,466	1,859,811	2,622,466	2.03%
Residential Mortgage Loans	556,538	751,270	974,408	2.90%
Real Estate Owned	85,403	96,677	123,677	2.99%
Consumer Loans	53,068	46,165	53,068	5.61%
Notes and Bonds Payable
Servicer Advances	2,834,546	2,969,657	4,000,289	2.57%
Residential Mortgage Loans	9,789	12,506	15,652	3.31%
Real Estate Owned	3,429	3,430	3,877	3.31%
Total/Weighted Average	$7,779,495	$7,380,978		2.04%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016
Repurchase Agreements
Agency RMBS	$1,637,506	$1,650,738	1,636,200
Non-Agency RMBS	1,369,703	1,959,069	2,259,505
Residential Mortgage Loans	889,834	672,344	692,282
Real Estate Owned	87,270	99,796	102,896
Consumer Loans	34,569	35,609	22,153

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of September 30, 2016, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2016	$—	$4,176,165	$4,176,165
2017	5,088,249	680,321	5,768,570
2018	501,636	247,272	748,908
2019	443,451	50,511	493,962
2020	—	—	—
2021 and thereafter	1,595,111	—	1,595,111
	$7,628,447	$5,154,269	$12,782,716

(A)	Includes repurchase agreements and notes and bonds payable of $61.2 million and $7,567.3 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $4,870.5 million and $283.7 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.9% and 25.1%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 18.5% and 21.0%, respectively, during the nine months ended September 30, 2016.

Borrowing Capacity

The following table represents our borrowing capacity as of September 30, 2016 (in thousands):

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Real Estate Loans and REO	$2,065,000	$641,941	$1,423,059
Notes and Bonds Payable
Secured Corporate Loan	Excess MSRs	525,000	270,511	254,489
Servicer Advances(A)	Servicer Advances	7,274,860	5,907,803	1,367,057
Consumer Loans	Consumer Loans	125,000	64,342	60,658
		$9,989,860	$6,884,597	$3,105,263

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.2% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained non-agency bonds with a current face amount of $110.1 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a 50% equity decline over any 12-month period, or a 35% decline over any three-month period, as of a quarter end, and a 4:1 indebtedness to tangible net worth provision. We were in compliance with all of our debt covenants as of September 30, 2016.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2016.

As of September 30, 2016, our outstanding options corresponding to Newcastle options issued prior to 2011 had a weighted average exercise price of $31.36 and our outstanding options corresponding to Newcastle options issued in 2011, 2012 and 2013, as well as options issued by us in 2013 and thereafter, had a weighted average exercise price of $14.62. Our outstanding options as of September 30, 2016 are summarized as follows:

	September 30, 2016
	Issued Prior to 2011	Issued in 2011 - 2016	Total
Held by the Manager	345,720	10,874,152	11,219,872
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	88,280	1,967,458	2,055,738
Issued to the independent directors	—	6,000	6,000
Total	434,000	12,847,610	13,281,610

On January 19, 2016, we announced that our board of directors had authorized the repurchase of up to $200.0 million of our common stock over the next 12 months. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases, if any, will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

In August 2016, we issued 20.0 million shares of our common stock in a public offering at a price to the public of $14.20 per share for net proceeds of approximately $278.8 million. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2.0 million shares of our common stock at the public offering price, which had a fair value of approximately $2.3 million as of the grant date. The assumptions used in valuing the options were: a 1.45% risk-free rate, a 11.80% dividend yield, 27.57% volatility and a 10-year term.

In August 2016, employees of the Manager exercised an aggregate of 1,100,497 options with a weighted average exercise price of $10.59 per share. Upon exercise, 280,111 shares of common stock of New Residential were issued.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2016, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2015	$3,936
Net unrealized gain (loss) on securities	108,679
Reclassification of net realized (gain) loss on securities into earnings	(7,234)
Accumulated other comprehensive income (loss), September 30, 2016	$105,381

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2016, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of credit spreads. We recorded OTTI charges of $7.8 million with respect to real estate securities and realized gains of $15.1 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid	Amount Per Share
December 31, 2015	January 2016	$0.46
March 31, 2016	April 2016	$0.46
June 30, 2016	July 2016	$0.46
September 30, 2016	October 2016	$0.46

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $161.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Operating cash inflows for the nine months ended September 30, 2016 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $854.9 million, collections on receivables and other assets of $194.9 million, net interest income received of $355.3 million, distributions of earnings from equity method investees of $18.0 million, distributions from equity method investees in excess of our basis of $9.9 million, and release of restricted cash of $16.2 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $788.8 million, incentive compensation and management fees paid to the Manager of $49.6 million, income taxes paid of $0.9 million and other outflows of approximately $85.5 million that primarily consisted of general and administrative costs.

Investing Activities

Cash flows provided by investing activities were $76.3 million for the nine months ended September 30, 2016. Investing activities during the nine months ended September 30, 2016 consisted primarily of the acquisition of Servicer Advances, Excess MSRs, real estate securities, and loans, as well as the SpringCastle Transaction, net of principal repayments from Excess MSRs, Servicer Advances, Agency RMBS, Non-Agency RMBS and loans, as well as proceeds from the sale of real estate securities and REO, and derivative cash flows.

Financing Activities

Cash flows used in financing activities were approximately $461.6 million during the nine months ended September 30, 2016. Financing activities during the nine months ended September 30, 2016 consisted primarily of borrowings net of repayments under debt obligations, capital distributions to noncontrolling interests in the equity of a consolidated subsidiary, issuance of common stock, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $181.1 million. As of September 30, 2016, there was $2,070.2 million in total outstanding unpaid principal balance of mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of September 30, 2016. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2016 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2015, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2016:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•
Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts, including borrowings to fund servicer advances and Excess MSRs, and to purchase loans and securities.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2016, if any. As described in Note 14, we have committed to purchase certain future servicer advances from our servicer counterparties. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advances.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$98,908	$54,562	$279,296	$165,656
Impairment	20,040	(1,767)	49,683	5,702
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	17,060	(1,131)	24,397	274
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(6,261)	(8,427)	(8,608)	(16,443)
Change in fair value of investments in servicer advances	(21,606)	18,738	(4,328)	1,845
Gain on consumer loans investment	—	(14,385)	(9,943)	(33,342)
Gain on remeasurement of consumer loans investment	—	—	(71,250)	—
(Gain) loss on settlement of investments, net	17,079	21,482	44,290	5,514
Unrealized (gain) loss on derivative instruments	(26,962)	9,166	8,504	17,425
Unrealized (gain) loss on other ABS	(724)	706	226	1,073
(Gain) loss on transfer of loans to REO	(4,373)	(1,272)	(14,660)	(1,075)
Gain on Excess MSR recapture agreements	(768)	(669)	(2,188)	(2,247)
Other (income) loss	(146)	1,317	5,033	3,356
Total Other Income Adjustments	(26,701)	25,525	(28,527)	(23,620)

Other Income and Impairment attributable to non-controlling interests	(4,783)	(3,261)	(9,970)	(11,084)
Non-capitalized transaction-related expenses	2,608	13,213	8,021	28,103
Incentive compensation to affiliate	7,075	1,811	13,200	7,895
Deferred taxes	17,132	(5,455)	12,998	5,885
Interest income on residential mortgage loans, held-for-sale	6,177	3,327	12,650	20,410
Limit on RMBS discount accretion related to called deals	—	—	(6,243)	—
Adjust consumer loans to level yield	(2,621)	18,544	12,541	52,760
Core earnings of equity method investees:
Excess mortgage servicing rights	6,092	6,182	12,231	16,617
Core Earnings	$123,927	$112,681	$355,880	$268,324

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

As of September 30, 2016, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $10.3 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would decrease our cash flows by approximately $2.2 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of September 30, 2016 and assuming a LIBOR floor of 0.0%).

As of September 30, 2016, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $119.1 million, whereas a 50 basis point decrease in short term interest rate

s would decrease our net book value by approximately $130.4 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs, Excess MSRs, the basic fee component of MSRs (which we own as part of our investment in servicer advances) and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs or Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs, Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans could delay our expected cash flows and reduce the yield on these investments.

We seek to reduce our exposure to prepayment through the structuring of our investments. For example, in our MSR and Excess MSR investments, we seek to enter into “recapture agreements” whereby we will receive a new MSR or Excess MSR, as applicable, with respect to a loan that was originated by the servicer and used to repay a loan underlying an MSR or Excess MSR that we previously acquired from that same servicer. In lieu of receiving an MSR or Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar MSR or Excess MSR or, in certain cases, a cash payment. We seek to enter into such recapture agreements in order to protect our returns in the event of a rise in voluntary prepayment rates.

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

As of September 30, 2016, a 25 basis point increase in credit spreads would decrease our net book value by approximately $105.2 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $103.9 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in MSRs, Excess MSRs, servicer advances, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase. We also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. On October 18, 2016, plaintiffs filed a settlement term sheet with the court outlining an agreement in principle that plaintiffs have reached with Ocwen which would resolve the lawsuit and result in a with prejudice dismissal and releases for all defendants, including HLSS and New Residential. Neither HLSS nor New Residential is required to make any settlement payment. The proposed settlement is subject to court approval following notice of the settlement to Ocwen’s shareholders and a final settlement hearing.

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

When we make investments, we base the price we pay and the rate of amortization of those investments on, among other things, our projection of the cash flows from the related pool of loans. We record such investments on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:

•	rates of prepayment and repayment of the underlying loans;

•	potential fluctuations in prevailing interest rates;

•	rates of delinquencies and defaults; and

•	in the case of MSRs and Excess MSRs, recapture rates; and

•	in the case of servicer advances, the amount and timing of servicer advances and recoveries.

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

With respect to our investments in MSRs, interest-only RMBS, mortgage loans and consumer loans, when the related loans are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us will either, in the case of interest-only RMBS and/or MSRs cease (unless, in the case of MSRs, the loans are recaptured by the related servicer upon a refinancing) or we will cease to receive interest income on such investments, as applicable. Borrowers under residential mortgage loans and consumer loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment rates is a significant assumption underlying our cash flow projections. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our MSRs or interest-only RMBS decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows and/or interest income, as applicable, we receive from our investments, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire our investments may prove to be too high if there is a significant increase in prepayment rates.

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

Moreover, delinquency rates have a significant impact on the value of our investments. When delinquent mortgage loans are resolved through foreclosure (or repurchased by the GSEs), the UPB of such mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool when the related properties are foreclosed on and liquidated and the related cash flows payable to us, as the holder of the MSR, Excess MSR or basic fee, as applicable, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our MSRs from GSEs or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. In addition, delinquencies on the loans underlying our servicer advances give rise to accrued but unpaid servicing fees, or “deferred servicing fees,” which we have agreed to purchase in connection with our purchase of servicer advances, and deferred servicing fees generally cannot be financed on terms as favorable as the terms available to other types of servicer advances. Additionally, in the case of mortgage loans, consumer loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, mortgage loans and/or consumer loans if and to the extent that losses are suffered on mortgage loans, consumer loans or, in the case of RMBS, the mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

We are party to “recapture agreements” whereby we receive a new MSR or Excess MSR with respect to a loan that was originated by the applicable servicer and used to repay a loan underlying an MSR that we previously acquired from that same servicer. In lieu of receiving an MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar MSR. We believe that recapture agreements will mitigate the impact on our returns in the event of a rise in voluntary prepayment rates. There are no assurances, however, that servicers will enter into recapture agreements with us in connection with any future investment in MSRs. We are not party to any similar recapture arrangements with respect to mortgage loans or consumer loans that we own.

If the applicable servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 12 to our Condensed Consolidated Financial Statements included herein. In our investment in servicer advances, we are not entitled to the cash flows from recaptured loans.

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

The value of our investments in MSRs, Excess MSRs, servicer advances, Non-Agency RMBS and residential mortgage loans is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae (collectively with the GSEs, the “Agencies”) or Pooling and Servicing Agreements in the case of non-agency securities (collectively, the “Servicing Guidelines”). Our investment in MSRs or Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or a majority of the bondholders of a residential mortgage backed securitization). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer, the related MSRs, Excess MSRs and basic fees would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the related MSRs will be extinguished and our investment in such MSRs will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and will require, among other things, a new servicer willing to pay for the right to service the applicable mortgage loans while assuming responsibility for the origination and prior servicing of the mortgage loans. In addition, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the mortgage loans for which we own the MSRs. A termination could also result in an event of default under our financings for servicer advances. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar, Ocwen and Ditech are the servicers of most of the loans underlying our investments in MSRs and servicer advances, and Nationstar and Ocwen are the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar, Ocwen, Ditech and OneMain, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar, Ocwen, Ditech or any other servicer of the loans underlying our investments is unable to adequately carry out its duties as a result of:

•	its failure to comply with applicable laws and regulation;

•	a downgrade in its servicer rating;

•	its failure to maintain sufficient liquidity or access to sources of liquidity;

•	its failure to perform its loss mitigation obligations;

•	its failure to perform adequately in its external audits;

•	a failure in or poor performance of its operational systems or infrastructure;

•	regulatory or legal scrutiny regarding any aspect of a servicer’s operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines;

•	an Agency’s or a whole-loan owner’s transfer of servicing to another party; or

•	any other reason.

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions in the ordinary course of business, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services (“NY DFS”), in connection with Nationstar’s recent growth, certain operational issues alleged in complaints from certain New York consumers. Other servicers, including Ocwen and Ditech, have experienced heightened regulatory scrutiny, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues. See “—Ocwen has been and is subject to certain federal and state regulatory matters, which may adversely impact us” and “—Ditech has been and is subject to certain federal and state regulatory matters and certain other litigation, which may adversely impact us” for more information on heightened regulatory scrutiny of Ocwen and Ditech, respectively.

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

Favorable ratings from third-party rating agencies, such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a mortgage servicer’s ratings could have an adverse effect on the value of our MSRs and servicer advances, and result in an event of default under our financing for advances. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their and our ability to finance servicer advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer or we may seek in the future. A mortgage servicer’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for servicer advances and have an adverse effect on the value of our investments since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying our MSRs and servicer advances could materially and adversely affect us. See “—A bankruptcy of any of our mortgage servicers could materially and adversely affect us.”

For additional information about the ways in which we may be affected by mortgage servicers, see “—The value of our MSRs, Excess MSRs, servicer advances and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.”

Ocwen has been and is subject to certain federal and state regulatory matters, which may adversely impact us.

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

On August 25, 2016, Ocwen announced that it had entered into a Consent Order with the Washington State Department of Financial Institutions (WA-DFI) relating to the activities of certain subsidiaries in Washington State under the Washington Consumer Loan Act. Ocwen disclosed that under the Consent Order, Ocwen neither admits nor denies any wrongdoing and agrees, among other things, to pay the WA-DFI $900,000 to conclude this matter.

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

Ditech and other Walter companies have been and may be subject to certain federal and state regulatory matters and certain other litigation, which may adversely impact us.

Walter and its subsidiaries have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, Walter receives numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of Walter’s activities, including whether certain of Ditech’s residential loan servicing and originations practices, bankruptcy practices and other aspects of its business comply with applicable laws and regulatory requirements. Walter cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on Walter’s reputation, business, prospects, results of operations, liquidity or financial condition.

Below are descriptions of certain regulatory and litigation matters that Walter has disclosed publicly:

•
In April 2015, Walter announced that its wholly owned mortgage subservicing subsidiary, Ditech, entered into a stipulated order with the Federal Trade Commission (“FTC”) and the CFPB to resolve allegations resulting from an investigation by the FTC and CFPB that started in 2010 and continued into 2015 (“Stipulated Order”). According to Walter’s disclosure, the key elements to the Stipulated Order included injunctive relief, including establishing a data integrity program and a home preservation program, as well as payments of (i) $18 million for alleged misrepresentations relating to payment methods that entail convenience fees; (ii) $30 million for alleged misrepresentations related primarily to the time it would take to review short sale requests and for alleged delays in processing loan modifications in servicing transfers; and (iii) a $15 million civil money penalty. Ditech remains subject to various ongoing obligations under the terms of the Stipulated

Order, including requirements relating to data integrity testing, loan transfer practices, consumer disclosure practices, record-keeping, and compliance reporting and monitoring.

•
Walter has received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the United States Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of Walter’s policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and Walter’s compliance with bankruptcy laws and rules. The information has been provided in response to these subpoenas and requests and Walter’s management have met with representatives of certain Offices of the United States Trustees to discuss various issues that have arisen in the course of these inquiries, including compliance with bankruptcy laws and rules. The outcome of the aforementioned proceedings and investigations cannot be predicted, which could result in requests for damages, fines, sanctions, or other remediation. Walter could face further legal proceedings in connection with these matters, and may seek to enter into one or more agreements to resolve these matters. Any such agreement may require Walter to pay fines or other amounts for alleged breaches of law and to change or otherwise remediate Walter’s business practices.

•
From time to time, Walter has received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating Walter. Walter and certain of its current or former officers have received subpoenas from the SEC requesting documents, testimony and/or other information in connection with an investigation concerning trading in Walter’s securities. Walter and the aforementioned officers are cooperating with the investigation. Walter cannot provide any assurance as to the outcome of the aforementioned investigations or that such outcomes will not have a material adverse effect on Walter’s reputation, business, prospects, results of operations, liquidity or financial condition.

•
Since mid-2014, Walter has received subpoenas for documents and other information requests from the offices of various state attorneys general who have, as a group and individually, been investigating Walter’s mortgage servicing practices. According to Walter’s public filings, Walter has provided information in response to these subpoenas and requests and has had discussions with representatives of the states involved in the investigations to explain Walter’s practices. Walter may seek to reach an agreement to resolve these matters with one or more states. Any such agreement may include, among other things, enhanced servicing standards, monitoring and testing obligations, injunctive relief and payments for remediation, consumer relief, penalties and other amounts. Walter cannot predict whether litigation or other legal proceedings will be commenced by one or more states in relation to these investigations.

•
Walter is involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, employment practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and other federal and state laws and statutes.

•
On August 28, 2015, Walter’s wholly owned subsidiary, Reverse Mortgage Solutions, Inc. (“RMS”), received a Civil Investigative Demand (“CID”) from the CFPB to produce certain documents and answer questions relating to RMS’s marketing and provision of reverse mortgage products and services. According to Walter’s public filings, RMS has been cooperating with the CFPB by responding to the CID, and the CFPB investigation staff have advised RMS that they are considering seeking authority from the Director of the CFPB to institute an enforcement action against RMS in relation to potential violations by RMS of consumer financial protection laws and regulations. Walter has reported that RMS has provided a response to the CFPB denying these allegations.

•
Walter has also disclosed that RMS has received (i) a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005, and (ii) a letter from the NY DFS requesting information on RMS’s reverse mortgage servicing business in New York.

•
On June 17, 2016, the Walter’s board of directors received a letter from a stockholder demanding that the board of directors assert legal claims against certain current and former directors and officers of Walter. The stockholder alleged that these directors and officers breached their fiduciary duties by failing to oversee Walter’s operations and internal controls regarding its loan servicing, loan origination, reverse mortgage and financial reporting practices. According to Walter’s public filings, Walter’s board of directors has appointed an evaluation committee to consider the demand letter and the matters raised therein.

The outcome of all of Walter’s regulatory matters and other legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include restitution, penalties, punitive damages and injunctive relief affecting Walter’s business practices) and the terms of any settlements of such proceedings could have a material adverse effect on Walter’s reputation, business, prospects, results of operations, liquidity or financial condition. In addition, governmental and regulatory agency examinations, inquiries and investigations may result in the commencement of lawsuits or other proceedings against Walter or its personnel. Although Walter has historically been able to resolve the preponderance of its ordinary course litigations on terms it considered favorable and without a material effect, this pattern may not continue and, in any event, individual cases could have unexpected materially adverse outcomes, requiring payments or other expenses in excess of amounts already accrued. Walter cannot predict whether or how any legal proceeding will affect Walter’s business relationship with actual or potential customers, Walter’s creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings consume significant amounts of management time and attention and could cause Walter to incur substantial legal, consulting and other expenses and to change Walter’s business practices, even in cases where there is no determination that Walter’s conduct failed to meet applicable legal or regulatory requirements.

We have significant counterparty concentration risk in Nationstar, Ocwen, Ditech and OneMain, and are subject to other counterparty concentration and default risks.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations, cash flows and financial condition.

A majority of our investments in MSRs, Excess MSRs and servicer advances relate to loans serviced by Nationstar or Ocwen, or subserviced by Ditech. If Nationstar or Ocwen is terminated as the servicer of some or all of these portfolios, Ditech’s servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by Nationstar or Ocwen. We closely monitor Nationstar’s, Ocwen’s and Ditech’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these servicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our servicers’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such servicers’ servicing agreement or a severe deterioration of Ditech’s servicing performance on our MSR portfolio.

Furthermore, Nationstar, Ocwen and Walter are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect its reputation and its liquidity, financial position and results of operations.

None of our servicers have an obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties from which to acquire MSRs, Excess MSRs and servicer advances, which could impact our business strategy. See “—We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

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

We are subject to substantial other operational risks associated to Nationstar, Ocwen, Ditech or any other applicable servicer or subservicer in connection with the financing of servicer advances. In our current financing facilities for servicer advances, the failure of our servicer or subservicer to satisfy various covenants and tests can result in an amortization event and/or an event of default. We have no direct ability to control our servicer or subservicer’s compliance with those covenants and tests. Failure of our servicer or subservicer to satisfy any such covenants or tests could result in a partial or total loss on our investment.

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

If Nationstar, Ocwen, Ditech or any of our other mortgage servicers becomes subject to a bankruptcy proceeding, we could be materially and adversely affected, and you could suffer losses, as discussed below.

A sale of MSRs, Excess MSRs, servicer advances or other asset, including loans, could be re-characterized as a pledge of such assets in a bankruptcy proceeding.

We believe that a mortgage servicer’s transfer to us of MSRs, Excess MSRs, servicer advances and any other asset transferred pursuant to a related purchase agreement, including loans, constitutes a sale of such assets, in which case such assets would not be part of such servicer’s bankruptcy estate. The servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding that MSRs, Excess MSRs, servicer advances or any other assets transferred to us pursuant to the related purchase agreement were not sold to us but were instead pledged to us as security for such servicer’s obligation to repay amounts paid by us to the servicer pursuant to the related purchase agreement. If such assertion were successful, all or part of the MSRs, Excess MSRs, servicer advances or any other asset transferred to us pursuant to the related purchase agreement would constitute property of the bankruptcy estate of such servicer, and our rights against the servicer would be those of a secured creditor with a lien on such assets. Under such circumstances, cash proceeds generated from our collateral would constitute “cash collateral” under the provisions of the U.S. bankruptcy laws. Under U.S. bankruptcy laws, the servicer could not use our cash collateral without either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under the U.S. bankruptcy laws. In addition, under such circumstances, an issue could arise as to whether certain of these assets generated after the commencement of the bankruptcy proceeding would constitute after-acquired property excluded from our lien pursuant to the U.S. bankruptcy laws.

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

The mortgage servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or another party in interest could also claim that such servicer’s transfer to us of MSRs, Excess MSRs, servicer advances or other assets or such servicer’s agreement to incur obligations to us under the related purchase agreement was a fraudulent conveyance. Under U.S. bankruptcy laws and similar state insolvency laws, transfers made or obligations incurred could be voided if such servicer, at the time it made such transfers or incurred such obligations: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with such servicer were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, Nationstar, Ocwen or Ditech, as the case may be, (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee on such servicer’s behalf would be entitled to recover such transfer or to avoid the obligation previously incurred.

Any purchase agreement pursuant to which we purchase Excess MSRs, servicer advances or other assets, including loans, could be rejected in a bankruptcy proceeding of one of our mortgage servicers.

A mortgage servicer (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding could seek to reject the related purchase agreement and thereby terminate such servicer’s obligation to service the MSRs relating to our Excess MSRs, servicer advances and any other asset transferred pursuant to such purchase agreement, and terminate our right to acquire additional assets under such purchase agreement and our right to require such servicer to use commercially reasonable efforts to transfer servicing. If the bankruptcy court approved the rejection, we would have a claim against such servicer for any damages from the rejection and any resulting transfer of servicing of the MSRs relating to our Excess MSRs to another subservicer may result in significant cost and may negatively impact the value of our Excess MSRs.

A bankruptcy court could stay a transfer of servicing to another servicer.

Our ability to terminate a subservicer or to require a mortgage servicer to use commercially reasonable efforts to transfer servicing rights to a new servicer would be subject to the automatic stay in such servicer’s bankruptcy proceeding. To enforce this right, we would have to seek relief from the bankruptcy court to lift such stay, and there is no assurance that the bankruptcy court would grant this relief.

Any Subservicing Agreement could be rejected in a bankruptcy proceeding.

If one of our mortgage servicers or subservicers were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, such servicer (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could reject its subservicing agreement with us and terminate such servicer’s obligation to service the MSRs, servicer advances or loans in which we have an investment. Any claim we have for damages arising from the rejection of a subservicing agreement would be treated as a general unsecured claim for purposes of distributions from such servicer’s bankruptcy estate.

Our mortgage servicers could discontinue servicing.

If one of our mortgage servicers or subservicers were to file or to become the subject of a bankruptcy proceeding under the United States Bankruptcy Code, such servicer could be terminated as servicer (with bankruptcy court approval) or could discontinue servicing, in which case there is no assurance that we would be able to continue receiving payments and transfers in respect of the MSRs, servicer advances and other assets purchased under the related purchase agreement or subservicing agreement. Even if we were able to obtain the servicing rights or terminate the related subservicer, because we do not and in the future may not have the employees, servicing platforms, or technical resources necessary to service mortgage loans, we would need to engage an alternate subservicer (which may not be readily available on acceptable terms or at all) or negotiate a new subservicing agreement with such servicer, which presumably would be on less favorable terms to us. Any engagement of an alternate subservicer by us would require the approval of the related RMBS trustees or the Agencies, as applicable.

The automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due.

Even if we are successful in arguing that we own the MSRs, Excess MSRs, servicer advances and other assets, including loans, purchased under the related purchase agreement, we may need to seek relief in the bankruptcy court to obtain turnover and payment of amounts relating to such assets, and there may be difficulty in recovering payments in respect of such assets that may have been commingled with other funds of such servicer.

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

GSE initiatives and other actions may adversely affect returns from investments in MSRs and Excess MSRs.

On January 17, 2011, the Federal Housing Finance Agency (“FHFA”) announced that it had instructed Fannie Mae and Freddie Mac to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is unclear what Fannie Mae or Freddie Mac may propose as alternatives to current servicing compensation practices, or when any such alternatives may become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by Fannie Mae or Freddie Mac, it is possible that, because of the significant role of Fannie Mae or Freddie Mac in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any MSRs that we may acquire in the future.

Changes to the minimum servicing amount for GSE loans could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

Currently, when a loan is sold into the secondary market for Fannie Mae or Freddie Mac loans, the servicer is generally required to retain a minimum servicing amount (“MSA”) of 25 basis points of the UPB for fixed rate mortgages. As has been widely publicized, in September 2011, the FHFA announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. Changes to the MSA structure could significantly impact our business in negative ways that we cannot predict or protect against. For example, the elimination of a MSA could radically change the mortgage servicing industry and could severely limit the supply of MSRs or Excess MSRs available for sale. In addition, a removal of, or reduction in, the MSA could significantly reduce the recapture rate on the affected loan portfolio, which would negatively affect the investment return on our MSRs or Excess MSRs. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

Our investments in MSRs, Excess MSRs and servicer advances may involve complex or novel structures.

Investments in Excess MSRs and servicer advances may entail new types of transactions and may involve complex or novel structures. Accordingly, the risks associated with the transactions and structures are not fully known to buyers and sellers. In the case of MSRs, Excess MSRs on Agency pools, Agencies may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in, or our financing of, MSRs or Excess MSRs on Agency pools. Agency conditions, including capital requirements, may diminish or eliminate the investment potential of MSRs or Excess MSRs on Agency pools by making such investments too expensive for us or by severely limiting the potential returns available from MSRs or Excess MSRs on Agency pools.

It is possible that an Agency’s views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. An Agency’s evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs on Agency pools may cause such Agency to impose new conditions on our existing investments in Excess MSRs on Agency pools, including the owner’s ability to hold such Excess MSRs on Agency pools directly or indirectly through a grantor trust or other means. Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs on Agency pools that are already owned by us. Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural or economic changes, as well as agree to indemnification or other terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments.

We do not have legal ownership of certain of our acquired mortgage servicing rights.

We do not have legal ownership of certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire advances, and are subject to increased risks as a result of the servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

MSRs, Excess MSRs and servicer advances are highly illiquid and may be subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. For example, the Servicing Guidelines of a mortgage owner may require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any MSRs or Excess MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Additionally, investments in MSRs, Excess MSRs and servicer advances may entail complex transaction structures and the risks associated with the transactions and structures are not fully known to buyers or sellers. As a result of the foregoing, we may be unable to locate a buyer at the time we wish to sell MSRs, Excess MSRs or servicer advances. There is some risk that we will be required to dispose of MSRs, Excess MSRs or servicer advances either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the MSRs, Excess MSRs or servicer advances, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of MSRs, Excess MSRs or servicer advances. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

In addition, some of our real estate related securities may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. There are also no established trading markets for a majority of our intended investments. Moreover, certain of our investments, including our investments in consumer loans, servicer advances and certain investments in MSRs and Excess MSRs, are made indirectly through a vehicle that owns the underlying assets. Our ability to sell our interest may be contractually limited or prohibited. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

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

•
prepayment rates, delinquency rates and legislative/regulatory changes with respect to our investments in MSRs, Excess MSRs, servicer advances, RMBS, and loans, and the timing and amount of servicer advances;

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

The geographic distribution of the loans underlying, and collateral securing, our investments, including our MSRs, Excess MSRs, servicer advances, Non-Agency RMBS and loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates.

As of September 30, 2016, 24.3% of the total UPB of the residential mortgage loans underlying our Excess MSRs was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides, and 8.6% was secured by properties located in Florida. As of September 30, 2016, 36.3% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.2% was located in the Southeastern U.S., 20.5% was located in the Northeastern U.S., 11.2% was located in the Midwestern U.S. and 7.8% was located in the Southwestern U.S. We were unable to obtain geographical information for 1.0% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

The value of our MSRs, Excess MSRs, servicer advances and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

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

Justice Department and HUD, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors from pursuing additional actions against the banks and servicers in the future.

Under the terms of the agreement governing our investment in servicer advances, we (in certain cases, together with third-party co-investors) are required to purchase from Nationstar, Ocwen, Ditech and our other servicers, advances on certain loan pools. While a mortgage loan is in foreclosure, servicers are generally required to continue to advance delinquent principal and interest and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. Servicer advances are generally recovered when the delinquency is resolved.

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

Even in states where servicers have not suspended foreclosure proceedings or have lifted (or will soon lift) any such delayed foreclosures, servicers, including Nationstar, Ocwen, Ditech and our other servicers, have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, the current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and servicers may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. In general, regulatory developments with respect to foreclosure practices could result in increases in the amount of servicer advances and the length of time to recover servicer advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicer advances. This would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability. Although the terms of our investment in servicer advances contain adjustment mechanisms that would reduce the amount of performance fees payable to the related servicer if servicer advances exceed pre-determined amounts, those fee reductions may not be sufficient to cover the expenses resulting from longer foreclosure timelines.

The integrity of the servicing and foreclosure processes is critical to the value of the mortgage loan portfolios underlying our MSRs, Excess MSRs, servicer advances and RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and result in losses on, these investments. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the RMBS, thereby reducing the amount of funds available for distribution to investors.

In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes of RMBS that we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement is a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of our MSRs, Excess MSRs, servicer advances and RMBS.

While we believe that the sellers and servicers would be in violation of their servicing contracts or the applicable Servicing Guidelines to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive, time consuming and, ultimately, uneconomic for us to enforce our contractual rights. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations, cash flows and financial condition.

A failure by any or all of the members of Buyer to make capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

As described in Note 6 to our Condensed Consolidated Financial Statements included herein, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) have agreed to purchase all future arising servicer advances from Nationstar under certain residential mortgage servicing agreements. Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicing advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2016, 77.4% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 22.6% consisted of fixed rate securities, and 11.4% of our Agency RMBS portfolio consisted of floating rate securities and 88.6% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2016, we had outstanding repurchase agreements with an aggregate face amount of approximately $2.6 billion to finance Non-Agency RMBS and approximately $1.6 billion to finance Agency RMBS and related trade receivables. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of September 30, 2016, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

We may not be able to finance our investments on attractive terms or at all, and financing for MSRs, Excess MSRs or servicer advances may be particularly difficult to obtain.

The ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been more challenging since 2007 as a result of market conditions. These conditions may result in having to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is a limited market for financing of investments in MSRs and Excess MSRs, and it is possible that one will not develop for a variety of reasons, such as the challenges with perfecting security interests in the underlying collateral.

Certain of our advance facilities may mature in the short term, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advances from our servicers or subservicers in accordance with the applicable agreement, any such servicer could default on its obligation to fund such advances, which could result in its termination as servicer under the applicable pooling and servicing agreements, or our termination as servicer under the related Agency Servicing Guidelines, and a partial or total loss of our investment in servicer advances, MSRs and Excess MSRs, as applicable.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our investments in MSRs, Excess MSRs, servicer advances, RMBS, consumer loans and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate related securities at attractive prices, the value of our real estate related securities and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, REIT rules or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

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

For purposes of the foregoing, we treat our interests in certain of our wholly owned and majority owned subsidiaries, which constitutes more than 60% of the value of our adjusted total assets on an unconsolidated basis, as non-investment securities because such subsidiaries qualify for exclusion from the definition of an investment company under the 1940 Act pursuant to Section 3(c)

(5)(C) of the 1940 Act. The Section 3(c)(5)(C) exclusion is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The Section 3(c)(5)(C) exclusion generally requires that at least 55% of these subsidiaries’ assets must comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations each of our subsidiaries may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with the classification of each of our subsidiaries’ assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify some of our subsidiaries’ assets for purposes of qualifying for an exclusion from regulation under the 1940 Act. For example, the SEC and its staff have not published guidance with respect to the treatment of whole pool Non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. Based on our own judgment and analysis of the guidance from the SEC and its staff with respect to analogous assets, we treat Excess MSRs as real estate-related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion. If we are required to re-classify any of our subsidiaries’ assets, including those subsidiaries holding whole pool Non-Agency RMBS and/or Excess MSRs, such subsidiaries may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act, and in turn, we may not satisfy the requirements to avoid falling within the definition of an “investment company” provided by Section 3(a)(1)(C). To the extent that the SEC staff publishes new or different guidance or disagrees with our analysis with respect to any assets of our subsidiaries we have determined to be qualifying real estate assets or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Furthermore, we currently do not have a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and Nationstar, Ocwen, Ditech and our other servicers may be unwilling or unable to act as servicer or subservicer on any acquisitions of MSRs, Excess MSRs or servicer advances we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisitions of this type could adversely affect our future operating results.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values, as was the case in 2008. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on the loans underlying our securities, MSRs and servicer advances, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an Amended Complaint.  The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. On October 7, 2016, the court issued an opinion dismissing without prejudice the breach of fiduciary duty claims and declaratory judgment claims, except for the claim relating to the applicability of Article Twelfth. On October 14, 2016, plaintiff moved to reargue the Court's dismissal opinion, and defendants filed an opposition to the motion for reargument on October 28, 2016. The parties are awaiting decision on the motion for reargument.

We may be unable to successfully integrate the acquired assets and assumed liabilities.

Achieving the anticipated benefits of the HLSS Acquisition is subject to a number of uncertainties, including, without limitation, whether we are able to complete the integration of HLSS assets and manage the assumed liabilities efficiently. We depend on Ocwen for significant operational support with respect to HLSS assets. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the HLSS Acquisition. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we conduct business. We could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occurred prior to the closing of the HLSS Acquisition. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows.

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

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain of Ocwen’s current and former directors and officers, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. On October 18, 2016, plaintiffs filed a settlement term sheet with the court outlining an agreement in principle that plaintiffs have reached with Ocwen which would resolve the lawsuit and result in a with prejudice dismissal and releases for all defendants, including HLSS and New Residential. Neither HLSS nor New Residential is required to make any settlement payment. The proposed settlement is subject to court approval following notice of the settlement to Ocwen’s shareholders and a final settlement hearing.

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

A subsidiary of NRZ, New Residential Mortgage LLC (“NRM”), has obtained or is currently in the process of obtaining applicable qualifications, licenses and approvals to own non-agency and certain Agency MSRs in the United States and certain other jurisdictions. As a result of NRM’s current and expected approvals, NRM is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations may in the future significantly affect the way that NRM does business, and may subject NRM and New Residential to additional costs and regulatory obligations, which could impact our financial results.

NRM’s business may become subject to increasing regulatory oversight and scrutiny in the future as it continues seeking and obtaining state and additional agency approvals to hold MSRs, which may lead to regulatory investigations or enforcement, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ oversight of the mortgage servicing business. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM’s and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators, and other industry participants have been the subject of actions by state Attorneys General.

Failure of New Residential’s subsidiary, NRM, to obtain or maintain certain licenses and approvals required for NRM to purchase and own MSRs could prevent us from purchasing or owning MSRs, which could limit our potential business activities.

State and federal laws require a business to hold certain state licenses prior to acquiring MSRs. NRM is currently licensed or otherwise eligible to hold MSRs in each applicable state. As a licensee in such states, NRM may become subject to administrative actions in those states for failing to satisfy ongoing license requirements or for other state law violations, the consequences of which could include fines or suspensions or revocations of NRM’s licenses by applicable state regulatory authorities, which could in turn result in NRM becoming ineligible to hold MSRs in the related jurisdictions. We could be delayed or prohibited from conducting certain business activities if we do not maintain necessary licenses in certain jurisdictions. We cannot assure you that we will be able to maintain all of the required state licenses.

Additionally, NRM has received approval from FHA to hold MSRs associated with FHA-insured mortgage loans, from Fannie Mae to hold MSRs associated with loans owned by Fannie Mae, and from Freddie Mac to hold MSRs associated with loans owned by Freddie Mac. NRM is currently seeking approval from Ginnie Mae to become an approved Ginnie Mae Issuer, which would make NRM eligible to hold MSRs associated with Ginnie Mae securities. As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA Lender, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. Should NRM fail to maintain FHA, Fannie Mae or Freddie Mac approval, or fail to obtain approval from Ginnie Mae, NRM may be unable to purchase certain types of MSRs, which could limit our potential business activities.

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

We have acquired MSRs and may in the future acquire additional MSRs from third-party mortgage loan originators, brokers or other sellers, and we therefore are or will become dependent on such third parties for the related mortgage loans’ compliance with applicable law, and on third-party mortgage servicers to perform the day-to-day servicing on the mortgage loans underlying any such MSRs. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the residential mortgage servicing standards, “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”), which became effective in 2014.  In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators.  These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Although we will not originate or directly service any mortgage loans, failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us, as an investor in MSRs, to state or CFPB administrative proceedings, which could result in monetary penalties, license suspensions or revocations, or restrictions to our business, all of which could adversely impact our business and financial results and damage our reputation.

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

We do not engage in any day-to-day servicing operations, and instead engage third-party servicers to subservice mortgage loans relating to any MSRs we acquire. It is therefore possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of the MSRs we acquire. Additionally, we may become subject to fines, penalties or civil liability based upon the conduct of any third-party servicer who services mortgage loans related to MSRs that we have acquired or will acquire in the future.

Investments in MSRs may expose us to additional risks.

As a result of the Walter transaction (described in Note 18 to our Condensed Consolidated Financial Statements included herein), we now hold investments in MSRs. Our investments in MSRs may subject us to certain additional risks, including the following:

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

•
NRM’s existing and pending approvals from government-related entities or federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements, reporting requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s existing approvals or pending applications by one or more entities or agencies.

•
NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Such state licenses may be suspended or revoked by a state regulatory authority, and we may as a result lose the ability to own MSRs under the regulatory jurisdiction of such state regulatory authority.

•	Changes in minimum servicing compensation for agency loans could occur at any time and could negatively impact the value of the income derived from any MSRs that we hold or may acquire in the future.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Newcastle, Nationstar and OneMain —invest in real estate related securities, consumer loans and Excess MSRs and servicer advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Newcastle. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Newcastle, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have broad investment guidelines, and we have and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.1 billion of assets under management as of September 30, 2016.

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage backed securities and MSRs. As a result, such loan modifications are negatively affecting our business, results of operations, liquidity and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Newcastle failed to qualify as a REIT for its taxable years ending on or before December 31, 2014, and we are treated as a successor to Newcastle for U.S. federal income tax purposes. Although Newcastle (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2014 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income, 95% of its capital gain net income plus any undistributed shortfall from the prior year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold some of our investments in TRSs, including servicer advances and MSRs, and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS in the future.

Complying with the REIT requirements may negatively impact our investment returns or cause us to forgo otherwise attractive opportunities, liquidate assets or contribute assets to a TRS.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire and hold MSRs, interests in consumer loans, servicer advances and other investments is subject to the applicable REIT qualification tests, and we may have to hold these interests through TRSs, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

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

Our common stock began trading (on a when issued basis) on the NYSE on May 2, 2013. There can be no assurance that an active trading market for our common stock will be sustained in the future, and the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	a shift in our investor base;

•	our quarterly or annual earnings and cash flows, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	market performance of affiliates and other counterparties with whom we conduct business;

•	the operating and stock price performance of other comparable companies;

•	our failure to qualify as a REIT, maintain our exemption under the 1940 Act or satisfy the NYSE listing requirements;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Sales or issuances of shares of our common stock could adversely affect the market price of our common stock.

Sales or issuances of substantial amounts of shares of our common stock, or the perception that such sales or issuances might occur, could adversely affect the market price of our common stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the exercise of outstanding options or otherwise could also have an adverse effect on the market price of our common stock. We have an effective registration statement on file to sell common stock or convertible securities in public offerings.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We have made investments through joint ventures, such as our investment in consumer loans, and accounting for such investments can increase the complexity of maintaining effective internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.

Your percentage ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. We have adopted a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights (“SARs”), performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15 million shares of our common stock for issuance under the Plan. The term of the Plan expires in 2023. On the first day of each fiscal year beginning during the term of the Plan, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year. In connection with any offering of our common stock, we will issue to our Manager options relating to shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares relating to any options granted to the Manager in connection with an offering of our common stock would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

We may incur or issue debt or issue equity, which may negatively affect the market price of our common stock.

We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Any preferred stock issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.

We intend to make quarterly distributions of our REIT taxable income to holders of our common stock out of assets legally available therefor. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. Any distributions will be authorized by our board of directors and declared by us based upon a number of factors, including our actual and anticipated results of operations, liquidity and financial condition, restrictions under Delaware law or applicable financing covenants, our REIT taxable income, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under “—Risks Related to our Taxation as a REIT—We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively and materially affect our business, results of operations, liquidity and financial condition as well as the market price of our common stock. No assurance can be given that we will make any distributions on shares of our common stock in the future.

We may in the future choose to make distributions in our own stock, in which case you could be required to pay income taxes in excess of any cash distributions you receive.

We may in the future make taxable distributions that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the stock that it receives as a distribution in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our common stock.

It is unclear whether and to what extent we will be able to pay taxable distributions in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our outstanding and future (variable and fixed) rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

4.3
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.4
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.5
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.6
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2015)

4.7
Amendment No. 2, dated as of March 22, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 24, 2016)

4.8
Amendment No. 3, dated as of May 9, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 13, 2016)

4.9
Amendment No. 4, dated as of May 27, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed June 3, 2016)

4.10
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K,for the annual period ended December 31, 2015)

4.11
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Annual Report on Form 10-K, for the annual period ended December 31, 2015)

4.12
Series 2016-T1 Indenture Supplement, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

4.13
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

Exhibit Number	Exhibit Description

4.14
Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

10.1
Third Amended and Restated Management and Advisory Agreement between New Residential Investment Corp. and FIG LLC, dated May 7, 2015 (incorporated by reference to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Amendment No. 3 of New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

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

November 2, 2016

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 2, 2016

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

November 2, 2016