Form 10-K
period 2016-12-31
New Residential Investment Corp.
filed 2017-02-22
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 (computed based on the closing price on such date as reported on the NYSE) was: $3.1 billion.
Common stock, $0.01 par value per share: 307,334,117 shares outstanding as of February 9, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

i

•
our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;

•	our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”) and the fact that maintaining such exclusion imposes limits on our operations;

•	the risks related to HLSS liabilities that we have assumed;

•	the impact of current or future legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	effects of the pending merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	events, conditions or actions that might occur at Nationstar, Ocwen, OneMain, Ditech and other third parties; and

•	the risk that GSE or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs.

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

v

PART I

Item 1. Business.

General

New Residential is a publicly traded real estate investment trust (“REIT”) primarily focused on opportunistically investing in, and actively managing, investments related to residential real estate. We were formed as a wholly owned subsidiary of Drive Shack Inc. (formerly Newcastle Investment Corp., “Drive Shack”) in September 2011 and were spun-off from Drive Shack on May 15, 2013, which we refer to as the “distribution date.” Our stock is traded on the New York Stock Exchange under the symbol “NRZ.” We are externally managed and advised by an affiliate (our “Manager”) of Fortress Investment Group LLC (“Fortress”) pursuant to a management agreement (the “Management Agreement”). In 2016, our wholly-owned subsidiary, New Residential Mortgage LLC (“NRM”), became a licensed mortgage servicer.

We seek to drive strong risk-adjusted returns primarily through investments in the U.S. residential real estate market, which at times incorporate the use of leverage. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We expect our asset allocation and target assets to change over time depending on the types of investments our Manager identifies and the investment decisions our Manager makes in light of prevailing market conditions. For more information about our investment guidelines, see “—Investment Guidelines.” On February 14, 2017, Fortress announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of SoftBank Group Corp. (“SoftBank”), pursuant to which Fortress will become a wholly owned subsidiary of the SoftBank affiliate (the “Merger”). In connection with the Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us.

Our portfolio is currently composed of mortgage servicing related assets, residential mortgage backed securities (“RMBS”) (and associated call rights), residential mortgage loans and other opportunistic investments. For more details on our portfolio, see “—Our Portfolio” below, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” For information concerning current market trends which impact our portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Considerations” and “Quantitative and Qualitative Disclosures About Market Risk.”

The Residential Real Estate Market

The U.S. residential housing market has experienced meaningful recovery since the 2008-2009 financial crisis. Performance across the mortgage market has generally been strong and benefited from a combination of sharp recovery in the general economy and specifically in real estate fundamentals, accommodative monetary policies, and limited new housing supply.

Currently, the residential mortgage industry continues to undergo structural changes that are transforming the way mortgages are originated, owned and serviced. In today’s complex and dynamic mortgage market, we believe significant investment opportunities continue to exist.

As a major capital provider to the mortgage servicing industry, we believe we are one of only a select number of market participants that have the combination of capital, industry expertise and key business relationships that are necessary to take advantage of these opportunities.

The U.S. residential real estate market is vast: The value of the housing market totaled approximately $22.2 trillion as of November 2016, including about $12.7 trillion of home equity and $9.5 trillion of single-family mortgage debt outstanding, according to the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

Over the last few decades the complexity of the market for residential mortgage loans in the U.S. has dramatically increased. A borrower seeking credit for a home purchase will typically obtain financing from a financial institution, such as a bank, savings association or credit union. In the past, these institutions would generally have held a majority of their originated residential mortgage loans as interest-earning assets on their balance sheets and would have performed all activities associated with servicing the loans, including accepting principal and interest payments, making advances for real estate taxes and property and casualty insurance premiums, initiating collection actions for delinquent payments and conducting foreclosures.

Now, institutions that originate residential mortgage loans generally hold a smaller portion of such loans as assets on their balance sheets and instead sell a significant portion of the loans they originate to third parties. GSEs (defined below) are currently the largest purchasers of residential mortgage loans. Under a process known as securitization, GSEs and financial institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as RMBS, which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the packaging of residential mortgage loans into a pool, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement.

As of the third quarter of 2016, approximately $7 trillion of the $10 trillion of one-to-four family residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $6 trillion were Agency RMBS according to Inside Mortgage Finance, and the balance were Non-Agency RMBS.

In the ten years prior to the credit dislocation in 2007, the securitization market drove an increase in the number of residential mortgage loans outstanding. Since 2007, the mortgage industry has been characterized by reduced origination and securitization activities, particularly for subprime and Alt-A mortgage loans. However, in the third quarter of 2016, first lien mortgage loan origination totaled $579 billion, up 27% year-over-year, reaching the highest origination volume since the second quarter of 2009, although this recent trend could be dampened if market interest rates increase. The role of private capital has increased in financing the mortgage origination process despite the GSEs’ presence as the largest purchasers of residential mortgage loans.

In connection with a securitization, a number of entities perform specific roles with respect to the residential mortgage loans in a pool, including the trustee and the mortgage servicer. The trustee holds legal title to the residential mortgage loans on behalf of the owner of the RMBS and either maintains the mortgage note and related documents itself or with a custodian. One or more other entities are appointed pursuant to the pooling and servicing agreement to service the residential mortgage loans. In some cases, the servicer is the same institution that originated the loan, and, in other cases, it may be a different institution. The duties of servicers for residential mortgage loans that have been securitized are generally required to be performed in accordance with industry-accepted servicing practices and the terms of the relevant pooling and servicing agreement, mortgage note and applicable law. A servicer generally takes actions, such as foreclosure, in the name and on behalf of the trustee. The trustee or a separate securities administrator for the trust receives the payments collected by the servicer on the residential mortgage loans and distributes them to the investors in the RMBS pursuant to the terms of the pooling and servicing agreement.

Following the credit crisis, the need for “high-touch” non-bank specialty servicers increased as loan performance declined, delinquencies rose and servicing complexities broadened. Specialty servicers have proven more willing and better equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.

The Residential Mortgage Loan Market

Residential mortgage loans are classified based on certain payment characteristics. Performing loans are residential mortgage loans where the borrower is generally current on required payments; by contrast, non-performing loans are residential mortgage loans where the borrower is delinquent or in default. Re-performing loans were formally non-performing but became performing again, often as a result of a loan modification where the lender agrees to modified terms with the borrower rather than foreclosing on the underlying property. Reverse mortgage loans are a special type of loan under which the borrower is typically paid a monthly amount, increasing the balance of the loan, and are typically collected when the property is sold or the borrower no longer resides at the property. If a borrower defaults on a loan and the lender takes ownership of the underlying property through foreclosure, that property is referred to as real estate owned (“REO”).

The residential mortgage loan market is commonly further divided into a number of categories based on certain residential mortgage loan characteristics, including the credit quality of borrowers and the types of institutions that originate or finance such loans. While there are no universally accepted definitions, the residential mortgage loan market is commonly divided by market participants into the following categories.

•
Government-Sponsored Enterprise and Government Guaranteed Loans. This category of residential mortgage loans includes “conforming loans,” which are first lien residential mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting standards established by the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac (collectively with Fannie Mae, the “GSEs”). The conforming loan limit is established by statute and currently is $424,000 with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through the Government National Mortgage Association (“Ginnie Mae” and, collectively with the GSEs, the “Agencies” (with each of Fannie Mae, Freddie Mac and Ginnie Mae an “Agency”)), primarily through federal programs operated by the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs.

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

Servicing Related Assets

Mortgage Servicing Rights and Excess Mortgage Servicing Rights

A mortgage servicing right (“MSR”) provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans. This amount typically ranges from 25 to 50 basis points (“bps”) times the unpaid principal balance (“UPB”) of the residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a basic fee and an excess MSR (“Excess MSR”). The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee. Ownership of a full MSR requires the owner to be a licensed mortgage servicer. An owner of an Excess MSR is not required to be licensed, and is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR unless otherwise specified through agreement. We have purchased Servicer Advances, including the basic fee component of the related MSRs, on certain loan pools underlying our Excess MSRs.

Servicer Advances

Servicer Advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated through the basic fee component of the related MSR, since the advances are non-interest bearing. Servicer Advances are generally reimbursable cash payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan or (ii) to support the value of the collateral property. Our acquisition of Servicer Advances include the rights to the basic fee component of the related MSR.

Servicer Advances typically fall into one of three categories:

•
Principal and Interest Advances: Cash payments made by the servicer to cover scheduled payments of principal of, and interest on, a residential mortgage loan that have not been paid on a timely basis by the borrower.

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

The purpose of the advances is to provide liquidity, rather than credit enhancement, to the underlying residential mortgage securitization transaction. Servicer Advances are generally permitted to be repaid from amounts received with respect to the related residential mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan, which is referred to as “loan-level recovery.”

Residential mortgage servicing agreements generally require a servicer to make advances in respect of serviced residential mortgage loans unless the servicer determines in good faith that the advance would not be ultimately recoverable from the proceeds of the related residential mortgage loan or the mortgaged property. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then, the servicer is, most often, entitled to withdraw funds from the trustee custodial account for payments on the serviced residential mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” Under certain circumstances, a servicer may also be reimbursed for an otherwise unrecoverable advance by a GSE, with respect to loans in Agency RMBS (defined below). See “Risk Factors—Risks Related to Our Business—Servicer Advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in Servicer Advances.”

The status of our Servicer Advances for purposes of the REIT requirements is uncertain, and therefore our ability to acquire Servicer Advances may be limited. We currently hold our investment in Servicer Advances in a taxable REIT subsidiary.

We also purchase rated bonds backed by securitized pools of Servicer Advances issued through transactions sponsored by mortgage servicers. Servicer advance securitizations are generally rated “Master Trust” structures with multiple series of notes and one or more variable funding notes sharing in the same pool of collateral. Each note class has a specific advance rate and rating. We may pursue similar investments as opportunities arise.

Residential Securities and Loans

RMBS

Residential mortgage loans are often packaged into pools held in securitization entities which issue securities (RMBS) collateralized by such loans. Agency RMBS are RMBS issued or guaranteed by an Agency. Non-Agency RMBS are issued by either public trusts or private label securitization (“PLS”) entities. We invest in both Agency RMBS and Non-Agency RMBS.

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

Mortgage pass-through certificates. Mortgage pass-through certificates are securities representing interests in “pools” of residential mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the residential mortgage loans that underlie the securities, net of fees paid in connection with the issuance of the securities and the servicing of the underlying residential mortgage loans.

Interest Only Agency RMBS. This type of stripped security only entitles the holder to interest payments. The yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of residential mortgage loans. If we decide to invest in these types of securities, we anticipate doing so primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.

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

The Non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. The residential mortgage loan collateral may be classified as “conforming” or “non-conforming,” depending on a variety of factors.

RMBS, and in particular Non-Agency RMBS, may be subject to call rights, commonly referred to as “cleanup call rights.” Call rights permit the holder of the rights to purchase all of the residential mortgage loans which are collateralizing the related securitization for a price generally equal to the outstanding balance of such loans plus interest and certain other amounts (such as outstanding Servicer Advances and unpaid servicing fees). Call rights may be subject to limitations with respect to when they may be exercised (such as specific dates or upon the reduction of the outstanding balances of the remaining residential mortgage loans to a specified level). Call rights generally become exercisable when the current principal balance of the underlying residential mortgage loans is equal to or lower than 10% of their original balance.

We believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We pursue opportunities in structured transactions that enable us to realize identified excesses of collateral value over related RMBS value, particularly through the acquisition and execution of call rights. We control the call rights on Non-Agency deals with a total UPB of approximately $160.0 billion.

We believe a call right is profitable when the aggregate underlying loan value is greater than the sum of par on the loans minus any discount from acquired bonds plus expenses, including outstanding advances, related to such exercise. Generally, profit with respect to our call rights is generated by:

•
acquiring bonds issued by the securitization at a discount, prior to initiating the call, such that the portion of the payment we make to the trust, which is returned to us as bondholders when the call is exercised, exceeds our purchase price for the bonds;

•	re-securitizing or selling performing loans for a gain; and

•	retaining distressed loans to modify or liquidate over time at a premium to our basis (which results in increases in our portfolio of residential mortgage loans and REO).

We continue to evaluate the call rights we acquired, and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The timing, size and potential returns of future call transactions may be less attractive than our prior activity in this sector due to a number of factors, most of which are beyond our control. See “Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party also possessing such cleanup call rights exercises such rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.”

Residential Mortgage Loans and Real Estate Owned

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

Other Investments

We may pursue other types of investments as the market evolves, such as our opportunistic investment in consumer loans. Our Manager makes decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that may differ from, and are possibly riskier than, our current portfolio. For more information about our investment guidelines, see “—Investment Guidelines.”

Our Portfolio

Our portfolio is currently composed of servicing related assets, residential securities and loans and other investments, as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2016 (dollars in thousands):

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$338,653,297	$1,397,128	9.1%	$1,594,243	6.4
MSRs(B) (C)	79,935,302	555,804	3.6%	659,483	7.0
Servicer Advances(B) (D)	5,617,759	5,687,635	37.0%	5,706,593	4.6
Agency RMBS(E)	1,486,739	1,532,421	10.0%	1,530,298	9.1
Non-Agency RMBS(E)	7,302,218	3,415,906	22.2%	3,543,560	7.9
Residential Mortgage Loans	1,112,603	903,933	5.9%	887,426	3.4
Real Estate Owned	N/A	70,983	0.5%	59,591	N/A
Consumer Loans	1,809,952	1,802,924	11.7%	1,799,486	3.8
Total / Weighted Average	$435,917,870	$15,366,734	100.0%	$15,780,680	5.8
Reconciliation to GAAP total assets:
Cash and restricted cash				453,697
Trades receivable				1,687,788
Deferred tax asset				151,284
Other assets				291,586
GAAP total assets				$18,365,035

(A)	Weighted average life is based on the timing of our expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, and Servicer Advances is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Represents MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advances also include the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions.

Our Segments

As of December 31, 2016, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in MSRs, (iii) investments in Servicer Advances (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

The following table summarizes financial information about our segments as of December 31, 2016 (in thousands):

	Servicing Related Assets			Residential Securities and Loans		Consumer Loans	Corporate	Total
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans
Investments	$1,594,243	$659,483	$5,806,740	$4,973,711	$947,017	$1,799,486	$—	$15,780,680
Cash and cash equivalents	2,225	95,840	94,368	8,405	5,366	27,962	56,436	290,602
Restricted cash	24,538	—	82,122	—	—	56,435	—	163,095
Other assets	2,404	40,608	180,705	1,753,076	100,951	35,921	16,993	2,130,658
Total assets	$1,623,410	$795,931	$6,163,935	$6,735,192	$1,053,334	$1,919,804	$73,429	$18,365,035
Debt	$729,145	$—	$5,698,160	$4,203,249	$783,006	$1,767,676	$—	$13,181,236
Other liabilities	2,189	97,923	24,123	1,394,682	22,689	6,382	167,634	1,715,622
Total liabilities	731,334	97,923	5,722,283	5,597,931	805,695	1,774,058	167,634	14,896,858
Total Equity	892,076	698,008	441,652	1,137,261	247,639	145,746	(94,205)	3,468,177
Noncontrolling interests in equity of consolidated subsidiaries	—	—	173,057	—	—	35,020	—	208,077
Total New Residential stockholders’ equity	$892,076	$698,008	$268,595	$1,137,261	$247,639	$110,726	$(94,205)	$3,260,100

For additional information, see Note 3 to our Consolidated Financial Statements.

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

Hedging Strategy

Subject to maintaining our qualification as a REIT and exclusion from registration under the 1940 Act, we may, from time to time, utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. Under the U.S. federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, although our total gross income from interest rate hedges that do not meet this requirement and other non-qualifying sources generally must not exceed 5% of our gross income.

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

Subject to maintaining our REIT qualification, we may utilize hedging instruments and techniques that we deem appropriate. We expect these instruments and techniques may allow us to reduce, but not eliminate, the impact of changing interest rates on our earnings and liquidity.

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

We pay our Manager an annual management fee equal to 1.5% of our gross equity. Gross equity is generally the equity that was transferred to us by Drive Shack on the distribution date, plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

Our Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) the funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on the distribution date, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity that was transferred to us by Drive Shack on the distribution date and the prices per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding.

“Funds from operations” means net income (computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)), excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations is computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of our independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of our separation from Drive Shack and without regard to Drive Shack’s prior performance. Funds from operations does not represent and should not be considered as a substitute for, or superior to, net income, or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies.

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

If we elect not to renew our Management Agreement at the expiration of any such one-year extension term as set forth above, our Manager will be provided with 60 days’ prior notice of any such termination. In the event of such termination, we would be required to pay the termination fee. The termination fee is a fee equal to the sum of (1) the amount of the management fee during the 12 months immediately preceding the date of termination, and (2) the “Incentive Compensation Fair Value Amount.” The Incentive Compensation Fair Value Amount is an amount equal to the incentive compensation that would be paid to the Manager if our assets were sold for cash at their then current fair market value (taking into account, among other things, the expected future performance of the underlying investments).

Fortress, through its affiliates, and principals of Fortress held 2.4 million shares of our common stock, and Fortress, through its affiliates, held options relating to an additional 11.2 million shares of our common stock, representing approximately 5.1% of our common stock on a fully diluted basis, as of December 31, 2016.

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

Our officers and directors may change any of these policies and our investment guidelines without a vote of our stockholders. In the event that we determine to raise additional equity capital, our board of directors has the authority, without stockholder approval (subject to certain New York Stock Exchange (“NYSE”) requirements), to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property.

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

One or more of our officers and directors have responsibilities and commitments to entities other than us, including, at times, but not limited to, Drive Shack, Nationstar Mortgage LLC (“Nationstar”) (the servicer for a significant portion of our loans, and the loans underlying our Excess MSRs, Servicer Advances, and Non-Agency RMBS), and OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”) (the servicer for the consumer loans in which we have invested). For example, we have and have had, at times, some of the same directors and officers as Drive Shack, Nationstar and OneMain. In addition, we do not have a policy that expressly prohibits our directors, officers, securityholders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if Drive Shack or Fortress or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Drive Shack or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Drive Shack or Fortress, or their affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. However, subject to the terms of our certificate of incorporation, our code of business conduct and ethics prohibits the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”

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

We may compete with entities affiliated with our Manager or Fortress, including Drive Shack and Nationstar, for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have co-invested with these funds in Excess MSRs and may do so with similar Fortress funds in the future. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

We are organized as a holding company that conducts its businesses primarily through wholly owned and majority owned subsidiaries. We intend to continue to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities” in compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. The value of securities issued by any wholly owned or majority owned subsidiaries that we may form in the future that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not exceed the 40% test under Section 3(a)(1)(C) of the 1940 Act. For purposes of the foregoing, we currently treat our interests in Specialized Loan Servicing LLC (“SLS”) Servicer Advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold Servicer Advances increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we currently treat our interest in SLS Servicer Advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we were required to register as an investment company under the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions.

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

Employees

We are managed by our Manager pursuant to the Management Agreement between our Manager and us. All of our officers are employees of our Manager or an affiliate of our Manager. We do not have any employees, other than three part-time employees of NRM.

Legal Proceedings

For a discussion of our legal proceedings, see Part I, Item 3, “Legal Proceedings” in this report.

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors, and the Audit, Nominating and Corporate Governance, and Compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines, and codes of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our Manager.

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

Our assumptions could differ materially from actual results. The use of different estimates or assumptions in connection with the valuation of these investments could produce materially different fair values for such investments, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. The ultimate realization of the value of our investments may be materially different than the fair values of such investments as reflected in our Consolidated Financial Statements as of any particular date.

With respect to our investments in MSRs, interest-only RMBS, residential mortgage loans and consumer loans, when the related loans are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us will either, in the case of interest-only RMBS and/or MSRs cease (unless, in the case of MSRs and Excess MSRs, the loans are recaptured upon a refinancing) or we will cease to receive interest income on such investments, as applicable. Borrowers under residential mortgage loans and consumer loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment rates is a significant assumption underlying our cash flow projections. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our MSRs or interest-only RMBS decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows and/or interest income, as applicable, we receive from our investments, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire our investments may prove to be too high if there is a significant increase in prepayment rates.

The values of our investments are highly sensitive to changes in interest rates. Historically, the value of MSRs, which underpin the value of certain of our investments, has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment rates. Prepayment rates could increase as a result of a general economic recovery or other factors, which would reduce the value of our interests in MSRs.

Moreover, delinquency rates have a significant impact on the value of our investments. When delinquent residential mortgage loans are resolved through foreclosure (or repurchased by the GSEs), the UPB of such mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool when the related properties are foreclosed on and liquidated and the related cash flows payable to us, as the holder of the MSR, Excess MSR or basic fee, as applicable, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our MSRs from GSEs or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our Servicer Advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. In addition, delinquencies on the loans underlying our Servicer Advances give rise to accrued but unpaid servicing fees, or “deferred servicing fees,” which we have agreed to purchase in connection with our purchase of Servicer Advances, and deferred servicing fees generally cannot be financed on terms as favorable as the terms available to other types of Servicer Advances. Additionally, in the case of residential mortgage loans, consumer loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, residential mortgage loans and/or consumer loans if and to the extent that losses are suffered on residential mortgage loans, consumer loans or, in the case of RMBS, the residential mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

We are party to several “recapture agreements” whereby our MSR or Excess MSR is retained if the applicable servicer originates a new loan the proceeds of which are used to repay a loan underlying an MSR in our portfolio. We believe that such arrangements will mitigate the impact on our returns in the event of a rise in voluntary prepayment rates. There are no assurances, however, that counterparties will enter into such arrangements with us in connection with any future investment in MSRs. We are not party to any such arrangements with respect to residential mortgage loans or consumer loans that we own.

If the applicable servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 12 to our Consolidated Financial Statements. In our investment in Servicer Advances, we are not entitled to the cash flows from recaptured loans.

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

Repayment for Servicer Advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related residential mortgage loan (including liquidation, insurance and condemnation proceeds) or, if the related servicing agreement provided for a “general collections backstop,” from collections on other residential mortgage loans to which such servicing agreement relates. The rate and timing of payments on Servicer Advances and deferred servicing fees are unpredictable for several reasons, including the following:

•
payments on the Servicer Advances and the deferred servicing fees depend on the source of repayment, and whether and when the related servicer receives such payment (certain Servicer Advances are reimbursable only out of late payments and other collections and recoveries on the related residential mortgage loan, while others are also reimbursable out of principal and interest collections with respect to all residential mortgage loans serviced under the related servicing agreement, and as a consequence, the timing of such reimbursement is highly uncertain);

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

•
the requirements for judicial actions for foreclosure (which can result in substantial delays in reimbursement of Servicer Advances and payment of deferred servicing fees), which vary from time to time as a result of changes in applicable state law; and

•
the ability of the related servicer to sell delinquent residential mortgage loans to third parties prior to liquidation, resulting in the early reimbursement of outstanding unreimbursed Servicer Advances in respect of such residential mortgage loans.

As home values change, the servicer may have to reconsider certain of the assumptions underlying its decisions to make advances. In certain situations, its contractual obligations may require the servicer to make certain advances for which it may not be reimbursed. In addition, when a residential mortgage loan defaults or becomes delinquent, the repayment of the advance may be delayed until the residential mortgage loan is repaid or refinanced, or a liquidation occurs. To the extent that one of our servicers fails to recover the Servicer Advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected return and suffer losses.

Servicing agreements related to residential mortgage securitization transactions generally require a residential mortgage servicer to make Servicer Advances in respect of serviced residential mortgage loans unless the servicer determines in good faith that the servicer advance would not be ultimately recoverable from the proceeds of the related residential mortgage loan, mortgaged property or mortgagor. In many cases, if the servicer determines that a servicer advance previously made would not be recoverable from these sources, the servicer is entitled to withdraw funds from the related custodial account in respect of payments on the related pool of serviced mortgages to reimburse the related servicer advance. This is what is often referred to as a “general collections backstop.” The timing of when a servicer may utilize a general collections backstop can vary (some contracts require actual liquidation of the related loan first, while others do not), and contracts vary in terms of the types of Servicer Advances for which reimbursement from a general collections backstop is available. Accordingly, a servicer may not ultimately be reimbursed if both (i) the payments from related loan, property or mortgagor payments are insufficient for reimbursement, and (ii) a general collections backstop is not available or is insufficient. Also, if a servicer improperly makes a servicer advance, it would not be entitled to reimbursement. Historically, according to information made available to us, Nationstar and Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) have each recovered more than 99% of the advances that they have made. While we do not expect recovery rates to vary materially during the term of our investments, there can be no assurance regarding future recovery rates related to our portfolio.

We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments in MSRs, Excess MSRs, Servicer Advances, Non-Agency RMBS and residential mortgage loans is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae or Pooling and Servicing Agreements in the case of Non-Agency securities (collectively, the “Servicing Guidelines”). Our investment in MSRs or Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or a majority of the bondholders of a residential mortgage backed securitization). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer (regardless of whether such servicer is a subsidiary of New Residential or one of its subservicers), the related MSRs, Excess MSRs and basic fees would, under most circumstances, lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the related MSRs will be extinguished and our investment in such MSRs will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and will require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In addition, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar, Ocwen and Ditech Financial LLC (“Ditech”) are the servicers of most of the loans underlying our investments in MSRs and Servicer Advances, and Nationstar and Ocwen are the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar, Ocwen, Ditech and OneMain, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar, Ocwen, Ditech or any other servicer of the loans underlying our investments is unable to adequately carry out its duties as a result of:

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

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions in the ordinary course of business, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services (“NY DFS”), in connection with Nationstar’s growth, certain operational issues alleged in complaints from certain New York consumers. Other servicers, including Ocwen and Ditech, have experienced heightened regulatory scrutiny, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues. See “—Ocwen has been and is subject to certain federal and state regulatory matters, which may adversely impact us” and “—Ditech and other Walter companies have been and may be subject to certain federal and state regulatory matters and certain other litigation, which may adversely impact us” for more information on heightened regulatory scrutiny of Ocwen and Ditech, respectively.

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

MSRs and Servicer Advances are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions. If the servicer actually or allegedly failed to comply with applicable laws, rules or regulations, it could be terminated as the servicer, and could lead to civil and criminal liability, loss of licensing, damage to our reputation and litigation, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, Servicer Advances that are improperly made may not be eligible for financing under our facilities and may not be reimbursable by the related securitization trust or other owner of the residential mortgage loan, which could cause us to suffer losses.

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

In addition, a bankruptcy by any mortgage servicer that services the residential mortgage loans underlying our MSRs and Servicer Advances could materially and adversely affect us. See “—A bankruptcy of any of our mortgage servicers could materially and adversely affect us.”

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

On February 17, 2017, Ocwen announced that it had entered into a comprehensive settlement with the California Department of Business Oversight (the “CA DBO”), terminating the previously disclosed consent order, dated January 23, 2015. According to Ocwen’s disclosure, the key elements of the settlement to terminate the consent order are as follows:

•	Payment of $25 million (which Ocwen had previously reserved as of September 30, 2016); and

•	An additional $198 million in debt forgiveness through loan modifications to existing California borrowers over a three-year period.

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

Walter Investment Management Corp. (together with its applicable subsidiaries, including Ditech, “Walter”) and its subsidiaries have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, Walter receives numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of Walter’s activities, including whether certain of Ditech’s residential loan servicing and originations practices, bankruptcy practices and other aspects of its business comply with applicable laws and regulatory requirements. Walter cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on Walter’s reputation, business, prospects, results of operations, liquidity or financial condition.

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

•
On August 28, 2015, Walter’s wholly owned subsidiary, Reverse Mortgage Solutions, Inc. (“RMS”), received a Civil Investigative Demand (“CID”) from the CFPB to produce certain documents and answer questions relating to RMS’s marketing and provision of reverse mortgage products and services. According to Walter’s public filings, RMS has been cooperating with the CFPB by responding to the CID, and the CFPB investigation staff have received authorization from the Director of the CFPB to institute an administrative proceeding against RMS in relation to potential violations by RMS of consumer financial protection laws and regulations. Walter has reported that RMS has provided a response to the CFPB denying these allegations and that discussions with the CFPB are ongoing to resolve the matter.

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

Completion of the pending MSR Transactions is subject to various closing conditions, involves significant costs, and we cannot assure you if, when or the terms on which such transactions will close. Failure to complete some or all of the pending MSR Transactions could adversely affect our future business and results of operations.

We and CitiMortgage, Inc. (“Citi”) have announced an agreement for the purchase and sale of approximately $97.0 billion UPB of MSRs and related Servicer Advances (including certain other agreements, the “Citi Transaction”). We have also engaged in additional similar transactions, including an agreement for the purchase and sale of approximately $72.0 billion UPB of MSRs and related Servicer Advances from PHH Mortgage Corporation and its subsidiaries (“PHH”) (the “PHH Transaction” and, together with the Citi Transaction and certain other transactions related to MSRs, the “MSR Transactions”). The PHH Transaction is subject to approval by PHH stockholders. The completion of each of the pending MSR Transactions, as applicable, is subject to the satisfaction of these closing conditions, and we cannot assure you that such conditions will be satisfied and that some or all of the MSR Transactions will be successfully completed on their current terms, if at all. In the event that any of the MSR Transactions are not consummated, we will have spent considerable time and resources, and incurred substantial costs, many of which must be paid even if the MSR Transactions are not completed.

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

Furthermore, Nationstar, Ocwen and Walter are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect its operations, reputation and its liquidity, financial position and results of operations.

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

We are subject to substantial other operational risks associated with Nationstar, Ocwen, Ditech or any other applicable servicer or subservicer in connection with the financing of Servicer Advances. In our current financing facilities for Servicer Advances, the failure of our servicer or subservicer to satisfy various covenants and tests can result in an amortization event and/or an event of default. We have no direct ability to control our servicer or subservicer’s compliance with those covenants and tests. Failure of our servicer or subservicer to satisfy any such covenants or tests could result in a partial or total loss on our investment.

In addition, Ocwen is a party to substantially all financing agreements with subsidiaries of HLSS acquired by us in the HLSS Acquisition (including the servicer advance facilities, see Note 1 to our Consolidated Financial Statements). Our ability to obtain financing for the assets of those acquired subsidiaries is dependent on Ocwen’s agreement to be a party to its financing agreements. If Ocwen does not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all. Breaches and other events with respect to Ocwen (including, without limitation, failure of Ocwen to satisfy certain financial tests) could cause certain or all of the financing, in respect of assets acquired from HLSS to become due and payable prior to maturity. Our ability to obtain financing on such assets is dependent on Ocwen’s ability to satisfy various tests under such financing arrangements. We will be dependent on Ocwen as the servicer of the residential mortgage loans with respect to which we are entitled to the basic fee component, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

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

If the pending MSR Transactions are consummated, a material portion of our MSR portfolio will be subserviced by each of Citi, PHH, Ditech or Nationstar. Nationstar is currently the servicer for a significant portion of our loans, and the loans underlying our Excess MSRs and Servicer Advances. The selection of Nationstar as subservicer on the MSR portfolio expected to be acquired in the Citi Transaction extends our relationship with Nationstar, which could further exacerbate our counterparty concentration and default risks. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments, and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

In addition, a material portion of the consumer loans in which we have invested are serviced by OneMain. If OneMain is terminated as the servicer of some or all of these portfolios, or in the event that it files for bankruptcy or is otherwise unable to continue to service such loans, our expected returns on these investments could be severely impacted.

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

The counterparties to the MSR Transactions have been and are subject to certain federal and state regulatory matters and certain other litigation.

The counterparties to the MSR Transactions have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. For example, on January 23, 2017, the CFPB announced a consent order against Citi. We do not know what, if any, impact this order may have on Citi or our expected investment returns on the Citi Transaction. In connection with formal and informal inquiries, the respective counterparties to the MSR Transactions may receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of its activities, including whether certain of its residential loan servicing and originations practices, bankruptcy practices and other aspects of its business comply with applicable laws and regulatory requirements. Such counterparties cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.

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

We believe that a mortgage servicer’s transfer to us of MSRs, Excess MSRs, Servicer Advances and any other asset transferred pursuant to a related purchase agreement, including loans, constitutes a sale of such assets, in which case such assets would not be part of such servicer’s bankruptcy estate. The servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding that MSRs, Excess MSRs, Servicer Advances or any other assets transferred to us pursuant to the related purchase agreement were not sold to us but were instead pledged to us as security for such servicer’s obligation to repay amounts paid by us to the servicer pursuant to the related purchase agreement. We generally create and perfect security interests with respect to the MSRs that we acquire, though we do not do so in all instances. If such assertion were successful, all or part of the MSRs, Excess MSRs, Servicer Advances or any other asset transferred to us pursuant to the related purchase agreement would constitute property of the bankruptcy estate of such servicer, and our rights against the servicer would be those of a secured creditor with a lien on such assets. Under such circumstances, cash proceeds generated from our collateral would constitute “cash collateral” under the provisions of the U.S. bankruptcy laws. Under U.S. bankruptcy laws, the servicer could not use our cash collateral without either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under the U.S. bankruptcy laws. In addition, under such circumstances, an issue could arise as to whether certain of these assets generated after the commencement of the bankruptcy proceeding would constitute after-acquired property excluded from our lien pursuant to the U.S. bankruptcy laws.

If such a recharacterization occurs, the validity or priority of our security interest in the MSRs, Excess MSRs, Servicer Advances or other assets could be challenged in a bankruptcy proceeding of such servicer.

If the purchases pursuant to the related purchase agreement are recharacterized as secured financings as set forth above, we nevertheless created and perfected security interests with respect to the MSRs, Excess MSRs, Servicer Advances and other assets that we may have purchased from such servicer by including a pledge of collateral in the related purchase agreement and filing financing statements in appropriate jurisdictions. Nonetheless, to the extent we have created and perfected a security interest, our security interests may be challenged and ruled unenforceable, ineffective or subordinated by a bankruptcy court. If this were to occur, or if we have not created a security interest, then the servicer’s obligations to us with respect to purchased MSRs, Excess MSRs, Servicer Advances and other assets would be deemed unsecured obligations, payable from unencumbered assets to be shared among all of such servicer’s unsecured creditors. In addition, even if the security interests are found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral is less than such servicer’s underlying obligations to us, the difference between such value and the total amount of such obligations will be deemed an unsecured “deficiency” claim and the same result will occur with respect to such unsecured claim. In addition, even if the security interest is found to be valid and enforceable, such servicer would have the right to use the proceeds of our collateral subject to either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under U.S. bankruptcy laws. Such servicer also would have the ability to confirm a chapter 11 plan over our objections if the plan complied with the “cramdown” requirements under U.S. bankruptcy laws.

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

Any purchase agreement pursuant to which we purchase MSRs, Excess MSRs, Servicer Advances or other assets, including loans, could be rejected in a bankruptcy proceeding of one of our mortgage servicers or counterparties.

A mortgage servicer (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee appointed in such servicer’s or counterparty’s bankruptcy proceeding could seek to reject the related purchase agreement or subservicing agreement with a counterparty and thereby terminate such servicer’s or counterparty’s obligation to service the MSRs, Excess MSRs, Servicer Advances and any other asset transferred pursuant to such purchase agreement, and terminate our right to acquire additional assets under such purchase agreement and our right to require such servicer to use commercially reasonable efforts to transfer servicing. If the bankruptcy court approved the rejection, we would have a claim against such servicer or counterparty for any damages from the rejection, and the resulting transfer of our MSRs or servicing of the MSRs relating to our Excess MSRs to another subservicer may result in significant cost and may negatively impact the value of our MSRs or Excess MSRs.

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

A bankruptcy of any of our servicers or subservicers may default our MSR, Excess MSR and advance financing facilities and negatively impact our ability to continue to purchase MSRs, Excess MSRs and Servicer Advances.

If any of our servicers or subservicers were to file for bankruptcy or become the subject of a bankruptcy proceeding, it could result in an event of default under certain of our financing facilities that would require the immediate paydown of such facilities. In this scenario, we may not be able to comply with our obligations to purchase MSRs and Servicer Advances under the related purchase agreements. Notwithstanding this inability to purchase, the related seller may try to force us to continue making such purchases. If it is determined that we are in breach of our obligations under our purchase agreements, any claims that we may have against such related seller may be subject to offset against claims such seller may have against us by reason of this breach.

GSE initiatives and other actions may adversely affect returns from investments in MSRs and Excess MSRs.

On January 18, 2011, the Federal Housing Finance Agency (“FHFA”) announced that it had instructed Fannie Mae and Freddie Mac to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is unclear what Fannie Mae or Freddie Mac may propose as alternatives to current servicing compensation practices, or when any such alternatives may become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by Fannie Mae or Freddie Mac, it is possible that, because of the significant role of Fannie Mae or Freddie Mac in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any MSRs that we may acquire in the future.

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

Investments in Excess MSRs and Servicer Advances may entail new types of transactions and may involve complex or novel structures. Accordingly, the risks associated with the transactions and structures are not fully known to buyers and sellers. In the case of MSRs or Excess MSRs on Agency pools, Agencies may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in, or our financing of, MSRs or Excess MSRs on Agency pools. Agency conditions, including capital requirements, may diminish or eliminate the investment potential of MSRs or Excess MSRs on Agency pools by making such investments too expensive for us or by severely limiting the potential returns available from MSRs or Excess MSRs on Agency pools.

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

Our ability to finance the MSRs and Servicer Advances acquired in the MSR Transactions may depend on the related servicer’s cooperation with our lenders and compliance with certain covenants.

We intend to finance some or all of the MSRs or Servicer Advances acquired in the MSR Transactions, and as a result, we will be subject to substantial operational risks associated with the related servicers. In our current financing facilities for Excess MSRs and Servicer Advances, the failure of the related servicer to satisfy various covenants and tests can result in an amortization event and/or an event of default. Our lenders may require us to include similar provisions in any financing we obtain relating to the MSRs and Servicer Advances acquired in the MSR Transactions. If we decide to finance such assets, we will not have the direct ability to control any party’s compliance with any such covenants and tests and the failure of any party to satisfy any such covenants or tests could result in a partial or total loss on our investment. Some lenders may be unwilling to finance any assets acquired in the MSR Transactions.

In addition, any financing for the MSRs and Servicer Advances acquired in the MSR Transactions may be subject to regulatory approval and the agreement of the relevant servicer or subservicer to be party to such financing agreements. If we cannot get regulatory approval or these parties do not agree to be a party to such financing agreements, we may not be able to obtain financing on favorable terms or at all.

Mortgage servicing is heavily regulated at the U.S. federal, state and local levels and the selection of Nationstar to be the subservicer of the MSRs acquired in the Citi Transaction may not be approved by the requisite regulators.

Mortgage servicers must comply with U.S. federal, state and local laws and regulations. These laws and regulations cover topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information. The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in conflict with each other or with U.S. federal law. In connection with the Citi Transaction, there is no assurance that the selection of Nationstar will be approved by the requisite regulators. If regulatory approval for such transfer is not obtained, we may incur additional costs and expenses in connection with the approval of another replacement subservicer.

We do not have legal ownership of the MSRs underlying our Excess MSRs.

We do not have legal ownership of the MSRs underlying our Excess MSRs certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire advances from Ocwen, SLS and Nationstar, and are subject to increased risks as a result of the related servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

As of December 31, 2016, 24.1% and 20.5% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides, and 8.6% and 7.3%, respectively, was secured by properties located in Florida. As of December 31, 2016, 38.3% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 22.7% was located in the Southeastern U.S., 19.8% was located in the Northeastern U.S., 10.8% was located in the Midwestern U.S. and 7.7% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.7% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

Many of the RMBS in which we invest are collateralized by subprime mortgage loans, which are subject to increased risks.

Many of the RMBS in which we invest are backed by collateral pools of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced significant rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans could be correspondingly adversely affected, which could adversely impact our results of operations, liquidity, financial condition and business.

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

Under the terms of the agreement governing our investment in Servicer Advances, we (in certain cases, together with third-party co-investors) are required to purchase from Nationstar, Ocwen, Ditech and our other servicers, advances on certain loan pools. While a residential mortgage loan is in foreclosure, servicers are generally required to continue to advance delinquent principal and interest and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. Servicer Advances are generally recovered when the delinquency is resolved.

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

The integrity of the servicing and foreclosure processes is critical to the value of the residential mortgage loan portfolios underlying our MSRs, Excess MSRs, Servicer Advances and RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and result in losses on, these investments. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the RMBS, thereby reducing the amount of funds available for distribution to investors.

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

As described in Note 6 to our Consolidated Financial Statements, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) have agreed to purchase all future arising Servicer Advances from Nationstar under certain residential mortgage servicing agreements. Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future Servicer Advances. A failure by any or all of the members to make such capital contributions for amounts required to fund Servicer Advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2016, 87.3% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 12.7% consisted of fixed rate securities, and 10.2% of our Agency RMBS portfolio consisted of floating rate securities and 89.8% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

Prepayment rates on the residential mortgage loans underlying our real estate related securities may adversely affect our profitability.

In general, the residential mortgage loans backing our real estate related securities may be prepaid at any time without penalty. Prepayments on our real estate related securities result when homeowners/mortgagors satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular security, we anticipate that the underlying residential mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such securities. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the real estate related security may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of December 31, 2016, we had outstanding repurchase agreements with an aggregate face amount of approximately $2.7 billion to finance Non-Agency RMBS and approximately $1.8 billion to finance Agency RMBS and related trades receivable. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of December 31, 2016, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer Advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of Servicer Advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

Our portfolio includes an investment in the consumer loan sector. Although many of the risks applicable to consumer loans are also applicable to residential mortgage loans, and thus the type of risks that we have experience managing, there are nevertheless substantial risks and uncertainties associated with engaging in a new category of investment. There may be factors that affect the consumer loan sector with which we are not as familiar compared to the residential mortgage loan sector. Moreover, our underwriting assumptions for these investments may prove to be materially incorrect. It is also possible that the addition of consumer loans to our investment portfolio could divert our Manager’s time away from our other investments. Furthermore, external factors, such as compliance with regulations, may also impact our ability to succeed in the consumer loan investment sector. Failure to successfully manage these risks could have a material adverse effect on our business and financial results.

The consumer loans we invest in are subject to delinquency and loss, which could have a negative impact on our financial results.

The ability of borrowers to repay the consumer loans we invest in may be adversely affected by numerous personal factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay the consumer loans in our investment portfolio. In the event of any default under a loan in the consumer loan portfolio in which we have invested, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral securing the loan, if any, and the principal and accrued interest of the loan. In addition, our investments in consumer loans may entail greater risk than our investments in residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. Further, repossessing personal property securing a consumer loan can present additional challenges, including locating the collateral and taking possession of it. In addition, borrowers under consumer loans may have lower credit scores. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could have a negative impact on our financial results.

The servicer of the loans underlying our consumer loan investment may not be able to accurately track the default status of senior lien loans in instances where our consumer loan investments are secured by second or third liens on real estate.

A portion of our investment in consumer loans is secured by second and third liens on real estate. When we hold the second or third lien, another creditor or creditors, as applicable, holds the first and/or second, as applicable, lien on the real estate that is the subject of the security. In these situations our second or third lien is subordinate in right of payment to the first and/or second, as applicable, holder’s right to receive payment. Moreover, as the servicer of the loans underlying our consumer loan portfolio is not able to track the default status of a senior lien loan in instances where we do not hold the related first mortgage, the value of the second or third lien loans in our portfolio may be lower than our estimates indicate.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the 1940 Act, because we are a holding company that will conduct its businesses primarily through wholly owned and majority owned subsidiaries, the securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. For purposes of the foregoing, we currently treat our interest in SLS Servicer Advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. The 40% test under Section 3(a)(1)(C) of the 1940 Act limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold Servicer Advances increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we generally treat our interests in SLS Servicer Advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an amended complaint (the “Amended Complaint”). The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. On October 7, 2016, the court issued an opinion dismissing without prejudice the breach of fiduciary duty claims and declaratory judgment claims, except for the claim relating to the applicability of Article Twelfth. On October 14, 2016, plaintiff moved to reargue the Court's dismissal opinion, and defendants filed an opposition to the motion for reargument on October 28, 2016. On December 1, 2016, the court denied the motion for reargument.

We have engaged and may in the future engage in a number of acquisitions (including the HLSS Acquisition and the MSR Transactions), and we may be unable to successfully integrate the acquired assets and assumed liabilities in connection with such acquisitions.

As part of our business strategy, we regularly evaluate acquisitions of what we believe are complementary assets. Achieving the anticipated benefits of such acquisitions is subject to a number of uncertainties, including, without limitation, whether we are able to integrate the acquired assets and manage the assumed liabilities efficiently. As an example, we depend on Ocwen for significant operational support with respect to HLSS assets. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of such acquisitions. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or such counterparties conduct business. We could also be adversely affected by any issues attributable to the related seller’s operations that arise or are based on events or actions that occurred prior to the closing of such acquisitions. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows. Due to the costs of engaging in a number of acquisitions (including the MSR Transactions), we may also have difficulty completing more acquisitions in the future.

There may be difficulties with integrating the loans related to the Citi Transaction into Nationstar’s servicing platform, which could have a material adverse effect on our results of operations, financial condition and liquidity.

In connection with the Citi Transaction, all of Citi’s interim servicing obligations will be subsequently transferred to Nationstar, subject to GSE and other regulatory approvals. The ability to integrate and service the assets acquired in the Citi Transaction and in all similar future transactions will depend in large part on the success of Nationstar’s development and integration of expanded servicing capabilities with Nationstar’s current operations. We may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer, or is more costly, than expected.

Potential difficulties we may encounter during the integration process with the assets acquired in the Citi Transaction or future similar acquisitions include, but are not limited to, the following:

•	the integration of the portfolio into Nationstar’s information technology platforms and servicing systems;

•	the quality of servicing during any interim servicing period after we purchase the portfolio but before Nationstar assumes servicing obligations from the seller or its agents;

•	the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns;

•	incomplete or inaccurate files and records;

•	the retention of existing customers;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the occurrence of unanticipated expenses; and

•	potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

Our failure to meet the challenges involved in successfully integrating the assets acquired in the Citi Transaction and in all similar future transactions with our current business could impair our operations. For example, it is possible that the data Nationstar acquires upon assuming the direct servicing obligations for the loans may not transfer from the Citi platform to its systems properly. This may result in data being lost, key information not being locatable on Nationstar’s systems, or the complete failure of the transfer. If Nationstar’s employees are unable to access customer information easily, or if Nationstar is unable to produce originals or copies of documents or accurate information about the loans, collections could be affected significantly, and Nationstar may not be able to enforce its right to collect in some cases. Similarly, collections could be affected by any changes to Nationstar’s collections practices, the restructuring of any key servicing functions, transfer of files and other changes that occur as a result of the transfer of servicing obligations from Citi to Nationstar.

We are responsible for certain of HLSS’s contingent and other corporate liabilities.

Under the HLSS Acquisition Agreement (see Note 1 to our Consolidated Financial Statements), we have assumed and are responsible for the payment of HLSS’s contingent and other liabilities, including: (i) liabilities for litigation relating to, arising out of or resulting from certain lawsuits in which HLSS is named as the defendant, (ii) HLSS’s tax liabilities, (iii) HLSS’s corporate liabilities, (iv) generally any actions with respect to the HLSS Acquisition brought by any third party and (v) payments under contracts. We currently cannot estimate the amount we may ultimately be responsible for as a result of assuming substantially all of HLSS’s contingent and other corporate liabilities. The amount for which we are ultimately responsible may be material and have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, certain claims and lawsuits may require significant costs to defend and resolve and may divert management’s attention away from other aspects of operating and managing our business, each of which could materially and adversely affect our business, financial condition, results of operations and liquidity.

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

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions (the “Ocwen Derivative Action”) and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint. On January 19, 2017, the court approved a settlement plaintiffs reached with Ocwen providing for a with prejudice dismissal and releases for all defendants, including HLSS and New Residential. Neither HLSS nor New Residential were required to make any settlement payment.

A shareholder derivative action asserting some of the same claims made in the Ocwen Derivative Action, including that HLSS and others aided and abetted alleged breaches of fiduciary duties by directors and officers of Ocwen, including Mr. Erbey, has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The lawsuit seeks money damages from HLSS in an amount to be proved at trial. HLSS has not been served. On February 9, 2017, plaintiff filed a notice of voluntary dismissal without prejudice.

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

When a residential mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These Servicer Advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of Servicer Advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of Servicer Advances to be financed based on the length of time that Servicer Advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of Servicer Advances that need to be funded from the related servicer’s own capital. Such increases in foreclosure timelines could increase the need for capital to fund Servicer Advances, which would increase our interest expense, delay the collection of interest income or servicing revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends. For more information regarding recent actions against Ocwen, see “—Ocwen has been and is subject to certain federal and state regulatory matters” and “—We could be materially and adversely affected by events, conditions or actions that might occur at HLSS or Ocwen” above.

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

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs related to MSRs related to the transactions contemplated by the Ocwen Purchase Agreement (Note 1 to our Consolidated Financial Statements). Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

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

The performance of loans that we acquired in the HLSS Acquisition may be adversely affected by the performance of parties who service or subservice these residential mortgage loans.

HLSS and its subsidiaries acquired by us in the HLSS Acquisition contracted with third parties for the servicing of the residential mortgage loans in its early buy-out (“EBO”) portfolio. The performance of this portfolio and our ability to finance this portfolio are subject to risks associated with inadequate or untimely servicing. If our servicers or subservicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. In addition, we may be required to indemnify an investor or our lenders against losses from any failure of our servicer or subservicer to perform the servicing obligations properly. Poor performance by a servicer or subservicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans. A substantial increase in our delinquency or foreclosure rate or the inability to process claims in accordance with Ginnie Mae or FHA guidelines could adversely affect our ability to access the capital and secondary markets for our financing needs.

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

In March 2015, HLSS sold reperforming loans to an unrelated third party and transferred mortgages into a trust in exchange for cash. We may be liable to purchasers under the related sale agreement for any breaches of representations and warranties made by HLSS at the time the applicable loans are sold. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. If the purchaser is successful in asserting its claim for recourse, this could adversely affect the availability of financing under loan financing facilities or otherwise adversely impact our results of operations and liquidity. From time to time we sell residential mortgage loans pursuant to loan sale agreements. The risks describe in this paragraph relate to any such sale as well.

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

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), has obtained or is currently in the process of obtaining applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions.  As a result of NRM’s current and expected approvals, NRM is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations may in the future significantly affect the way that NRM does business, and may subject NRM and New Residential to additional costs and regulatory obligations, which could impact our financial results.

NRM’s business may become subject to increasing regulatory oversight and scrutiny in the future as it continues seeking and obtaining additional approvals to hold MSRs, which may lead to regulatory investigations or enforcement, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ oversight of the mortgage servicing business. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM’s and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators, and other industry participants have been the subject of actions by state Attorneys General.

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

Additionally, NRM has received approval from FHA to hold MSRs associated with FHA-insured mortgage loans, from Fannie Mae to hold MSRs associated with loans owned by Fannie Mae, and from Freddie Mac to hold MSRs associated with loans owned by Freddie Mac. NRM may seek approval from Ginnie Mae to become an approved Ginnie Mae Issuer, which would make NRM eligible to hold MSRs associated with Ginnie Mae securities. As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA Lender, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. Should NRM fail to maintain FHA, Fannie Mae or

Freddie Mac approval, or fail to obtain approval from Ginnie Mae, NRM may be unable to purchase certain types of MSRs, which could limit our potential business activities.

NRM is currently subject to various, and may become subject to additional, information reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. Any failure by NRM to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could restrict our business and investment options, adversely impact our business and financial results and damage our reputation.

We may become subject to fines or other penalties based on the conduct of mortgage loan originators and brokers that originate residential mortgage loans related to MSRs that we acquire, and the third-party servicers we may engage to subservice the loans underlying MSRs we acquire.

We have acquired MSRs and may in the future acquire additional MSRs from third-party mortgage loan originators, brokers or other sellers, and we therefore are or will become dependent on such third parties for the related mortgage loans’ compliance with applicable law, and on third-party mortgage servicers to perform the day-to-day servicing on the mortgage loans underlying any such MSRs. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the residential mortgage servicing standards, “ability-to-repay” and “qualified mortgage” regulations promulgated by the CFPB, which became effective in 2014.  In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators.  These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Although we will not originate or directly service any mortgage loans, failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us, as an investor in MSRs, to state or CFPB administrative proceedings, which could result in monetary penalties, license suspensions or revocations, or restrictions to our business, all of which could adversely impact our business and financial results and damage our reputation.

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

We hold investments in MSRs. Our investments in MSRs may subject us to certain additional risks, including the following:

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

•
NRM’s existing approvals from government-related entities or federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements, reporting requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s existing approvals or pending applications by one or more entities or agencies.

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

None of our officers, or other senior individuals who perform services for us (other than three part-time employees of NRM), is an employee of New Residential. Instead, these individuals are employees of our Manager. Accordingly, we are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of New Residential as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Drive Shack, Nationstar and OneMain—invest in real estate related securities, consumer loans and Excess MSRs and Servicer Advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Drive Shack. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Drive Shack, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.0 billion of assets under management as of December 31, 2016.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Drive Shack, Nationstar and OneMain which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in Excess MSRs, consumer loans, Servicer Advances and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

Our Manager is authorized to follow broad investment guidelines. Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in which we currently invest. Our directors will periodically review our investment guidelines and our investment portfolio. However, our board does not review or pre-approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by the directors, even if the transactions contravene the terms of the Management Agreement. In addition, we may change our investment strategy, including our target asset classes, without a stockholder vote.

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on our common stock or have adverse effects on our liquidity, results of operations or financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations and expose us to new legal and regulatory risks. In addition, a change in our investment strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations, liquidity and financial condition.

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

Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities. We issue many asset-backed securities. In October 2014, final rules were promulgated by a consortium of regulators implementing the final credit risk retention requirements of Section 941(b) of the Dodd-Frank Act. Under these “Risk Retention Rules,” sponsors of both public and private securitization transactions or one of their majority owned affiliates are required to retain at least 5% of the credit risk of the assets collateralizing such securitization transactions. These regulations generally prohibit the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained interest for a specified period of time, depending on the type of asset that is securitized. Beginning December 2015 and December 2016, respectively, sponsors securitizing residential mortgages and certain other types of assets must comply with the Risk Retention Rules. The Risk Retention Rules provide for limited exemptions for certain types of assets, however, these exemptions may be of limited use under our current market practices. In any event, compliance with these new Risk Retention Rules has increased and will likely continue to increase the administrative and operational costs of asset securitization.

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

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the U.S. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the U.S. Government.

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption beginning in 2007, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency RMBS.

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

The U.S. Federal Reserve (the “Fed”) announced in November 2008 a program of large-scale purchases of Agency RMBS in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. Subject to specified investment guidelines, the portfolios of Agency RMBS purchased through the programs established by the U.S. Treasury and the Fed may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency securities that we seek to acquire during the remaining term of these portfolios.

There can be no assurance that the U.S. Government’s intervention in Fannie Mae and Freddie Mac will be adequate for the longer-term viability of these GSEs. These uncertainties lead to questions about the availability of and trading market for, Agency RMBS. Accordingly, if these government actions are inadequate and the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency RMBS and our business, operations and financial condition could be materially and adversely affected.

Additionally, because of the financial problems faced by Fannie Mae and Freddie Mac that led to their federal conservatorships, many policymakers have been examining the value of a federal mortgage guarantee and the appropriate role for the U.S. government in providing liquidity for residential mortgage loans. In June 2013, legislation titled “Housing Finance Reform and Taxpayer Protection Act of 2013” was introduced in the U.S. Senate; in July 2013, legislation titled “Protecting American Taxpayers and Homeowners Act of 2013” was introduced in the U.S. House of Representatives. The bills differ in many respects, but both require the wind-down of the GSEs. Each chairman of the respective Congressional committees of jurisdiction, as well as the Secretary of the Treasury, has each stated that housing finance policy is a priority. However, the details of any plans, policies or proposals with respect to the housing GSEs are unknown at this time. Other bills have been introduced that change the GSEs’ business charters and eliminate the entities. We cannot predict whether or when the introduced legislation, the amended legislation or any future legislation may be enacted. Such legislation could materially and adversely affect the availability of, and trading market for, Agency RMBS and could, therefore, materially and adversely affect the value of our Agency RMBS and our business, operations and financial condition. Finally, the new presidential administration has stated that tax reform will be a legislative priority. A tax reform proposal may contain provisions that impact the housing GSEs in material ways, but the details of such plans and policies are unknown at this time.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and market price for, our stock. See also “—Our failure to qualify as a REIT would cause our stock to be delisted from the NYSE.”

Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Drive Shack failed to qualify as a REIT for its taxable years ending on or before December 31, 2014, as we are treated as a successor to Drive Shack for U.S. federal income tax purposes. Although Drive Shack (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before December 31, 2014 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Drive Shack, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Drive Shack were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Drive Shack.

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

We have received from the IRS a private letter ruling substantially to the effect that our Excess MSRs represent interests in mortgages on real property and thus are qualifying “real estate assets” for purposes of the REIT asset test, which generate income that qualifies as interest on obligations secured by mortgages on real property for purposes of the REIT income test. The ruling is based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that we and Drive Shack have made to the IRS. If any of the representations or statements that we have made in connection with the private letter ruling, are, or become, inaccurate or incomplete in any material respect with respect to one or more Excess MSR investments, or if we acquire an Excess MSR investment with terms that are not consistent with the terms of the Excess MSR investments described in the private letter ruling, then we will not be able to rely on the private letter ruling. If we are unable to rely on the private letter ruling with respect to an Excess MSR investment, the IRS could assert that such Excess MSR investments do not qualify under the REIT asset and income tests, and if successful, we might fail to qualify as a REIT.

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

Based on IRS guidance concerning the classification of Excess MSRs, we intend to treat our Excess MSRs as ownership interests in the interest payments made on the underlying residential mortgage loans, akin to an “interest only” strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each Excess MSR is treated as a bond that was issued with original issue discount on the date we acquired such Excess MSR. In general, we will be required to accrue original issue discount based on the constant yield to maturity of each Excess MSR, and to treat such original issue discount as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an Excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the residential mortgage loans underlying the Excess MSR. If the residential mortgage loans underlying an Excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of original issue discount will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an Excess MSR that exceeds the amount of cash collected in respect of that Excess MSR. Furthermore, it is possible that, over the life of the investment in an Excess MSR, the total amount we pay for, and accrue with respect to, the Excess MSR may exceed the total amount we collect on such Excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize “phantom income” over the life of an Excess MSR.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income and 95% of its capital gain net income plus any undistributed shortfall from the prior year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries generally will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold some of our investments in TRSs, including Servicer Advances and MSRs, and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS in the future.

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

Legislative or other actions could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification, or could have other adverse consequences. For example, legislation which provides for a significant decrease in the U.S. federal corporate income tax rate could result in a material decrease in the carrying value of our deferred tax assets. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.

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

On January 26, 2017, our board of directors approved an increase in our quarterly dividend to $0.48 per share of common stock for the first quarter of 2017, which will result in reduced cash flows. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

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

We may in the future make taxable distributions that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the stock that it receives as a distribution in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on distributions, it may put downward pressure on the market price of our common stock.

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

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease, as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our outstanding and future (variable and fixed) rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market price of our common stock.

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

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions (the “Ocwen Derivative Action”) and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint. On January 19, 2017, the court approved a settlement plaintiffs reached with Ocwen providing for a with prejudice dismissal and releases for all defendants, including HLSS and New Residential. Neither HLSS nor New Residential were required to make any settlement payment.

A shareholder derivative action asserting some of the same claims made in the Ocwen Derivative Action, including that HLSS and others aided and abetted alleged breaches of fiduciary duties by directors and officers of Ocwen, including Mr. Erbey, has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The lawsuit seeks money damages from HLSS in an amount to be proved at trial. HLSS has not been served. On February 9, 2017, plaintiff filed a notice of voluntary dismissal without prejudice.

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

Total Return Performance
New Residential Investment Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
180
170
160
150
140
130
120
110
100
90
5/16/13
6/30/13
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
9/30/16
12/31/16

	Period Ended
Index	5/16/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
New Residential Investment Corp.	100.00	97.34	98.17	102.76	102.25	103.53	98.62	111.19	134.18	139.61	120.01	119.90	119.21	141.86	151.44	177.47
NAREIT All REIT		97.72	95.39	95.68	103.89	111.12	108.20	121.66	126.59	115.28	116.16	124.44	131.73	141.43	140.08	139.16
Russell 2000	100.00	99.41	109.56	119.12	120.45	122.92	113.87	124.95	130.34	130.89	115.29	119.43	117.62	122.08	133.12	144.88
NAREIT Mortgage REIT		96.13	94.28	94.42	104.96	111.17	106.40	111.31	113.92	105.64	102.51	101.43	105.75	116.07	121.88	129.62
S&P 500	100.00	97.55	102.66	113.45	115.50	121.55	122.92	128.98	130.21	130.57	122.17	130.77	132.53	135.79	141.02	146.41

We have one class of common stock, which is listed on the New York Stock Exchange (NYSE) under the symbol “NRZ.” The following table sets forth, for the periods indicated, the high, low and last sale prices in U.S. dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2016	High	Low	Last Sale	Distributions Declared
First Quarter	$12.50	$9.07	$11.63	$0.46
Second Quarter	$13.98	$11.36	$13.84	$0.46
Third Quarter	$14.89	$12.73	$13.81	$0.46
Fourth Quarter	$16.43	$13.30	$15.72	$0.46
2015
First Quarter	$15.61	$12.10	$15.03	$0.38
Second Quarter	$17.91	$14.98	$15.24	$0.45
Third Quarter	$15.95	$12.66	$13.10	$0.46
Fourth Quarter	$13.34	$10.35	$12.16	$0.46

New Residential completed a one-for-two reverse stock split in October 2014. The impact of this reverse stock split has been retroactively applied to all periods presented herein.

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. In addition, such distributions may be subject to the receipt of sufficient funds from our licensed servicer subsidiary, NRM, which is subject to regulatory restrictions on its ability to pay distributions.

On February 9, 2017, the closing sale price for our common stock, as reported on the NYSE, was $15.80. As of February 9, 2017, there were approximately 33 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Nonqualified Stock Option and Incentive Award Plan

On April 29, 2013, New Residential’s board of directors adopted the Plan, which was amended and restated as of November 4, 2014. The Plan is intended to facilitate the use of long-term equity-based awards and incentives for the benefit of the service providers to New Residential and its Manager. All outstanding options granted under the Plan will be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the Plan is 15,000,000 shares. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

In connection with our separation from Drive Shack, each Drive Shack option held by our Manager or by the directors, officers, employees, service providers, consultants and advisors of our Manager at the date of the distribution of our common stock to Drive Shack’s stockholders was converted into an adjusted Drive Shack option as well as a new New Residential option (a “Converted Option”). On May 15, 2013, we issued a total of 10,728,637 Converted Options. The exercise price of each adjusted Drive Shack option and Converted Option was set to collectively maintain the intrinsic value of the Drive Shack option immediately prior to the distribution and to maintain the ratio of the exercise price of the adjusted Drive Shack option and the Converted Option, respectively, to the fair market value of the underlying shares at the time the distribution was made. The terms and conditions applicable to each such Converted Option were substantially similar to the terms and condition otherwise applicable to the Drive Shack option as of the date of distribution. The grant of such Converted Options did not reduce the number of shares of our common stock otherwise available for issuance under the Plan. These options are contractually required to be settled in an amount of cash equal to the excess of the fair market value of a share on the date of exercise over the exercise price per share, unless a majority of the independent members of the board of directors (or, with respect to a tandem award, one of our authorized officers) determines to settle the option in shares. If the option is settled in shares, the independent members of the board of directors or an authorized officer, as applicable, will determine whether the exercise price will be payable in cash, by withholding from shares of our common stock otherwise issuable upon exercise of such option or through another method permitted under the plan.

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	11,987,039		$14.86	14,901,609
Total	11,987,039	(A)	$14.86	14,901,609	(B)
Equity Compensation Plans Not Approved by Security Holders:
None

(A)
The number of securities to be issued upon exercise of outstanding options does not include 1,209,571 Converted Options (with a weighted average exercise price of $17.10), of which 1,190,661 are held by an affiliate of our Manager and 18,910 were granted to our Manager and assigned to certain Fortress employees.

(B)
No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 92,391 shares of our common stock and 6,000 options awarded to our directors, the shares being awarded in lieu of contractual cash compensation. The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. On January 1, 2017, 2016 and 2015, 2,000,000, 8,543,539 and 1,437,500 shares, respectively, were added to the number of securities remaining available for future issuance; all of these amounts have been included in the table above.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited historical Consolidated Financial Statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Income Data
Interest income	$1,076,735	$645,072	$346,857	$87,567	$33,759
Interest expense	373,424	274,013	140,708	15,024	704
Net Interest Income	703,311	371,059	206,149	72,543	33,055
Impairment	87,980	24,384	11,282	5,454	—
Net interest income after impairment	615,331	346,675	194,867	67,089	33,055
Servicing revenue, net	118,169	—	—	—	—
Other Income	62,337	42,029	375,088	241,008	17,423
Operating Expenses	174,210	117,823	104,899	42,474	9,231
Income (Loss) Before Income Taxes	621,627	270,881	465,056	265,623	41,247
Income tax expense (benefit)	38,911	(11,001)	22,957	—	—
Net Income (Loss)	$582,716	$281,882	$442,099	$265,623	$41,247
Noncontrolling Interests in Income of Consolidated Subsidiaries	$78,263	$13,246	$89,222	$(326)	$—
Net Income (Loss) Attributable to Common Stockholders	$504,453	$268,636	$352,877	$265,949	$41,247
Net Income per Share of Common Stock, Basic	$2.12	$1.34	$2.59	$2.10	$0.33
Net Income per Share of Common Stock, Diluted	$2.12	$1.32	$2.53	$2.07	$0.33
Weighted Average Number of Shares of Common Stock Outstanding, Basic	238,122,665	200,739,809	136,472,865	126,539,024	126,512,823
Weighted Average Number of Shares of Common Stock Outstanding, Diluted	238,486,772	202,907,605	139,565,709	128,684,128	126,512,823
Dividends Declared per Share of Common Stock	$1.84	$1.75	$1.58	$0.99	$—

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data
Investments in:
Excess mortgage servicing rights, at fair value	$1,399,455	$1,581,517	$417,733	$324,151	$245,036
Excess mortgage servicing rights, equity method investees, at fair value	194,788	217,221	330,876	352,766	—
Mortgage servicing rights, at fair value	659,483	—	—	—	—
Servicer advances, at fair value	5,706,593	7,426,794	3,270,839	2,665,551	—
Real estate securities, available-for-sale	5,073,858	2,501,881	2,463,163	1,973,189	289,756
Residential mortgage loans, held-for-investment	190,761	330,178	47,838	33,539	—
Residential mortgage loans, held-for-sale	696,665	776,681	1,126,439	—	—
Real estate owned	59,591	50,574	61,933	—	—
Consumer loans, equity method investees	—	—	—	215,062	—
Consumer loans, held-for-investment	1,799,486	—	—	—	—
Cash and cash equivalents	290,602	249,936	212,985	271,994	—
Total assets	18,365,035	15,192,722	8,089,244	5,958,658	534,876
Total debt	13,181,236	11,292,622	6,057,853	4,109,329	150,922
Total liabilities	14,896,858	12,206,142	6,239,319	4,445,583	156,520
Total New Residential stockholders’ equity	3,260,100	2,795,933	1,596,089	1,265,850	378,356
Noncontrolling interests in equity of consolidated subsidiaries	208,077	190,647	253,836	247,225	—
Total equity	3,468,177	2,986,580	1,849,925	1,513,075	378,356
Supplemental Balance Sheet Data
Common shares outstanding	250,773,117	230,471,202	141,434,905	126,598,987
Book value per share of common stock	$13.00	$12.13	$11.28	$10.00
Other Data
Core earnings(A)	$510,821	$388,756	$219,261	$129,997	$29,054

(A)
We have four primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense under the debt incurred to finance our investments, (iii) our operating expenses and taxes and (iv) our realized and unrealized gains or losses, including any impairment, on our investments. “Core earnings” is a non-GAAP measure of our operating performance, excluding the fourth variable above, and adjusts the earnings from the consumer loan investment to a level yield basis. Core earnings is used by management to evaluate our performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are generally limited to a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

The primary differences between core earnings and the measure we use to calculate incentive compensation relate to (i) realized gains and losses (including impairments), (ii) non-capitalized transaction-related expenses and (iii) deferred taxes (other than those related to unrealized gains and losses). Each are excluded from core earnings and included in our incentive compensation measure (either immediately or through amortization). In addition, our incentive compensation measure does not include accretion on held-for-sale loans and the timing of recognition of income from consumer loans is different. Unlike core earnings, our incentive compensation measure is intended to reflect all realized results of operations. The Gain on Remeasurement of Consumer Loans Investment during the year ended December 31, 2016 was treated as an unrealized gain for the purposes of calculating incentive compensation and was therefore excluded from such calculation.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income attributable to common stockholders	$504,453	$268,636	$352,877	265,949	$41,247
Impairment	87,980	24,384	11,282	5,454	—
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	7,297	(38,643)	(41,615)	(53,332)	(9,023)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(16,526)	(31,160)	(57,280)	(50,343)	—
Change in fair value of investments in servicer advances	7,768	57,491	(84,217)	—	—
Earnings from investments in consumer loans, equity method investees	—	—	(53,840)	(82,856)	—
Gain on consumer loans investment	(9,943)	(43,954)	(92,020)	—	—
Gain on remeasurement of consumer loans investment	(71,250)	—	—	—	—
(Gain) loss on settlement of investments, net	48,800	19,626	(31,297)	(52,657)	—
Unrealized (gain) loss on derivative instruments	(5,774)	3,538	8,847	(1,820)	—
Unrealized (gain) loss on other ABS	2,322	(879)	—	—	—
(Gain) loss on transfer of loans to REO	(18,356)	(2,065)	(17,489)	—	—
Gain on Excess MSR recapture agreements	(2,802)	(2,999)	(1,157)	—	—
Fee earned on deal termination	—	—	(5,000)	—	(8,400)
Other (income) loss	6,499	6,219	(20)	—	—
Total Other Income Adjustments	(51,965)	(32,826)	(375,088)	(241,008)	(17,423)

Other Income and Impairment attributable to non-controlling interests	(26,303)	(22,102)	44,961	—	—
Change in fair value of investments in mortgage servicing rights	(103,679)	—	—	—	—
Non-capitalized transaction-related expenses	9,493	31,002	10,281	5,698	5,230
Incentive compensation to affiliate	42,197	16,017	54,334	16,847	—
Deferred taxes	34,846	(6,633)	16,421	—	—
Interest income on residential mortgage loans, held-for sale	18,356	22,484	—	—	—
Limit on RMBS discount accretion related to called deals	(30,233)	(9,129)	—	—	—
Adjust consumer loans to level yield	7,470	71,070	70,394	53,696	—
Core earnings of equity method investees:
Excess mortgage servicing rights	18,206	25,853	33,799	23,361	—
Core Earnings	$510,821	$388,756	$219,261	$129,997	$29,054

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, discussed in “Business,” banks have sold or committed to sell MSRs totaling more than $3 trillion since 2010. As of the third quarter of 2016, the top 100 mortgage servicers serviced over $8 trillion of mortgages, according to Inside Mortgage Finance. Of the $10 trillion one-to-four family mortgage debt outstanding, approximately 70% was serviced by banks as of the third quarter of 2016, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a challenging servicing environment, among other reasons. As a result, we believe an elevated volume of MSR sales is likely for some period of time. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets, such as advances.

These factors have resulted in increased opportunities for us to acquire MSRs and to provide capital to non-bank servicers. We estimate that MSRs covering up to $400 billion of mortgages are currently for sale, which would require a capital investment of approximately $3 billion based on current pricing dynamics. In addition, approximately $1.56 trillion of new loans are expected to be originated in 2017, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Given this combined dynamic, we believe approximately $2 trillion of MSRs could be sold or available over the next few years. While increased competition and market conditions for more recently originated MSRs have driven prices higher recently, we believe MSRs continue to offer attractive returns.

There can be no assurance that we will make additional investments in MSRs or Excess MSRs or that any future investment in MSRs or Excess MSRs will generate returns similar to the returns on our original investments in MSRs or Excess MSRs. The timing, size and potential returns of our future investments in MSRs and Excess MSRs may be less attractive than our prior investments in this sector due to a number of factors, most of which are beyond our control. Such factors include, but are not limited to, changes in interest rates and recent increased competition for more recently originated MSRs. In addition, the acquisition of Agency MSRs requires GSE and, in certain cases, other regulatory approval. The process to obtain such approvals is extensive and will extend transaction settlement times when compared to our experience with the acquisition of Excess MSRs. In general, regulatory and GSE approval processes have been more extensive and taken longer than the processes and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions.

Interest Rates and Prepayment Rates

As further described in “Quantitative and Qualitative Disclosures About Market Risk,” increasing interest rates are generally associated with declining prepayment rates for residential mortgage loans since they increase the cost of borrowing for homeowners. Declining prepayment rates, in turn, would generally be expected to increase the value of our interests in Excess MSRs, MSRs and Servicer Advances, which include the right to a portion of the related MSRs, because the duration of the cash flows we are entitled to receive becomes extended with no reduction in current cash flows. Changes in interest rates will also directly impact our costs of borrowing either immediately (floating rate debt) or upon refinancing (fixed rate debt) and may also be associated with changes in credit spreads and/or the discount rates used in valuing investments. Declining prepayment rates have a negative impact on the value of investments purchased at a significant discount since the recovery of that discount is delayed.

Interest rates were volatile over the course of 2016. In the fourth quarter of 2016, both current interest rates and expected future interest rates increased. For instance, the 30-year fixed rate mortgage rate increased from 3.42% to 4.32% during the quarter, according to Bloomberg. The increase in interest rates in the fourth quarter of 2016 resulted in an increase in the value of our interests in MSRs for the reasons described above. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, while market interest rates increased, market credit spreads for these investments decreased, with the net result being an increase in value during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the fourth quarter of 2016, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees increased by approximately $18.5 million in the aggregate, primarily as a result of an increase in market mortgage rates and a decrease in prepayment speeds, while the weighted average discount rate of the portfolio remained unchanged at 9.8%. In addition, the fair value of our full MSRs increased by approximately $88.3 million during the period from acquisition through December 31, 2016, primarily as a result of an increase in market mortgage rates and a decrease in prepayment speeds.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of December 31, 2016 was 1.94%, compared to 2.15% as of December 31, 2015. The spread changed primarily as a result of increased funding costs offset by higher yields from new securities purchased during 2016. The net interest spread on our Non-Agency RMBS portfolio as of December 31, 2016 was 3.46%, compared to 3.31% as of December 31, 2015. This spread changed primarily as a result of higher yields from new securities purchased during 2016 offset by increased funding costs.

General Economy and Unemployment

Throughout 2016, and particularly in the fourth quarter, the U.S. unemployment rate generally declined and equity market prices increased, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy such as this generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true in 2016 as the Case Shiller Home Price Index increased from 184 as of the fourth quarter of 2015 to 190 as of the fourth quarter of 2016. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 3.2 million, or 6.3 percent, as of the third quarter of 2016, down from 4.3 million, or 8.5 percent, as of the fourth quarter of 2015. This trend helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads generally tightened during the fourth quarter of 2016, which would generally have a favorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolios. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio coupled with the corporate credit spread tightening during the fourth quarter of 2016 caused the value of the portion of this portfolio that was owned for the entire quarter to increase.

For more information regarding these and other market factors which impact our portfolio, see “Quantitative and Qualitative Disclosures About Market Risk.”

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of December 31, 2016.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$338,653,297	$1,397,128	9.1%	$1,594,243	6.4
MSRs(B) (C)	79,935,302	555,804	3.6%	659,483	7.0
Servicer Advances(B) (D)	5,617,759	5,687,635	37.0%	5,706,593	4.6
Agency RMBS(E)	1,486,739	1,532,421	10.0%	1,530,298	9.1
Non-Agency RMBS(E)	7,302,218	3,415,906	22.2%	3,543,560	7.9
Residential Mortgage Loans	1,112,603	903,933	5.9%	887,426	3.4
Real Estate Owned	N/A	70,983	0.5%	59,591	N/A
Consumer Loans	1,809,952	1,802,924	11.7%	1,799,486	3.8
Total/Weighted Average	$435,917,870	$15,366,734	100.0%	$15,780,680	5.8
Reconciliation to GAAP total assets:
Cash and restricted cash				453,697
Trades receivable				1,687,788
Deferred tax asset, net				151,284
Other assets				291,586
GAAP total assets				$18,365,035

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, and Servicer Advances is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Represents MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advances also include the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Servicing Related Assets

MSRs

As of December 31, 2016, we had $659.5 million carrying value of MSRs as a result of transactions that closed in the fourth quarter within our licensed servicer subsidiary, NRM. Refer to Note 5 in our Consolidated Financial Statements for further details on these transactions. All of these MSRs were Agency MSRs.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of December 31, 2016, these subservicers include Ditech (84.5% of the underlying UPB of the related mortgages) and FirstKey (15.5% of the underlying UPB of the related mortgages). NRM has entered an agreement with Ditech whereby it is entitled to the MSR on any refinancing by Ditech of a loan in the related original portfolio.

NRM is obligated to fund all future Servicer Advances related to the underlying pools of mortgages on its MSRs. Generally, NRM will advance funds when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, insurance). NRM will also advance funds to maintain and report foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor and subservicers. Per the servicing agreements, NRM is obligated to make certain advances on mortgages to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse NRM for any advances that were deemed nonrecoverable or advances that were not made in accordance with the related servicing contract.

The table below summarizes the terms of our investments in full MSRs completed as of December 31, 2016.

	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Purchase Price (mm)	Carrying Value (mm)
Agency
Ditech subserviced pools	$69.6	$67.5	26	bps	$482.1	$546.0
FirstKey subserviced pools	12.5	12.4	26		89.1	113.5
Total	$82.1	$79.9	26	bps	$571.2	$659.5

The following table summarizes the collateral characteristics of the loans underlying our full MSR investments as of December 31, 2016 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Ditech subserviced pools	$546,011	$69,589,411	$67,560,362	474,397	723	4.7%	272	82	4.9%	18.1%	17.6%	0.6%	25.3%
FirstKey subserviced pools	113,472	12,538,673	12,374,940	50,853	758	3.9%	292	37	0.2%	14.1%	14.0%	0.1%	—%
Total	$659,483	$82,128,084	$79,935,302	525,250	728	4.6%	275	75	4.2%	17.9%	17.4%	0.6%	24.2%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Ditech subserviced pools	3.1%	0.9%	1.1%	0.3%	—%	0.1%
FirstKey subserviced pools	0.6%	0.1%	0.1%	0.1%	—%	—%
Total	2.7%	0.7%	1.0%	0.2%	—%	0.1%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

On December 28, 2016, NRM entered into an agreement with PHH Mortgage Corporation and its subsidiaries (“PHH”) to purchase the MSRs and related Servicer Advances with respect to approximately $72.0 billion in total UPB of seasoned Agency and private-label residential mortgage loans, which is expected to close beginning in the second quarter of 2017, subject to GSE and other regulatory approvals and other customary closing conditions. Concurrently with the purchase agreement, NRM entered into a subservicing agreement with PHH, pursuant to which PHH Mortgage, a wholly owned subsidiary of PHH, will subservice the residential mortgage loans underlying the MSRs acquired by NRM.

On January 27, 2017, NRM entered into an agreement to purchase MSRs and related Servicer Advances with respect to approximately $97.0 billion UPB of seasoned Fannie Mae and Freddie Mac residential mortgage loans from CitiMortgage, Inc. (“Citi”), subject to change during the period prior to GSE and other regulatory approvals. NRM also entered into an agreement pursuant to which Nationstar will subservice the portfolio on behalf of NRM, subject to GSE and other regulatory approvals. Citi has agreed to continue to subservice the portfolio on an interim basis. NRM will acquire the related Servicer Advances upon the transfer of servicing. We expect to complete this acquisition in the first quarter of 2017, subject to GSE and other regulatory approvals and other customary closing conditions.

Excess MSRs

As of December 31, 2016, we had approximately $1,594.2 million estimated carrying value of Excess MSRs (held directly and through joint ventures). As of December 31, 2016, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of residential mortgage loans with an aggregate UPB of approximately $338.7 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the Servicer Advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

Nationstar is the servicer of $215.3 billion UPB of the loans underlying our investments in Excess MSRs through December 31, 2016, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

In December 2014, we agreed to acquire 50% of the Excess MSRs and all of the Servicer Advances and related basic fee portion of the MSR, and a portion of the call rights related to a portfolio of residential mortgage loans which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. SLS continues to service the loans in exchange for a servicing fee of 10.75 bps times the UPB of the underlying loans and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding Servicer Advances to the UPB of the underlying loans.

On April 6, 2015, we acquired Excess MSRs in connection with the HLSS Acquisition (Note 1 to our Consolidated Financial Statements). Ocwen continues to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of December 31, 2016 is equal to 5.9 bps times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of December 31, 2016.

Summary of Direct Excess MSR Investments as of December 31, 2016

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$118.6	$78.3	28	bps	21	bps	32.5% - 66.7%	$457.7	$330.3
Recapture Agreements	—	—	29		22		32.5% - 66.7%	—	51.4
	118.6	78.3	28		21			457.7	381.7
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.9	$78.2	35		14		33.3% - 100.0%	$329.0	$220.0
Recapture Agreements	—	—	26		20		33.3% - 100.0%	—	13.5
Ocwen Serviced Pools	156.4	121.5	43		14		100.0%	917.1	784.2
	305.3	199.7	41		14			1,246.1	1,017.7
Total/Weighted Average	$423.9	$278.0	37	bps	16	bps		$1,703.8	$1,399.4

(A)	The MSR is a weighted average as of December 31, 2016, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements), on $186.4 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2016

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$60.7	32	bps	20	bps	50.0%	66.7%	33.3%	$314.4
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	58.0
Total/Weighted Average	$125.2	$60.7	32	bps	20	bps				$372.4

(A)	The MSR is a weighted average as of December 31, 2016, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2016 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$273,703	$118,585,641	$67,140,190	435,832	703	4.4%	286	92	10.4%	19.5%	18.4%	1.3%	26.2%
Recaptured Loans	56,620	—	11,155,264	64,688	720	4.3%	297	23	0.3%	11.6%	11.2%	0.4%	28.5%
Recapture Agreement	51,434	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$381,757	$118,585,641	$78,295,454	500,520	706	4.4%	288	81	9.0%	18.4%	17.4%	1.1%	26.4%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	210,053	148,890,632	75,902,613	406,419	669	4.4%	284	131	42.1%	16.1%	11.8%	4.9%	10.8%
Recaptured Loans	9,927	—	2,306,762	10,354	739	4.1%	291	16	2.6%	18.9%	18.9%	0.1%	42.6%
Recapture Agreement	13,491	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	784,227	156,374,134	121,471,168	832,013	644	4.6%	306	134	18.4%	11.0%	7.4%	3.8%	—%
	$1,017,698	$305,264,766	$199,680,543	1,248,786	651	4.5%	301	133	27.3%	12.3%	8.5%	4.1%	3.4%
Total/Weighted Average(I)	$1,399,455	$423,850,407	$277,975,997	1,749,306	661	4.5%	298	123	22.1%	13.5%	10.3%	3.5%	10.1%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.2%	1.3%	1.2%	1.3%	0.4%	0.3%
Recaptured Loans	1.7%	0.3%	0.3%	0.3%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.8%	1.1%	1.1%	1.2%	0.3%	0.2%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	9.2%	2.4%	3.0%	8.4%	1.5%	2.1%
Recaptured Loans	1.1%	0.2%	—%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	7.7%	4.5%	5.6%	8.0%	2.3%	2.0%
	8.0%	4.0%	5.0%	8.0%	2.1%	2.0%
Total/Weighted Average(I)	7.2%	3.4%	4.2%	6.7%	1.7%	1.7%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

(E)
Three Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.

(F)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements), on $186.4 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $2.8 billion of UPB are as of November 30, 2016.

(I)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of December 31, 2016 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$209,765	$125,191,420	$46,025,635	33.3%	385,987	686	5.0%	278	105	10.3%	20.5%	18.0%	2.9%	27.1%
Recaptured Loans	104,636	—	14,651,665	33.3%	98,046	701	4.3%	294	28	0.4%	11.9%	11.7%	0.4%	38.4%
Recapture Agreement	57,990	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average	$372,391	$125,191,420	$60,677,300		484,033	690	4.8%	282	87	7.9%	18.6%	16.6%	2.3%	28.9%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.8%	1.8%	1.2%	2.1%	0.9%	0.4%
Recaptured Loans	3.1%	0.8%	0.6%	0.4%	—%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	5.2%	1.5%	1.1%	1.7%	0.7%	0.3%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Nationstar remains the named servicer under the related servicing agreements and continues to perform all servicing duties for the underlying loans. The Buyer has the right, but not the obligation, to become the named servicer, subject to obtaining consents and ratings agency approvals required for a formal change of the named servicer. In exchange for Nationstar’s performance of servicing duties, the Buyer pays Nationstar a servicing fee (the “Nationstar Servicing Fee”) and, in the event that the aggregate cash flows from the advances and the basic fee generate a 14% return (the “Buyer Targeted Return”) on the Buyer’s invested equity, a performance fee (the “Nationstar Performance Fee”). Nationstar is majority owned by private equity funds managed by an affiliate of our Manager. For more information about the fee structure, see below.

In December 2014, we acquired Servicer Advances from SLS, as described under “—Excess MSRs” above.

On April 6, 2015, we acquired Servicer Advances in connection with the HLSS Acquisition (Note 1 to our Consolidated Financial Statements).

The following is a summary of our investments in Servicer Advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2016				Year Ended December 31, 2016
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances(C)	$5,687,635	$5,706,593	5.6%	4.6	$(7,768)

(A)	Carrying value represents the fair value of the investment in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)	Excludes asset-backed securities collateralized by Servicer Advances, which have an aggregate face amount of $100.0 million and an aggregate carrying value of $100.1 million as of December 31, 2016.

The following is additional information regarding our Servicer Advances, and related financing, as of December 31, 2016 (dollars in thousands):

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
Servicer Advances(D)	$186,362,657	$5,617,759	3.0%	$5,560,412	94.5%	93.4%	3.2%	2.8%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) which we received financing on. If we were to include these DSF in the servicer advance balance, gross and net LTV as of December 31, 2016 would be 89.7% and 88.6%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $94.4 million from the outstanding Servicer Advances debt. If we were to sell these bonds, gross and net LTV as of December 31, 2016 would be 96.1% and 95.0%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investment in Servicer Advances:

December 31, 2016
Principal and interest advances	$1,489,929
Escrow advances (taxes and insurance advances)	2,613,050
Foreclosure advances	1,514,780
Total	$5,617,759

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2016, we owned an approximately 45.8% interest in the Buyer.

In the event that any member of the Buyer does not fund its capital contribution, each other member has the right, but not the obligation, to make pro rata capital contributions in excess of its stated commitment, provided that any member’s decision not to fund any such capital contribution will result in a reduction of its membership percentage.

Servicing Fee

Nationstar, SLS and Ocwen remain the named servicers under the applicable servicing agreements and will continue to perform all servicing duties for the related residential mortgage loans. The Buyer, or the related New Residential subsidiary, as applicable, has the right, but not the obligation, to become the named servicer with respect to its investments, subject to obtaining consents and ratings agency approvals required for a formal change of the named servicer and, with respect to Ocwen, only after April 6, 2017. In exchange for their services, we pay Nationstar, SLS and Ocwen a monthly servicing fee representing a portion of the amounts from the purchased basic fee.

The Nationstar Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.3%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.6 bps, on a weighted average basis as of December 31, 2016. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 5.9 bps, based on the servicing fee collections of the underlying loans.

Targeted Return/Incentive Fee

The Buyer Targeted Return and the Nationstar Performance Fee, with respect to Nationstar, are designed to achieve three objectives: (i) provide a reasonable risk-adjusted return to the Buyer based on the expected amount and timing of estimated cash flows from the purchased basic fee and advances, with both upside and downside based on the performance of the investment, (ii) provide Nationstar with a sufficient fee to compensate it for acting as servicer, and (iii) provide Nationstar with an incentive to effectively service the underlying loans. The Buyer Targeted Return implements these objectives by allocating payments in respect of the purchased basic fee between the Buyer and Nationstar. The SLS Incentive Fee functions in the same fashion with respect to the SLS Transaction (Note 6 to our Consolidated Financial Statements). Ocwen also receives a performance-based incentive fee (the “Ocwen Incentive Fee”) based on the ratio of the outstanding Servicer Advances to the UPB of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related sale supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amounts of $39.0 million, $48.4 million and $25.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

In addition to its direct investments in Servicer Advances, New Residential has also invested in asset-backed securities collateralized by Servicer Advances, which are summarized as of December 31, 2016 as follows (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Servicer Advance Bonds	$100,000	$99,838	$310	$—	$100,148	$90,000

(A)	Fair value, which is equal to carrying value for all securities.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2016 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Agency ARM RMBS	$143,518	$155,596	$—	$(3,926)	$151,670	$144,731
Agency Specified Pools	1,343,221	1,376,825	1,803	—	1,378,628	—
Agency RMBS	$1,486,739	$1,532,421	$1,803	$(3,926)	$1,530,298	$144,731

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of December 31, 2016 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$143,518	$155,596	100.0%	$151,670	3.0%	1.7%	N/A	1.9%	8.9%	5

(A)
Of these investments, 94.6% reset based on 12-month LIBOR index, 3.2% reset based on one-month LIBOR, and 2.2% reset based on the one-year Treasury Constant Maturity Rate. After the initial fixed period, 96.8% of these securities will reset annually and 3.2% will reset semi-annually.

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

The following table summarizes the characteristics of our Agency RMBS portfolio and of the collateral underlying our Agency RMBS as of December 31, 2016 (dollars in thousands):

	Agency RMBS Characteristics						Collateral Characteristics
Vintage(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	3-Month CPR(B)
Pre-2006	3	$8,373	$9,019	0.5%	$8,868	4.3	9.7%
2006	1	1,775	1,915	0.1%	1,891	4.5	0.7%
2007	3	4,469	4,750	0.3%	4,652	4.7	4.0%
2008	3	5,446	5,931	0.4%	5,778	4.1	17.5%
2009	3	12,095	13,221	0.9%	12,756	4.4	14.6%
2010	10	66,957	72,747	4.7%	70,993	4.8	19.9%
2011	1	3,982	3,982	0.3%	3,929	4.6	3.1%
2012 and later	33	1,383,642	1,420,856	92.8%	1,421,431	9.5	0.6%
Total/Weighted Average	57	$1,486,739	$1,532,421	100.0%	$1,530,298	9.1	1.7%

(A)	The year in which the securities were issued.

(B)	Three month average constant prepayment rate.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of December 31, 2016:

Net Interest Spread(A)
Weighted Average Asset Yield	2.94%
Weighted Average Funding Cost	1.00%
Net Interest Spread	1.94%

(A)
The Agency RMBS portfolio consists of 10.2% floating rate securities and 89.8% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2016 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$7,302,218	$3,415,906	$147,206	$(19,552)	$3,543,560	$2,654,242

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2016 (dollars in thousands):

	Non- Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2004	CCC+	143	$284,839	$197,306	5.9%	$206,785	9.4%	0.9%	6.7	3.0%
2004	CCC-	103	394,609	281,812	8.5%	293,994	13.2%	1.5%	8.4	2.7%
2005	CC	111	1,157,265	797,150	24.0%	824,899	11.7%	2.4%	9.6	1.5%
2006 and later	CCC	178	5,365,505	2,039,800	61.6%	2,117,734	6.9%	1.3%	7.6	1.3%
Total/Weighted Average	CCC-	535	$7,202,218	$3,316,068	100.0%	$3,443,412	8.8%	1.6%	8.1	1.5%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2004	14.1	0.02	2.4%	7.3%	4.2%
2004	12.6	0.11	10.2%	12.8%	6.8%
2005	11.6	0.10	6.0%	15.5%	15.9%
2006 and later	10.1	0.36	4.9%	11.9%	25.7%
Total/Weighted Average	10.9	0.25	6.3%	12.6%	20.5%

(A)	Excludes $100.0 million face amount of bonds backed by Servicer Advances.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 193 bonds with a carrying value of $341.9 million which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2016.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2016.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $246.8 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $215.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2016:

Net Interest Spread(A)
Weighted Average Asset Yield	5.88%
Weighted Average Funding Cost	2.42%
Net Interest Spread	3.46%

(A)	The Non-Agency RMBS portfolio consists of 87.3% floating rate securities and 12.7% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed Servicer Advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $160.0 billion.

We continue to evaluate the call rights we acquired from each of our servicers, and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. See “Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party also possessing such cleanup call rights exercises such rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.” The actual UPB of the residential mortgage loans on which we can successfully exercise call rights and realize the benefits therefrom may differ materially from our initial assumptions.

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

Residential Mortgage Loans

As of December 31, 2016, we had approximately $1.1 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $689.1 million and notes and bonds payable with an aggregate face amount of approximately $8.3 million. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2016 (dollars in thousands).

	Outstanding Face Amount	Carrying Value(A)	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(B)	Floating Rate Loans as a % of Face Amount	LTV Ratio(C)	Weighted Avg. Delinquency(D)	Weighted Average FICO(E)
Reverse Mortgage Loans(F)(G)	$—	$—	—	—%	—	—%	—%	—%	N/A
Performing Loans(H)	—	—	—	—%	—	—%	—%	—%	—
Purchased Credit Deteriorated Loans(I)	203,673	190,761	1,183	5.5%	2.7	8.7%	71.5%	94.9%	590
Total Residential Mortgage Loans, held-for-investment	$203,673	$190,761	1,183	5.5%	2.7	8.7%	71.5%	94.9%	590

Reverse Mortgage Loans(F) (G)	$22,645	$11,468	69	7.2%	4.5	15.4%	135.6%	70.7%	N/A
Performing Loans(H) (J)	179,983	175,194	1,957	4.3%	5.9	22.4%	102.9%	6.4%	625
Non-Performing Loans(I) (J)	706,302	510,003	3,759	7.1%	2.9	20.6%	105.0%	75.9%	575
Residential Mortgage Loans, held- for-sale	$908,930	$696,665	5,785	6.5%	3.5	20.8%	105.4%	62.0%	585

(A)	Includes residential mortgage loans with a United States federal income tax basis of $905.7 million as of December 31, 2016.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

(C)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(D)	Represents the percentage of the total principal balance that are 60+ days delinquent.

(E)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(F)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.5 million at December 31, 2016. Approximately 60.9% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(G)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(H)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(I)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of December 31, 2016, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (J) below.

(J)	Includes $45.2 million and $87.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

On March 31, 2016, we entered into the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements). As a result, we own 53.5% of, and consolidate, the Consumer Loan Companies.

In August 2016, we agreed to purchase up to $140.0 million UPB of newly originated consumer loans from a third party prior to September 30, 2016. In October 2016, we extended the terms of the agreement through October 2016. In October 2016, New Residential agreed to purchase up to an additional $50.0 million UPB of loans. In the aggregate, as of December 31, 2016, New Residential had purchased $177.4 million UPB of loans for an aggregate purchase price of $176.2 million from this seller. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment.

The table below summarizes the collateral characteristics of the consumer loans as of December 31, 2016 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,809,952	70.4%	29.6%	209,062	654	17.9%	10.2%	128	3.8	3.0%	1.6%	2.7%	15.4%	5.7%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

Excess MSRs

Upon acquisition, we elected to record each investment in Excess MSRs at fair value, in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

Our Excess MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 12 to our Consolidated Financial Statements. The inputs used in the valuation of Excess MSRs include prepayment rate, delinquency rate, recapture rate, excess mortgage servicing amount and discount rate. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. We validate significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. We review any changes to the valuation methodology to ensure the changes are appropriate.

In order to evaluate the reasonableness of its fair value determinations, we engage an independent valuation firm to separately measure the fair value of our Excess MSR pools. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range. We compare the range included in the opinion to the values generated by our internal models. To date, we have not made any significant valuation adjustments as a result of these fairness opinions.

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

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of December 31, 2016 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2016	$1,399,455

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,520,081	$1,457,189	$1,346,303	$1,297,236
Change in estimated fair value:
Amount	$120,626	$57,734	$(53,152)	$(102,219)
%	8.6%	4.1%	(3.8)%	(7.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,517,794	$1,456,729	$1,345,668	$1,295,091
Change in estimated fair value:
Amount	$118,339	$57,274	$(53,787)	$(104,364)
%	8.5%	4.1%	(3.8)%	(7.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,403,837	$1,401,646	$1,397,264	$1,395,073
Change in estimated fair value:
Amount	$4,382	$2,191	$(2,191)	$(4,382)
%	0.3%	0.2%	(0.2)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,385,747	$1,392,554	$1,406,452	$1,413,548
Change in estimated fair value:
Amount	$(13,708)	$(6,901)	$6,997	$14,093
%	(1.0)%	(0.5)%	0.5%	1.0%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of December 31, 2016 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2016	$194,788

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$211,510	$202,782	$187,445	$180,681
Change in estimated fair value:
Amount	$16,722	$7,994	$(7,343)	$(14,107)
%	8.6%	4.1%	(3.8)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$207,985	$201,226	$188,656	$182,816
Change in estimated fair value:
Amount	$13,196	$6,438	$(6,132)	$(11,973)
%	6.8%	3.3%	(3.1)%	(6.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$197,901	$196,345	$193,232	$191,676
Change in estimated fair value:
Amount	$3,113	$1,556	$(1,556)	$(3,113)
%	1.6%	0.8%	(0.8)%	(1.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$188,694	$191,722	$197,895	$201,041
Change in estimated fair value:
Amount	$(6,095)	$(3,067)	$3,106	$6,253
%	(3.1)%	(1.6)%	1.6%	3.2%

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

MSRs

As an approved owner of MSRs, upon acquisition, we account for our MSRs as servicing assets or servicing liabilities as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. The variables and methodology involved in valuing MSRs are similar to those involved in valuing Excess MSRs, with the addition of the estimation of a market level of future costs to service a given portfolio of underlying residential mortgage loans. This cost estimate is primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgement with respect to selecting an appropriate level of estimated future cost from within the range of data obtained and with respect to formulating future expectations. We believe the assumptions we use are within the range that a market participant would use.

For these reasons, as well as the reasons described in “Excess MSRs” above, the determination of the estimated fair value of MSRs may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. In order to evaluate the reasonableness of our fair value determinations, we engage an independent valuation firm to separately measure the fair value of our MSRs, similar to our Excess MSRs.

Servicing Revenue, Net is comprised of the following components: (i) income from the MSRs, less (ii) amortization of the basis of the MSRs, plus or minus (iii) the mark-to-market on the MSRs. Amortization of the basis of the MSRs is based on the remaining UPB of the residential mortgage loans underlying the MSRs relative to their UPB at acquisition.

Servicer Advances

We account for investments in Servicer Advances, which include the basic fee component of the related MSR (the “servicer advance investments”), as financial instruments, in instances where our subsidiary, NRM, is not the named servicer.

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

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $0.8 billion per year on average over the weighted average life of the investment held as of December 31, 2016, (ii) the duration of outstanding Servicer Advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

We expect that any RMBS we acquire will be categorized under Level 2 or Level 3 of the GAAP hierarchy, depending on the observability of the inputs. Fair value may be based upon broker quotations, counterparty quotations, pricing service quotations or internal pricing models. The significant inputs used in the valuation of our securities include the discount rate, prepayment rates, default rates and loss severities, as well as other variables.

The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not be indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. We validate significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. We review any changes to the valuation methodology to ensure the changes are appropriate.

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

Purchased Credit Deteriorated (“PCD”) Loans

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

Consumer Loans

Prior to the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements), we accounted for our investment in the Consumer Loan Companies pursuant to the equity method of accounting because we could exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation were not met. Our share of earnings and losses in these equity method investees was recorded in “Earnings from investments in consumer loans, equity method investees” on the Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the Consolidated Balance Sheets.

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

Investment Consolidation

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which we have a variable interest. These analyses involve estimates, based on our assumptions, as well as judgments regarding significance and the design of entities.

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

We have invested in Nationstar serviced Servicer Advances, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of December 31, 2016, we owned an approximately 45.8% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

As a result of the SpringCastle Transaction, we have a 53.5% interest in and are the managing member of the Consumer Loan Companies. The Consumer Loan Companies were formed as joint ventures, designed by the members to share risks and rewards and provide each member with a certain level of participation in the overall management. The Consumer Loan Companies have demonstrated their ability to finance activities without additional subordinated financial support and were organized with substantive voting rights and the holders of the equity investment at risk, as a group, have the characteristics of a controlling financial interest. Therefore, we have determined that the Consumer Loan Companies are voting interest entities. As the holder of 53.5% of the voting equity and managing member, we have determined that we own a controlling financial interest and, as the third party investor does not possess substantive participating rights, we have consolidated the Consumer Loan Companies. We reflect the 46.5% membership interest held by the third party as a noncontrolling interest.

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” We have made certain investments, particularly our investments in MSRs and Servicer Advances, through TRSs and are subject to regular corporate income taxes on these investments.

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

MTM Assets	OCI Assets	Cost Assets
Excess MSRs	Real estate securities, available-for-sale	Residential mortgage loans, held-for-investment
Excess MSRs, equity method investees		Residential mortgage loans, held-for-sale
MSRs		Real estate owned (REO)
Servicer Advances		Consumer loans, held-for-investment
Certain assets within Other Assets, primarily derivatives		Trades receivable
Deferred tax asset, net
Other assets, except as described above

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations from year-to-year (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

Comparison of Results of Operations for the years ended December 31, 2016 and 2015

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Interest income	$1,076,735	$645,072	$431,663	66.9%
Interest expense	373,424	274,013	99,411	36.3%
Net Interest Income	703,311	371,059	332,252	89.5%
Impairment
Other-than-temporary impairment (OTTI) on securities	10,264	5,788	4,476	77.3%
Valuation provision (reversal) on loans and real estate owned	77,716	18,596	59,120	317.9%
	87,980	24,384	63,596	260.8%
Net interest income after impairment	615,331	346,675	268,656	77.5%
Servicing revenue, net	118,169	—	118,169	—%
Other Income
Change in fair value of investments in excess mortgage servicing rights	(7,297)	38,643	(45,940)	(118.9)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	16,526	31,160	(14,634)	(47.0)%
Change in fair value of investments in servicer advances	(7,768)	(57,491)	49,723	(86.5)%
Gain on consumer loans investment	9,943	43,954	(34,011)	(77.4)%
Gain on remeasurement of consumer loans investment	71,250	—	71,250	—%
Gain (loss) on settlement of investments, net	(48,800)	(19,626)	(29,174)	148.6%
Other income (loss), net	28,483	5,389	23,094	428.5%
	62,337	42,029	20,308	48.3%
Operating Expenses
General and administrative expenses	38,570	61,862	(23,292)	(37.7)%
Management fee to affiliate	41,610	33,475	8,135	24.3%
Incentive compensation to affiliate	42,197	16,017	26,180	163.5%
Loan servicing expense	44,001	6,469	37,532	580.2%
Subservicing expense	7,832	—	7,832	—%
	174,210	117,823	56,387	47.9%
Income (Loss) Before Income Taxes	621,627	270,881	350,746	129.5%
Income tax expense (benefit)	38,911	(11,001)	49,912	(453.7)%
Net Income (Loss)	$582,716	$281,882	$300,834	106.7%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$78,263	$13,246	$65,017	490.8%
Net Income (Loss) Attributable to Common Stockholders	$504,453	$268,636	$235,817	87.8%
Interest Income

Interest income increased by $431.7 million primarily attributable to incremental interest income of (i) $232.7 million mainly from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016, (ii) $15.6 million from Excess MSR investments and $15.2 million from Servicer Advance investments due to holding Excess MSR and Servicer Advance investments acquired through the HLSS Acquisition on April 6, 2015 for a full year in 2016. Interest income further increased by (iii) $155.7 million largely due to an increase in the size of Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the exercise of call rights, and (iv) $13.1 million from Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio during the year ended December 31, 2016, specifically the FNMA loan pool acquired in December 2015. The increase was partially offset by a $0.7 million decrease in interest income on GNMA EBO servicer advances funded by HLSS and accounted for as a financing transaction due to a decrease in the underlying balance of the portfolio during the year ended December 31, 2016.

Interest Expense

Interest expense increased by $99.4 million primarily attributable to increases of (i) $8.0 million of interest on financings related to Servicer Advances primarily acquired through the HLSS Acquisition on April 6, 2015, (ii) $52.8 million on the Consumer Loan segment including the securitization notes assumed as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016, (iii) $31.1 million of interest on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to December 31, 2015, (iv) $4.2 million of interest expense on Residential Mortgage Loans due to an increase in the underlying principal balance of the levered portfolio, and (v) $7.5 million of interest on corporate loans secured by Excess MSRs as a result of a higher average outstanding debt balance during the year ended December 31, 2016. The increase was partially offset by a $4.2 million decrease in interest on corporate loans assumed as part of HLSS Acquisition and subsequently repaid in full in 2015.

Other than Temporary Impairment (OTTI) on Securities

The other-than-temporary impairment on securities increased by $4.5 million primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of December 31, 2016.

Valuation Provision (Reversal) on Loans and Real Estate Owned

The $59.1 million increase in the valuation provision on residential mortgage loans, held-for-sale and real estate owned resulted from (i) consumer loan provision expense of $53.8 million on loans acquired as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016 and certain newly originated consumer loans acquired during the second half of 2016 and (ii) an REO impairment increase of $10.2 million due primarily to a decline in home prices. This increase was partially offset by (iii) a decrease of $4.9 million of reserve related to certain GNMO EBO servicer advance receivables during the year ended December 31, 2016.

Servicing Revenue, Net

Servicing revenue, net increased $118.2 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM, which closed in the fourth quarter of 2016 (Note 5 in our Consolidated Financial Statements).

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of investments in excess mortgage servicing rights decreased by $45.9 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease relates to mark-to-market fair value decreases of $7.3 million during the year ended December 31, 2016, compared to fair value increases of $38.6 million during the year ended December 31, 2015. The mark-to-market fair value adjustments during the year ended December 31, 2016 consisted primarily of a decrease in value on the legacy Excess MSR pools which is driven by lower future projected recapture rates, amortization of the legacy assets, and faster actual prepayment speeds throughout the year, offset by slower future projected prepayment speeds.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $14.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease relates to mark-to-market fair value increases of $16.5 million during the year ended December 31, 2016, compared to fair value increases of $31.1 million during the year ended December 31, 2015. The mark-to-market fair value adjustments during the year ended December 31, 2016 consist primarily of slower future projected prepayment speeds, offset by faster actual prepayment speeds throughout the year. The mark-to-market adjustments during the year ended December 31, 2015 were driven by increased servicing fees and a cumulative positive adjustment resulting from changes to certain modeling assumptions. Additionally, two Excess MSR joint ventures were restructured into directly owned assets during the first quarter of the year ended December 31, 2015.

Change in Fair Value of Investments in Servicer Advances

The change in fair value of investments in Servicer Advances decreased $49.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease relates to asset mark-downs of $7.8 million during the year ended December 31, 2016 compared to mark-downs of $57.5 million during the year ended December 31, 2015. The net decrease in fair value of investments in Servicer Advances for the year ended December 31, 2016 was due to the increases in discount rate assumptions partially offset by a higher forward LIBOR curve as compared to prior projections. The net decrease in fair value of investments in Servicer Advances for the year ended December 31, 2015 was primarily due to a lower performance fee adjustment related to HLSS servicing advances resulting from a lower forward LIBOR curve as compared to prior projections and increases in discount rate assumptions.

Gain on Consumer Loans Investment

The gain on consumer loans investment decreased $34.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was due to the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Gain on Remeasurement of Consumer Loans Investment

Gain on remeasurement of consumer loans investment of $71.3 million represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016.

Gain (Loss) on Settlement of Investments, net

Loss on settlement of investments, net increased by $29.2 million, primarily related to (i) decreased gain on sale of residential mortgage loans of $23.0 million, as the first two quarters of 2015 included the sale of the majority of the existing portfolio, (ii) loss on sale of real estate securities of $27.5 million relative to a gain of $13.1 million in 2015, and (iii) increased other losses of $0.9 million driven by interest rate cap unwind and increased loss on extinguishment of debt as a result of Servicer Advance term note repayment and facility downsize. These amounts were partially offset by (iv) decreased loss on settlement of derivatives of $19.5 million, (v) increased gain on sale of REO of $15.4 million, and (vi) decreased loss on liquidated residential mortgage loans of $0.4 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Other Income (Loss), net

Other income (loss), net increased by $23.1 million, primarily attributable to (i) a $9.3 million net increase in unrealized gains on interest rate swaps and interest rate caps, and a decrease in unrealized losses on TBAs, (ii) an increased gain on transfer of loans to REO of $16.3 million, and (iii) increased gain on transfer of loans to other assets of $3.6 million, partially offset by (iv) increased unrealized loss on other ABS of $3.2 million, (v) decreased gain on Excess MSR recapture agreements of $0.2 million, and (vi) $2.7 million decrease in other income during the year ended December 31, 2016 compared to the year ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses decreased by $23.3 million primarily attributable to (i) $6.0 million and $1.4 million in retention bonus and severance, and payroll expenses, respectively, related to HLSS employees associated with our acquisition of HLSS on April 6, 2015, (ii) $11.0 million of acquisition-related legal deal expenses due to our acquisition of HLSS, and (iii) $9.1 million related to a settlement agreement with certain HSART Bondholders during the year ended December 31, 2015, partially offset by (iv) $3.0 million legal deal expenses related to the SpringCastle Transaction and transactions that closed in the fourth quarter within our licensed servicer subsidiary, NRM, and (v) $1.7 million of expenses related to technology enhancements during the year ended December 31, 2016.

Management Fee to Affiliate

Management fee to affiliate increased by $8.1 million as a result of increases to our gross equity subsequent to December 31, 2015.

Incentive Compensation to Affiliate

Incentive compensation to affiliate increased by $26.2 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Loan Servicing Expense

Loan servicing expense increased by $37.5 million primarily attributable to (i) $34.8 million of loan servicing expense on Consumer Loans, held for investment as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016, and (ii) a $2.5 million increase in servicing expense on the Residential Mortgage Loans and Real Estate Securities due to a larger average portfolio during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Subservicing Expense

Subservicing expense increased $7.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of transactions that closed in the fourth quarter within our licensed servicer subsidiary, NRM (Note 5 in our Consolidated Financial Statements).

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $49.9 million, from $11.0 million of income tax benefit for the year ended December 31, 2015 to $38.9 million of income tax expense for the year ended December 31, 2016, relating to certain of our taxable subsidiaries. This change is primarily due to the increase in net income attributable to our taxable subsidiaries by $109.6 million from the year ended December 31, 2015.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests in income (loss) of consolidated subsidiaries increased by $65.0 million primarily due to (i) $38.1 million from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) during the year ended December 31, 2016, which are 46.5% owned by third parties, (ii) $21.8 million from a net decrease in the change in fair value of the Buyer’s assets and a decrease in interest expense, partially offset by a net decrease in interest income earned on the Buyer’s levered assets, and (iii) $5.1 million from HLSS shareholders’ interests in the net loss of HLSS Ltd during the year ended December 31, 2015.

Comparison of Results of Operations for the years ended December 31, 2015 and 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Interest income	$645,072	$346,857	$298,215	86.0%
Interest expense	274,013	140,708	133,305	94.7%
Net Interest Income	371,059	206,149	164,910	80.0%
Impairment
Other-than-temporary impairment (OTTI) on securities	5,788	1,391	4,397	316.1%
Valuation provision (reversal) on loans and real estate owned	18,596	9,891	8,705	88.0%
	24,384	11,282	13,102	116.1%
Net interest income after impairment	346,675	194,867	151,808	77.9%
Other Income
Change in fair value of investments in excess mortgage servicing rights	38,643	41,615	(2,972)	(7.1)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	31,160	57,280	(26,120)	(45.6)%
Change in fair value of investments in servicer advances	(57,491)	84,217	(141,708)	(168.3)%
Earnings from investments in consumer loans, equity method investees	—	53,840	(53,840)	(100.0)%
Gain on consumer loans investment	43,954	92,020	(48,066)	(52.2)%
Gain (loss) on settlement of investments, net	(19,626)	31,297	(50,923)	(162.7)%
Other income (loss), net	5,389	14,819	(9,430)	(63.6)%
	42,029	375,088	(333,059)	(88.8)%
Operating Expenses
General and administrative expenses	61,862	27,001	34,861	129.1%
Management fee to affiliate	33,475	19,651	13,824	70.3%
Incentive compensation to affiliate	16,017	54,334	(38,317)	(70.5)%
Loan servicing expense	6,469	3,913	2,556	65.3%
	117,823	104,899	12,924	12.3%
Income (Loss) Before Income Taxes	270,881	465,056	(194,175)	(41.8)%
Income tax expense (benefit)	(11,001)	22,957	(33,958)	(147.9)%
Net Income (Loss)	$281,882	$442,099	$(160,217)	(36.2)%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$13,246	$89,222	$(75,976)	(85.2)%
Net Income (Loss) Attributable to Common Stockholders	$268,636	$352,877	$(84,241)	(23.9)%

Interest Income

Interest income increased by $298.2 million primarily attributable to incremental interest income of (i) $85.4 million from Excess MSR investments, in which we made additional investments subsequent to December 31, 2014, primarily through the HLSS Acquisition discussed in Note 1 to our Consolidated Financial Statements, as well as through the restructuring of two Excess MSR joint ventures into directly owned assets, and (ii) $162.2 million from servicer advance investments, in which we made additional investments subsequent to December 31, 2014, also primarily through the HLSS Acquisition. Interest income further increased by (iii) $52.1 million, largely due to both additional investments and accelerated accretion on real estate securities owned in Non-Agency RMBS trusts that were terminated upon the exercise of call rights, (iv) $13.8 million related to interest income on EBO loans acquired in the HLSS Acquisition, (v) $2.6 million related to interest income on Ginnie Mae EBO Servicer Advances funded by HLSS and accounted for as a financing transaction, partially offset by a $17.3 million decrease from residential mortgage loans as a result of the decrease in size of the portfolio during the first six months of 2015, particularly due to the sale of several performing loan pools.

Interest Expense

Interest expense increased by $133.3 million primarily attributable to increases of (i) $104.9 million of interest on financings related to Servicer Advances acquired primarily through the HLSS Acquisition, (ii) $15.3 million of interest on secured corporate loans issued in January and May 2015, (iii) $10.4 million and (iv) $6.5 million of interest on repurchase agreements and financings of residential mortgage loans, including EBO loans and real estate securities, respectively, in which we made additional levered investments subsequent to December 31, 2014, partially offset by a $2.6 million decrease in interest on repurchase agreements on our consumer loans portfolio that we paid off subsequent to December 31, 2014.

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

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of investments in excess mortgage servicing rights decreased by $3.0 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease relates to mark-to-market fair value adjustments of $38.6 million during the year ended December 31, 2015, compared to fair value adjustments of $41.6 million during the year ended December 31, 2014. The mark-to-market fair value adjustments during the year ended December 31, 2015 consisted primarily of an increase in value on the Excess MSR pools acquired through the HLSS Acquisition. The mark-to-market adjustments during the year ended December 31, 2014 were driven by a decrease in the weighted average discount rate from 12.8% to 10.0% and slower prepayment rates.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $26.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease relates to mark-to-market fair value adjustments of $31.2 million during the year ended December 31, 2015, compared to fair value adjustments of $57.3 million during the year ended December 31, 2014. The mark-to-market fair value adjustments during the year ended December 31, 2015 consist of an increase due to increased servicing fees, and a cumulative positive adjustment resulting from changes to certain modeling assumptions. The mark-to-market adjustments during the year ended December 31, 2014 were driven by a decrease in the weighted average discount rate from 12.8% to 10.0% and slower prepayment rates. Additionally, two Excess MSR joint ventures were restructured into directly owned assets during the first quarter of the year ended December 31, 2015.

Change in Fair Value of Investments in Servicer Advances

The change in fair value of investments in Servicer Advances decreased $141.7 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease relates to asset mark-downs of $57.5 million during the year ended December 31, 2015 compared to mark-ups of $84.2 million during the year ended December 31, 2014. The change in fair value of investments in Servicer Advances for the year ended December 31, 2015 was due to the acquisition of Servicer Advances through the HLSS Acquisition and subsequent increases in discount rate assumptions across all Servicer Advances portfolios. The change in fair value of investments in Servicer Advances for the year ended December 31, 2014 was primarily due to a decrease in the servicer advance-to-UPB ratio.

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

Gain (Loss) on Settlement of Investments, net

Gain (loss) on settlement of investments, net decreased by $50.9 million, primarily related to (i) decreased net gains of $52.6 million on real estate securities sold, (ii) increased loss of $6.5 million on settlement of derivatives, (iii) increased loss of $7.1 million on sale of REO, (iv) $7.3 million loss on extinguishment of debt, and (v) $3.1 million write-off of financing fees, partially offset by (vi) increased net gains of $25.7 million related to residential mortgage loans and real estate owned, including gains on sales, loan liquidations and securitizations.

Other Income (Loss), net

Other income (loss), net decreased by $9.4 million, primarily attributable to (i) a $15.5 million decrease in gains on transfer of loans to REO, (ii) a $7 million increase in servicer advance expenses, (iii) a non-recurring fee earned on deal termination of $5 million during the year ended December 31, 2014, and (iv) an increase in REO expense of $3.3 million, partially offset by (v) a $5.3 million net decrease in unrealized losses on non-hedge derivative instruments, (vi) a $1.8 million increase in realized gain from MSR investments, and (vii) a $14.5 million reimbursement from a servicer during 2015.

General and Administrative Expenses

General and administrative expenses increased by $34.9 million, partially attributable to $8.2 million in payroll and benefits, retention bonus, and severance related to HLSS employees, triggered by our acquisition of HLSS. Legal deal expenses increased $14.0 million, primarily as a result of the HLSS Acquisition and the settlement agreement with certain HSART Bondholders as discussed in Note 11 to our Consolidated Financial Statements. Deal expense, legal fees, and D&O insurance expense increased $5.3 million, $2.1 million, and $1.3 million, respectively, primarily as a result of the HLSS Acquisition, and $4.0 million of increased professional fees and other expenses were incurred to maintain and monitor our increasing asset base.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advances, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our licensed servicer subsidiary, NRM, is subject to regulatory requirements regarding NRM’s liquidity. As of December 31, 2016, approximately $95.8 million of our cash and cash equivalents was held at NRM, of which $57.3 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments (including margin) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. On January 26, 2017, our board of directors approved an increase in our quarterly dividend to $0.48 per share of common stock for the first quarter of 2017, which will result in reduced cash flows. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future Servicer Advances. Currently, we expect that net recoveries of Servicer Advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2016, we had outstanding repurchase agreements with an aggregate face amount of approximately $5.2 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3%-4% for Agency RMBS, 10%-60% for Non-Agency RMBS, and 5%-58% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $324.3 million face amount of our Excess MSR financing is subject to “collateral coverage trigger events,” which are essentially similar to a margin requirement (except that they result in an actual paydown of the financing) to the extent that the UPB of the financing exceeds 90% of the market value of the related collateral. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our repurchase agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	December 31, 2016
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,764,760	$1,764,760	Jan-17 to Mar-17	1.00%	0.2	$1,786,585	$1,874,554	$1,833,348	0.4
Non-Agency RMBS(E)	Various	2,654,242	2,654,242	Jan-17 to Mar-17	2.42%	0.1	6,510,127	3,358,438	3,481,478	7.9
Residential Mortgage Loans(F)	Various	689,132	686,412	Mar-17 to Sep-18	3.31%	0.7	1,061,445	869,297	852,790	3.4
Real Estate Owned(G) (H)	Various	85,552	85,217	Mar-17 to Sep-18	3.35%	0.3	N/A	N/A	98,496	N/A
Total Repurchase Agreements		5,193,686	5,190,631		2.07%	0.2
Notes and Bonds Payable
Secured Corporate Notes(I)	Various	734,254	729,145	Apr-18 to Sep-19	5.50%	2.2	310,072,544	1,271,217	1,437,226	6.2
Servicer Advances(J)	Various	5,560,412	5,549,872	Mar-17 to Dec-21	3.19%	2.7	5,617,759	5,687,635	5,706,593	4.6
Residential Mortgage Loans(K)	Oct-15	8,271	8,271	Oct-17	3.44%	0.8	13,248	7,514	7,514	4.5
Consumer Loans(L) (M)	Various	1,709,054	1,700,211	Sep-19 to Mar-24	3.48%	3.9	1,809,952	1,802,809	1,799,372	3.8
Receivable from government agency(K)	Oct-15	3,106	3,106	Oct-17	3.44%	0.8	N/A	N/A	3,378	N/A
Total Notes and Bonds Payable		8,015,097	7,990,605		3.46%	2.9
Total/Weighted Average		$13,208,783	$13,181,236		2.91%	1.8

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of January or February 2017 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $11.0 million of associated accrued interest payable as of December 31, 2016.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.7 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $125.8 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $410.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%, and a $324.3 million corporate loan which bears interest equal to 5.68%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying Excess MSRs that secure these notes, and the $324.3 million corporate loan is also collateralized by the rights to the related basic fee portion of the MSRs.

(J)
$3.5 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.1%.

(K)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.88%.

(L)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $1.29 billion UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $211.0 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $39.0 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $39.0 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024; $39.0 million UPB of Class D-1 notes with a coupon of 5.80% and a stated maturity date in March 2024; and $39.0 million UPB of Class D-2 notes with a coupon of 5.80% and a stated maturity date in March 2024.

(M)	Includes a $132.2 million face amount note collateralized by newly originated consumer loans which bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans Notes and Bonds Payable, such collateral is not available to other creditors of ours.

We have margin exposure on $5.2 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2016
	Outstanding Balance at December 31, 2016	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,764,760	$1,613,630	$1,779,356	0.70%
Non-Agency RMBS	2,654,242	2,059,533	2,806,044	2.14%
Residential Mortgage Loans	683,048	692,583	974,408	2.95%
Real Estate Owned	83,118	87,582	123,677	3.02%
Consumer Loans	—	30,955	53,068	3.72%
Notes and Bonds Payable
Servicer Advances	646,067	2,551,309	4,000,289	2.59%
Residential Mortgage Loans	8,271	11,523	15,652	3.33%
Real Estate Owned	3,106	3,346	3,877	3.33%
Total/Weighted Average	$5,842,612	$7,050,461		1.86%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Repurchase Agreements
Agency RMBS	$1,637,506	$1,650,738	$1,636,200	$1,530,739
Non-Agency RMBS	1,369,703	1,959,069	2,259,505	2,653,867
Residential Mortgage Loans	889,834	672,344	692,282	578,532
Real Estate Owned	87,270	99,796	102,896	60,494
Consumer Loans	34,569	35,609	22,153	30,565

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Repurchase Agreements
Agency RMBS	$1,262,870	$1,380,052	$1,618,026	$1,760,060
Non-Agency RMBS	521,272	512,100	738,564	1,173,321
Residential Mortgage Loans	359,567	464,283	424,992	597,299
Real Estate Owned	2,935	84,582	72,869	70,900
Consumer Loans	—	42,976	40,472	40,444

(A)	Represents the average for the period the debt was outstanding.

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

Servicer Advance Notes Payable (the “Servicer Advance Notes”)

Following their revolving period, principal will be paid on the Servicer Advance Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding these revolving periods as of December 31, 2016 (dollars in thousands):

Servicer Advance Note Amount	Revolving Period Ends(A)
$249,335	March 2017
75,325	November 2017
321,407	December 2017
119,907	May 2018
1,040,272	November 2018
379,109	June 2019
2,248,565	October 2019
376,246	December 2020
387,000	October 2021
363,246	December 2021
$5,560,412

(A)	On the earlier of this date or the occurrence of an early amortization event or a target amortization event.

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

HLSS Servicer Advance Receivables Trust

On October 1, 2015, an event of default (the “Specified Default”) occurred under the indenture related to certain notes issued by HSART, a wholly-owned subsidiary of ours (Note 11 to our Consolidated Financial Statements). The Specified Default occurred as a result of (and solely as a result of) Ocwen’s master servicer rating downgrade to “Below Average”, announced by S&P on September 29, 2015. After giving effect to such downgrade, Ocwen ceased to be an “Eligible Subservicer” under the indenture causing the “Collateral Test” under the indenture to not be satisfied. The continuing failure of the Collateral Test as of close of business on October 1, 2015 resulted in the occurrence of the Specified Default. The Specified Default caused $2.5 billion of term notes issued by HSART to become immediately due and payable, without premium or penalty, as of the close of business on October 1, 2015, in accordance with the terms of HSART’s indenture.

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

Consumer Loans

In October 2016, the Consumer Loan Companies (Note 9) refinanced their outstanding asset-backed notes with a new asset-backed securitization. The issuance consisted of $1.7 billion face amount of asset-backed notes comprised of six classes with maturity dates in November 2023 and March 2024, of which approximately $157.6 million face amount was retained by the Consumer Loan Companies and subsequently distributed to their members including New Residential. New Residential’s $79.9 million portion of these bonds is not treated as outstanding debt in consolidation. In connection with the refinancing, the Consumer Loan Companies recorded approximately $4.7 million of loss on extinguishment of debt related to an unamortized discount.

SpringCastle Debt (the “SpringCastle Notes”)

Principal will be paid on the SpringCastle Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related securitization transaction documents. Prior to the occurrence of an event of default under such documents, payments of principal on the SpringCastle Notes are made in amounts necessary to maintain the prescribed relationship among the senior and subordinated notes balances relative to the principal balance of the underlying consumer loans, with any excess available funds flowing back to the co-issuers or as the co-issuers may direct. After the occurrence of an event of default, available funds are applied to pay the SpringCastle Notes sequentially in full before any distribution to the co-issuer or as the co-issuers may direct.

The definitive documents related to the SpringCastle Notes contain customary events of default, including, among others, (i) non-payment of principal, interest or other amounts when due, (ii) insolvency of any co-issuer; (iii) any co-issuer becoming subject to registration as an “investment company” within the meaning of the Investment Company Act of 1940; (iv) any co-issuer shall become taxable as an association, taxable mortgage pool or publicly traded partnership taxable as a corporation under the Internal Revenue Code; and (v) breaches of representations, warranties and covenants, subject to certain cure periods. Upon the occurrence and during the continuance of an event of default under any facility, the requisite percentage of the related noteholders may declare the SpringCastle Notes and all other obligations of the co-issuers immediately due and payable. A bankruptcy event of default causes such obligations automatically to become immediately due and payable and the commitments automatically to terminate.

The definitive documents related to the SpringCastle Notes contain customary representations and warranties, as well as covenants. Covenants include, among others, reporting requirements, provision of notices of material events, maintenance of existence, maintenance of books and records and compliance with laws.

Both the SpringCastle Notes and the underlying consumer loans accrue interest at fixed rates.

NRZ Excess Spread-Collateralized Notes (the “Excess Spread Notes”)

Principal will be paid on the Excess Spread Notes in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding the note amounts for the Excess Spread Notes as of December 31, 2016 (in thousands):

Transaction	Outstanding Note Amount	Maturity Date
PLS1	$190,000	June 2019(A)
PLS2	324,254	July 2021(B)
Agency MSRs Loan	220,000	April 2018(C)

(A)	The PLS1 Excess Spread Notes may be paid off on any payment date occurring on or after December 2017 upon 180 days written notice from the Borrowers or Noteholders.

(B)	The PLS2 Excess Spread Notes have an expected repayment date of September 2019.

(C)	The Agency MSRs Loan has a loan repayment date of April 16, 2018.

At closing, the PLS1 Excess Spread Notes had a note amount of $126,229,348, but are subject to increase on any funding date upon 1 business days’ notice and if there is sufficient collateral value to support such increase. The related MSR valuation agent may, at its sole discretion, recalculate the market value of the excess servicing fees and generate a market value report. If the collateral value (using the market value from the most recent market value report) multiplied by the advance rate is determined to be less than the note amount, the borrowers will be required to make a principal payment to the extent necessary to cure such imbalance. The borrowers are required to pay the outstanding principal balance of the PLS1 Excess Spread Notes on the maturity date set forth in the table above. Prior to the maturity date, upon the occurrence of an event of default, the PLS1 Excess Spread Notes become immediately due and payable. For the PLS1 Excess Spread Notes, New Residential Investment Corp. guarantees the payment of all amounts payable when due.

At closing, the PLS2 Excess Spread Notes had a note amount of $345,000,000. The related MSR valuation agent is required to recalculate the market value of the aggregate excess servicing fees on a quarterly basis and generate a market value report. The borrowers are required to make a scheduled principal payment on the PLS2 Excess Spread Notes on each of the 36 payment dates following closing until the PLS2 Excess Spread Notes are paid down to a $0 note balance. On any payment date, if the note amount divided by the most recently available market value is greater than 90%, a collateral coverage trigger event will occur. If a collateral coverage trigger event occurs, the scheduled principal payment will be the greater of (i) the excess of the note amount over the scheduled amortization balance and (ii) the amount required to cause the collateral coverage percentage to by less than 90%. If available funds are insufficient to pay the PLS2 Excess Spread Notes in full on the expected repayment date in September 2019, the borrowers will be assessed an additional fee amount each month thereafter until paid in full. Prior to the expected repayment date, upon the occurrence of an event of default, the PLS2 Excess Spread Notes become immediately due and payable.

For the PLS2 Excess Spread Notes, New Residential guarantees the payment of (i) any interest amounts when due on any payment date, and (ii) unpaid principal amounts, plus unpaid interest and additional fee amounts on the stated maturity date.

At closing, the Agency MSRs Loan, had a loan amount of $225,000,000. Beginning on the first monthly payment date (April 25, 2017) following the anniversary of the funding date (April 15, 2016), the borrowers are required to pay any unpaid principal in equal parts on each remaining monthly payment date occurring prior to the loan repayment date (April 16, 2018). The lender shall have the right to determine the collateral value at any time in its sole good faith discretion. If, on any determination date, the outstanding aggregate loan amount exceeds the lesser of (i) the borrowing base and (ii) the facility amount, the borrowers shall, within 1 business days’ written notice, repay the loan in an amount equal to the borrowing base deficiency. Prior to the loan repayment date, upon the occurrence of an event of default, the Agency MSRs Loan becomes immediately due and payable. New Residential is a co-borrower under the Agency MSRs Loan.

The definitive documents related to the Excess Spread Notes contain customary representations and warranties, as well as affirmative and negative covenants. Affirmative covenants include, among others, reporting requirements, provision of notices of material events, maintenance of existence, delivery of financial statements, use of proceeds, maintenance of deposit accounts, maintenance of books and records, compliance with laws, compliance with covenants in the transaction/facility documents, and financial covenants. Negative covenants include, among others, impairment on the value of the collateral, limitations on liens on the collateral, limitations on other indebtedness or business activity, and changes in state of organization without notice.

The definitive documents related to the Excess Spread Notes also contain customary events of default, including, among others, (i) non-payment of principal, interest or other amounts when due, (ii) material misrepresentations in the transaction/facility documents, (iii) failure to maintain a first priority security interest in the collateral, (iv) change of control, (v) insolvency, (vi) judgments, (vii) the failure of New Residential to be listed on the NYSE or have a public debt rating by at least one of S&P, Moody’s or Fitch, (viii) the failure of the underlying servicer to be an approved servicer under the guidelines of the applicable agency and (ix) the failure of New Residential to maintain its status as a REIT or failure of certain specified financial tests or a servicer termination event trigger occurs. Upon the occurrence and during the continuance of an event of default under any facility, the noteholders may declare the Excess Spread Notes and all other obligations immediately due and payable and may terminate the commitments.

Maturities

Our debt obligations as of December 31, 2016, as summarized in Note 11 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
2017	$697,437	$5,145,175	$5,842,612
2018	1,160,179	228,520	1,388,699
2019	2,759,841	514,254	3,274,095
2020	376,246	—	376,246
2021 and thereafter	2,327,131	—	2,327,131
	$7,320,834	$5,887,949	$13,208,783

(A)	Includes repurchase agreements and notes and bonds payable of $51.4 million and $7,269.5 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $5,142.3 million and $745.6 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.7% and 23.8%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 19.2% and 13.1%, respectively, during the year ended December 31, 2016.

Borrowing Capacity

The following table represents our borrowing capacity as of December 31, 2016 (in thousands):

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Residential Mortgage Loans and REO	$2,260,000	$774,684	$1,485,316
Notes and Bonds Payable
Secured Corporate Loans	Excess MSRs	525,000	410,000	115,000
Servicer Advances(A)	Servicer Advances	6,577,393	5,560,412	1,016,981
Consumer Loans	Consumer Loans	150,000	132,168	17,832
		$9,512,393	$6,877,264	$2,635,129

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds with a current face amount of $94.4 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of December 31, 2016.

Stockholders’ Equity

Common Stock

Our certificate of incorporation authorizes 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At the time of the completion of the spin-off, there were 126,512,823 outstanding shares of common stock which was based on the number of Drive Shack’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of our common stock for each share of Drive Shack common stock (adjusted for the reverse split described below).

Prior to the spin-off, Drive Shack had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, the 10.7 million options that were held by the Manager, or by the directors, officers or employees, of the Manager, were converted into an adjusted Drive Shack option and a new New Residential option. The exercise price of each adjusted Drive Shack option and New Residential option was set to collectively maintain the intrinsic value of the Drive Shack option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Drive Shack option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

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

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2016.

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

In May 2014, an employee of the Manager exercised 107,500 options with a weighted average exercise price of $5.61 and received 107,500 shares of common stock of New Residential. In August 2014, employees of the Manager and one of New Residential’s directors exercised an aggregate of 498,500 options with a weighted average exercise price of $5.62 and received 276,037 shares of common stock of New Residential. In December 2014, a former employee of the Manager exercised 42,566 options with a weighted average exercise price of $7.19 and received 42,566 shares of common stock of New Residential. In July 2015, a former employee of the Manager exercised 37,500 options with a weighted average exercise price of $7.19 and received 20,227 shares of common stock of New Residential. In August 2016, employees of the Manager exercised an aggregate of 1,100,497 options with a weighted average exercise price of $10.59 per share and received 280,111 shares of common stock of New Residential.

As of December 31, 2016, our outstanding options corresponding to Drive Shack options issued prior to 2011 had a weighted average exercise price of $31.27 and our outstanding options corresponding to Drive Shack options issued in 2011, 2012 and 2013, as well as options issued by us in 2013 and thereafter, had a weighted average exercise price of $14.62. Our outstanding options as of December 31, 2016 were summarized as follows:

	December 31, 2016
	Issued Prior to 2011	Issued in 2011 - 2016	Total
Held by the Manager	330,090	10,874,152	11,204,242
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	18,910	1,967,458	1,986,368
Issued to the independent directors	—	6,000	6,000
Total	349,000	12,847,610	13,196,610

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2016, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2015	$3,936
Net unrealized gain (loss) on securities	84,703
Reclassification of net realized (gain) loss on securities into earnings	37,724
Accumulated other comprehensive income, December 31, 2016	$126,363

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2016, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of credit spreads. We recorded OTTI charges of $10.3 million with respect to real estate securities and realized gains of $27.5 million on sales of real estate securities.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, other differences in method of accounting, non-deductible general and administrative expenses, taxable income arising from certain modifications of debt instruments, and investments held in TRSs. Our quarterly dividend per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share.

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2014	April 2014	$0.35
June 30, 2014	July 2014	$0.50	(A)
September 30, 2014	October 2014	$0.35
December 31, 2014	January 2015	$0.38
March 31, 2015	April 2015	$0.38
June 30, 2015	July 2015	$0.45
September 30, 2015	October 2015	$0.46
December 31, 2015	January 2016	$0.46
March 31, 2016	April 2016	$0.46
June 30, 2016	July 2016	$0.46
September 30, 2016	October 2016	$0.46
December 31, 2016	January 2017	$0.46
March 31, 2017	April 2017	$0.48

(A)    Includes a $0.15 special cash dividend made in connection with REIT distribution requirements.

Cash Flow

Operating Activities

2016 vs. 2015

Net cash flows provided by operating activities increased approximately $254.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Operating cash flows for the year ended December 31, 2016 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $1.2 billion, collections on receivables and other assets of $218.1 million, net interest income received of $492.7 million, distributions of earnings from equity method investees of $22.0 million, and distributions from equity method investees in excess of our basis of $9.9 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $1.2 billion, net funding of servicing advance receivables of $2.5 million, incentive compensation and management fees paid to the Manager of $60.6 million, income taxes paid of $1.1 million and other outflows of approximately $92.9 million that primarily consisted of general and administrative costs.

2015 vs. 2014

Net cash flows provided by operating activities increased approximately $478.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Operating cash flows of $306.5 million for the year ended December 31, 2015 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $1.3 billion, collections on receivables primarily acquired through the HLSS Acquisition of $215.2 million, net interest income received of $190.4 million, distributions of earnings from equity method investees of $37.9 million, and distributions from equity method investees in excess of our basis of $44.0 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $1.3 billion, incentive compensation and management fees paid to the Manager of $82.8 million, income taxes paid of $0.5 million and other outflows of approximately $88.5 million that primarily consisted of general and administrative costs.

Investing Activities

Cash flows provided by (used in) investing activities were ($182.6 million), ($233.2 million) and ($1.7 billion) for the years ended December 31, 2016, 2015 and 2014, respectively. Investing activities consisted primarily of the acquisition of Servicer Advances, MSRs, Excess MSRs, real estate securities, and loans, net of principal repayments from Servicer Advances, MSRs, Excess MSRs, Agency RMBS, Non-Agency RMBS and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately ($269.2 million), $28.9 million and $1.8 billion during the years ended December 31, 2016, 2015 and 2014, respectively. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $162.3 million. As of December 31, 2016, there was $2,188.8 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of December 31, 2016. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2016, we had the following material contractual obligations (payments in thousands):

Contract	Terms

Debt Obligations

Repurchase Agreements	Described under Note 11 to our Consolidated Financial Statements.

Notes and Bonds Payable	Described under Note 11 to our Consolidated Financial Statements.

Other Contractual Obligations

Management Agreement
For its services, our Manager is entitled to management fees, incentive fees, and reimbursement for certain expenses, as defined in, and in accordance with the terms of, the Management Agreement. Such terms are described in Note 15 to our Consolidated Financial Statements.

Interest Rate Swaps	Described under Note 10 to our Consolidated Financial Statements.

	Fixed and Determinable Payments Due by Period
Contract	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Debt Obligations
Repurchase Agreements(A)	$5,215,301	$8,771	$—	$—	$5,224,072
Notes and Bonds Payable(A)	914,436	5,079,124	1,293,682	1,683,013	8,970,255
Other Contractual Obligations
Management Agreement(B)	86,916	89,439	89,439	1,117,985	1,383,779
Interest rate swaps(C)	1,780	(425)	(780)	2,446	3,021
Total	$6,218,433	$5,176,909	$1,382,341	$2,803,444	$15,581,127

(A)	Interest is included based on the expected LIBOR curve that existed at December 31, 2016 and the scheduled maturities of our debt obligations.

(B)
Amounts reflect management fees and full expense reimbursements for the next 30 years, assuming no change in gross equity. Incentive fee is included for the amount currently outstanding as of December 31, 2016.

(C)
The amounts reflected assume that these agreements are terminated at their December 31, 2016 fair value and paid at the contractual maturity of the related interest rate swap agreements, to the extent that they represent liabilities.

See Notes 14 and 18 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2016. As described in Note 14, we have committed to purchase certain future Servicer Advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of Servicer Advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty as further described in “—Application of Critical Accounting Policies—Servicer Advances.”

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

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$504,453	$268,636	$352,877
Impairment	87,980	24,384	11,282
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	7,297	(38,643)	(41,615)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(16,526)	(31,160)	(57,280)
Change in fair value of investments in servicer advances	7,768	57,491	(84,217)
Earnings from investments in consumer loans, equity method investees	—	—	(53,840)
Gain on consumer loans investment	(9,943)	(43,954)	(92,020)
Gain on remeasurement of consumer loans investment	(71,250)	—	—
(Gain) loss on settlement of investments, net	48,800	19,626	(31,297)
Unrealized (gain) loss on derivative instruments	(5,774)	3,538	8,847
Unrealized (gain) loss on other ABS	2,322	(879)	—
(Gain) loss on transfer of loans to REO	(18,356)	(2,065)	(17,489)
Fee earned on deal termination	—	—	(5,000)
Gain on Excess MSR recapture agreements	(2,802)	(2,999)	(1,157)
Other (income) loss	6,499	6,219	(20)
Total Other Income Adjustments	(51,965)	(32,826)	(375,088)

Other Income and Impairment attributable to non-controlling interests	(26,303)	(22,102)	44,961
Change in fair value of investments in mortgage servicing rights	(103,679)	—	—
Non-capitalized transaction-related expenses	9,493	31,002	10,281
Incentive compensation to affiliate	42,197	16,017	54,334
Deferred taxes	34,846	(6,633)	16,421
Interest income on residential mortgage loans, held-for sale	18,356	22,484	—
Limit on RMBS discount accretion related to called deals	(30,233)	(9,129)	—
Adjust consumer loans to level yield	7,470	71,070	70,394
Core earnings of equity method investees:
Excess mortgage servicing rights	18,206	25,853	33,799
Core Earnings	$510,821	$388,756	$219,261

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

Interest Rate Risk

Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our investments in several distinct ways, the most significant of which are discussed below.

Cash Flow Impact

Changes in interest rates affect our net interest income, which is the difference between the interest income earned on assets and the interest expense incurred in connection with our debt obligations and hedges.

We may use match funded structures, when appropriate and available. This means that we may seek to match the maturities of our debt obligations with the maturities of our assets to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we may seek to match fund interest rates on our assets with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments (see below), or through a combination of these strategies, which we believe allows us to reduce the impact of changing interest rates on our earnings.

However, increases or decreases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of changing interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior or subsequent to, and in some cases more or less frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of changing interest rates. See further disclosure regarding our Agency RMBS under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio—Real Estate Securities—Agency RMBS” for information about certain reset terms and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for information about related debt.

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

As of December 31, 2016, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $19.5 million in 2017, whereas a 50 basis point decrease in short term interest rates would increase our cash flows by approximately $15.2 million in 2017, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of December 31, 2016. As of December 31, 2015, an immediate 50 basis point increase in interest rates would have increased our cash flows over the next year by approximately $5.0 million, whereas an immediate 50 basis point decrease in interest rates would have increased our cash flows over the next year by approximately $1.3 million.

Other Impacts

Changes in the level of interest rates also affect the yields required by the marketplace on interest rate instruments. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, to the extent the related assets are expected to be held and continue to perform as expected, as their fair value is not relevant to their underlying cash flows. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in certain cases, our net income.

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our investments in MSRs and Excess MSRs, we have recapture agreements, as described in Notes 4 and 5 to our Consolidated Financial Statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our investments in MSRs and Excess MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short term financing were to decline, it could cause us to fund margin, or repay debt, and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such investments.

We are subject to margin calls on our repurchase agreements. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that are subject to margin calls, or mandatory repayment, based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls, or required repayments, resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates but there can be no assurance that our cash reserves will be sufficient.

In addition, changes in interest rates may impact our ability to exercise our call rights and to realize or maximize potential profits from them. A significant portion of the residential mortgage loans underlying our call rights bear fixed rates and may decline in value during a period of rising market interest rates. Furthermore, rising rates could cause prepayment rates on these loans to decline, which would delay our ability to exercise our call rights. These impacts could be at least partially offset by potential declines in the value of Non-Agency RMBS related to the call rights, which could then be acquired more cheaply, and in credit spreads, which could offset the impact of rising market interest rates on the value of fixed rate loans to some degree. Conversely, declining interest rates could increase the value of our call rights by increasing the value of the underlying loans.

We believe our consumer loan investments generally have limited interest rate sensitivity given that our portfolio is mostly composed of very seasoned loans with credit-impaired borrowers who are paying fixed rates, who we believe are relatively unlikely to change their prepayment patterns based on changes in interest rates.

As of December 31, 2016, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $135.9 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $170.4 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below. As of December 31, 2015, an immediate 50 basis point increase in interest rates would have increased our net book value by approximately $135.9 million, whereas an immediate 50 basis point decrease in interest rates would have decreased our net book value by approximately $144.3 million.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

A further discussion of the sensitivity of our book value to changes in the yields required by the marketplace on interest rate instruments is included below under “—Credit Spread Risk.”

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs, Excess MSRs, the basic fee component of MSRs (which we own as part of our investments in Servicer Advances), Non-Agency RMBS and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs or Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs, Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

We seek to reduce our exposure to prepayment through the structuring of our investments. For example, in our MSR and Excess MSR investments, we seek to enter into “recapture agreements” whereby our MSR or Excess MSR is retained if the applicable servicer or subservicer originates a new loan the proceeds of which are used to repay a loan underlying an MSR or Excess MSR in our portfolio. We seek to enter into such recapture agreements in order to protect our returns in the event of a rise in voluntary prepayment rates.

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

As of December 31, 2016, a 25 basis point increase in credit spreads would decrease our net book value by approximately $114.1 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $110.5 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow. As of December 31, 2015, a 25 basis point increase in credit spreads would have decreased our net book value by approximately $81.5 million, and a 25 basis point decrease in credit spreads would have increased our net book value by approximately $83.3 million.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in MSRs, Excess MSRs, Servicer Advances, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of Servicer Advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

For our MSRs and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not directly affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan, so delinquencies decrease prepayments therefore having a positive impact on fair value, while increased defaults have an effect similar to increased prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal. For our call rights, higher delinquencies and defaults could reduce the value of the underlying loans, therefore reducing or eliminating the related potential profit.

Market factors that could influence the degree of the impact of credit risk on our investments include (i) unemployment and the general economy, which impact borrowers’ ability to make payments on their loans, (ii) home prices, which impact the value of collateral underlying residential mortgage loans, (iii) the availability of credit, which impacts borrowers’ ability to refinance, and (iv) other factors, all of which are beyond our control.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of New Residential Investment Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Residential Investment Corp. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Residential Investment Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of New Residential Investment Corp. and Subsidiaries

We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). New Residential Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, New Residential Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, of New Residential Investment Corp. and Subsidiaries and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 21, 2017

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2016	2015
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,399,455	$1,581,517
Excess mortgage servicing rights, equity method investees, at fair value	194,788	217,221
Mortgage servicing rights, at fair value	659,483	—
Servicer advances, at fair value(A)	5,706,593	7,426,794
Real estate securities, available-for-sale	5,073,858	2,501,881
Residential mortgage loans, held-for-investment	190,761	330,178
Residential mortgage loans, held-for-sale	696,665	776,681
Real estate owned	59,591	50,574
Consumer loans, held-for-investment(A)	1,799,486	—
Cash and cash equivalents(A)	290,602	249,936
Restricted cash	163,095	94,702
Trades receivable	1,687,788	1,538,481
Deferred tax asset, net	151,284	185,311
Other assets	291,586	239,446
	$18,365,035	$15,192,722

Liabilities and Equity

Liabilities
Repurchase agreements	$5,190,631	$4,043,054
Notes and bonds payable(A)	7,990,605	7,249,568
Trades payable	1,381,968	725,672
Due to affiliates	47,348	23,785
Dividends payable	115,356	106,017
Accrued expenses and other liabilities	170,950	58,046
	14,896,858	12,206,142

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 250,773,117 and 230,471,202 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2,507	2,304
Additional paid-in capital	2,920,730	2,640,893
Retained earnings	210,500	148,800
Accumulated other comprehensive income (loss)	126,363	3,936
Total New Residential stockholders’ equity	3,260,100	2,795,933
Noncontrolling interests in equity of consolidated subsidiaries	208,077	190,647
Total Equity	3,468,177	2,986,580
	$18,365,035	$15,192,722

(A)
New Residential’s Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, the Buyer (Note 6) and the Consumer Loan SPVs (Note 9), which primarily hold investments in Servicer Advances and consumer loans, respectively, financed with notes and bonds payable. The Buyer’s balance sheet is included in Note 6 and the Consumer Loan SPVs’ balance sheet is included in Note 9. The creditors of the Buyer and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Interest income	$1,076,735	$645,072	$346,857
Interest expense	373,424	274,013	140,708
Net Interest Income	703,311	371,059	206,149

Impairment
Other-than-temporary impairment (OTTI) on securities	10,264	5,788	1,391
Valuation provision (reversal) on loans and real estate owned	77,716	18,596	9,891
	87,980	24,384	11,282

Net interest income after impairment	615,331	346,675	194,867

Servicing revenue, net	118,169	—	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	(7,297)	38,643	41,615
Change in fair value of investments in excess mortgage servicing rights, equity method investees	16,526	31,160	57,280
Change in fair value of investments in servicer advances	(7,768)	(57,491)	84,217
Earnings from investments in consumer loans, equity method investees	—	—	53,840
Gain on consumer loans investment	9,943	43,954	92,020
Gain on remeasurement of consumer loan investment	71,250	—	—
Gain (loss) on settlement of investments, net	(48,800)	(19,626)	31,297
Other income (loss), net	28,483	5,389	14,819
	62,337	42,029	375,088

Operating Expenses
General and administrative expenses	38,570	61,862	27,001
Management fee to affiliate	41,610	33,475	19,651
Incentive compensation to affiliate	42,197	16,017	54,334
Loan servicing expense	44,001	6,469	3,913
Subservicing expense	7,832	—	—
	174,210	117,823	104,899

Income Before Income Taxes	621,627	270,881	465,056
Income tax expense (benefit)	38,911	(11,001)	22,957
Net Income	$582,716	$281,882	$442,099
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$78,263	$13,246	$89,222
Net Income Attributable to Common Stockholders	$504,453	$268,636	$352,877

Net Income Per Share of Common Stock
Basic	$2.12	$1.34	$2.59
Diluted	$2.12	$1.32	$2.53

Weighted Average Number of Shares of Common Stock Outstanding
Basic	238,122,665	200,739,809	136,472,865
Diluted	238,486,772	202,907,605	139,565,709

Dividends Declared per Share of Common Stock	$1.84	$1.75	$1.58

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2016	2015	2014
Comprehensive income (loss), net of tax
Net income	$582,716	$281,882	$442,099
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	84,703	(17,075)	89,415
Reclassification of net realized (gain) loss on securities into earnings	37,724	(7,308)	(64,310)
	122,427	(24,383)	25,105
Total comprehensive income	$705,143	$257,499	$467,204
Comprehensive income attributable to noncontrolling interests	$78,263	$13,246	$89,222
Comprehensive income attributable to common stockholders	$626,880	$244,253	$377,982

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2013	126,598,987	$1,266	$1,158,384	$102,986	$3,214	$1,265,850	$247,225	$1,513,075
Dividends declared	—	—	—	(218,094)	—	(218,094)	—	(218,094)
Capital contributions	—	—	—	—	—	—	142,082	142,082
Capital distributions	—	—	—	—	—	—	(225,609)	(225,609)
Issuance of common stock	14,375,000	144	169,761	—	—	169,905	—	169,905
Option exercise	426,102	4	905	—	—	909	—	909
Dilution impact of distributions from consolidated subsidiaries	—	—	(916)	—	—	(916)	916	—
Director share grants	34,816	—	453	—	—	453	—	453
Comprehensive income (loss)
Net income (loss)	—	—	—	352,877	—	352,877	89,222	442,099
Net unrealized gain (loss) on securities	—	—	—	—	89,415	89,415	—	89,415
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(64,310)	(64,310)	—	(64,310)
Total comprehensive income (loss)						377,982	89,222	467,204
Equity - December 31, 2014	141,434,905	$1,414	$1,328,587	$237,769	$28,319	$1,596,089	$253,836	$1,849,925
Dividends declared	—	—	—	(355,295)	—	(355,295)	—	(355,295)
Capital contributions	—	—	—	—	—	—	5,161	5,161
Capital distributions	—	—	—	—	—	—	(81,596)	(81,596)
Issuance of common stock	85,435,389	854	1,311,892	—	—	1,312,746	—	1,312,746
Option exercise	3,570,984	36	(36)	—	—	—	—	—
Director share grants	29,924	—	450	—	—	450	—	450
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	—	—	(2,310)	—	(2,310)	—	(2,310)
Comprehensive income (loss)
Net income (loss)	—	—	—	268,636	—	268,636	13,246	281,882
Net unrealized gain (loss) on securities	—	—	—	—	(17,075)	(17,075)	—	(17,075)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(7,308)	(7,308)	—	(7,308)
Total comprehensive income (loss)						244,253	13,246	257,499
Equity - December 31, 2015	230,471,202	$2,304	$2,640,893	$148,800	$3,936	$2,795,933	$190,647	$2,986,580
Dividends declared	—	—	—	(442,753)	—	(442,753)	—	(442,753)
SpringCastle Transaction (Note 9)	—	—	—	—	—	—	110,438	110,438
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(167,026)	(167,026)
Issuance of common stock	20,000,000	200	278,575	—	—	278,775	—	278,775
Option exercise	280,111	3	(3)	—	—	—	—	—
Purchase of Noncontrolling Interest in the Buyer at a Discount	—	—	965	—	—	965	(4,245)	(3,280)
Director share grants	21,804	—	300	—	—	300	—	300
Comprehensive income (loss)
Net income (loss)	—	—	—	504,453	—	504,453	78,263	582,716
Net unrealized gain (loss) on securities	—	—	—	—	84,703	84,703	—	84,703
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	37,724	37,724	—	37,724
Total comprehensive income (loss)						626,880	78,263	705,143
Equity - December 31, 2016	250,773,117	$2,507	$2,920,730	$210,500	$126,363	$3,260,100	$208,077	$3,468,177

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash Flows From Operating Activities
Net income	$582,716	$281,882	$442,099
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	7,297	(38,643)	(41,615)
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(16,526)	(31,160)	(57,280)
Change in fair value of investments in servicer advances	7,768	57,491	(84,217)
Earnings from consumer loan equity method investees	—	—	(53,840)
(Gain) / loss on consumer loans investment	—	—	(92,020)
(Gain) / loss on remeasurement of consumer loan investment	(71,250)	—	—
(Gain) / loss on settlement of investments (net)	48,800	19,626	(31,297)
Unrealized (gain) / loss on derivative instruments	(5,774)	3,538	8,847
Unrealized (gain) / loss on other ABS	2,322	(879)	—
(Gain) / loss on transfer of loans to REO	(18,356)	(2,065)	(17,489)
(Gain) / loss on transfer of loans to other assets	(2,938)	690	—
(Gain) / loss on Excess MSR recapture agreements	(2,802)	(2,999)	(1,157)
Accretion and other amortization	(747,932)	(525,298)	(278,408)
Other-than-temporary impairment	10,264	5,788	1,391
Valuation provision on loans and real estate owned	77,716	18,596	9,891
Non-cash portions of servicing revenue, net	(88,325)	—	—
Non-cash directors’ compensation	300	450	453
Deferred tax provision	34,846	(6,633)	15,114
Changes in:
Other assets	229,916	216,778	(14,582)
Servicing advance receivables	(2,503)	—	—
Due to affiliates	23,563	(33,639)	38,255
Accrued expenses and other liabilities	3,223	(42,494)	31,945
Other operating cash flows:
Interest received from excess mortgage servicing rights	152,589	127,131	49,880
Interest received from servicer advance investments	185,204	172,711	110,247
Interest received from Non-Agency RMBS	100,883	43,824	6,660
Interest received from residential mortgage loans, held-for-investment	2,815	—	7,969
Interest received from PCD consumer loans, held-for-investment	49,582	—	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	22,046	37,874	53,427
Distributions of earnings from consumer loan equity method investees	—	—	53,840
Purchases of residential mortgage loans, held-for-sale	(1,196,018)	(1,278,322)	(1,577,933)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	1,109,876	1,226,442	1,245,352
Principal repayments from purchased residential mortgage loans, held-for-sale	61,494	55,804	2,413
Net cash provided by (used in) operating activities	560,796	306,493	(172,055)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	(2,146)	(252,127)	(94,113)
Acquisition of HLSS (Note 1), net of cash acquired	—	(881,165)	—
SpringCastle Transaction (Note 9), net of cash acquired	(55,523)	—	—
Restricted cash acquired from SpringCastle transaction	74,604	—	—
Purchase of servicer advance investments	(15,266,816)	(14,945,858)	(6,828,135)
Purchase of MSRs and Servicer Advances	(526,653)	—	—
Purchase of Agency RMBS	(6,812,258)	(4,610,680)	(1,437,952)
Purchase of Non-Agency RMBS	(2,577,625)	(1,252,516)	(1,690,770)
Purchase of residential mortgage loans	(191,081)	(290,652)	(884,557)
Purchase of derivatives	(8,292)	(5,830)	(70,218)
Purchase of real estate owned and other assets	(14,097)	(26,208)	(10,690)
Purchase of consumer loans	(176,107)	—	—
Draws on revolving consumer loans	(49,289)	—	—
Payments for settlement of derivatives	(84,587)	(85,493)	(43,133)
Return of investments in excess mortgage servicing rights	175,243	154,777	42,603
Return of investments in excess mortgage servicing rights, equity method investees	16,913	8,683	25,743
Principal repayments from servicer advance investments	17,158,395	16,008,741	6,389,154
Principal repayments from Agency RMBS	95,030	129,112	271,673
Principal repayments from Non-Agency RMBS	726,176	135,948	103,934
Principal repayments from residential mortgage loans	38,700	46,496	40,358
Proceeds from sale of residential mortgage loans	11,176	643,788	—
Principal repayments from consumer loans	301,876	—	—
Return of investments in consumer loan equity method investees	—	—	306,473
Proceeds from sale of Agency RMBS	6,594,868	4,468,398	796,392
Proceeds from sale of Non-Agency RMBS	261,489	425,761	1,288,980
Proceeds from settlement of derivatives	55,851	37,938	87,645
Proceeds from sale of real estate owned	71,570	57,699	16,502
Net cash provided by (used in) investing activities	(182,583)	(233,188)	(1,690,111)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Financing Activities
Repayments of repurchase agreements	(29,866,052)	(8,798,578)	(4,869,799)
Margin deposits under repurchase agreements and derivatives	(487,072)	(387,143)	(385,814)
Repayments of notes and bonds payable	(10,843,732)	(7,286,860)	(5,416,883)
Payment of deferred financing fees	(37,908)	(45,654)	(8,444)
Common stock dividends paid	(433,414)	(303,023)	(227,646)
Borrowings under repurchase agreements	31,015,797	9,607,475	6,412,137
Return of margin deposits under repurchase agreements and derivatives	486,050	391,705	366,925
Borrowings under notes and bonds payable	9,719,242	6,053,950	5,841,474
Issuance of common stock	279,600	882,166	173,507
Costs related to issuance of common stock	(825)	(3,512)	(2,693)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—	142,082
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(97,560)	(81,596)	(225,609)
Purchase of Noncontrolling Interest in the Buyer	(3,280)	—	—
Net cash provided by (used in) financing activities	(269,154)	28,930	1,799,237

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	109,059	102,235	(62,929)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	344,638	242,403	305,332

Cash, Cash Equivalents, and Restricted Cash, End of Period	$453,697	$344,638	$242,403

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$350,028	$244,188	$127,998
Cash paid during the period for income taxes	1,109	535	14,115

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	115,356	106,017	53,745
Reclassification resulting from the application of ASU No. 2014-11	—	85,955	—
Purchase of Agency and Non-Agency RMBS, settled after year end	1,381,968	725,672	—
Sale of investments, primarily Agency RMBS, settled after year end	1,687,788	1,538,481	—
Transfer from residential mortgage loans to real estate owned and other assets	249,497	90,414	21,842
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	316,199	—	846,904
Non-cash distributions from Consumer Loan Companies	25	585	609
Non-cash distributions to noncontrolling interest	69,466	—	—
Portion of HLSS Acquisition (Note 1) paid in common stock	—	434,092	—
Capital contributions by HLSS Ltd.	—	5,161	—
Deferred purchase price of MSRs	90,058	—	—
Real estate securities retained from loan securitizations	165,782	36,967	54,395
Remeasurement of Consumer Loan Companies noncontrolling interest	110,438	—	—
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

1. ORGANIZATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential”) is a Delaware corporation that was formed as a limited liability company in September 2011 for the purpose of making real estate related investments and commenced operations on December 8, 2011. On December 20, 2012, New Residential was converted to a corporation. Drive Shack Inc. (formerly Newcastle Investment Corp., “Drive Shack”) was the sole stockholder of New Residential until the spin-off (Note 13), which was completed on May 15, 2013. Following the spin-off, New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.”

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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also manages Drive Shack, investment funds that indirectly own a majority of the outstanding interests in Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer, and investment funds that own a majority of the outstanding common stock of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”), former managing member of the Consumer Loan Companies (Note 9).

As of December 31, 2016, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in mortgage servicing rights (“MSRs”), (iii) investments in Servicer Advances (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2016. In addition, Fortress, through its affiliates, held options relating to approximately 11.2 million shares of New Residential’s common stock as of December 31, 2016.

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
DECEMBER 31, 2016, 2015 and 2014
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
The HLSS New Merger Agreement, and the $50.0 million consideration related thereto, is included as a part of the business combination in conjunction with the HLSS Acquisition Agreement. The range of outcomes for this contingent consideration was from $0.0 million to $50.0 million, dependent on whether the HLSS New Merger was approved by HLSS shareholders and other factors. As of the HLSS New Merger Effective Time, the net contingent consideration paid was fixed at $5.1 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

New Residential has performed an allocation of the purchase price to HLSS’s assets and liabilities, as set forth below.

Total Consideration ($ in millions)	$1,491.2
Assets
Cash and cash equivalents	$51.4
Servicer advances, at fair value	5,096.7
Excess mortgage servicing rights, at fair value	917.1
Residential mortgage loans, held-for-sale(A)	416.8
Deferred tax asset(B)	195.1
Investment in HLSS Ltd.	44.9
Other assets(C)	402.4
Total Assets Acquired	$7,124.4

Liabilities
Notes and bonds payable	5,580.3
Accrued expenses and other liabilities(D)(E)	52.9
Total Liabilities Assumed	$5,633.2

Net Assets	$1,491.2

(A)
Represents $424.3 million unpaid principal balance (“UPB”) of Government National Mortgage Association (“Ginnie Mae”) early buy-out (“EBO”) residential mortgage loans not subject to Accounting Standards Codification (“ASC”) No. 310-30 as the contractual cash flows are guaranteed by the Federal Housing Administration (“FHA”).

(B)	Due primarily to the difference between carryover historical tax basis and acquisition date fair value of one of HLSS’s first tier subsidiaries.

(C)	Includes restricted cash and receivables not subject to ASC No. 310-30 which New Residential has deemed fully collectible.

(D)	Includes liabilities which arose from contingencies regarding HLSS matters.

(E)	Contingencies for HLSS class action law suits had not been recognized at the acquisition date as the criteria in ASC No. 450 had not been met (Note 14).

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

Contingent Payment to the Acquiree’s Employees

New Residential identified both retention bonus and severance arrangements for the HLSS employees. Retention bonus payments were triggered by a change in control and continued employment for a specified period post-acquisition. As future service was required, retention bonus payments totaling approximately $3.2 million have been recognized in General and administrative expenses in New Residential’s statement of income for the year ended December 31, 2015.

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
DECEMBER 31, 2016, 2015 and 2014
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

New Residential’s Consolidated Statements of Income include interest income and income before income taxes of HLSS between April 6, 2015 and December 31, 2015 of $282.3 million and $131.5 million, respectively.

Relationship with Ocwen

HLSS and HLSS Holdings, LLC (a subsidiary of HLSS acquired by New Residential in the HLSS Acquisition) entered into a mortgage servicing rights purchase agreement (the “Ocwen Purchase Agreement”) with Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), which remains in effect following the HLSS Acquisition. Pursuant to the Ocwen Purchase Agreement, HLSS and HLSS Holdings, LLC purchased, among other things, the rights to certain servicing fees under MSRs in respect of private label securitization transactions, associated Servicer Advances and other related assets from Ocwen from time to time. The specific terms of any acquisition of such assets are documented pursuant to separate sale supplements to the Ocwen Purchase Agreement executed by the parties from time to time (each an “Ocwen Sale Supplement” and together, the “Ocwen Sale Supplements”). As of March 31, 2015, the UPB of the residential mortgage loans in respect of the related MSRs equaled $156.4 billion. Ocwen consented to HLSS’s assignment of its rights and interests in connection with the HLSS Acquisition.

The Ocwen Sale Supplements have an initial term of up to eight years (commencing on the date of the applicable Ocwen Sale Supplement). If Ocwen and New Residential do not agree to revised fee arrangements at the end of such term, New Residential may direct Ocwen to transfer servicing to a third party, and New Residential may keep any proceeds of such transfer.

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

In addition, the Ocwen Purchase Agreement contemplates that New Residential may cause Ocwen to use commercially reasonable efforts to transfer servicing of the related residential mortgage loans to a third-party servicer upon the occurrence of various termination events. Certain termination events may have occurred under the Ocwen Purchase Agreement because of downgrades

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

in certain of Ocwen’s servicer ratings but New Residential has agreed, subject to certain limitations, not to cause Ocwen to use commercially reasonable efforts to transfer servicing of the related residential mortgage loans to a third-party servicer with respect to such downgrades before April 6, 2017.

The Ocwen Purchase Agreement and Ocwen Sale Supplements include various Ocwen warranties, representations and indemnifications relating to Ocwen’s performance of its duties as servicer.

Pursuant to an amendment to the Ocwen Purchase Agreement executed in connection with the consummation of the HLSS Acquisition, such Ocwen Purchase Agreement and the related Ocwen Sale Supplements were amended, among other things, to (i) obtain Ocwen’s consent to the assignment by HLSS of its interest under the Ocwen Purchase Agreement and each Ocwen Sale Supplement thereto, (ii) provide that HLSS Holdings, LLC will not direct the replacement of Ocwen as servicer before April 6, 2017 except under the circumstances described in the amendment, (iii) extend the scheduled term of Ocwen’s servicing appointment under each Sale Supplement until the earlier of eight years from the date of the related Ocwen Sale Supplement and April 30, 2020 (subject to an agreement to commence negotiating in good faith for an extension of the contract term no later than six months prior to the end of the applicable term) unless certain servicer ratings thresholds are not met on the six year anniversary of the related Ocwen Sale Supplement, in which case the related term would expire on such anniversary, and (iv) provide that Ocwen will reimburse HLSS Holdings, LLC, subject to specified limits, for certain increased costs resulting from further Standard & Poor’s Rating Services (“S&P”) servicer rating downgrades of Ocwen. Through December 31, 2015, New Residential has accrued $14.5 million in connection with clause (iv), which is included in Other Income, and which was received in October 2015. In addition, pursuant to such amendment Ocwen agreed to sell to New Residential the economic beneficial rights to any right of optional termination or “clean-up call” of any trust related to any servicing agreement in respect of certain servicing fees New Residential acquired from HLSS and to exercise such rights only at New Residential’s direction. New Residential agreed to pay to Ocwen a fee in an amount equal to 0.50% of the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay costs and expenses of Ocwen in connection with any such exercise. Optional termination or clean up call rights generally may not be exercised until the outstanding principal balance of securitized loans is reduced to a specified balance.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’). The consolidated financial statements include the accounts of New Residential and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Residential consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which New Residential is determined to be the primary beneficiary. For entities over which New Residential exercises significant influence, but which do not meet the requirements for consolidation, New Residential uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

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
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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

New Residential has determined that the Buyer (Note 6) should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group do not have the right to direct activities that most significantly impact the entity’s economic performance. Under the VIE model, New Residential’s consolidated subsidiary, as the managing member, has both 1) the power to direct the activities of the Buyer and 2) a significant variable interest through its equity investment and, therefore, meets the primary beneficiary criterion and continues to consolidate the Buyer. The Buyer’s summary balance sheet is included in Note 6.

New Residential has determined that the Consumer Loan SPVs (Note 9) should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders, individually and as a group, lack the characteristics of a controlling financial interest.  Under the VIE model, New Residential’s consolidated subsidiaries, the Consumer Loan Companies (Note 9), have both 1) the power to direct the most significant activities of the Consumer Loan SPVs and 2) significant variable interests in each of the Consumer Loan SPVs, through their control of the related optional redemption feature and their ownership of certain notes issued by the Consumer Loan SPVs and, therefore, meet the primary beneficiary criterion and consolidate the Consumer Loan SPVs. The Consumer Loan SPVs’ summary balance sheet is included in Note 9.

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

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s investment in Servicer Advances (Note 6) and consumer loans (Note 9), as well as HLSS (Note 1) for the period of April 6, 2015 through October 23, 2015.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In addition, New Residential completed a one-for-two reverse stock split in October 2014 (Note 13). The impact of this reverse stock split has been retroactively applied to all periods presented.

Risks and Uncertainties — In the normal course of business, New Residential encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying New Residential’s investments. New Residential believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information. Furthermore, for each of the periods presented, a significant portion of New Residential’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the residential mortgage loans underlying New Residential’s investments in Excess MSRs, MSRs, Servicer Advances, Non-Agency RMBS and residential mortgage loans. If a servicer is terminated, New Residential’s right to receive its portion of the cash flows related to interests in MSRs may also be terminated.

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
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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

INCOME RECOGNITION

Investments in Excess Mortgage Servicing Rights — Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, New Residential’s policy is to recognize interest income only on its Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as “Change in fair value of investments in excess mortgage servicing rights.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

Investments in MSRs — MSRs are aggregated into pools as applicable; each pool of MSRs is accounted for in the aggregate. Income from MSRs is recorded in “Servicing revenue, net” and is comprised of three components: (i) income receivable from the MSRs, less (ii) amortization of the basis of the MSRs, plus or minus (iii) the mark-to-market on the MSRs. Amortization of the basis of the MSRs is based on the remaining UPB of the residential mortgage loans underlying the MSRs relative to their UPB at acquisition. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs.

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
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

method is used to determine the excess (or deficiency) of net proceeds over the net carrying value of such security recognized as a realized gain (or loss) in the period of settlement.

Investments in Residential Mortgage Loans, REO and Consumer Loans — New Residential evaluates the credit quality of its loans, as of the acquisition date, for evidence of credit quality deterioration. Loans with evidence of credit deterioration since their origination, and where it is probable that New Residential will not collect all contractually required principal and interest payments, are Purchased Credit Deteriorated (“PCD”) loans. At acquisition, New Residential aggregates PCD loans into pools based on common risk characteristics and the aggregated loans are accounted for as if each pool were a single loan with a single composite interest rate and an aggregate expectation of cash flows. The excess of the total cash flows (both principal and interest) expected to be collected over the carrying value of the PCD loans is referred to as the accretable yield. This amount is not reported on New Residential’s Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated life of the pool of loans.

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

Impairment of Securities — Securities are considered to be impaired when it is probable that New Residential will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or for securities purchased at a discount for credit quality or that represent retained beneficial interests in securitizations, when New Residential determines that it is probable that it will be unable to collect as anticipated.

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

Impairment of Loans — To the extent that they are classified as held-for-investment, New Residential must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that New Residential will be unable to collect all amounts due according to the contractual terms of the loan, or for PCD loans, when it is deemed probable that New Residential will be unable to collect as anticipated. Upon determination of impairment, New Residential establishes an allowance for loan losses with a corresponding charge to earnings.

Performing loans are aggregated into pools for the evaluation of impairment based on like characteristics, such as loan type and acquisition date. Pools of loans are evaluated based on criteria such as an analysis of borrower performance, credit ratings of borrowers, loan to value ratios, the estimated value of the underlying collateral, if any, the key terms of the loans and historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

to estimate provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required in determining impairment and in estimating the resulting loss allowance.

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

Accretion and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Accretion of servicer advance interest income	$364,350	$352,316	$190,206
Accretion of excess mortgage servicing rights income	150,141	134,565	49,180
Accretion of net discount on securities and loans(A)	253,243	65,925	47,793
Amortization of deferred financing costs	(18,326)	(26,036)	(8,771)
Amortization of discount on notes and bonds payable	(1,476)	(1,472)	—
	$747,932	$525,298	$278,408

(A)    Includes accretion of the accretable yield on PCD loans.

Other Income (Loss), Net — This item is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Unrealized gain (loss) on derivative instruments	$5,774	$(3,538)	$(8,847)
Unrealized gain (loss) on other ABS	(2,322)	879	—
Gain (loss) on transfer of loans to REO	18,356	2,065	17,489
Gain (loss) on transfer of loans to other assets	2,938	(690)	—
Fee earned on deal termination	—	—	5,000
Gain on Excess MSR recapture agreements	2,802	2,999	1,157
Other income (loss)	935	3,674	20
	$28,483	$5,389	$14,819

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Gain (Loss) on Settlement of Investments, Net — This item is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Gain (loss) on sale of real estate securities, net	$(27,460)	$13,096	$65,701
Gain (loss) on sale of residential mortgage loans, net	12,142	35,175	2,644
Gain (loss) on settlement of derivatives	(27,491)	(46,982)	(40,400)
Gain (loss) on liquidated residential mortgage loans	(1,810)	(2,170)	3,285
Gain (loss) on sale of REO	4,690	(10,742)	(3,686)
Other gains (losses)	(8,871)	(8,003)	3,753
	$(48,800)	$(19,626)	$31,297

EXPENSE RECOGNITION

Interest Expense — New Residential finances certain investments using floating rate repurchase agreements and loans. Interest is expensed as incurred.

General and Administrative Expenses, Loan Servicing Expense and Subservicing Expense — General and administrative expenses, including legal fees, audit fees, insurance premiums, and other costs, as well as loan servicing and subservicing expenses, and are expensed as incurred.

Management Fee and Incentive Compensation to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 15.

BALANCE SHEET MEASUREMENT

Investments in Servicing Related Assets — Servicing related assets consist of New Residential’s investments in Excess MSRs, MSRs and Servicer Advances. Upon acquisition, New Residential has elected to record each of such investments at fair value. New Residential elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on servicing related assets. Under this election, New Residential records a valuation adjustment on its investments in servicing related assets on a quarterly basis to recognize the changes in fair value in net income as described in “Income Recognition — Investments in Excess Mortgage Servicing Rights,” “Income Recognition — Investments in MSRs” and “Income Recognition — Investments in Servicer Advances.”

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

Investments in Residential Mortgage Loans and Consumer Loans — Loans for which New Residential has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Performing loans held-for-investment are presented at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-down for impaired loans. PCD loans held-for-investment are initially recorded at their purchase price at acquisition and are subsequently measured net of any allowance for loan losses. To the extent that the loans are classified as held-for-investment, New Residential periodically evaluates such loans for possible impairment as described in “—Impairment of Loans.”

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
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Cash and Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. As of December 31, 2016 and 2015, New Residential held $82.1 million and $93.8 million, respectively, of restricted cash related to the financing of the Servicer Advances (Note 6) that has been pledged to the note holders for interest and fees payable. As of December 31, 2016 and 2015, New Residential also held $22.3 million and $0.9 million, respectively, of restricted cash related to financing requirements of the Secured Corporate Notes (Note 11).

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

Income Taxes — New Residential operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of New Residential’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders (subject to certain adjustments). Distributions may extend until timely filing of New Residential’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2016	2015		2016	2015
Margin receivable, net	$55,481	$54,459	Interest payable	$23,108	$18,268
Other receivables(A)	16,350	5,829	Accounts payable	31,299	18,650
Principal paydown receivable	999	795	Derivative liabilities (Note 10)	3,021	13,443
Receivable from government agency(B)	54,706	68,833	Current taxes payable	2,314	1,573
Call rights	337	414	Due to servicers	13,032	—
Derivative assets (Note 10)	6,762	2,689	Deferred purchase price of MSRs	90,058	—
Interest receivable	51,739	36,963	Other liabilities	8,118	6,112
Ginnie Mae EBO servicer advance receivable, net(C)	14,829	49,725		$170,950	$58,046
Due from servicers	22,134	5,064
Servicer advances receivable, net(D)	47,088	—
Other assets	21,161	14,675
	$291,586	$239,446

(A)	Primarily includes a receivable from Ocwen related to their servicer rating downgrade, servicing fee receivables and receivables related to residual securities owned as of December 31, 2016.

(B)
Represents claims receivable from the FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(C)	Represents an HLSS (Note 1) loan to a counterparty collateralized by Servicer Advances on Ginnie Mae EBO loans.

(D)
Represents Servicer Advances due to New Residential’s licensed servicer subsidiary, NRM (Note 5). These advances are recorded at cost, subject to impairment. Any related purchase discounts are accreted into interest income on a straight-line basis over the estimated weighted average life of the advances.

Repurchase Agreements and Notes and Bonds Payable — New Residential’s repurchase agreements are generally short-term debt that expire within one year. Such agreements and notes and bonds payable are carried at their contractual amounts, as specified by each repurchase or financing agreement, and generally treated as collateralized financing transactions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies will be required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for New Residential in the first quarter of 2018. Early adoption is only permitted after December 31, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. New Residential has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC No. 606. For income from servicing residential mortgage loans, New Residential considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC No. 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC No. 606 contains a scope exception for contracts that fall under ASC No. 860. As a result, New Residential does not expect the adoption of ASU No. 2014-09 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard changed the accounting for repurchase-to-maturity transactions and linked

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

repurchase financing transactions to secured borrowing accounting. ASU No. 2014-11 also expanded disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. ASU No. 2014-11 was effective for New Residential in the first quarter of 2015. Disclosures are not required for comparative periods presented before the effective date. New Residential determined that, as of January 1, 2015, its linked transactions (Note 10) are accounted for as secured borrowings.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by requiring management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. ASU No. 2014-15 is effective for New Residential for the annual period ending on December 31, 2016. New Residential has determined that there is not substantial doubt regarding its ability to continue as a going concern as of December 31, 2016.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The standard provided guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. A mortgage loan is to be derecognized and a separate other receivable is to be recognized upon foreclosure in the amount of the loan balance (principal and interest) expected to be recovered from the guarantor if (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The ASU was effective in the first quarter of 2015 and early adoption was permitted.

New Residential adopted ASU No. 2014-14 as of September 30, 2014, as it relates to the reverse mortgage portfolio. This portfolio is comprised primarily of U.S. Department of Housing and Urban Development (“HUD”)-guaranteed reverse mortgage loans. Upon foreclosure of a reverse mortgage loan, New Residential receives the real estate property in satisfaction of the loan and intends to dispose of the property for the best possible economic value. To the extent the liquidation proceeds are less than the unpaid principal balance (UPB) of the loan, New Residential submits a claim to HUD for the lesser of the remaining UPB or the pre-determined HUD claim amount. New Residential’s exposure to market risk while the foreclosed property is in its possession is limited to the extent the HUD claim amount is unlikely to cover any shortfall in property disposal proceeds. After the adoption of ASU No. 2014-14, upon foreclosure of a guaranteed reverse mortgage loan, New Residential records a “receivable from government agency” for the expected liquidation proceeds, comprised of both the property disposal proceeds and the maximum HUD claim amount. New Residential used the modified retrospective transition method of adoption, that resulted in no cumulative-effect adjustment as of the beginning of the current fiscal year.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. ASU No. 2015-02 was effective for New Residential in the first quarter of 2016.  Early adoption was permitted. New Residential adopted this new guidance in the fourth quarter of 2015 and it did not have an impact on its consolidated financial statements, other than the addition of certain disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard amends the balance sheet presentation requirements for debt issuance costs such that they are no longer recognized as deferred charges but are rather presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for New Residential in the first quarter of 2016. Early adoption is permitted. New Residential adopted ASU No. 2015-03 in June 2015 and has determined that the adoption of ASU No. 2015-03 resulted in an immaterial reclassification of its Deferred Financing Costs, Net to an offset of its Notes and Bonds Payable (Note 11).

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. The standard requires that an acquirer in a business combination recognize adjustments to provisional amounts in the purchase price allocation that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 was effective for New Residential in the first quarter of 2016. Early adoption was permitted. New Residential adopted this new guidance in the fourth quarter of 2015 and applied it prospectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for New Residential in the first quarter of 2018. Early adoption is generally not permitted. An entity should apply ASU No. 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential does not expect the adoption of ASU No. 2016-01 to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU No. 2016-13 is effective for New Residential in the first quarter of 2020. Early adoption is permitted beginning in 2019. An entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. ASU No. 2016-18 is effective for New Residential in the first quarter of 2018. Early adoption is permitted. New Residential adopted ASU No. 2016-18 in the fourth quarter of 2016 and has included changes in restricted cash in its statements of cash flows for all periods presented.

3. SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in MSRs, (iii) investments in Servicer Advances, (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans, and (vii) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the management fees and incentive compensation related to the Management Agreement and (iii) corporate cash and related interest income. Securities owned by New Residential (Note 7) that are collateralized by Servicer Advances are included in the Servicer Advances segment. Secured corporate loans effectively collateralized by Excess MSRs are included in the Excess MSRs segment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2016
Interest income	$150,141	$—	$369,809	$265,862	$56,249	$232,750	$1,924	$1,076,735
Interest expense	19,160	—	224,879	49,283	25,675	54,427	—	373,424
Net interest income (expense)	130,981	—	144,930	216,579	30,574	178,323	1,924	703,311
Impairment	—	—	—	10,264	23,870	53,846	—	87,980
Servicing revenue, net	—	118,169	—	—	—	—	—	118,169
Other income (loss)	11,398	—	(4,624)	(47,747)	26,779	76,518	13	62,337
Operating expenses	1,259	10,693	3,724	1,480	14,961	39,466	102,627	174,210
Income (Loss) Before Income Taxes	141,120	107,476	136,582	157,088	18,522	161,529	(100,690)	621,627
Income tax expense (benefit)	—	15,683	21,036	—	2,117	75	—	38,911
Net Income (Loss)	$141,120	$91,793	$115,546	$157,088	$16,405	$161,454	$(100,690)	$582,716
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$40,136	$—	$—	$38,127	$—	$78,263
Net income (loss) attributable to common stockholders	$141,120	$91,793	$75,410	$157,088	$16,405	$123,327	$(100,690)	$504,453

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2016
Investments	$1,594,243	$659,483	$5,806,740	$4,973,711	$947,017	$1,799,486	$—	$15,780,680
Cash and cash equivalents	2,225	95,840	94,368	8,405	5,366	27,962	56,436	290,602
Restricted cash	24,538	—	82,122	—	—	56,435	—	163,095
Other assets	2,404	40,608	180,705	1,753,076	100,951	35,921	16,993	2,130,658
Total assets	$1,623,410	$795,931	$6,163,935	$6,735,192	$1,053,334	$1,919,804	$73,429	$18,365,035
Debt	$729,145	$—	$5,698,160	$4,203,249	$783,006	$1,767,676	$—	$13,181,236
Other liabilities	2,189	97,923	24,123	1,394,682	22,689	6,382	167,634	1,715,622
Total liabilities	731,334	97,923	5,722,283	5,597,931	805,695	1,774,058	167,634	14,896,858
Total equity	892,076	698,008	441,652	1,137,261	247,639	145,746	(94,205)	3,468,177
Noncontrolling interests in equity of consolidated subsidiaries	—	—	173,057	—	—	35,020	—	208,077
Total New Residential stockholders’ equity	$892,076	$698,008	$268,595	$1,137,261	$247,639	$110,726	$(94,205)	$3,260,100
Investments in equity method investees	$194,788	$—	$—	$—	$—	$—	$—	$194,788

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2015
Interest income	$134,565	$354,616	$110,123	$43,180	$1	$2,587	$645,072
Interest expense	11,625	216,837	18,230	21,510	1,615	4,196	274,013
Net interest income (expense)	122,940	137,779	91,893	21,670	(1,614)	(1,609)	371,059
Impairment	—	—	5,788	18,596	—	—	24,384
Other income (loss)	72,802	(53,426)	(33,604)	15,405	43,954	(3,102)	42,029
Operating expenses	1,101	14,316	1,227	13,415	228	87,536	117,823
Income (Loss) Before Income Taxes	194,641	70,037	51,274	5,064	42,112	(92,247)	270,881
Income tax expense (benefit)	—	(8,127)	—	(3,199)	325	—	(11,001)
Net Income (Loss)	$194,641	$78,164	$51,274	$8,263	$41,787	$(92,247)	$281,882
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$18,407	$—	$—	$—	$(5,161)	$13,246
Net income (loss) attributable to common stockholders	$194,641	$59,757	$51,274	$8,263	$41,787	$(87,086)	$268,636

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2015
Investments	$1,798,738	$7,857,841	$2,070,834	$1,157,433	$—	$—	$12,884,846
Cash and cash equivalents	18,507	95,686	42,984	13,262	6,359	73,138	249,936
Restricted cash	878	93,824	—	—	—	—	94,702
Derivative assets	—	2,689	—	—	—	—	2,689
Other assets	34	198,962	1,600,091	106,330	1,767	53,365	1,960,549
Total assets	$1,818,157	$8,249,002	$3,713,909	$1,277,025	$8,126	$126,503	$15,192,722
Debt	$182,978	$7,550,680	$2,513,538	$1,004,980	$40,446	$—	$11,292,622
Other liabilities	2,277	18,153	740,392	14,382	459	137,857	913,520
Total liabilities	185,255	7,568,833	3,253,930	1,019,362	40,905	137,857	12,206,142
Total equity	1,632,902	680,169	459,979	257,663	(32,779)	(11,354)	2,986,580
Noncontrolling interests in equity of consolidated subsidiaries	—	190,647	—	—	—	—	190,647
Total New Residential stockholders’ equity	$1,632,902	$489,522	$459,979	$257,663	$(32,779)	$(11,354)	$2,795,933
Investments in equity method investees	$217,221	$—	$—	$—	$—	$—	$217,221

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2014
Interest income	$49,180	$190,206	$60,208	$47,262	$—	$1	$346,857
Interest expense	1,294	110,968	12,689	11,073	4,184	500	140,708
Net interest income (expense)	47,886	79,238	47,519	36,189	(4,184)	(499)	206,149
Impairment	—	—	1,391	9,891	—	—	11,282
Other income	100,052	83,828	14,589	30,759	145,860	—	375,088
Operating expenses	713	2,183	10,012	12,688	917	78,386	104,899
Income (Loss) Before Income Taxes	147,225	160,883	50,705	44,369	140,759	(78,885)	465,056
Income tax expenses	—	20,806	—	2,059	92	—	22,957
Net Income (Loss)	$147,225	$140,077	$50,705	$42,310	$140,667	$(78,885)	$442,099
Noncontrolling interests in income of consolidated subsidiaries	$—	$89,222	$—	$—	$—	$—	$89,222
Net income (loss) attributable to common stockholders	$147,225	$50,855	$50,705	$42,310	$140,667	$(78,885)	$352,877

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2014	$409,076	$8,657	$—	$417,733
Transfers from indirect ownership	98,258	—	—	98,258
Purchases	254,149	—	917,078	1,171,227
Interest income	66,039	180	68,346	134,565
Other income	2,999	—	—	2,999
Proceeds from repayments	(131,621)	(1,291)	(148,996)	(281,908)
Change in fair value	(596)	(2,239)	41,478	38,643
Balance as of December 31, 2015	698,304	5,307	877,906	1,581,517
Purchases	—	124	—	124
Interest income	63,772	(244)	86,613	150,141
Other income	2,802	—	—	2,802
Proceeds from repayments	(145,186)	(1,015)	(181,631)	(327,832)
Change in fair value	(8,399)	(237)	1,339	(7,297)
Balance as of December 31, 2016	$611,293	$3,935	$784,227	$1,399,455

(A)	Specialized Loan Servicing LLC (“SLS”). See Note 6 for a description of the SLS Transaction.

(B)	Ocwen services the loans underlying the Excess MSRs and Servicer Advances acquired from HLSS (Note 1).

Nationstar, SLS, or Ocwen, as applicable, as servicer, performs all servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

New Residential has entered into a “recapture agreement” with respect to each of the Excess MSR investments serviced by Nationstar and SLS. Under such arrangements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. New Residential has a similar recapture

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

agreement with Ocwen; however, this agreement allows for Ocwen to retain the Excess MSR on recaptured loans up to a threshold and no payments have been made to New Residential under such arrangement to date. These recapture agreements do not apply to New Residential’s investments in Servicer Advances (Note 6).

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

The following is a summary of New Residential’s direct investments in Excess MSRs:

	December 31, 2016
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$78,295,454	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.9	$296,508	$330,323
Recapture Agreements	—	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	12.3	25,524	51,434
	78,295,454				6.4	322,032	381,757

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$78,209,375	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.2	$183,775	$219,980
Recapture Agreements	—	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	12.2	11,370	13,491
Ocwen Serviced Pools	121,471,168	100.0%	—%	—%	6.6	741,411	784,227
	199,680,543				6.4	936,556	1,017,698
Total	$277,975,997				6.4	$1,258,588	$1,399,455

	December 31, 2015
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$93,441,696	32.5% - 66.7% (53.2%)	0.0% - 40.0%	20.0% - 35.0%	5.8	$335,478	$378,083
Recapture Agreements	—	32.5% - 66.7% (53.2%)	0.0% - 40.0%	20.0% - 35.0%	12.0	36,627	59,118
	93,441,696				6.4	372,105	437,201

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$94,923,975	33.3% - 80.0% (58.9%)	0.0% - 50.0%	0.0% - 33.3%	5.2	$210,691	$250,662
Recapture Agreements	—	33.3% - 80.0% (58.9%)	0.0% - 50.0%	0.0% - 33.3%	12.3	14,130	15,748
Ocwen Serviced Pools	141,002,300	100.0%	—%	—%	6.2	836,428	877,906
	235,926,275				6.1	1,061,249	1,144,316
Total	$329,367,971				6.2	$1,433,354	$1,581,517

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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

(E)
New Residential also invested in related Servicer Advances, including the basic fee component of the related MSR as of December 31, 2016 and 2015 (Note 6) on $186.4 billion and $220.3 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Original and Recaptured Pools	$(11,221)	$34,936	$35,000
Recapture Agreements	3,924	3,707	6,615
	$(7,297)	$38,643	$41,615

As of December 31, 2016 and 2015, weighted average discount rates of 9.8% and 9.8%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	December 31,
	2016	2015
Excess MSR assets	$372,391	$421,999
Other assets	17,184	12,442
Other liabilities	—	—
Equity	$389,575	$434,441
New Residential’s investment	$194,788	$217,221

New Residential’s ownership	50.0%	50.0%

	Year Ended December 31,
	2016	2015	2014
Interest income	$36,502	$51,811	$67,698
Other income (loss)	(3,359)	10,615	46,961
Expenses	(91)	(107)	(99)
Net income	$33,052	$62,319	$114,560

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

New Residential’s investments in equity method investees changed during the years ended December 31, 2016 and 2015 as follows:

	2016	2015
Balance at beginning of period	$217,221	$330,876
Contributions to equity method investees	—	—
Transfers to direct ownership	—	(98,258)
Distributions of earnings from equity method investees	(22,046)	(37,874)
Distributions of capital from equity method investees	(16,913)	(8,683)
Change in fair value of investments in equity method investees	16,526	31,160
Balance at end of period	$194,788	$217,221

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	December 31, 2016
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$60,677,300	66.7%	50.0%	$247,105	$314,401	5.8
Recapture Agreements	—	66.7%	50.0%	29,974	57,990	12.2
Total	$60,677,300			$277,079	$372,391	6.5

	December 31, 2015
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$73,058,050	66.7%	50.0%	$275,338	$351,275	5.7
Recapture Agreements	—	66.7%	50.0%	45,421	70,724	11.9
	$73,058,050			$320,759	$421,999	6.6

(A)	The remaining interests are held by Nationstar.

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
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments:

	Aggregate Direct and Equity Method Investees
	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2016	2015
California	24.1%	24.2%
Florida	8.6%	8.6%
New York	7.9%	7.4%
Texas	4.6%	4.6%
New Jersey	4.2%	4.1%
Maryland	3.7%	3.7%
Illinois	3.5%	3.5%
Virginia	3.1%	3.1%
Georgia	3.1%	3.1%
Massachusetts	2.7%	2.7%
Washington	2.6%	2.7%
Arizona	2.5%	2.5%
Other U.S.	29.4%	29.8%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the Excess MSRs.

See Note 11 regarding the financing of Excess MSRs.

5. INVESTMENTS IN MORTGAGE SERVICING RIGHTS

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the FHA to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. As of December 31, 2016, NRM is in compliance with such policies and guidelines, as well as with other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Consolidated Statements of Income.

New Residential has entered into a “recapture agreement” with respect to each of its MSR investments subserviced by Ditech (defined below). Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech of a loan in the original portfolio.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Walter Transaction

On August 8, 2016, NRM entered into a flow and bulk agreement for the purchase and sale of mortgage servicing rights (the “Walter Purchase Agreement”) with Ditech Financial LLC (“Ditech”), a subsidiary of Walter Investment Management Corp. Pursuant to the Walter Purchase Agreement, NRM agreed to (i) purchase the MSRs and related Servicer Advances with respect to a pool of existing Fannie Mae residential mortgage loans with a total UPB of approximately $32.3 billion (the “Walter Existing MSRs”) for a purchase price of approximately $211.4 million and $27.4 million, respectively, subject to certain adjustments set forth in the Walter Purchase Agreement, and (ii) provide ongoing daily pricing to Ditech for the purchase of MSRs from Ditech relating to new residential mortgage loans originated or purchased by Ditech on a flow basis and pooled into Fannie Mae, Freddie Mac or, if applicable, Ginnie Mae securities (the “Walter Flow MSRs”). The purchase of the Walter Existing MSRs closed on October 3, 2016. The initial term of the Walter Purchase Agreement is three years, with annual, one-year renewals thereafter, subject to certain termination rights; provided, that, NRM may decline to provide pricing for Walter Flow MSRs on any day and may terminate the Walter Purchase Agreement with respect to Walter Flow MSRs on 30 days’ notice. The purchase of the Walter Existing MSRs and any Walter Flow MSRs is subject to, among other customary conditions, the approval of the applicable Agencies, all of which were obtained for the Walter Existing MSRs purchased. Ditech will initially service the residential mortgage loans related to the Walter Existing MSRs and the Walter Flow MSRs pursuant to the Walter Subservicing Agreement referred to below.

On August 8, 2016, in connection with the Walter Purchase Agreement, Walter Investment Management Corp. (together with its applicable subsidiaries, including Ditech, “Walter”), a Maryland corporation and the parent of Ditech, provided NRM with a payment and performance guaranty of Ditech’s obligations, including repurchase and indemnification obligations, under the Walter Purchase Agreement.

On August 8, 2016, in connection with the Walter Purchase Agreement, NRM and Ditech entered into a subservicing agreement (the “Walter Subservicing Agreement”), pursuant to which Ditech agreed to act as subservicer for NRM and perform all of the actual servicing activities (“subservicing”) required under the servicing agreements relating to the Walter Existing MSRs, any Walter Flow MSRs purchased by NRM under the Walter Purchase Agreement and certain other MSRs that may be acquired in the future by NRM. Under the Walter Subservicing Agreement and related documents, Ditech will perform all daily servicing obligations on behalf of NRM, including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff. Ditech agreed to perform subservicing on behalf of NRM at fixed prices set forth in the Walter Subservicing Agreement for an initial term of one year, with annual, one-year renewals thereafter, subject to certain termination rights set forth in the Walter Subservicing Agreement. With respect to NRM, the initial term of the Walter Subservicing Agreement will expire on the first anniversary of the effective date and shall automatically terminate unless renewed on a month-by-month basis, subject to certain termination rights set forth in the Walter Subservicing Agreement. NRM is responsible for all advance obligations related to the Walter Existing MSRs and Walter Flow MSRs. Based on the terms of the Walter Subservicing Agreement, the estimated weighted average subservicing rate for the life of the Walter Existing MSRs is 7.7 basis points (bps).

In addition, on August 8, 2016, New Residential entered into a “recapture agreement” with respect to the MSRs subserviced by Ditech. Under the recapture agreement, New Residential is entitled to the MSRs on any initial or subsequent refinancing by Ditech of a loan underlying the Walter Existing MSRs or Walter Flow MSRs.

On December 1, 2016, pursuant to the Walter Purchase Agreement, NRM purchased Walter Flow MSRs and Servicer Advances with respect to a pool of Fannie Mae and Freddie Mac residential mortgage loans with a total UPB of approximately $4.8 billion for a purchase price of approximately $26.4 million and $3.9 million, respectively. Ditech will subservice the related residential mortgage loans under the Walter Subservicing Agreement described above.

WCO Transaction

On November 10, 2016, NRM and Walter Capital Opportunity, LP and its subsidiaries (“WCO”) entered into an agreement to purchase the MSRs and related Servicer Advances with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with a total UPB of approximately $32.5 billion for a purchase price of approximately $244.3 million and $34.8 million, respectively. The purchase included multiple settlement dates in December 2016. Ditech will subservice the related residential mortgage loans under the Walter Subservicing Agreement described above.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

FirstKey Transaction

On December 1, 2016, NRM and FirstKey Mortgage, LLC (“FirstKey”) entered into an agreement to purchase the MSRs and related Servicer Advances (the “FirstKey Purchase Agreement”) with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with an aggregate total UPB of approximately $12.5 billion for a purchase price of approximately $89.1 million and $2.1 million, respectively. The purchase settled in December 2016. Pursuant to the FirstKey Purchase Agreement, FirstKey will continue to perform the servicing duties for the related residential mortgage loans until those duties are transferred to a subservicer appointed by NRM.

PHH Transaction

On December 28, 2016, NRM entered into an agreement with PHH Mortgage Corporation and its subsidiaries (“PHH”) to purchase the MSRs and related Servicer Advances with respect to approximately $72.0 billion in total UPB of seasoned Agency and private-label residential mortgage loans, which is expected to close beginning in the second quarter of 2017, subject to GSE and other regulatory approvals and other customary closing conditions. Concurrently with the purchase agreement, NRM entered into a subservicing agreement with PHH, pursuant to which PHH Mortgage, a wholly owned subsidiary of PHH, will subservice the residential mortgage loans underlying the MSRs acquired by NRM.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

Year Ended December 31, 2016
Servicing fee revenue	$29,168
Ancillary and other fees	676
Servicing fee revenue and fees	29,844
Amortization of servicing rights	(15,354)
Change in valuation inputs and assumptions	103,679
Servicing revenue, net	$118,169

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

	Subservicer
	Ditech	FirstKey	Total
Balance as of December 31, 2015	$—	$—	$—
Purchases	482,102	89,056	571,158
Amortization of servicing rights(A)	(13,895)	(1,459)	(15,354)
Change in valuation inputs and assumptions	77,804	25,875	103,679
Balance as of December 31, 2016	$546,011	$113,472	$659,483

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in MSRs as of December 31, 2016:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency
Ditech subserviced pools	$67,560,362	7.1	$468,207	$546,011
FirstKey subserviced pools	12,374,940	6.8	87,597	113,472
Total	$79,935,302	7.0	$555,804	$659,483

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of December 31, 2016, a weighted average discount rate of 12.0% was used to value New Residential’s investments in MSRs.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs:

Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2016
California	20.5%
Florida	7.3%
Texas	6.3%
New Jersey	4.5%
Illinois	4.1%
Massachusetts	4.1%
Arizona	3.3%
Washington	3.2%
Michigan	3.1%
Maryland	3.0%
Other U.S.	40.6%
100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

In addition to receiving cash flows from the MSRs, NRM as servicer has the obligation to fund future Servicer Advances on the underlying pool of mortgages (Note 14). These Servicer Advances are recorded when advanced and are included in Other Assets.

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, purchased the outstanding Servicer Advances related to a portfolio of residential mortgage loans that is serviced by Nationstar and is a subset of the same portfolio of loans in which New Residential has invested in a portion of the Excess MSRs (Note 4), including the basic fee component of the related MSRs. In November 2016, New Residential purchased an additional 1.27% interest in the Buyer from a third-party co-investor at a purchase price of $3.3 million. A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 45.8% interest in the Buyer as of December 31, 2016. As of December 31, 2016, noncontrolling third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2016, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $286.0 million and $229.6 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased Servicer Advances from Nationstar, is required to purchase all future Servicer Advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of December 31, 2016 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs and all of the Servicer Advances and related basic fee portion of the MSR, and a portion of the call rights related to a portfolio of residential mortgage loans which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. SLS services the loans in exchange for a servicing fee of 10.75 bps and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding Servicer Advances to the UPB of the underlying loans.

In April 2015, New Residential acquired Servicer Advances and Excess MSRs in connection with the HLSS Acquisition (Note 1). Ocwen services the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of December 31, 2016 is equal to 5.9 basis points times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target.

In connection with the HLSS Acquisition, New Residential acquired from Ocwen the call rights related to the residential mortgage loans underlying the Excess MSRs and Servicer Advances acquired from HLSS. New Residential continues to evaluate the call rights it acquired from Nationstar, SLS and Ocwen, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions.

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

The following is a summary of the investments in Servicer Advances, including the right to the basic fee component of the related MSRs, made by New Residential:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income for Year then Ended
December 31, 2016
Servicer Advances(C)	$5,687,635	$5,706,593	5.6%	5.5%	4.6	$(7,768)
December 31, 2015
Servicer Advances(C)	$7,400,068	$7,426,794	5.6%	5.5%	4.4	$(57,491)

(A)	Carrying value represents the fair value of the investments in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

(C)
Excludes asset-backed securities collateralized by Servicer Advances, which have aggregate face amounts of $100.0 million and $431.0 million and aggregate carrying values of $100.1 million and $430.3 million as of December 31, 2016 and 2015, respectively. See Note 7 for details related to these securities.

The following is additional information regarding the Servicer Advances and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
December 31, 2016
Servicer Advances(D)	$186,362,657	$5,617,759	3.0%	$5,560,412	94.5%	93.4%	3.2%	2.8%
December 31, 2015
Servicer Advances(D)	$220,256,804	$7,578,110	3.4%	$7,058,094	91.2%	90.2%	3.4%	2.6%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) which New Residential receives financing on. If New Residential were to include these DSF in the servicer advance balance, gross and net LTV as of December 31, 2016 would be 89.7% and 88.6%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $94.4 million from the outstanding Servicer Advances debt. If New Residential were to sell these bonds, gross and net LTV as of December 31, 2016 would be 96.1% and 95.0%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investments in Servicer Advances:

	December 31,
	2016	2015
Principal and interest advances	$1,489,929	$2,229,468
Escrow advances (taxes and insurance advances)	2,613,050	3,687,559
Foreclosure advances	1,514,780	1,661,083
Total	$5,617,759	$7,578,110

Interest income recognized by New Residential related to its investments in Servicer Advances was comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Interest income, gross of amounts attributable to servicer compensation	$723,193	$754,717	$290,309
Amounts attributable to base servicer compensation	(79,868)	(97,351)	(26,092)
Amounts attributable to incentive servicer compensation	(278,975)	(305,050)	(74,011)
Interest income from investments in Servicer Advances	$364,350	$352,316	$190,206

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of December 31,
	2016	2015
Assets
Servicer advance investments, at fair value	$1,731,633	$2,344,245
Cash and cash equivalents	37,854	40,761
All other assets	19,799	25,092
Total assets(A)	$1,789,286	$2,410,098
Liabilities
Notes and bonds payable	$1,464,851	$2,060,347
All other liabilities	5,187	6,111
Total liabilities(A)	$1,470,038	$2,066,458

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	December 31,
	2016	2015
Total Advance Purchaser LLC equity	$319,248	$343,640
Others’ ownership interest	54.2%	55.5%
Others’ interest in equity of consolidated subsidiary	$173,057	$190,647

Others’ interests in the Buyer’s net income (loss) is computed as follows:

	Year Ended December 31,
	2016	2015	2014
Net Advance Purchaser LLC income (loss)	$72,159	$33,180	$159,374
Others’ ownership interest as a percent of total(A)	55.6%	55.5%	56.0%
Others’ interest in net income (loss) of consolidated subsidiaries	$40,136	$18,407	$89,222

(A)	As a result, New Residential owned 44.4%, 44.5% and 44.0% of the Buyer, on average during the years ended December 31, 2016, 2015 and 2014, respectively.

See Note 11 regarding the financing of Servicer Advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN REAL ESTATE SECURITIES

Agency residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. Non-Agency RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate securities were as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	(in millions)		(in millions)
	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$7,163.3	$5,431.6	$5,140.1	$2,397.9
Purchase Price	7,467.6	2,746.3	5,333.7	1,288.9

Sales
Face	$6,466.1	$332.5	$5,772.5	$476.4
Amortized Cost	6,749.4	284.7	5,997.5	422.7
Sale Price	6,740.0	266.6	6,007.6	425.7
Gain (Loss) on Sale	(9.4)	(18.1)	10.1	3.0

On December 31, 2016, New Residential sold and purchased $1.6 billion and $1.3 billion face amount of Agency RMBS for $1.7 billion and $1.4 billion, respectively, and purchased $4.3 million face amount of Non-Agency RMBS for $2.8 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)
December 31, 2016
Agency RMBS(F)(G)	$1,486,739	$1,532,421	$1,803	$(3,926)	$1,530,298	57	AAA	3.45%	2.94%	9.1	N/A
Non-Agency RMBS(H) (I)	7,302,218	3,415,906	147,206	(19,552)	3,543,560	536	CCC-	1.59%	5.88%	7.9	8.8%
Total/Weighted Average	$8,788,957	$4,948,327	$149,009	$(23,478)	$5,073,858	593	BB-	2.16%	4.97%	8.3
December 31, 2015
Agency RMBS(F)(G)	$884,578	$918,633	$183	$(1,218)	$917,598	28	AAA	3.28%	2.75%	6.6	N/A
Non-Agency RMBS(H) (I)	3,533,974	1,579,445	22,964	(18,126)	1,584,283	240	BB+	1.63%	5.03%	6.8	12.1%
Total/Weighted Average	$4,418,552	$2,498,078	$23,147	$(19,344)	$2,501,881	268	A-	2.69%	4.19%	6.7

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 193 bonds with a carrying value of $341.9 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies,

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $246.8 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities and servicer advance bonds.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)
The total outstanding face amount was $1.3 billion and $0.7 billion for fixed rate securities and $0.2 billion and $0.2 billion for floating rate securities as of December 31, 2016 and 2015, respectively.

(H)
The total outstanding face amount was $1.2 billion (including $0.8 billion of residual and fair value option notional amount) and $2.3 billion (including $1.7 billion of residual and fair value option notional amount) for fixed rate securities and $6.1 billion (including $2.1 billion of residual and fair value option notional amount) and $1.3 billion (including $164.4 million of residual and fair value option notional amount) for floating rate securities as of December 31, 2016 and 2015, respectively.

(I)
Includes other ABS consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement and (ii) bonds backed by Servicer Advances.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
December 31, 2016
Servicer Advance Bonds	$100,000	$99,838	$310	$—	$100,148	1	AAA	3.21%	3.10%	0.7	N/A
Fair Value Option Securities
Interest-only Securities	2,062,647	113,342	5,270	(6,555)	112,057	28	AA+	1.85%	5.30%	2.9	N/A
Servicing Strips	456,629	5,613	311	(1)	5,923	11	NA	0.27%	21.74%	6.2	N/A
December 31, 2015
Servicer Advance Bonds	$431,000	$430,951	$—	$(661)	$430,290	5	AA+	2.69%	2.70%	1.1	N/A
Fair Value Option Securities
Interest-only Securities	1,522,256	82,101	5,227	(4,348)	82,980	12	AA+	1.84%	7.11%	4.0	N/A

Unrealized losses that are considered other than temporary are recognized currently in earnings. During the year ended December 31, 2016, New Residential recorded OTTI charges of $10.3 million with respect to real estate securities. During the year ended December 31, 2015, New Residential recorded OTTI of $5.8 million. During the year ended December 31, 2014, New Residential recorded OTTI of $1.4 million. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of December 31, 2016.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$1,300,530	$620,309	$(939)	$619,370	$(9,896)	$609,474	195	CCC+	1.44%	5.16%	7.4
12 or More Months	969,356	314,720	(1,487)	313,233	(13,582)	299,651	47	BB+	1.89%	4.51%	6.2
Total/Weighted Average	$2,269,886	$935,029	$(2,426)	$932,603	$(23,478)	$909,125	242	B	1.59%	4.94%	7.0

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of December 31, 2016.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 111 bonds which either have never been rated or for which rating information is no longer provided. The weighted average

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

rating of securities in an unrealized loss position for 12 or more months excludes the rating of 10 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2016
			Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	238,660	244,526	(2,426)	(5,866)
Non-credit impaired securities	670,465	688,077	—	(17,612)
Total debt securities in an unrealized loss position	$909,125	$932,603	$(2,426)	$(23,478)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of December 31, 2016.

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

The following table summarizes the activity related to credit losses on debt securities:

	Year Ended December 31,
	2016	2015
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$6,239	$1,127
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	3,008	5
Additions for credit losses on securities for which an OTTI was not previously recognized	7,256	5,782
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—	—
Reduction for securities sold during the period	(1,008)	(675)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$15,495	$6,239

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	December 31,
	2016		2015
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$2,757,424	38.3%	$1,097,609	35.3%
Southeastern U.S.	1,635,596	22.7%	758,167	24.4%
Northeastern U.S.	1,426,519	19.8%	583,366	18.8%
Midwestern U.S.	778,372	10.8%	335,406	10.8%
Southwestern U.S.	557,033	7.7%	309,236	10.0%
Other(B)	47,274	0.7%	19,189	0.7%
	$7,202,218	100.0%	$3,102,973	100.0%

(A)	Excludes $100.0 million and $431.0 million face amount of bonds backed by Servicer Advances at December 31, 2016 and 2015, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the year ended December 31, 2016, excluding residual and fair value option securities, the face amount of these real estate securities was $2,510.3 million, with total expected cash flows of $2,490.7 million and a fair value of $1,538.5 million on the dates that New Residential purchased the respective securities. For those securities acquired during the year ended December 31, 2015, the face amount was $583.6 million, the total expected cash flows were $502.3 million and the fair value was $329.5 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
December 31, 2016	$2,951,498	$1,871,466
December 31, 2015	873,763	504,659

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2016	2015
Beginning Balance	$316,521	$181,671
Adoption of ASU No. 2014-11 (Note 2)	—	146,741
Additions	952,271	172,828
Accretion	(130,745)	(42,800)
Reclassifications from (to) non-accretable difference	63,239	(36,326)
Disposals	(1,161)	(105,593)
Ending Balance	$1,200,125	$316,521

See Note 11 regarding the financing of real estate securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Sale

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

December 31, 2016	Outstanding Face Amount	Carrying Value(A)	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(B)	Floating Rate Loans as a % of Face Amount	LTV Ratio(C)	Weighted Avg. Delinquency(D)	Weighted Average FICO(E)
Loan Type
Reverse Mortgage Loans(F)(G)	$—	$—	—	—%	—	—%	—%	—%	N/A
Performing Loans(H)	—	—	—	—%	—	—%	—%	—%	—
Purchased Credit Deteriorated Loans(I)	203,673	190,761	1,183	5.5%	2.7	8.7%	71.5%	94.9%	590
Total Residential Mortgage Loans, held-for-investment	$203,673	$190,761	1,183	5.5%	2.7	8.7%	71.5%	94.9%	590

Reverse Mortgage Loans(F) (G)	$22,645	$11,468	69	7.2%	4.5	15.4%	135.6%	70.7%	N/A
Performing Loans(H) (J)	179,983	175,194	1,957	4.3%	5.9	22.4%	102.9%	6.4%	625
Non-Performing Loans(I) (J)	706,302	510,003	3,759	7.1%	2.9	20.6%	105.0%	75.9%	575
Total Residential Mortgage Loans, held-for-sale	$908,930	$696,665	5,785	6.5%	3.5	20.8%	105.4%	62.0%	585

December 31, 2015
Loan Type
Reverse Mortgage Loans(F) (G)	$34,423	$19,560	136	10.0%	4.2	21.8%	112.9%	71.3%	N/A
Performing Loans(H)	21,483	19,964	671	9.1%	6.7	17.1%	77.4%	7.5%	626
Purchased Credit Deteriorated Loans(I)	450,229	290,654	2,118	5.5%	2.5	18.7%	115.4%	97.6%	578
Total Residential Mortgage Loans, held-for-investment	$506,135	$330,178	2,925	6.0%	2.8	18.8%	113.6%	92.0%	580

Performing Loans(H)	$270,585	$277,084	1,838	4.6%	4.9	4.6%	57.0%	—%	702
Non-Performing Loans(I)	589,129	499,597	3,428	5.9%	2.9	14.5%	104.5%	81.1%	580
Total Residential Mortgage Loans, held-for-sale	$859,714	$776,681	5,266	5.5%	3.5	11.4%	89.6%	55.6%	619

(A)	Includes residential mortgage loans with a United States federal income tax basis of $905.7 million and $1,204.2 million as of December 31, 2016 and 2015, respectively.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

(C)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(D)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(E)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(F)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.5 million and $0.4 million at December 31, 2016 and 2015, respectively. Approximately 60.9% and 71.0% of these loans have reached a termination event at December 31, 2016 and 2015, respectively. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(G)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(H)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(I)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of December 31, 2016, New Residential has placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (J) below.

(J)	Includes $45.2 million and $87.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2016	2015
New York	16.7%	14.5%
Florida	11.4%	10.7%
California	10.3%	12.3%
New Jersey	9.6%	13.1%
Maryland	4.7%	3.5%
Illinois	4.0%	4.3%
Texas	3.9%	3.3%
Massachusetts	3.5%	3.3%
Pennsylvania	2.9%	2.8%
Washington	2.8%	3.2%
Other U.S.	30.2%	29.0%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Call Rights

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

		Securities Owned Prior		Assets Acquired				Loans Sold(C)		Retained Bonds		Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	Date of Securitization	UPB	Gain (Loss)	Basis	Type	Loan UPB	Loan Price	REO & Other Price
May 2014	16	$17.4	$12.0	$282.2	$289.4	$—	May 2014	$233.8	$3.5	N/A	N/A	$48.4	$40.1	$1.3
August 2014	19	15.4	13.1	530.1	536.3	3.0	October 2014	463.0	7.0	$25.8	Interest-Only	66.4	46.3	3.0
December 2014	25	27.9	24.0	597.1	623.7	—	December 2014	516.1	0.7	28.9	Interest-Only	81.0	71.7	4.3
June 2015	18	13.7	9.1	369.0	388.8	—	June 2015	334.5	(2.8)	15.0	Interest-Only	34.5	31.7	1.3
September 2015	7	7.4	4.5	216.3	223.1	1.5	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	19.4	17.2	1.5
November 2015	14	3.9	3.0	345.4	351.7	1.2	November 2015	511.8	2.4	22.0	Interest-Only	29.8	23.4	1.2
December 2015	14	61.4	48.0	309.1	315.1	3.1	March 2016	261.3	2.1	36.6	Various	35.8	26.6	2.9
March 2016	13	58.0	41.0	167.2	173.3	3.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	65.0	61.8	3.4
May 2016	12	60.0	44.0	290.6	298.7	0.6	May 2016	306.9	(2.2)	40.0	Various	85.9	78.2	1.1
August 2016	11	6.2	1.4	312.3	319.2	1.7	September 2016	308.0	8.1	45.7	Various	45.6	41.1	2.3
November 2016	13	41.7	24.2	289.1	286.8	3.7	December 2016	273.6	(5.2)	43.2	Various	46.2	21.6	4.4
December 2016	1	116.6	102.0	124.4	119.1	0.4	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

(A)
Any related securitization may occur on the same or a subsequent date, depending on market conditions and other factors. Except as otherwise noted in (C) below, there was one securitization associated with each call.

(B)
Price includes par amount paid for all underlying residential mortgage loans of the trusts, plus the basis of the exercised call rights, plus advances and costs incurred (including MSR Fund Payments, as defined in Note 15) in exercising such call rights.

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. The securitization that occurred in November 2015 primarily included loans from the September 2015 and November 2015 calls, but also included previously acquired loans. The securitization that occurred in March 2016 primarily included loans from the December 2015 call, but also included previously acquired loans. The securitization that occurred in May 2016 primarily included loans from the March 2016 and May 2016 calls. The securitization that occurred in September 2016 primarily included loans from the August 2016 call, but also included $42.2 million of previously acquired loans. The securitization that occurred in December 2016 primarily included loans from the November 2016 call, but also included $31.2 million of previously acquired loans. No loans from the December 2016 call had been securitized by December 31, 2016.

Loans Held-for-Investment (Non-PCD)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2014	$24,965	$22,873
Purchases/additional fundings	988	—
Proceeds from repayments	(687)	(2,918)
Accretion of loan discount and other amortization(A)	5,904	52
Provision for loan losses	(35)	(43)
Transfer of loans to other assets(B)	(11,574)	—
Transfer of loans to real estate owned	(1)	—
Balance at December 31, 2015	$19,560	$19,964
Purchases/additional fundings	319	—
Proceeds from repayments	(1,352)	(811)
Accretion of loan discount (premium) and other amortization(A)	2,002	123
Provision for loan losses	(73)	(4)
Transfer of loans to other assets(B)	(4,203)	—
Sales	(1,795)	—
Transfer of loans to held-for-sale(C)	(14,458)	(19,272)
Balance at December 31, 2016	$—	$—

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

(B)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Activities related to the valuation provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2014	$1,518	$1,447
Provision for loan losses(A)	35	43
Charge-offs(B)	—	(1,371)
Balance at December 31, 2015	$1,553	$119
Provision for loan losses(A)	73	4
Charge-offs(B)	—	—
Sales	(171)	—
Transfer of loans to held-for-sale(C)	(1,455)	(123)
Balance at December 31, 2016	$—	$—

(A)
Based on an analysis of collective borrower performance, credit ratings of borrowers, loan-to-value ratios, estimated value of the underlying collateral, key terms of the loans and historical and anticipated trends in defaults and loss severities at a pool level.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2014	$—
Purchases/additional fundings	289,664
Accretion of loan discount and other amortization	990
Balance at December 31, 2015	$290,654
Purchases/additional fundings	190,761
Sales	—
Proceeds from repayments	(8,897)
Accretion of loan discount and other amortization	8,295
Transfer of loans to real estate owned	(7,583)
Transfer of loans to held-for-sale	(282,469)
Balance at December 31, 2016	$190,761

The following is the contractually required payments receivable, cash flows expected to be collected, and fair value at acquisition date for PCD loans acquired during the year ended December 31, 2016:

	Contractually Required Payments Receivable	Cash Flows Expected to be Collected	Fair Value
As of Acquisition Date	337,374	214,449	190,343

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2016	$203,673	$190,761
December 31, 2015	450,229	290,654

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2014	$—
Additions	72,053
Accretion	(990)
Balance at December 31, 2015	$71,063
Additions	23,688
Accretion	(8,876)
Reclassifications from non-accretable difference(A)	29,569
Disposals(B)	(2,680)
Transfer of loans to held-for-sale(C)	(89,076)
Balance at December 31, 2016	$23,688

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

Balance at December 31, 2014	$1,126,439
Purchases(A)	1,695,124
Sales	(1,871,054)
Transfer of loans to other assets(B)	(41,752)
Transfer of loans to real estate owned	(34,139)
Adoption of ASU No. 2014-11(C)	1,831
Proceeds from repayments	(85,698)
Valuation (provision) reversal on loans(D)	(14,070)
Balance at December 31, 2015	$776,681
Purchases(A)	1,196,018
Transfer of loans from held-for-investment(E)	316,199
Sales	(1,274,707)
Transfer of loans to other assets(B)	(158,807)
Transfer of loans to real estate owned	(56,001)
Proceeds from repayments	(91,339)
Valuation (provision) reversal on loans(D)	(11,379)
Balance at December 31, 2016	$696,665

(A)	Represents loans acquired with the intent to sell, including loans acquired in the HLSS Acquisition (Note 1).

(B)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(C)	Represents loans financed with the selling counterparty that were previously accounted for as linked transactions (Note 10).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including $10.5 million, $2.6 million, $3.6 million, $13.8 million and $10.2 million of provision

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

related to the call transactions executed in December 2015, March 2016, May 2016, November 2016 and December 2016, respectively.

(E)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2014	$61,933
Purchases	26,208
Transfer of loans to real estate owned	35,322
Sales	(68,441)
Valuation provision on REO	(4,448)
Balance at December 31, 2015	$50,574
Purchases	11,283
Transfer of loans to real estate owned	81,940
Sales	(66,880)
Valuation provision on REO	(17,326)
Balance at December 31, 2016	$59,591

As of December 31, 2016, New Residential had non-performing residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $447.0 million.

In addition, New Residential has recognized $55.3 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

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

Prior to March 31, 2016, New Residential accounted for its investment in the Consumer Loan Companies pursuant to the equity method of accounting because it could exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation were not met. New Residential’s share of earnings and losses in these equity method investees was included in “Earnings from investments in consumer loans, equity method investees” on the Consolidated Statements of Income. Equity method investments were included in “Investments in consumer loans, equity method investees” on the Consolidated Balance Sheets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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
DECEMBER 31, 2016, 2015 and 2014
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

New Residential has performed an allocation of the purchase price to the Consumer Loan Companies’ assets and liabilities, as set forth below.

Total Consideration ($ in millions)	$237.5
Assets
Consumer loans, held-for-investment	$1,934.7
Cash and cash equivalents	0.3
Restricted cash	74.6
Other assets	35.9
Total Assets Acquired	2,045.5

Liabilities
Notes and bonds payable	$1,803.2
Accrued expenses and other liabilities	4.8
Total Liabilities Assumed	1,808.0

Net Assets	$237.5

The acquisition of the Consumer Loan Companies resulted in no goodwill because the total consideration transferred was equal to the fair value of the net assets acquired.

Unaudited Supplemental Pro Forma Financial Information - The following table presents unaudited pro forma combined Interest Income and Income Before Income Taxes for the years ended December 31, 2016 and 2015 prepared as if the SpringCastle Transaction had been consummated on January 1, 2015.

	Year Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
Pro Forma
Interest Income	$1,163,648	$1,030,522
Income Before Income Taxes	581,925	466,915
Noncontrolling Interests in Income of Consolidated Subsidiaries	96,852	92,413

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

New Residential’s Consolidated Statements of Income include Interest Income and Income Before Income Taxes of the Consumer Loan Companies since the March 31, 2016 acquisition of $226.0 million and $82.0 million, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

In August 2016, New Residential agreed to purchase up to $140.0 million UPB of newly originated consumer loans from a third party prior to September 30, 2016. In October 2016, New Residential extended the terms of the agreement through October 2016. In October 2016, New Residential agreed to purchase up to an additional $50.0 million UPB of loans. In the aggregate, as of December 31, 2016, New Residential had purchased $177.4 million UPB of loans for an aggregate purchase price of $176.2 million from this seller. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment.

Upon acquisition, the consumer loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. New Residential determined that it has the intent and ability to hold the consumer loans for the foreseeable future and accounts for consumer loans based on the following categories:

•	Loans Held-for-Investment:

◦	Performing Loans

◦	PCD Loans

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance(A)	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(B)	Weighted Average Delinquency(C)
December 31, 2016
Consumer Loan Companies
Performing Loans	$1,275,121	53.5%	$1,321,825	18.7%	4.2	6.3%
Purchased Credit Deteriorated Loans(D)	371,261	53.5%	316,532	16.6%	3.6	14.0%
Other - Performing Loans	163,570	100.0%	161,129	14.2%	1.5	0.3%
Total Consumer Loans, held-for-investment	$1,809,952		$1,799,486	17.9%	3.8	7.3%
December 31, 2015(E)
Consumer Loan Companies
Total Consumer Loans, held-for-investment	$2,094,904	30.0%	$1,698,130	18.2%	4.4	7.2%

(A)	Represents the balances as of December 31, 2016 and November 30, 2015, respectively.

(B)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(C)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(D)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments, which are accounted for as PCD loans.

(E)	Held through an equity method investee, which had a carrying value of zero, at such time.

See Note 11 regarding the financing of consumer loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2016
Days Past Due	Delinquency Status(A)
Current	94.3%
30-59	2.3%
60-89	1.2%
90-119(B)	0.8%
120+(B) (C)	1.4%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2015	$—
SpringCastle Transaction	1,539,569
Purchases	176,107
Additional fundings(A)	49,289
Proceeds from repayments	(239,236)
Accretion of loan discount and premium amortization, net	7,728
Net charge-offs	(47,065)
Allowance for loan losses	(3,438)
Balance at December 31, 2016	$1,482,954

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at March 31, 2016 (date of SpringCastle Transaction)	$—	$—	$—
Provision for loan losses	49,506	997	50,503
Net charge-offs(C)	(47,065)	—	(47,065)
Balance at December 31, 2016	$2,441	$997	$3,438

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount. Includes a provision for loan losses of $2.0 million for newly originated loans acquired during the year ended December 31, 2016.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

of December 31, 2016, there are $5.3 million in UPB and $4.3 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $8.1 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2015	$—
SpringCastle Transaction	395,129
Allowance for Loan Losses(A)	(3,013)
Proceeds from repayments	(112,222)
Accretion of loan discount and other amortization	36,638
Balance at December 31, 2016	$316,532

(A)	Represents the present value of cash flows expected at acquisition that are no longer expected to be collected.

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2016	$371,261	$316,532
March 31, 2016 (date of SpringCastle Transaction)	450,611	395,129

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2015	$—
SpringCastle Transaction	176,387
Accretion	(36,638)
Reclassifications from non-accretable difference(A)	28,179
Balance at December 31, 2016	$167,928

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows at December 31, 2016:

Total Consumer Loan Companies equity	$75,311
Others’ ownership interest	46.5%
Others’ interests in equity of consolidated subsidiary	$35,020

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows for the year ended December 31, 2016:

Net Consumer Loan Companies income (loss)	$81,992
Others’ ownership interest as a percent of total	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$38,127

Variable Interest Entities

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

As of
December 31, 2016
Assets
Consumer loans, held-for-investment	$1,638,357
Restricted cash	13,393
Accrued interest receivable	24,528
Total assets(A)	$1,676,278
Liabilities
Notes and bonds payable	$1,648,488
Accounts payable and accrued expenses	951
Total liabilities(A)	$1,649,439

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

The following tables summarize the equity method investment in the Consumer Loan Companies held by New Residential prior to their consolidation:

December 31, 2015
Consumer Loan Assets (amortized cost basis)	$1,698,130
Other Assets	70,469
Debt	(1,912,267)
Other Liabilities	(5,640)
Equity	$(149,308)
New Residential’s investment	$—
New Residential’s ownership	30.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

	First Quarter	Year Ended December 31,
	2016	2015	2014
Interest income	$100,131	$455,479	$534,990
Interest expense	(19,654)	(87,000)	(81,706)
Provision for finance receivable losses	(14,043)	(67,935)	(104,921)
Other expenses, net	(13,239)	(60,263)	(74,781)
Change in fair value of debt	—	—	(14,810)
Loss on extinguishment of debt	—	—	(21,151)
Net income	$53,195	$240,281	$237,621
New Residential’s equity in net income through October 3, 2014	$—	$—	$53,840
New Residential’s ownership	30.0%	30.0%	30.0%

Tax withholding payments on behalf of New Residential, treated as non-cash distributions	$25	$585	$609
Distributions in excess of basis, treated as gains, excluding tax withholding payments	$9,918	$43,369	$91,411

10. DERIVATIVES

As of December 31, 2016, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of December 31, 2016, New Residential held to-be-announced forward contract positions (“TBAs”) of $3.5 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of December 31, 2016, New Residential separately held TBAs of $2.1 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. $0.5 billion of the long notional amount of Agency RMBS represented TBAs purchased for which the specific securities were not identified as of December 31, 2016 and, as such, the positions were recorded as derivatives within the Other Assets line on the balance sheet. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2016	2015
Derivative assets
Interest Rate Caps	Other assets	$4,251	$2,689
TBAs	Other assets	2,511	—
		$6,762	$2,689
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$—	$2,058
Interest Rate Swaps	Accrued expenses and other liabilities	3,021	11,385
		$3,021	$13,443

The following table summarizes notional amounts related to derivatives:

	December 31,
	2016	2015
TBAs, short position(A)	$3,465,500	$1,450,000
TBAs, long position(A)	2,125,552	750,000
Interest Rate Caps(B)	1,185,000	3,400,000
Interest Rate Swaps, short positions(C)	3,640,000	2,444,000

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
Caps LIBOR at 0.50% for $550.0 million of notional, at 0.75% for $300.0 million of notional, at 2.00% for $185.0 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of December 31, 2016 was 18 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of December 31, 2016 was 22 months and the weighted average fixed pay rate was 1.35%.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	Year Ended December 31,
	2016	2015	2014
Other income (loss), net(A)
Non-Performing Loans(B)	$—	$—	$(1,149)
Real Estate Securities(B)	—	—	2,336
TBAs	(414)	(2,058)	(4,985)
Interest Rate Caps	688	(1,749)	(4)
Interest Rate Swaps	5,500	269	(5,045)
	5,774	(3,538)	(8,847)
Gain (loss) on settlement of investments, net
Non-Performing Loans(B)	—	—	5,609
Real Estate Securities(B)	—	—	43
TBAs	(17,927)	(27,142)	(33,638)
Interest Rate Caps	(4,754)	(1,180)	—
Interest Rate Swaps	(4,810)	(18,660)	(12,590)
U.S.T. Short Positions	—	—	176
	(27,491)	(46,982)	(40,400)
Total income (losses)	$(21,717)	$(50,520)	$(49,247)

(A)	Represents unrealized gains (losses).

(B)
Prior to December 31, 2014, investments purchased from, and financed by, the selling counterparty that New Residential accounted for as linked transactions were reflected as derivatives. Upon the adoption of ASU No. 2014-11 on January 1, 2015, these transactions are accounted for as secured borrowings.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	December 31, 2016										December 31, 2015
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,764,760	$1,764,760	Jan-17 to Mar-17	1.00%	0.2	$1,786,585	$1,874,554	$1,833,348	0.4	$1,683,305
Non-Agency RMBS(E)	Various	2,654,242	2,654,242	Jan-17 to Mar-17	2.42%	0.1	6,510,127	3,358,438	3,481,478	7.9	1,333,852
Residential Mortgage Loans(F)	Various	689,132	686,412	Mar-17 to Sep-18	3.31%	0.7	1,061,445	869,297	852,790	3.4	907,993
Real Estate Owned(G) (H)	Various	85,552	85,217	Mar-17 to Sep-18	3.35%	0.3	N/A	N/A	98,496	N/A	77,458
Consumer Loan Investment	Apr-15	—	—	N/A	—%	—	N/A	N/A	N/A	—	40,446
Total Repurchase Agreements		5,193,686	5,190,631		2.07%	0.2					4,043,054
Notes and Bonds Payable
Secured Corporate Notes(I)	Various	734,254	729,145	Apr-18 to Sep-19	5.50%	2.2	310,072,544	1,271,217	1,437,226	6.2	182,978
Servicer Advances(J)	Various	5,560,412	5,549,872	Mar-17 to Dec-21	3.19%	2.7	5,617,759	5,687,635	5,706,593	4.6	7,047,061
Residential Mortgage Loans(K)	Oct-15	8,271	8,271	Oct-17	3.44%	0.8	13,248	7,514	7,514	4.5	19,529
Consumer Loans(L) (M)	Various	1,709,054	1,700,211	Sep-19 to Mar-24	3.48%	3.9	1,809,952	1,802,809	1,799,372	3.8	—
Receivable from government agency(K)	Oct-15	3,106	3,106	Oct-17	3.44%	0.8	N/A	N/A	3,378	N/A	—
Total Notes and Bonds Payable		8,015,097	7,990,605		3.46%	2.9					7,249,568
Total/Weighted Average		$13,208,783	$13,181,236		2.91%	1.8					$11,292,622

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of January or February 2017 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $11.0 million of associated accrued interest payable as of December 31, 2016.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.7 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $125.8 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $410.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%, and a $324.3 million corporate loan which bears interest equal to 5.68%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying Excess MSRs that secure these notes, and the $324.3 million corporate loan is also collateralized by the rights to the related basic fee portion of the MSRs.

(J)
$3.5 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index rate equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.1%.

(K)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.88%.

(L)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $1.29 billion UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $211.0 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $39.0 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $39.0 million UPB of Class C-2 notes with a

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

coupon of 5.63% and a stated maturity date in March 2024; $39.0 million UPB of Class D-1 notes with a coupon of 5.80% and a stated maturity date in March 2024; and $39.0 million UPB of Class D-2 notes with a coupon of 5.80% and a stated maturity date in March 2024.

(M)	Includes a $132.2 million face amount note collateralized by newly originated consumer loans which bears interest equal to one-month LIBOR plus 3.25%.

As of December 31, 2016, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans Notes and Bonds Payable, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $5.2 billion of repurchase agreements as of December 31, 2016. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

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
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

On October 13, 2015, New Residential entered into a settlement agreement in connection with which a subsidiary of New Residential was liable for a $9.1 million payment to certain HSART Bondholders, which was recorded within General and Administrative Expenses; this agreement did not impact other former or existing bondholders of HSART.

Consumer Loans

In October 2016, the Consumer Loan Companies (Note 9) refinanced their outstanding asset-backed notes with a new asset-backed securitization. The issuance consisted of $1.7 billion face amount of asset-backed notes comprised of six classes with maturity dates in November 2023 and March 2024, of which approximately $157.6 million face amount was retained by the Consumer Loan Companies and subsequently distributed to their members including New Residential. New Residential’s $79.9 million portion of these bonds is not treated as outstanding debt in consolidation. In connection with the refinancing, the Consumer Loan Companies recorded approximately $4.7 million of loss on extinguishment of debt related to an unamortized discount.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2014(B)	$—	$2,885,784	$2,246,651	$925,418	$—	$6,057,853
Repurchase Agreements:
Borrowings	—	—	7,649,261	1,915,056	43,158	9,607,475
Modified retrospective adjustment for the adoption of ASU No. 2014-11 (Note 2)	—	—	84,649	1,306	—	85,955
Repayments	—	—	(6,963,404)	(1,832,462)	(2,712)	(8,798,578)
Adoption of ASU No. 2015-03 (Note 2)	—	—	—	(888)	—	(888)
Notes and Bonds Payable:
Borrowings	852,419	10,780,237	—	1,632	—	11,634,288
Repayments	(669,406)	(6,612,372)	—	(5,082)	—	(7,286,860)
Adoption of ASU No. 2015-03 (Note 2)	(35)	(6,588)	—	—	—	(6,623)
Balance at December 31, 2015	$182,978	$7,047,061	$3,017,157	$1,004,980	$40,446	$11,292,622
Repurchase Agreements:
Borrowings	—	—	30,441,880	552,459	21,458	31,015,797
Repayments	—	—	(29,040,035)	(764,113)	(61,904)	(29,866,052)
Capitalized deferred financing costs, net of amortization	—	—	—	(2,169)	—	(2,169)
Notes and Bonds Payable:
Acquired borrowings, net of discount	—	—	—	—	1,803,192	1,803,192
Borrowings	1,141,996	6,857,006	—	—	1,789,706	9,788,708
Repayments	(592,175)	(8,354,692)	—	(8,151)	(1,888,714)	(10,843,732)
Discount on borrowings, net of amortization	1,420	—	—	—	(3,374)	(1,954)
Capitalized deferred financing costs, net of amortization	(5,074)	497	—	—	(599)	(5,176)
Balance at December 31, 2016	$729,145	$5,549,872	$4,419,002	$783,006	$1,700,211	$13,181,236

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its Servicer Advances.

(B)	Excludes debt related to linked transactions (Note 10).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of December 31, 2016 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
2017	$697,437	$5,145,175	$5,842,612
2018	1,160,179	228,520	1,388,699
2019	2,759,841	514,254	3,274,095
2020	376,246	—	376,246
2021 and thereafter	2,327,131	—	2,327,131
	$7,320,834	$5,887,949	$13,208,783

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of December 31, 2016:

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Residential Mortgage Loans and REO	$2,260,000	$774,684	$1,485,316
Notes and Bonds Payable
Secured Corporate Loan	Excess MSRs	525,000	410,000	115,000
Servicer Advances(A)	Servicer Advances	6,577,393	5,560,412	1,016,981
Consumer Loans	Consumer Loans	150,000	132,168	17,832
		$9,512,393	$6,877,264	$2,635,129

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds with a current face amount of $94.4 million.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of our debt covenants as of December 31, 2016.

12. FAIR VALUE MEASUREMENT

U.S. GAAP requires the categorization of fair value measurement into three broad levels which form a hierarchy based on the transparency of inputs to the valuation.

Level 1 - Quoted prices in active markets for identical instruments.
Level 2 - Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments,

•	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates), and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

New Residential follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2016 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$277,975,997	$1,399,455	$—	$—	$1,399,455	$1,399,455
Excess mortgage servicing rights, equity method investees, at fair value(A)	60,677,300	194,788	—	—	194,788	194,788
Mortgage servicing rights, at fair value(A)	79,935,302	659,483	—	—	659,483	659,483
Servicer advances, at fair value	5,617,759	5,706,593	—	—	5,706,593	5,706,593
Real estate securities, available-for-sale	8,788,957	5,073,858	—	1,530,298	3,543,560	5,073,858
Residential mortgage loans, held-for-investment	203,673	190,761	—	—	190,343	190,343
Residential mortgage loans, held-for-sale	908,930	696,665	—	—	717,985	717,985
Consumer loans, held-for-investment	1,809,952	1,799,486	—	—	1,819,106	1,819,106
Derivative assets	6,776,052	6,762	—	6,762	—	6,762
Cash and cash equivalents	290,602	290,602	290,602	—	—	290,602
Restricted cash	163,095	163,095	163,095	—	—	163,095
Other assets	888,412	4,856	—	—	4,856	4,856
		$16,186,404	$453,697	$1,537,060	$14,236,169	$16,226,926
Liabilities:
Repurchase agreements	$5,193,686	$5,190,631	$—	$5,193,686	$—	$5,193,686
Notes and bonds payable	8,015,097	7,990,605	—	—	7,993,326	7,993,326
Derivative liabilities	3,640,000	3,021	—	3,021	—	3,021
		$13,184,257	$—	$5,196,707	$7,993,326	$13,190,033

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2015 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$329,367,971	$1,581,517	$—	$—	$1,581,517	$1,581,517
Excess mortgage servicing rights, equity method investees, at fair value(A)	73,058,050	217,221	—	—	217,221	217,221
Servicer advances, at fair value	7,578,110	7,426,794	—	—	7,426,794	7,426,794
Real estate securities, available-for-sale	4,418,552	2,501,881	—	917,598	1,584,283	2,501,881
Residential mortgage loans, held-for-investment	506,135	330,178	—	—	330,433	330,433
Residential mortgage loans, held-for-sale	859,714	776,681	—	—	784,750	784,750
Derivative assets	3,400,000	2,689	—	2,689	—	2,689
Cash and cash equivalents	249,936	249,936	249,936	—	—	249,936
Restricted cash	94,702	94,702	94,702	—	—	94,702
		$13,181,599	$344,638	$920,287	$11,924,998	$13,189,923
Liabilities
Repurchase agreements	$4,043,942	$4,043,054	$—	$4,043,942	$—	$4,043,942
Notes and bonds payable	7,262,056	7,249,568	—	—	7,260,909	7,260,909
Derivative liabilities	4,644,000	13,443	—	13,443	—	13,443
		$11,306,065	$—	$4,057,385	$7,260,909	$11,318,294

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

New Residential has various processes and controls in place to ensure that fair value is reasonably estimated. With respect to the broker and pricing service quotations, to ensure these quotes represent a reasonable estimate of fair value, New Residential’s quarterly procedures include a comparison to quotations from different sources, outputs generated from its internal pricing models and transactions New Residential has completed with respect to these or similar assets or liabilities, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on New Residential’s internal pricing models, New Residential corroborates the inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters, where available, and models for reasonableness. New Residential believes its valuation methods and the assumptions used are appropriate and consistent with other market participants.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency		MSRs(A)	Servicer Advances	Non-Agency RMBS	Total
Balance at December 31, 2014	$217,519	$200,214	$330,876	$—	$3,270,839	$723,000	$4,742,448
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—
Transfers from investments in excess mortgage servicing rights, equity method investees, to investments in excess mortgage servicing rights	—	98,258	(98,258)	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	(5,788)	(5,788)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(3,080)	41,723	—	—	—	—	38,643
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	31,160	—	—	—	31,160
Included in change in fair value of investments in servicer advances	—	—	—	—	(57,491)	—	(57,491)
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	3,061	3,061
Included in other income (loss), net(D)	2,852	147	—	—	—	879	3,878
Gains (losses) included in other comprehensive income(E)	—	—	—	—	—	(6,701)	(6,701)
Interest income	30,742	103,823	—	—	352,316	69,632	556,513
Purchases, sales, repayments and transfers
Purchases	254,149	917,078	—	—	20,042,582	1,288,901	22,502,710
Proceeds from sales	—	—	—	—	—	(425,761)	(425,761)
Proceeds from repayments	(64,981)	(216,927)	(46,557)	—	(16,181,452)	(179,772)	(16,689,689)
Other transfers	—	—	—	—	—	116,832	116,832
Balance at December 31, 2015	$437,201	$1,144,316	$217,221	$—	$7,426,794	$1,584,283	$10,809,815
Transfers(C)
Transfers from Level 3	—	—	—		—	—	—
Transfers to Level 3	—	—	—		—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	(10,264)	(10,264)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(5,372)	(1,925)	—	—	—	—	(7,297)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	16,526	—	—	—	16,526
Included in servicing revenue, net(F)				88,325			88,325
Included in change in fair value of investments in servicer advances	—	—	—	—	(7,768)	—	(7,768)
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	(18,117)	(18,117)
Included in other income (loss), net(D)	2,452	350	—	—	—	(4,875)	(2,073)
Gains (losses) included in other comprehensive income(E)	—	—	—	—	—	124,669	124,669
Interest income	35,526	114,615	—	—	364,350	209,706	724,197
Purchases, sales and repayments
Purchases	—	124	—	571,158	15,266,816	2,746,409	18,584,507
Proceeds from sales	—	—	—	—	—	(261,192)	(261,192)
Proceeds from repayments	(88,050)	(239,782)	(38,959)	—	(17,343,599)	(827,059)	(18,537,449)
Balance at December 31, 2016	$381,757	$1,017,698	$194,788	$659,483	$5,706,593	$3,543,560	$11,503,879

(A)	Includes the recapture agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

(D)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.

(E)	These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.

(F)	The components of Servicing revenue, net are disclosed in Note 5.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees and MSRs Valuation

Fair value estimates of New Residential’s MSRs and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, the mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, for MSRs significant inputs included the market-level estimated cost of servicing.

In order to evaluate the reasonableness of its fair value determinations, New Residential engages an independent valuation firm to separately measure the fair value of its MSRs and Excess MSRs. The independent valuation firm determines an estimated fair value range of each pool based on its own models and issues a “fairness opinion” with this range. New Residential compares the range included in the opinion to the value generated by its internal models. To date, New Residential has not made any significant valuation adjustments as a result of these fairness opinions.

In addition, in valuing the MSRs and Excess MSRs, New Residential considered the likelihood of one of its servicers being removed as the servicer, which likelihood is considered to be remote.

Significant increases (decreases) in the discount rates, prepayment or delinquency rates, or costs of servicing, in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recapture rates or mortgage servicing amount or excess mortgage servicing amount, as applicable, in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the delinquency rate assumption is accompanied by a directionally similar change in the assumption used for the prepayment rate.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

The following tables summarize certain information regarding the weighted average inputs used in valuing the Excess MSRs, owned directly and through equity method investees:

	December 31, 2016
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	10.1%	3.2%	32.6%	21	24
Recaptured Pools	7.4%	4.3%	23.0%	21	25
Recapture Agreement	7.4%	5.0%	20.0%	22	—
	9.3%	3.6%	29.5%	21	24
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	11.8%	N/A	10.7%	14	24
Recaptured Pools	7.9%	N/A	20.0%	21	24
Recapture Agreement	7.5%	N/A	20.0%	20	—
Ocwen Serviced Pools	8.8%	N/A	—%	14	26
	9.4%	N/A	2.7%	14	26
Total/Weighted Average--Excess MSRs Directly Held	9.4%	3.6%	10.0%	16	26

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	11.8%	5.2%	35.0%	19	23
Recaptured Pools	7.3%	4.5%	24.7%	23	25
Recapture Agreement	7.3%	5.0%	20.0%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.8%	5.0%	29.8%	21	24

Total/Weighted Average--Excess MSRs All Pools	9.5%	3.9%	14.2%	17	26

MSRs
Agency
Ditech subserviced pools	12.7%	3.2%	29.1%	26	23
FirstKey subserviced pools(H)	11.2%	0.5%	19.6%	26	24
Total/Weighted Average--MSRs	12.4%	2.8%	27.5%	26	23

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

	December 31, 2015
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	10.7%	3.5%	29.5%	21	24
Recaptured Pools	7.5%	4.9%	20.0%	20	25
Recapture Agreement	7.6%	4.9%	20.0%	22	—
	10.0%	3.8%	27.4%	21	24
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	12.5%	N/A	10.2%	14	24
Recaptured Pools	7.5%	N/A	20.0%	20	25
Recapture Agreement	7.5%	N/A	20.0%	20	—
Ocwen Serviced Pools	9.3%	N/A	—%	14	26
	10.0%	N/A	2.6%	14	26
Total/Weighted Average--Excess MSRs Directly Held	10.0%	3.8%	9.5%	16	25

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	12.6%	5.9%	34.3%	19	24
Recaptured Pools	7.7%	5.0%	20.0%	23	25
Recapture Agreement	7.7%	4.9%	20.0%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	10.8%	5.6%	29.0%	20	24

Total/Weighted Average--Excess MSRs All Pools	10.2%	4.2%	13.6%	17	25

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)	Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps).

(F)	Weighted average maturity of the underlying residential mortgage loans in the pool.

(G)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

(H)	Recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.

As of December 31, 2016 and 2015, weighted average discount rates of 9.8% and 9.8%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of December 31, 2016, a weighted average discount rate of 12.0% was used to value New Residential’s investments in MSRs.

All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. New Residential uses assumptions that generate its best estimate of future cash flows for each investment in MSRs and Excess MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

When valuing MSRs and Excess MSRs, New Residential uses the following criteria to determine the significant inputs:

•
Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions and loan level factors such as the borrower’s interest rate, FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the projected effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). New Residential considers historical prepayment experience associated with the collateral when determining this vector and also reviews industry research on the prepayment experience of similar loan pools. This data is obtained from remittance reports, market data services and other market sources.

•
Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. Delinquency rate projections are in the form of a “vector” that varies over the expected life of the pool. The delinquency vector specifies the percentage of the unpaid principal balance that is expected to be delinquent each month. The delinquency vector is based on assumptions that reflect macroeconomic conditions, the historical delinquency rates for the pools and the underlying borrower characteristics such as the FICO score and loan-to-value ratio. For the recapture agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by New Residential’s servicers and subservicers, and delinquency experience over the past year. New Residential believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

•
Recapture Rates: Recapture rates are based on actual average recapture rates experienced by New Residential’s servicers and subservicers on similar residential mortgage loan pools. Generally, New Residential looks to three to six months’ worth of actual recapture rates, which it believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions. Recapture rate projections are in the form of a “vector” that varies over the expected life of the pool. The recapture vector specifies the percentage of the refinanced loans that have been recaptured within the pool by the servicer or subservicer. The recapture vector takes into account the nature and timeline of the relationship between the borrowers in the pool and the servicer or subservicer, the customer retention programs offered by the servicer or subservicer and the historical recapture rates.

•
Mortgage Servicing Amount or Excess Mortgage Servicing Amount: For existing mortgage pools, mortgage servicing amount and excess mortgage servicing amount projections are based on the actual total mortgage servicing amount, in excess of a base fee as applicable. For loans expected to be refinanced by the related servicer or subservicer and subject to a recapture agreement, New Residential considers the mortgage servicing amount or excess mortgage servicing amount on loans recently originated by the related servicer over the past three months and other general market considerations. New Residential believes this time period provides a reasonable sample for projecting future mortgage servicing amounts and excess mortgage servicing amounts while taking into account current market conditions.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral.

New Residential uses different prepayment and delinquency assumptions in valuing the MSRs and Excess MSRs relating to the original loan pools, the recapture agreements and the MSRs and Excess MSRs relating to recaptured loans. The prepayment rate and delinquency rate assumptions differ because of differences in the collateral characteristics, eligibility for HARP 2.0 and expected borrower behavior for original loans and loans which have been refinanced. The assumptions for recapture and discount rates when valuing MSRs and Excess MSRs and recapture agreements are based on historical recapture experience and market pricing.

Investments in Servicer Advances Valuation

New Residential uses internal pricing models to estimate the future cash flows related to the Servicer Advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. New Residential’s estimations of future cash flows include the combined cash flows of all of the components that comprise the Servicer Advance investments: existing advances, the requirement to purchase future advances, the recovery of advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the Servicer Advance balance changes over the term of the investment, (ii) the UPB of the underlying loans with respect to which New Residential has the obligation to make advances and owns the basic fee component of the related MSR which, in turn, is driven by prepayment rates and (iii) the percentage of delinquent loans with respect to which New Residential owns the basic fee component of the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

related MSR. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included the assumptions used to establish the aforementioned cash flows and discount rates that market participants would use in determining the fair values of Servicer Advances.

In order to evaluate the reasonableness of its fair value determinations, New Residential engages an independent valuation firm to separately measure the fair value of its investment in Servicer Advances. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range. New Residential compares the range included in the opinion to the value generated by its internal models. To date, New Residential has not made any significant valuation adjustments as a result of these fairness opinions.

In valuing the Servicer Advances, New Residential considered the likelihood of the related servicer being removed as the servicer, which likelihood is considered to be remote.

Significant increases (decreases) in the advance balance-to-UPB ratio, prepayment rate, delinquency rate, or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in the delinquency rate assumption is accompanied by a directionally similar change in the assumption used for the advance balance-to-UPB ratio.

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2016	2.1%	9.8%	14.9%	8.3	bps	5.6%	24.8
December 31, 2015	2.3%	10.4%	17.5%	9.2	bps	5.6%	24.5

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount excludes the amounts New Residential pays its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

The valuation of the Servicer Advances also takes into account the performance fee paid to the servicer, which in the case of the Buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as loan-to-value ratio and interest rate, and which in the case of Servicer Advances acquired from HLSS is based partially on future LIBOR estimates. All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment rate, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related Servicer Advances. New Residential uses assumptions that generate its best estimate of future cash flows for each investment in Servicer Advances, including the basic fee component of the related MSR.

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

•
Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions and factors such as the borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. New Residential considers collateral-specific prepayment experience when determining this vector.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

•
Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed recent mortgage payment(s) as well as loan- and borrower-specific characteristics such as the borrower’s FICO score, the loan-to-value ratio, debt-to-income ratio, occupancy status, loan documentation, payment history and previous loan modifications. New Residential believes the time period utilized provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions.

•
Mortgage Servicing Amount: Mortgage servicing amounts are contractually determined on a pool-by-pool basis. New Residential projects the weighted average mortgage servicing amount based on its projections for prepayment rates.

•
LIBOR: The performance-based incentive fees on both Ocwen-serviced and Nationstar-serviced servicer advance portfolios are driven by LIBOR-based factors. The LIBOR curves used are widely used by market participants as reference rates for many financial instruments.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.

Real Estate Securities Valuation

New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2016
Agency RMBS	$1,486,739	$1,532,421	$1,530,298	$—	$1,530,298	2
Non-Agency RMBS(C)	7,302,218	3,415,906	3,028,094	515,466	3,543,560	3
Total	$8,788,957	$4,948,327	$4,558,392	$515,466	$5,073,858
December 31, 2015
Agency RMBS	$884,578	$918,633	$917,598	$—	$917,598	2
Non-Agency RMBS(C)	3,533,974	1,579,445	1,029,981	554,302	1,584,283	3
Total	$4,418,552	$2,498,078	$1,947,579	$554,302	$2,501,881

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

The third-party pricing services and brokers engaged by New Residential (collectively, “valuation providers”) use either the income approach or the market approach, or a combination of the two, in arriving at their estimated valuations of RMBS. Valuation providers using the market approach generally look at prices and other relevant information generated by market transactions involving identical or comparable assets. Valuation providers using the income approach create pricing models that generally incorporate such assumptions as discount rates, expected prepayment rates, expected default rates and expected loss severities. New Residential has reviewed the methodologies utilized by its valuation providers and has found them to be consistent with GAAP requirements. In addition to obtaining multiple quotations, when available, and reviewing the valuation methodologies of its valuation providers, New Residential creates its own internal pricing models for Level 3 securities and uses the outputs of these models as part of its process of evaluating the fair value

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

estimates it receives from its valuation providers. These models incorporate the same types of assumptions as the models used by the valuation providers, but the assumptions are developed independently. These assumptions are regularly refined and updated at least quarterly by New Residential, and reviewed by its valuation group, which is separate from its investment acquisition and management group, to reflect market developments and actual performance.

For 77.1% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$2,731,218	2.06% to 32.75%	0.25% to 20%	0.25% to 10.0%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)
New Residential was unable to obtain quotations from more than one source on these securities. For approximately $509.6 million in 2016 and $228.5 million in 2015, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

For New Residential’s investments in real estate securities categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions related to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment rates would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the default assumption is accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment rate.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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

At December 31, 2016 and 2015, assets measured at fair value on a nonrecurring basis were $449.9 million and $292.4 million, respectively. The $449.9 million of assets at December 31, 2016 include approximately $406.3 million of residential mortgage loans held-for-sale and $43.6 million of REO. The $292.4 million of assets at December 31, 2015 include approximately $253.0 million of residential mortgage loans held-for-sale and $39.4 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and are categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2016
Performing Loans	$151,436	3.8%	6.0	11.7%	1.2%	24.4%
Non-Performing Loans	254,848	5.6%	3.0	2.8%	N/A	30.0%
Total/Weighted Average	$406,284	4.9%	4.1	6.1%		27.9%
December 31, 2015
Performing Loans	$50,858	5.0%	4.2	9.2%	2.8%	35.2%
Non-Performing Loans	202,155	5.7%	3.4	2.9%	N/A	19.6%
Total/Weighted Average	$253,013	5.6%	3.6	4.2%		22.7%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2016 was an increase in the net valuation allowance of approximately $28.7 million, consisting of $11.4 million and $17.3 million increases for loans held-for-sale and REO, respectively.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2015 was a reduction of approximately $14.1 million and $4.5 million for loans held-for-sale and REO, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Loans for Which Fair Value is Only Disclosed

The fair value of New Residential’s loans is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing certain loans:

	Carrying Value	Fair Value	Valuation and Loss Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2016
Reverse Mortgage Loans(D)	$11,468	$12,952	$73	7.0%	4.5	N/A	N/A	9.5%
Performing Loans	23,758	24,420	4	7.4%	5.6	6.2%	2.1%	50.3%
Non-Performing Loans	445,916	464,674	N/A	7.6%	2.7	2.0%	N/A	30.0%
Total/Weighted Average	$481,142	$502,046	$77	7.6%	2.9			30.5%
Consumer Loans	$1,799,486	$1,819,106	$6,451	9.3%	3.8	15.4%	5.7%	87.6%
December 31, 2015
Reverse Mortgage Loans(D)	$19,560	$19,560	$35	10.0%	4.2	N/A	N/A	8.1%
Performing Loans	246,190	248,858	43	4.8%	5.2	6.6%	1.2%	14.3%
Non-Performing Loans	588,096	593,754	N/A	5.4%	2.5	1.4%	N/A	13.1%
Total/Weighted Average	$853,846	$862,172	$78	5.3%	3.3			13.3%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The debt assumed in the SpringCastle Transaction (Note 9) was recorded at its fair value of $1.8 billion on March 31, 2016. The fair value was estimated based on a discounted cash flow model using both observable and unobservable inputs to estimate the amount and timing of expected cash flows, interest rates and collateral funding spreads and, therefore, was categorized within Level 3 of the fair value hierarchy.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

13. EQUITY AND EARNINGS PER SHARE

Equity and Dividends

On April 26, 2013, Drive Shack announced that its board of directors had formally declared the distribution of shares of common stock of New Residential, a then wholly owned subsidiary of Drive Shack. Following the spin-off, New Residential is an independent, publicly-traded REIT primarily focused on investing in residential mortgage related assets. The spin-off was completed on May 15, 2013 and New Residential began trading on the New York Stock Exchange under the symbol “NRZ.” The spin-off transaction was effected as a taxable pro rata distribution by Drive Shack of all the outstanding shares of common stock of New Residential to the stockholders of record of Drive Shack as of May 6, 2013. The stockholders of Drive Shack as of the record date received one share of New Residential common stock for each share of Drive Shack common stock held.

New Residential’s certificate of incorporation authorizes 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At the time of the completion of the spin-off, there were 126,512,823 outstanding shares of common stock which was based on the number of Drive Shack’s shares of common stock outstanding on May 6, 2013 and a distribution ratio of one share of New Residential common stock for each share of Drive Shack common stock (adjusted for the reverse split described below).

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
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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

In May 2014, an employee of the Manager exercised 107,500 options with a weighted average exercise price of $5.61 and received 107,500 shares of common stock of New Residential. In August 2014, employees of the Manager and one of New Residential’s directors exercised an aggregate of 498,500 options with a weighted average exercise price of $5.62 and received 276,037 shares of common stock of New Residential. In December 2014, a former employee of the Manager exercised 42,566 options with a weighted average exercise price of $7.19 and received 42,566 shares of common stock of New Residential. In July 2015, a former employee of the Manager exercised 37,500 options with a weighted average exercise price of $7.19 and received 20,227 shares of common stock of New Residential. In August 2016, employees of the Manager exercised an aggregate of 1,100,497 options with a weighted average exercise price of $10.59 per share and received 280,111 shares of common stock of New Residential.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Special Dividend	Total Dividend	Total Amounts Distributed (millions)
March 19, 2014	April 2014	$0.35	$—	$0.35	$44.3
June 17, 2014	July 2014	0.35	0.15	0.50	70.6
September 18, 2014	October 2014	0.35	—	0.35	49.5
December 18, 2014	January 2015	0.38	—	0.38	53.7
March 16, 2015	April 2015	0.38	—	0.38	53.7
May 14, 2015	July 2015	0.45	—	0.45	89.5
September 18, 2015	October 2015	0.46	—	0.46	106.0
December 10, 2015	January 2016	0.46	—	0.46	106.0
March 22, 2016	April 2016	0.46	—	0.46	106.0
June 27, 2016	July 2016	0.46	—	0.46	106.0
September 23, 2016	October 2016	0.46	—	0.46	115.4
December 16, 2016	January 2017	0.46	—	0.46	115.4

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2016.

Option Plan

New Residential has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the 10-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. Increases of 2,000,000, 8,543,539 and 1,437,500 were made on January 1, 2017, 2016 and 2015, respectively. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

Prior to the spin-off, Drive Shack had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, the 10.7 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Drive Shack option and a new New Residential option. The exercise price of each adjusted Drive Shack option and New Residential option was set to collectively maintain the intrinsic value of the Drive Shack option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Drive Shack option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 6,000 shares of common stock. The fair value of such options was not material at the date of grant.

New Residential’s outstanding options were summarized as follows:

	December 31, 2016			December 31, 2015
	Issued Prior to 2011	Issued in 2011 - 2016	Total	Issued Prior to 2011	Issued in 2011 - 2015	Total
Held by the Manager	330,090	10,874,152	11,204,242	345,720	10,582,860	10,928,580
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	18,910	1,967,458	1,986,368	88,280	1,359,247	1,447,527
Issued to the independent directors	—	6,000	6,000	—	4,000	4,000
Total	349,000	12,847,610	13,196,610	434,000	11,946,107	12,380,107

The following table summarizes New Residential’s outstanding options as of December 31, 2016. The last sales price on the New York Stock Exchange for New Residential’s common stock in the year ended December 31, 2016 was $15.72 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2016	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2016 (millions)
Directors	Various	6,000	6,000	$13.99	$—
Manager(C)	2007	349,000	349,000	31.27	—
Manager(C)	2012	25,000	25,000	7.19	0.2
Manager(C)	2013	835,571	835,571	11.48	3.5
Manager(C)	2014	1,437,500	1,437,500	12.20	5.1
Manager(C)	2015	8,543,539	5,509,457	15.44	1.5
Manager(C)	2016	2,000,000	266,667	14.20	0.4
Outstanding		13,196,610	8,429,195

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Exercise Prices	Total Unexercised Inception to Date
2007	$29.92 to $33.80	18,910
2014	$12.20	258,750
2015	$15.25 to $15.88	1,708,708
2016	$14.20	—
Total		1,986,368

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2014 outstanding options	10,737,093
Options granted	8,543,539	$15.46
Options exercised(A)	(6,734,525)	$7.81
Options expired unexercised	(166,000)
December 31, 2015 outstanding options	12,380,107
Options granted	2,002,000	$14.20
Options exercised(A)	(1,100,497)	$10.59
Options expired unexercised	(85,000)
December 31, 2016 outstanding options	13,196,610	See table above

(A)	The 1.1 million and 6.7 million options that were exercised in 2016 and 2015 had an intrinsic value of approximately $4.0 million and $59.4 million, respectively, at the date of exercise.

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the years ended December 31, 2016, 2015 and 2014, based on the treasury stock method, New Residential had 364,107, 2,167,796 and 3,092,844 dilutive common stock equivalents, respectively.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investment in Servicer Advances (Note 6) and Consumer Loans (Note 9), as well as HLSS (Note 1) for the period of April 6, 2015 through October 23, 2015.

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
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

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

The Securities Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The Securities Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on certain public disclosures made by HLSS relating to its relationship with Ocwen and HLSS’s risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings; (iii) its risk management and internal controls; and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on HLSS’s August 18, 2014 restatement. Lead plaintiffs in the Securities Action also allege that HLSS misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. Lead plaintiffs seek money damages under the Exchange Act in an amount to be proven at trial and reasonable costs, expenses, and fees. On February 11, 2015, defendants filed motions to dismiss the Securities Action in its entirety. On June 6, 2016, all allegations except those regarding certain related party transactions were dismissed. New Residential intends to vigorously defend the Securities Action.

Three shareholder derivative actions have been filed in the United States District Court for the Southern District of Florida purportedly on behalf of Ocwen: (i) Sokolowski v. Erbey, et al., No. 14-CV-81601 (S.D. Fla.) (the “Sokolowski Action”); (ii) Hutt v. Erbey, et al., No. 15-CV-81709 (S.D. Fla.) (the “Hutt Action”); and (iii) Lowinger v. Erbey, et al., No. 15-CV-62628 (S.D. Fla.) (the “Lowinger Action”). On November 9, 2015, HLSS filed a motion to dismiss the Sokolowski Action. While that motion was pending, the Hutt Action, which at the time did not name HLSS as a defendant, was transferred from the Northern District of Georgia to the Southern District of Florida and the Lowinger Action, which at the time also did not name HLSS as a defendant, was filed. On January 8, 2016, the court consolidated the three actions (the “Ocwen Derivative Action”) and denied HLSS’s motion to dismiss the Sokolowski complaint as moot and without prejudice to re-file a new motion to dismiss following the filing of a consolidated complaint. On March 8, 2016, plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that certain directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, breached their fiduciary duties to Ocwen by, among other things, causing Ocwen to enter into transactions that were harmful to Ocwen. The complaint further alleges that HLSS and others aided and abetted the alleged breaches of fiduciary duty by Mr. Erbey and the other directors and officers of Ocwen who have been named as defendants. The consolidated complaint also asserts causes of action against HLSS and others for unjust enrichment and for contribution. The lawsuit seeks money damages from HLSS in an amount to be proven at trial. On May 13, 2016, HLSS filed a motion to dismiss the consolidated complaint. On January 19, 2017, the court approved a settlement plaintiffs reached with Ocwen providing for a with prejudice dismissal and releases for all defendants, including HLSS and New Residential. Neither HLSS nor New Residential were required to make any settlement payment.

A shareholder derivative action asserting some of the same claims made in the Ocwen Derivative Action, including that HLSS and others aided and abetted alleged breaches of fiduciary duties by directors and officers of Ocwen, including Mr. Erbey, has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The lawsuit seeks money damages from HLSS in an amount to be proved at trial. HLSS has not been served. On February 9, 2017, plaintiff filed a notice of voluntary dismissal without prejudice.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

During the first three quarters of 2015, through their investment manager, the HSART Bondholders alleged that events of default had occurred under a debt issuance (HSART, see Note 11) secured by a portion of the Servicer Advances acquired from HLSS and that, as a result, the HSART Bondholders were due additional interest under the related agreements. In February 2015, in response to such allegations, instead of releasing such amounts to the New Residential subsidiary that sponsors the HSART transaction entitled thereto, the trustee of HSART began to withhold, monthly, such Withheld Funds so that such amounts were reserved in the event that it was determined that any of the alleged events of default had occurred. On August 28, 2015, the trustee commenced a legal proceeding requesting instruction from the court regarding the alleged defaults and the disposition of the Withheld Funds.

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

Indemnifications – In the normal course of business, New Residential and its subsidiaries enter into contracts that contain a variety of representations and warranties and that provide general indemnifications. New Residential’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against New Residential that have not yet occurred. However, based on its experience, New Residential expects the risk of material loss to be remote.

Capital Commitments — As of December 31, 2016, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for an MSR investment commitment and to Note 18 for additional capital commitments entered into subsequent to December 31, 2016, if any):

MSRs and Servicer Advances — New Residential and, in some cases, third-party co-investors agreed to purchase future Servicer Advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiary, NRM, is obligated to fund future Servicer Advances related to the loans it is obligated to service. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Notes 5 and 6 for information on New Residential’s investments in MSRs and Servicer Advances, respectively.

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

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At December 31, 2016, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — New Residential’s debt obligations contain various customary loan covenants (Note 11).

Certain Tax-Related Covenants — If New Residential is treated as a successor to Drive Shack under applicable U.S. federal income tax rules, and if Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2014, New Residential could be prohibited from electing to be a REIT. Accordingly, in the separation and distribution agreement executed in connection with New Residential’s spin-off from Drive Shack, Drive Shack (i) represented that it had no knowledge of any fact or circumstance that would cause New Residential to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Residential as necessary to enable New Residential to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Residential and its tax counsel with respect to the composition of Drive Shack’s income and assets, the composition of its stockholders, and its operation as a REIT; and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

taxable years ending on or before December 31, 2014 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service (“IRS”) to the effect that Drive Shack’s failure to maintain its REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rule referred to above). Additionally, New Residential covenanted to use its reasonable best efforts to qualify for taxation as a REIT for its taxable year ended December 31, 2013.

15. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

New Residential is party to a Management Agreement with its Manager which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by New Residential by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. If the Management Agreement is terminated, the Manager may require New Residential to purchase from the Manager the right of the Manager to receive the Incentive Compensation. In exchange therefor, New Residential will be obligated to pay the Manager a cash purchase price equal to the amount of the Incentive Compensation that would be paid to the Manager if all of New Residential’s assets were sold for cash at their then current fair market value (taking into account, among other things, expected future performance of the underlying investments). Pursuant to the Management Agreement, the Manager, under the supervision of New Residential’s board of directors, formulates investment strategies, arranges for the acquisition of assets and associated financing, monitors the performance of New Residential’s assets and provides certain advisory, administrative and managerial services in connection with the operations of New Residential.

Effective May 15, 2013, the Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally the equity transferred by Drive Shack on the date of the spin-off (Note 13), plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

In addition, effective May 15, 2013, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Drive Shack on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Drive Shack’s prior performance.

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Due to affiliates is comprised of the following amounts:

	December 31,
	2016	2015
Management fees	$3,689	$6,671
Incentive compensation	42,197	16,017
Expense reimbursements and other	1,462	1,097
Total	$47,348	$23,785

Affiliate expenses and fees were comprised of:

	Year Ended December 31,
	2016	2015	2014
Management fees	$41,610	$33,475	$19,651
Incentive compensation	42,197	16,017	54,334
Expense reimbursements(A)	500	500	500
Total	$84,307	$49,992	$74,485

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

See Notes 4, 6, 8, 11 and 14 for a discussion of transactions with Nationstar. As of December 31, 2016, 63.6% and 33.6% of the UPB of the loans underlying New Residential’s investments in Excess MSRs and Servicer Advances, respectively, was serviced or master serviced by Nationstar. As of December 31, 2016, a total face amount of $4.3 billion of New Residential’s Non-Agency RMBS portfolio and approximately $32.6 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $14.8 billion as of December 31, 2016. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying residential mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed Servicer Advances, and repay all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential in connection with the SLS Transaction, in 2014 and 2015, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2016 and 2015, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.5 million and $4.4 million, respectively, and has also caused an aggregate of $0.1 million of securities to be transferred to such funds in 2016. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of December 31, 2016, $591.1 million UPB of New Residential’s residential mortgage loans and $20.8 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

See Note 9 for a discussion of a transaction with OneMain and Note 4 regarding co-investments with Fortress-managed funds.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Year Ended December 31,
		2016	2015	2014
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$27,460	$(13,096)	$(65,701)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	10,264	5,788	1,391
Total reclassifications		$37,724	$(7,308)	$(64,310)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$3,813	$(2,737)	$3,737
State and Local	252	(1,631)	2,799
Total Current Income Tax Expense (Benefit)	4,065	(4,368)	6,536
Deferred:
Federal	33,999	(2,778)	12,853
State and Local	847	(3,855)	3,568
Total Deferred Income Tax Expense (Benefit)	34,846	(6,633)	16,421
Total Income Tax Expense (Benefit)	$38,911	$(11,001)	$22,957
New Residential intends to qualify as a REIT for each of its tax years through December 31, 2016. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential distributed 100% of its 2013 through 2015 REIT taxable income by the prescribed dates.

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in MSRs (Note 5), Servicer Advances (Note 6) and REO (Note 8), through TRSs that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable. New Residential and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions beginning with the tax year ending December 31, 2013. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

As of December 31, 2014, New Residential recorded an increase to the income tax provision of $2.3 million for unrecognized tax benefits. The reserve for unrecognized tax benefits related to state and local tax positions taken on the income tax returns. As a result of information received from local tax authorities, New Residential determined that the reserve for unrecognized tax benefits was no longer needed and reduced the reserve for unrecognized tax benefits to zero as of March 31, 2015. As a result, New Residential recorded a benefit of $2.3 million to the income tax provision as of March 31, 2015.

The increase in the provision for income taxes for the year ended December 31, 2016 is primarily due to an increase in net income attributable to New Residential’s TRSs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

The decrease in the provision for income taxes for the year ended December 31, 2015 is primarily due to the benefit of $2.3 million from reducing the reserve for unrecognized benefits to zero and a decrease in taxable profits in entities subject to corporate income tax rates.

The difference between New Residential’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2016	2015	2014
Provision at the statutory rate	35.00%	35.00%	35.00%
Non-taxable REIT income	(28.22)%	(36.51)%	(31.12)%
State and local taxes	0.18%	(1.16)%	0.69%
Other	0.19%	(1.58)%	0.37%
Total provision	7.15%	(4.25)%	4.94%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2016	2015
Deferred tax assets:
Servicer Advances basis difference(A)	$113,354	$144,842
Net operating losses(B)	44,289	42,944
Deferred deductibility of interest expense	16,543	—
Other	5,684	6,934
Total deferred tax assets	179,870	194,720
Less valuation allowance	(10,054)	(9,409)
Net deferred tax assets	$169,816	$185,311

Deferred tax liabilities:
Unrealized mark to market	(18,532)	—
Total deferred tax (liability)	$(18,532)	$—

Net deferred tax assets (liability)	$151,284	$185,311

(A)
On April 6, 2015, as a part of the purchase price allocation related to the HLSS Acquisition (Note 1), New Residential recorded an increase to its deferred tax asset of $195.1 million. The deferred tax asset primarily relates to the difference in the book basis and tax basis of New Residential’s investment in Servicer Advances. New Residential believes that such deferred tax asset is more likely than not to be realized and, therefore, no valuation allowance has been recorded against such deferred tax asset as of December 31, 2016.

(B)
As of December 31, 2016, New Residential’s TRSs had approximately $112.0 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. These federal and state net operating loss carryforwards will begin to expire in 2034. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

In assessing the realizability of deferred tax assets, New Residential considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2016, New

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

Residential recorded a partial valuation allowance related to certain net operating losses and loan loss reserves as it does not believe that it is more likely than not that the deferred tax assets will be realized.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2014	$3,619
Increase related to net operating losses and loan loss reserves	6,680
Other increase (decrease)	(890)
Valuation allowance at December 31, 2015	9,409
Increase related to net operating losses and loan loss reserves	1,303
Other increase (decrease)	(658)
Valuation allowance at December 31, 2016	$10,054

New Residential records penalties and interest related to uncertain tax positions as a component of income tax expense, where applicable. As of December 31, 2016, New Residential did not accrue interest or penalties related to uncertain tax positions. New Residential does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date. A reconciliation of the unrecognized tax benefits is as follows:

Balance at December 31, 2014	$2,258
Additions for tax positions of the 2013 tax year	—
Other additions (reductions)	(2,258)
Balance at December 31, 2015	—
Additions for tax positions of current year	—
Other additions (reductions)	—
Balance at December 31, 2016	$—

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2016(A)	$1.38	96.13%	3.87%	—
2015	1.75	92.92%	7.08%	—
2014	1.58	84.78%	15.22%	—

(A)	The entire $0.46 per share dividend declared in December 2016 and paid in January 2017 is treated as received by stockholders in 2017.

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2016 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On December 16, 2016, New Residential’s board of directors declared a fourth quarter 2016 dividend of $0.46 per common share or $115.4 million, which was paid on January 31, 2017 to stockholders of record as of December 30, 2016.

On January 26, 2017, New Residential’s board of directors declared a first quarter 2017 dividend of $0.48 per common share, which is payable on April 28, 2017 to stockholders of record as of March 27, 2017.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

On January 27, 2017, NRM entered into an agreement to purchase MSRs and related Servicer Advances with respect to approximately $97.0 billion UPB of seasoned Fannie Mae and Freddie Mac residential mortgage loans from CitiMortgage, Inc. (“Citi”), subject to change during the period prior to GSE and other regulatory approvals. NRM also entered into an agreement pursuant to which Nationstar will subservice the portfolio on behalf of NRM, subject to GSE and other regulatory approvals. Citi has agreed to continue to subservice the portfolio on an interim basis. NRM will acquire the related Servicer Advances upon the transfer of servicing. New Residential expects to complete this acquisition in the first quarter of 2017, subject to GSE and other regulatory approvals and other customary closing conditions.

In February 2017, New Residential issued 56.5 million shares of its common stock in a public offering at a price to the public of $15.00 per share for net proceeds of approximately $834.6 million. One of New Residential’s executive officers participated in this offering and purchased 18,600 shares at the public offering price. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 5.7 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $8.1 million as of the grant date. The assumptions used in valuing the options were: a 2.38% risk-free rate, a 10.82% dividend yield, 28.64% volatility and a 10-year term.

On February 17, 2017, NRM entered into an agreement to obtain up to $300.0 million in financing secured by Agency MSRs. The financing facility has not been drawn upon and will bear interest equal to one-month LIBOR plus a spread of 4.25%.

Servicer Advances Debt

In February 2017, New Residential, through its wholly owned subsidiary, NRZ Advance Receivables Trust 2015-ON1, issued servicer advance backed notes consisting of $400.0 million of series 2017-T1 term notes with a maturity date of February 2021, and repaid a portion of the existing VFN facilities with the proceeds.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

19. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is an unaudited summary information on New Residential’s quarterly operations.

2016	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31(B)
Interest income	$190,036	$277,477	$282,388	$326,834	$1,076,735
Interest expense	81,228	100,685	96,488	95,023	373,424
Net interest income	108,808	176,792	185,900	231,811	703,311
Impairment
Other-than-temporary impairment (OTTI) on securities	3,254	2,819	1,765	2,426	10,264
Valuation provision (reversal) on loans and real estate owned	6,745	16,825	18,275	35,871	77,716
	9,999	19,644	20,040	38,297	87,980
Net interest income after impairment	98,809	157,148	165,860	193,514	615,331
Servicing revenue, net	—	—	—	118,169	118,169
Other income(A)	31,922	(19,723)	26,701	23,437	62,337
Operating Expenses	25,016	36,280	40,575	72,339	174,210
Income Before Income Taxes	105,715	101,145	151,986	262,781	621,627
Income tax expense (benefit)	(10,223)	7,518	20,900	20,716	38,911
Net Income	$115,938	$93,627	$131,086	$242,065	$582,716
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$4,202	$24,975	$32,178	$16,908	$78,263
Net Income Attributable to Common Stockholders	$111,736	$68,652	$98,908	$225,157	$504,453
Net Income Per Share of Common Stock
Basic	$0.48	$0.30	$0.41	$0.90	$2.12
Diluted	$0.48	$0.30	$0.41	$0.90	$2.12
Weighted Average Number of Shares of Common Stock Outstanding
Basic	230,471,202	230,478,390	240,601,691	250,773,117	238,122,665
Diluted	230,538,712	230,839,753	241,099,381	251,299,730	238,486,772
Dividends Declared per Share of Common Stock	$0.46	$0.46	$0.46	$0.46	$1.84

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014
(dollars in tables in thousands, except share data)

2015	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$84,373	$178,177	$182,341	$200,181	$645,072
Interest expense	33,979	81,871	77,558	80,605	274,013
Net interest income	50,394	96,306	104,783	119,576	371,059
Impairment
Other-than-temporary impairment (OTTI) on securities	1,071	649	1,574	2,494	5,788
Valuation provision (reversal) on loans and real estate owned	977	4,772	(3,341)	16,188	18,596
	2,048	5,421	(1,767)	18,682	24,384
Net interest income after impairment	48,346	90,885	106,550	100,894	346,675
Other income(A)	12,295	37,650	(17,825)	9,909	42,029
Operating Expenses	22,270	34,952	32,902	27,699	117,823
Income Before Income Taxes	38,371	93,583	55,823	83,104	270,881
Income tax expense (benefit)	(3,427)	14,306	(5,932)	(15,948)	(11,001)
Net Income	$41,798	$79,277	$61,755	$99,052	$281,882
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$5,823	$4,158	$7,193	$(3,928)	$13,246
Net Income Attributable to Common Stockholders	$35,975	$75,119	$54,562	$102,980	$268,636
Net Income Per Share of Common Stock
Basic	$0.25	$0.37	$0.24	$0.45	$1.34
Diluted	$0.25	$0.37	$0.24	$0.45	$1.32
Weighted Average Number of Shares of Common Stock Outstanding
Basic	141,434,905	200,910,040	230,455,568	230,459,000	200,739,809
Diluted	144,911,309	205,169,099	231,215,235	230,698,961	202,907,605
Dividends Declared per Share of Common Stock	$0.38	$0.45	$0.46	$0.46	$1.75

(A)	Earnings from investments in equity method investees is included in other income.

(B)	New Residential completed significant transactions in the fourth quarter of 2016, as described in Notes 5, 8 and 9, as well as certain financings included in Note 11.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financing Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2016 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors,” “Executive Officers” and “Security Ownership of Management and Certain Beneficial Owners-Section 16(a) of Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive and Manager Compensation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

See also “Nonqualified Stock Option and Incentive Award Plan” in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Item 13. Certain Relationships and Related Transactions, Director Independence.

The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement under the headings “Proposal No. 1 Election of Directors” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to our Definitive Proxy Statement under the heading “Proposal No. 2 Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits; Financial Statement Schedules.

(a) and (c) Financial statements and schedules:
See “Financial Statements and Supplementary Data.”
(b) Exhibits filed with this Form 10-K:

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

3.1
Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to Exhibit 3.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

4.1
Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.18 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.2
Amendment No. 1, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

Exhibit Number	Exhibit Description
4.3
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.19 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.4
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.20 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.5
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.21 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.6
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.7
Amendment No. 2, dated as of March 22, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 24, 2016)

4.8
Amendment No. 3, dated as of May 9, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 13, 2016)

4.9
Amendment No. 4, dated as of May 27, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed June 3, 2016)

4.10
Amendment No. 5, dated as of December 15, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.11
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.12
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.24 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.13
Series 2016-T1 Indenture Supplement, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

Exhibit Number	Exhibit Description
4.14
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.15
Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.16
Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.17
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

10.1
Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3
New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6
Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7
Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8
Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9
Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11
Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

Exhibit Number	Exhibit Description
10.13
Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15
Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17
Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19
Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25
Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27
Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28
Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29
Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Exhibit Number	Exhibit Description
10.30
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31
Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36
Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37
Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39
Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40
Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of New Residential Investment Corp.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

Exhibit Number	Exhibit Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Furnished electronically herewith.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chairman of the Board

February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 21, 2017		February 21, 2017

By:	/s/ Kevin J. Finnerty	By:	/s/ Jonathan R. Brown
Kevin J. Finnerty		Jonathan R. Brown
Director		Chief Accounting Officer
February 21, 2017		(Principal Accounting Officer)
February 21, 2017

By:	/s/ Douglas L. Jacobs
Douglas L. Jacobs
Director
February 21, 2017

By:	/s/ Robert J. McGinnis
Robert J. McGinnis
Director
February 21, 2017

By:	/s/ David Saltzman
David Saltzman
Director
February 21, 2017

By:	/s/ Andrew Sloves
Andrew Sloves
Director
February 21, 2017

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director
February 21, 2017

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

2.1
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

3.1
Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to Exhibit 3.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

4.1
Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.18 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.2
Amendment No. 1, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

4.3
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.19 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.4
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.20 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

Exhibit Number	Exhibit Description
4.5
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.21 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.6
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.7
Amendment No. 2, dated as of March 22, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 24, 2016)

4.8
Amendment No. 3, dated as of May 9, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 13, 2016)

4.9
Amendment No. 4, dated as of May 27, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed June 3, 2016)

4.10
Amendment No. 5, dated as of December 15, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.11
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.12
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.24 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.13
Series 2016-T1 Indenture Supplement, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

4.14
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.15
Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

Exhibit Number	Exhibit Description
4.16
Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.17
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

10.1
Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3
New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6
Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7
Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8
Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9
Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11
Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13
Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15
Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

Exhibit Number	Exhibit Description
10.16
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17
Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19
Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25
Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27
Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28
Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29
Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31
Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Exhibit Number	Exhibit Description
10.33
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36
Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37
Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39
Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40
Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of New Residential Investment Corp.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Furnished electronically herewith.

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