Form 10-Q
period 2017-03-31
New Residential Investment Corp.
filed 2017-05-04
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 307,334,117 shares outstanding as of April 26, 2017.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,369,341	$1,399,455
Excess mortgage servicing rights, equity method investees, at fair value	185,870	194,788
Mortgage servicing rights, at fair value	1,694,792	659,483
Servicer advances, at fair value(A)	5,037,172	5,706,593
Real estate securities, available-for-sale	5,938,743	5,073,858
Residential mortgage loans, held-for-investment	182,939	190,761
Residential mortgage loans, held-for-sale	1,058,184	696,665
Real estate owned	79,331	59,591
Consumer loans, held-for-investment(A)	1,679,818	1,799,486
Cash and cash equivalents(A)	236,557	290,602
Restricted cash	158,373	163,095
Trades receivable	1,857,537	1,687,788
Deferred tax asset, net	147,866	151,284
Other assets	403,464	326,080
	$20,029,987	$18,399,529

Liabilities and Equity

Liabilities
Repurchase agreements	$6,277,636	$5,190,631
Notes and bonds payable(A)	7,557,578	7,990,605
Trades payable	1,446,276	1,381,968
Due to affiliates	23,119	47,348
Dividends payable	147,520	115,356
Accrued expenses and other liabilities	276,098	205,444
	15,728,227	14,931,352

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 307,334,117 and 250,773,117 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,073	2,507
Additional paid-in capital	3,755,561	2,920,730
Retained earnings	184,358	210,500
Accumulated other comprehensive income (loss)	159,120	126,363
Total New Residential stockholders’ equity	4,102,112	3,260,100
Noncontrolling interests in equity of consolidated subsidiaries	199,648	208,077
Total Equity	4,301,760	3,468,177
	$20,029,987	$18,399,529

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income	$292,538	$190,036
Interest expense	98,229	81,228
Net Interest Income	194,309	108,808

Impairment
Other-than-temporary impairment (OTTI) on securities	2,112	3,254
Valuation and loss provision on loans and real estate owned	17,910	6,745
	20,022	9,999

Net interest income after impairment	174,287	98,809
Servicing revenue, net	40,602	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	821	7,926
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(244)	3,022
Change in fair value of investments in servicer advances	2,559	(31,224)
Gain on consumer loans investment	—	9,943
Gain on remeasurement of consumer loans investment	—	71,250
Gain (loss) on settlement of investments, net	(13,674)	(12,246)
Other income (loss), net	6,844	(16,749)
	(3,694)	31,922

Operating Expenses
General and administrative expenses	11,827	12,081
Management fee to affiliate	13,074	10,008
Incentive compensation to affiliate	12,460	1,196
Loan servicing expense	13,376	1,731
Subservicing expense	17,704	—
	68,441	25,016

Income Before Income Taxes	142,754	105,715
Income tax expense (benefit)	5,596	(10,223)
Net Income	$137,158	$115,938
Noncontrolling Interests in Income of Consolidated Subsidiaries	$15,780	$4,202
Net Income Attributable to Common Stockholders	$121,378	$111,736

Net Income Per Share of Common Stock
Basic	$0.42	$0.48
Diluted	$0.42	$0.48

Weighted Average Number of Shares of Common Stock Outstanding
Basic	286,600,324	230,471,202
Diluted	288,241,188	230,538,712

Dividends Declared per Share of Common Stock	$0.48	$0.46

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Comprehensive income (loss), net of tax
Net income	$137,158	$115,938
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	31,638	(19,969)
Reclassification of net realized (gain) loss on securities into earnings	1,119	3,121
	32,757	(16,848)
Total comprehensive income	$169,915	$99,090
Comprehensive income attributable to noncontrolling interests	$15,780	$4,202
Comprehensive income attributable to common stockholders	$154,135	$94,888

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	250,773,117	$2,507	$2,920,730	$210,500	$126,363	$3,260,100	$208,077	$3,468,177
Dividends declared	—	—	—	(147,520)	—	(147,520)	—	(147,520)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(24,209)	(24,209)
Issuance of common stock	56,545,787	566	833,963	—	—	834,529	—	834,529
Other dilution	—	—	625	—	—	625	—	625
Director share grants	15,213	—	243	—	—	243	—	243
Comprehensive income (loss)
Net income (loss)	—	—	—	121,378	—	121,378	15,780	137,158
Net unrealized gain (loss) on securities	—	—	—	—	31,638	31,638	—	31,638
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	1,119	1,119	—	1,119
Total comprehensive income (loss)						154,135	15,780	169,915
Equity - March 31, 2017	307,334,117	$3,073	$3,755,561	$184,358	$159,120	$4,102,112	$199,648	$4,301,760

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$137,158	$115,938
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(821)	(7,926)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	244	(3,022)
Change in fair value of investments in servicer advances	(2,559)	31,224
(Gain) / loss on remeasurement of consumer loans investment	—	(71,250)
(Gain) / loss on settlement of investments (net)	13,674	12,246
Unrealized (gain) / loss on derivative instruments	(4,326)	24,557
Unrealized (gain) / loss on other ABS	(758)	(268)
(Gain) / loss on transfer of loans to REO	(6,634)	(2,483)
(Gain) / loss on transfer of loans to other assets	(212)	(517)
(Gain) / loss on Excess MSR recapture agreements	(627)	(732)
Accretion and other amortization	(192,424)	(153,670)
Other-than-temporary impairment	2,112	3,254
Valuation and loss provision on loans and real estate owned	17,910	6,745
Non-cash portions of servicing revenue, net	27,055	—
Non-cash directors’ compensation	243	—
Deferred tax provision	3,418	(10,681)
Changes in:
Other assets	6,906	18,897
Servicing advance receivables	9,233	—
Due to affiliates	(24,229)	(17,938)
Accrued expenses and other liabilities	(33,337)	15,872
Other operating cash flows:
Interest received from excess mortgage servicing rights	21,413	43,990
Interest received from servicer advance investments	52,124	50,229
Interest received from Non-Agency RMBS	40,801	29,449
Interest received from residential mortgage loans, held-for-investment	3,762	437
Interest received from PCD consumer loans, held-for-investment	14,824	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	5,805	9,754
Purchases of residential mortgage loans, held-for-sale	(1,223,734)	(173,270)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	739,640	231,390
Principal repayments from purchased residential mortgage loans, held-for-sale	14,497	18,186
Net cash provided by (used in) operating activities	(378,842)	170,411

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	—	(2,022)
SpringCastle Transaction, net of cash acquired	—	(49,943)
Restricted cash acquired from SpringCastle transaction	—	74,604
Purchase of servicer advance investments	(3,302,794)	(3,844,638)
Purchase of MSRs and Servicer Advances	(1,003,650)	—
Purchase of Agency RMBS	(1,867,168)	(1,684,194)
Purchase of Non-Agency RMBS	(850,046)	(314,547)
Purchase of residential mortgage loans	—	(319)
Purchase of derivatives	—	(1,355)
Purchase of real estate owned and other assets	(9,730)	(9,196)
Purchase of consumer loans	—	—
Purchase of investment in consumer loans, equity method investees	(41,314)	—
Draws on revolving consumer loans	(12,877)	—
Payments for settlement of derivatives	(15,732)	(33,553)
Return of investments in excess mortgage servicing rights	41,566	42,149
Return of investments in excess mortgage servicing rights, equity method investees	2,869	588
Principal repayments from servicer advance investments	3,998,693	4,267,612
Principal repayments from Agency RMBS	18,779	18,426
Principal repayments from Non-Agency RMBS	159,247	48,014
Principal repayments from residential mortgage loans	4,481	8,754
Proceeds from sale of residential mortgage loans	—	—
Principal repayments from consumer loans	110,200	—
Proceeds from sale of Agency RMBS	1,682,689	1,727,673
Proceeds from sale of Non-Agency RMBS	28,339	38,471
Proceeds from settlement of derivatives	24,570	1,837
Proceeds from sale of real estate owned	17,999	8,142
Net cash provided by (used in) investing activities	(1,013,879)	296,503

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Financing Activities
Repayments of repurchase agreements	(8,788,534)	(5,062,857)
Margin deposits under repurchase agreements and derivatives	(285,881)	(106,952)
Repayments of notes and bonds payable	(2,653,967)	(1,894,548)
Payment of deferred financing fees	(4,494)	(5,555)
Common stock dividends paid	(115,356)	(106,017)
Borrowings under repurchase agreements	9,874,154	4,993,318
Return of margin deposits under repurchase agreements and derivatives	276,805	98,138
Borrowings under notes and bonds payable	2,220,907	1,713,002
Issuance of common stock	835,465	—
Costs related to issuance of common stock	(936)	—
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(24,209)	(11,095)
Purchase of Noncontrolling Interest in the Buyer	—	—
Net cash provided by (used in) financing activities	1,333,954	(382,566)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(58,767)	84,348

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	453,697	344,638

Cash, Cash Equivalents, and Restricted Cash, End of Period	$394,930	$428,986

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$94,494	$75,690
Cash paid during the period for income taxes	3	265

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$147,520	$106,017
Purchase of Agency and Non-Agency RMBS, settled after quarter end	1,446,276	1,431,003
Sale of investments, primarily Agency RMBS, settled after quarter end	1,857,537	1,509,016
Transfer from residential mortgage loans to real estate owned and other assets	43,763	36,485
Non-cash distributions from Consumer Loan Companies	—	25
Non-cash contingent consideration	—	5,581
MSR purchase price holdback	60,001	—
Real estate securities retained from loan securitizations	81,888	36,902
Remeasurement of Consumer Loan Companies noncontrolling interest	—	110,438

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential”) is a Delaware corporation that was formed as a limited liability company in September 2011 for the purpose of making real estate related investments and commenced operations on December 8, 2011. On December 20, 2012, New Residential was converted to a corporation. Drive Shack Inc. (“Drive Shack”), formerly Newcastle Investment Corp., was the sole stockholder of New Residential until the spin-off, which was completed on May 15, 2013. Following the spin-off, New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.”

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

As of March 31, 2017, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in mortgage servicing rights (“MSRs”), (iii) investments in Servicer Advances (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2017. In addition, Fortress, through its affiliates, held options relating to approximately 16.3 million shares of New Residential’s common stock as of March 31, 2017.

Interim Financial Statements

The accompanying condensed consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2016 and notes thereto included in New Residential’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2016.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies will be required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for New Residential in the first quarter of 2018. Early adoption is only permitted after December 31, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. New Residential has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC No. 606. For income from servicing residential mortgage loans, New Residential considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC No. 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC No. 606 contains a scope exception for contracts that fall under ASC No. 860. As a result, New Residential does not expect the adoption of ASU No. 2014-09 to have a material impact on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for New Residential in the first quarter of 2018. Early adoption is generally not permitted. An entity should apply ASU No. 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential does not expect the adoption of ASU No. 2016-01 to have a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU No. 2016-13 is effective for New Residential in the first quarter of 2020. Early adoption is permitted beginning in 2019. An entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on the treatment of certain transactions within the statement of cash flows. ASU No. 2016-15 is effective for New Residential in the first quarter of 2018. Early adoption is permitted. New Residential adopted ASU No. 2016-15 in the third quarter of 2016 and it did not have an impact on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. The standard requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 is effective for New Residential in the first quarter of 2018. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued. New Residential does not expect the adoption of ASU No. 2016-16 to have a material impact on its condensed consolidated financial statements.

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
March 31, 2017
(dollars in tables in thousands, except share data)

is permitted. New Residential adopted ASU No. 2016-18 in the fourth quarter of 2016 and has included changes in restricted cash in its statements of cash flows for all periods presented.

2. OTHER INCOME, ASSETS AND LIABILITIES

Other income (loss), net, is comprised of the following:

	Three Months Ended March 31,
	2017	2016
Unrealized gain (loss) on derivative instruments	$4,326	$(24,557)
Unrealized gain (loss) on other ABS	758	268
Gain (loss) on transfer of loans to REO	6,634	2,483
Gain (loss) on transfer of loans to other assets	212	517
Gain on Excess MSR recapture agreements	627	732
Other income (loss)	(5,713)	3,808
	$6,844	$(16,749)

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended March 31,
	2017	2016
Gain (loss) on sale of real estate securities, net	$993	$16,133
Gain (loss) on sale of residential mortgage loans, net	2,565	2,277
Gain (loss) on settlement of derivatives	(11,836)	(30,379)
Gain (loss) on liquidated residential mortgage loans	(2,216)	(275)
Gain (loss) on sale of REO	(2,610)	151
Other gains (losses)	(570)	(153)
	$(13,674)	$(12,246)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Margin receivable, net	$64,557	$55,481	Interest payable	$22,821	$23,108
Other receivables	9,986	16,350	Accounts payable	40,651	31,299
Principal and interest receivable	54,776	52,738	Derivative liabilities (Note 10)	16,685	3,021
Receivable from government agency	48,356	54,706	Current taxes payable	4,517	2,314
Call rights	337	337	Due to servicers	63,977	77,148
Derivative assets (Note 10)	4,159	6,762	MSR purchase price holdback	120,437	60,436
Servicing fee receivables	21,621	7,405	Other liabilities	7,010	8,118
Ginnie Mae EBO servicer advance receivable, net	13,184	14,829		$276,098	$205,444
Due from servicers	23,064	22,134
Servicer advances receivable, net(A)	104,764	81,582
Investment in consumer loans, equity method investees	41,314	—
Prepaid expenses	9,257	9,487
Other assets	8,089	4,269
	$403,464	$326,080

(A)	Represents Servicer Advances due to New Residential’s licensed servicer subsidiary, New Residential Mortgage LLC (Note 5).

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Three Months Ended March 31,
	2017	2016
Accretion of servicer advance interest income	$76,043	$78,637
Accretion of excess mortgage servicing rights income	31,418	42,968
Accretion of net discount on securities and loans(A)	88,984	37,128
Amortization of deferred financing costs	(3,574)	(4,785)
Amortization of discount on notes and bonds payable	(447)	(278)
	$192,424	$153,670

(A)	Includes accretion of the accretable yield on PCD loans.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2017
Interest income	$31,418	$25	$76,704	$93,808	$17,993	$72,406	$184	$292,538
Interest expense	10,072	987	43,876	20,881	7,540	14,873	—	98,229
Net interest income (expense)	21,346	(962)	32,828	72,927	10,453	57,533	184	194,309
Impairment	—	—	—	2,112	(2,018)	19,928	—	20,022
Servicing revenue, net	—	40,602	—	—	—	—	—	40,602
Other income (loss)	1,204	213	1,801	(5,596)	(1,336)	20	—	(3,694)
Operating expenses	86	19,723	824	331	5,853	11,438	30,186	68,441
Income (Loss) Before Income Taxes	22,464	20,130	33,805	64,888	5,282	26,187	(30,002)	142,754
Income tax expense (benefit)	—	(1,279)	9,192	—	(2,317)	—	—	5,596
Net Income (Loss)	$22,464	$21,409	$24,613	$64,888	$7,599	$26,187	$(30,002)	$137,158
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$5,820	$—	$—	$9,960	$—	$15,780
Net income (loss) attributable to common stockholders	$22,464	$21,409	$18,793	$64,888	$7,599	$16,227	$(30,002)	$121,378

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
March 31, 2017
Investments	$1,555,211	$1,694,792	$5,137,320	$5,838,595	$1,320,454	$1,679,818	$—	$17,226,190
Cash and cash equivalents	819	116,402	88,266	1,176	6,392	13,706	9,796	236,557
Restricted cash	16,664	4,166	73,772	—	—	63,771	—	158,373
Other assets	2,417	115,686	168,098	1,921,221	99,100	87,072	15,273	2,408,867
Total assets	$1,575,111	$1,931,046	$5,467,456	$7,760,992	$1,425,946	$1,844,367	$25,069	$20,029,987
Debt	$804,835	$341,896	$5,013,133	$4,974,549	$1,059,165	$1,641,636	$—	$13,835,214
Other liabilities	2,311	187,112	21,392	1,474,360	25,514	7,054	175,270	1,893,013
Total liabilities	807,146	529,008	5,034,525	6,448,909	1,084,679	1,648,690	175,270	15,728,227
Total equity	767,965	1,402,038	432,931	1,312,083	341,267	195,677	(150,201)	4,301,760
Noncontrolling interests in equity of consolidated subsidiaries	—	—	164,702	—	—	34,946	—	199,648
Total New Residential stockholders’ equity	$767,965	$1,402,038	$268,229	$1,312,083	$341,267	$160,731	$(150,201)	$4,102,112
Investments in equity method investees	$185,870	$—	$—	$—	$—	$41,314	$—	$227,184

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2016
Interest income	$42,968	$80,967	$45,913	$19,493	$1	$694	$190,036
Interest expense	2,934	63,075	7,484	7,390	345	—	81,228
Net interest income (expense)	40,034	17,892	38,429	12,103	(344)	694	108,808
Impairment	—	—	3,254	6,745	—	—	9,999
Servicing revenue, net	—	—	—	—	—	—	—
Other income (loss)	11,693	(27,391)	(36,461)	2,873	81,193	15	31,922
Operating expenses	232	994	461	4,334	1,604	17,391	25,016
Income (Loss) Before Income Taxes	51,495	(10,493)	(1,747)	3,897	79,245	(16,682)	105,715
Income tax expense (benefit)	—	(10,002)	—	(221)	—	—	(10,223)
Net Income (Loss)	$51,495	$(491)	$(1,747)	$4,118	$79,245	$(16,682)	$115,938
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$4,202	$—	$—	$—	$—	$4,202
Net income (loss) attributable to common stockholders	$51,495	$(4,693)	$(1,747)	$4,118	$79,245	$(16,682)	$111,736

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2016	$611,293	$3,935	$784,227	$1,399,455
Purchases	—	—	—	—
Interest income	13,120	(123)	18,420	31,417
Other income	627	—	—	627
Proceeds from repayments	(31,745)	(231)	(31,003)	(62,979)
Change in fair value	4,582	115	(3,876)	821
Balance as of March 31, 2017	$597,877	$3,696	$767,768	$1,369,341

(A)	Specialized Loan Servicing LLC (“SLS”).

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	March 31, 2017							December 31, 2016
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$75,664,398	32.5% - 66.7% (53.2%)	0.0% - 40.0%	20.0% - 35.0%	6.0	$287,439	$318,612	$330,323
Recapture Agreements	—	32.5% - 66.7% (53.2%)	0.0% - 40.0%	20.0% - 35.0%	12.6	23,123	50,844	51,434
	75,664,398				6.5	310,562	369,456	381,757

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$74,698,518	33.3% - 100.0% (59.2%)	0.0% - 50.0%	0.0% - 33.3%	5.4	$177,885	$213,357	$219,980
Recapture Agreements	—	33.3% - 100.0% (59.2%)	0.0% - 50.0%	0.0% - 33.3%	12.4	10,381	18,760	13,491
Ocwen Serviced Pools	116,902,804	100.0%	—%	—%	6.5	728,831	767,768	784,227
	191,601,322				6.4	917,097	999,885	1,017,698
Total	$267,265,720				6.4	$1,227,659	$1,369,341	$1,399,455

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)	New Residential also invested in related Servicer Advances, including the basic fee component of the related MSR as of March 31, 2017 (Note 6) on $177.9 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended March 31,
	2017	2016
Original and Recaptured Pools	$(7,248)	$5,697
Recapture Agreements	8,069	2,229
	$821	$7,926

As of March 31, 2017, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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
March 31, 2017
(dollars in tables in thousands, except share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	March 31, 2017	December 31, 2016
Excess MSR assets	$353,746	$372,391
Other assets	17,994	17,184
Other liabilities	—	—
Equity	$371,740	$389,575
New Residential’s investment	$185,870	$194,788

New Residential’s ownership	50.0%	50.0%

	Three Months Ended March 31,
	2017	2016
Interest income	$4,182	$8,081
Other income (loss)	(4,646)	(2,014)
Expenses	(25)	(23)
Net income	$(489)	$6,044

New Residential’s investments in equity method investees changed during the three months ended March 31, 2017 as follows:

Balance at December 31, 2016	$194,788
Contributions to equity method investees	—
Transfers to direct ownership	—
Distributions of earnings from equity method investees	(5,805)
Distributions of capital from equity method investees	(2,869)
Change in fair value of investments in equity method investees	(244)
Balance at March 31, 2017	$185,870

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	March 31, 2017
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$58,610,831	66.7%	50.0%	$236,888	$298,235	5.8
Recapture Agreements	—	66.7%	50.0%	27,525	55,511	12.5
Total	$58,610,831			$264,413	$353,746	6.5

(A)	The remaining interests are held by Nationstar.

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
March 31, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments:

	Aggregate Direct and Equity Method Investees
	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2017	December 31, 2016
California	24.0%	24.1%
Florida	8.6%	8.6%
New York	8.0%	7.9%
Texas	4.6%	4.6%
New Jersey	4.2%	4.2%
Maryland	3.7%	3.7%
Illinois	3.5%	3.5%
Virginia	3.1%	3.1%
Georgia	3.1%	3.1%
Massachusetts	2.7%	2.7%
Washington	2.6%	2.6%
Arizona	2.5%	2.5%
Other U.S.	29.4%	29.4%
	100.0%	100.0%

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

See Note 11 regarding the financing of Excess MSRs.

5. INVESTMENTS IN MORTGAGE SERVICING RIGHTS

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the Federal Housing Administration (“FHA”) to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. As of March 31, 2017, NRM is in compliance with such policies and guidelines, as well as with other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Consolidated Statements of Income. As of March 31, 2017, these subservicers include Ditech, Nationstar, Citi, and FirstKey, which subservice 38.6%, 10.2%, 49.5%, and 1.6% of the underlying UPB of the related mortgages, respectively.

New Residential has entered into a “recapture agreement” with respect to each of its MSR investments subserviced by Ditech (defined below). Under the recapture agreement, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech of a loan in the original portfolio.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

PHH Transaction

On December 28, 2016, NRM entered into an agreement with PHH Mortgage Corporation and its subsidiaries (“PHH”) to purchase the MSRs and related Servicer Advances with respect to approximately $67.0 billion in total UPB of seasoned Agency and private-label residential mortgage loans for a purchase price of approximately $520.0 million and $252.0 million, respectively, which is expected to close beginning in the second quarter of 2017, subject to GSE and other regulatory approvals, various consents and approvals from third-parties, and other customary closing conditions. Concurrently with the purchase agreement, NRM entered into a subservicing agreement with PHH, pursuant to which PHH Mortgage, a wholly owned subsidiary of PHH, will subservice the residential mortgage loans underlying the MSRs acquired by NRM.

Walter Flows MSRs

On August 8, 2016, NRM entered into a flow and bulk agreement for the purchase and sale of mortgage servicing rights (the “Walter Purchase Agreement”) with Ditech Financial LLC (“Ditech”), a subsidiary of Walter Investment Management Corp. During the three months ended March 31, 2017, pursuant to the Walter Purchase Agreement, NRM purchased Walter Flow MSRs with respect to certain Fannie Mae residential mortgage loans with a total UPB of $1.3 billion for a purchase price of approximately $11.1 million. Ditech will subservice the related residential mortgage loans.

Citi Transaction

On January 27, 2017, NRM entered into an agreement with CitiMortgage, Inc. (“Citi”) to purchase the MSRs and related Servicer Advances (the “Citi Purchase Agreement”) with respect to a pool of seasoned Fannie Mae and Freddie Mac residential mortgage loans with approximately $92.5 billion in total UPB for a purchase price of approximately $906.0 million, with a purchase price holdback of approximately $45.3 million. The purchase of the MSRs settled in March 2017, with the purchase of the related advances to follow at the time of the operational servicing transfers from Citi to Nationstar. NRM also entered into an agreement pursuant to which Nationstar will subservice the portfolio on behalf of NRM. The transfer of subservicing to Nationstar began in April 2017, and Citi has agreed to continue to subservice the remainder of the portfolio on an interim basis.

United Shore Transaction

On January 31, 2017, NRM entered into an agreement with United Shore Financial Services, LLC (“United Shore”) to purchase the MSRs and related Servicer Advances with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $9.8 billion in total UPB for a purchase price of approximately $94.8 million, with a purchase price holdback of approximately $9.5 million. The purchase settled in February 2017, and subservicing transferred to Nationstar during March and April 2017.

RCS Transaction

On February 17, 2017, NRM entered into an agreement with Residential Credit Solutions, Inc. (“RCS”) to purchase the MSRs and related Servicer Advances with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $5.2 billion in total UPB for a purchase price of approximately $48.6 million and $1.3 million, respectively, with a purchase price holdback of approximately $4.9 million. The purchase included multiple settlement dates in February and March 2017. Ditech will subservice the related residential mortgage loans.

Subservicing Agreements

On January 27, 2017, NRM entered into agreements pursuant to which Nationstar will subservice certain MSR portfolios on behalf of NRM, subject to GSE and other regulatory approvals. In March 2017, subservicing duties for a portion of the residential mortgage loans related to the FirstKey Transaction have been transferred to Nationstar from FirstKey.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

Three Months Ended March 31, 2017
Servicing fee revenue	$65,469
Ancillary and other fees	2,188
Servicing fee revenue and fees	67,657
Amortization of servicing rights	(26,296)
Change in valuation inputs and assumptions	(759)
Servicing revenue, net	$40,602

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2016	$659,483
Purchases	1,062,364
Amortization of servicing rights(A)	(26,296)
Change in valuation inputs and assumptions	(759)
Balance as of March 31, 2017	$1,694,792

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

The following is a summary of New Residential’s investments in MSRs as of March 31, 2017:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Mortgage Servicing Rights	$185,291,769	6.8	$1,591,872	$1,694,792

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of March 31, 2017, a weighted average discount rate of 11.5% was used to value New Residential’s investments in MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2017	December 31, 2016
California	21.3%	20.5%
Texas	6.0%	6.3%
Florida	5.9%	7.3%
New York	5.8%	2.8%
Illinois	4.4%	4.1%
New Jersey	4.4%	4.5%
Massachusetts	4.1%	4.1%
Michigan	4.0%	3.1%
Georgia	3.1%	2.7%
Pennsylvania	3.0%	2.9%
Other U.S.	38.0%	41.7%
	100.0%	100.0%

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

See Note 11 regarding the financing of MSRs.

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, purchased the outstanding Servicer Advances related to a portfolio of residential mortgage loans that is serviced by Nationstar and is a subset of the same portfolio of loans in which New Residential has invested in a portion of the Excess MSRs (Note 4), including the basic fee component of the related MSRs. A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 45.8% interest in the Buyer as of March 31, 2017. As of March 31, 2017, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2017, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $294.0 million and $236.4 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased Servicer Advances from Nationstar, is required to purchase all future Servicer Advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of March 31, 2017 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
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

In April 2015, New Residential acquired Servicer Advances and Excess MSRs in connection with the HLSS Acquisition. Ocwen services the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of March 31, 2017 is equal to 6.3 basis points times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target.

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

The following is a summary of the investments made by New Residential in Servicer Advances, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2017
Servicer Advances(C)	$5,015,655	$5,037,172	5.6%	5.6%	4.9
As of December 31, 2016
Servicer Advances(C)	$5,687,635	$5,706,593	5.6%	5.5%	4.6

(A)	Carrying value represents the fair value of the investments in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes asset-backed securities collateralized by Servicer Advances, which have aggregate face amounts of $100.0 million and $100.0 million and aggregate carrying values of $100.1 million and $100.1 million as of March 31, 2017 and December 31, 2016, respectively. See Note 7 for details related to these securities.

	Three Months Ended March 31,
	2017	2016
Changes in Fair Value Recorded in Other Income	$2,559	$(31,224)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

The following is additional information regarding the Servicer Advances and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
March 31, 2017
Servicer Advances(D)	$177,919,442	$5,078,268	2.9%	$4,858,413	93.5%	92.4%	3.3%	2.9%
December 31, 2016
Servicer Advances(D)	$186,362,657	$5,617,759	3.0%	$5,560,412	94.5%	93.4%	3.2%	2.8%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) on which New Residential receives financing. If New Residential were to include these DSF in the Servicer Advance balance, gross and net LTV as of March 31, 2017 would be 88.4% and 87.3%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $100.7 million from the outstanding Servicer Advances debt. If New Residential were to sell these bonds, gross and net LTV as of March 31, 2017 would be 95.4% and 94.3%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investments in Servicer Advances:

	March 31, 2017	December 31, 2016
Principal and interest advances	$1,281,528	$1,489,929
Escrow advances (taxes and insurance advances)	2,345,717	2,613,050
Foreclosure advances	1,451,023	1,514,780
Total	$5,078,268	$5,617,759

Interest income recognized by New Residential related to its investments in Servicer Advances was comprised of the following:

	Three Months Ended March 31,
	2017	2016
Interest income, gross of amounts attributable to servicer compensation	$73,856	$227,288
Amounts attributable to base servicer compensation	(4,147)	(29,509)
Amounts attributable to incentive servicer compensation	6,334	(119,142)
Interest income from investments in Servicer Advances	$76,043	$78,637

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	March 31, 2017	December 31, 2016
Assets
Servicer Advance investments, at fair value	$1,457,785	$1,731,633
Cash and cash equivalents	34,935	37,854
All other assets	19,306	19,799
Total assets(A)	$1,512,026	$1,789,286
Liabilities
Notes and bonds payable	$1,203,655	$1,464,851
All other liabilities	4,536	5,187
Total liabilities(A)	$1,208,191	$1,470,038

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	March 31, 2017	December 31, 2016
Total Advance Purchaser LLC equity	$303,835	$319,248
Others’ ownership interest	54.2%	54.2%
Others’ interest in equity of consolidated subsidiary	$164,702	$173,057

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended March 31,
	2017	2016
Net Advance Purchaser LLC income	$10,736	$7,575
Others’ ownership interest as a percent of total(A)	54.2%	55.5%
Others’ interest in net income of consolidated subsidiaries	$5,820	$4,202

(A)	As a result, New Residential owned 45.8% and 44.5% of the Buyer, on average during the three months ended March 31, 2017 and 2016, respectively.

See Note 11 regarding the financing of Servicer Advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
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

Activities related to New Residential’s investments in real estate securities were as follows:

	Three Months Ended March 31, 2017
	(in millions)
	Agency	Non Agency
Purchases
Face	$1,808.1	$2,121.5
Purchase Price	$1,851.4	$1,012.5

Sales
Face	$1,811.6	$35.0
Amortized Cost	$1,856.2	$23.1
Sale Price	$1,851.9	$28.3
Gain (Loss) on Sale	$(4.3)	$5.2

On March 31, 2017, New Residential sold and purchased $1.8 billion and $1.3 billion face amount of Agency RMBS for $1.9 billion and $1.4 billion, respectively, and purchased $94.0 million face amount of Non-Agency RMBS for $84.0 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

	March 31, 2017											December 31, 2016
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$1,463,668	$1,507,475	$1,012	$(5,323)	$1,503,164	56	AAA	3.49%	2.99%	9.6	N/A	$1,530,298
Non-Agency RMBS(H) (I)	9,052,180	4,272,365	185,188	(21,974)	4,435,579	636	CCC	1.86%	5.75%	7.9	9.4%	3,543,560
Total/ Weighted Average	$10,515,848	$5,779,840	$186,200	$(27,297)	$5,938,743	692	B+	2.27%	5.03%	8.4		$5,073,858

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 204 bonds with a carrying value of $305.4 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $186.0 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities and servicer advance bonds.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $1.3 billion for fixed rate securities and $133.4 million for floating rate securities as of March 31, 2017.

(H)
The total outstanding face amount was $1.2 billion (including $0.7 billion of residual and fair value option notional amount) for fixed rate securities and $7.8 billion (including $2.6 billion of residual and fair value option notional amount) for floating rate securities as of March 31, 2017.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by Servicer Advances and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Servicer Advance Bonds	$100,000	$99,801	$347	$—	$100,148	1	AAA	3.21%	3.11%	0.5	N/A
Corporate Debt	27,500	27,225	653	—	27,878	1	B+	6.55%	6.82%	4.9	N/A
Fair Value Option Securities
Interest-only Securities	2,639,832	142,958	6,662	(7,267)	142,353	33	AA+	1.76%	5.64%	3.4	N/A
Servicing Strips	443,439	5,422	539	(151)	5,810	12	N/A	0.27%	21.95%	6.4	N/A

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2017, New Residential recorded OTTI charges of $2.1 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of March 31, 2017.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$1,481,506	$761,309	$(1,313)	$759,996	$(13,192)	$746,804	183	CCC+	1.62%	5.26%	7.7
12 or More Months	906,464	281,437	(701)	280,736	(14,105)	266,631	47	BBB	2.20%	3.95%	5.9
Total/Weighted Average	$2,387,970	$1,042,746	$(2,014)	$1,040,732	$(27,297)	$1,013,435	230	B	1.78%	4.91%	7.2

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of March 31, 2017.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 78 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 10 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2017
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	284,321	291,456	(2,014)	(7,135)
Non-credit impaired securities	729,114	749,276	—	(20,162)
Total debt securities in an unrealized loss position	$1,013,435	$1,040,732	$(2,014)	$(27,297)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of March 31, 2017.

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

The following table summarizes the activity related to credit losses on debt securities:

Three Months Ended March 31, 2017
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$15,495
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	765
Additions for credit losses on securities for which an OTTI was not previously recognized	1,347
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(350)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$17,257

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	March 31, 2017		December 31, 2016
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$3,323,021	37.2%	$2,757,424	38.3%
Southeastern U.S.	2,027,297	22.7%	1,635,596	22.7%
Northeastern U.S.	1,883,692	21.1%	1,426,519	19.8%
Midwestern U.S.	981,858	11.0%	778,372	10.8%
Southwestern U.S.	681,889	7.7%	557,033	7.7%
Other(B)	26,923	0.3%	47,274	0.7%
	$8,924,680	100.0%	$7,202,218	100.0%

(A)	Excludes $127.5 million and $100.0 million face amount of bonds backed by Servicer Advances and Corporate Debt at March 31, 2017 and December 31, 2016, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the three months ended March 31, 2017, excluding residual and fair value option securities, the face amount of these real estate securities was $931.0 million, with total expected cash flows of $829.5 million and a fair value of $544.2 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
March 31, 2017	$3,769,689	$2,377,966
December 31, 2016	2,951,498	1,871,466

The following is a summary of the changes in accretable yield for these securities:

Three Months Ended March 31, 2017
Balance at December 31, 2016	$1,200,125
Additions	285,249
Accretion	(35,008)
Reclassifications from (to) non-accretable difference	215,818
Disposals	(26,541)
Balance at March 31, 2017	$1,639,643

See Note 11 regarding the financing of real estate securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Sale

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	March 31, 2017									December 31, 2016
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Reverse Mortgage Loans(E) (F)	$—	$—	—	—%	—	—%	—%	—%	N/A	$—
Performing Loans(G)	—	—	—	—%	—	—%	—%	—%	—	—
Purchased Credit Deteriorated Loans(H)	194,655	182,939	1,104	5.5%	2.9	8.3%	74.2%	82.8%	589	190,761
Total Residential Mortgage Loans, held-for-investment	$194,655	$182,939	1,104	5.5%	2.9	8.3%	74.2%	82.8%	589	$190,761

Reverse Mortgage Loans(E) (F)	$21,677	$10,813	64	7.0%	4.7	15.8%	137.3%	73.7%	N/A	$11,468
Performing Loans(G) (I)	481,608	483,106	7,467	4.3%	5.2	8.4%	63.0%	2.6%	660	175,194
Non-Performing Loans(H) (I)	771,338	564,265	4,527	5.7%	3.1	18.5%	100.4%	68.5%	573	510,003
Total Residential Mortgage Loans, held-for-sale	$1,274,623	$1,058,184	12,058	5.2%	3.9	14.6%	86.5%	43.7%	607	$696,665

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.5 million. Approximately 61% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of March 31, 2017, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $36.6 million and $76.7 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2017	December 31, 2016
California	15.3%	10.3%
New York	14.8%	16.7%
Florida	9.8%	11.4%
New Jersey	8.0%	9.6%
Texas	5.0%	3.9%
Maryland	4.2%	4.7%
Illinois	3.6%	4.0%
Massachusetts	3.1%	3.5%
Georgia	2.5%	2.3%
Pennsylvania	2.1%	2.9%
Other U.S.	31.6%	30.7%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans and related assets.

Call Rights

New Residential has executed calls with respect to the following Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. The following table summarizes these transactions (dollars in millions).

		Securities Owned Prior		Assets Acquired				Loans Sold (C)		Retained Bonds		Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	Date of Securitization	UPB	Gain (Loss)	Basis	Type	Loan UPB	Loan Price	REO & Other Price
January 2017	2	$49.3	$43.6	$98.8	$96.7	$7.5	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
February 2017	31	60.9	40.1	882.0	895.5	10.1	March 2017	$773.8	$2.1	$81.9	Various	$105.9	$90.1	$10.8
March 2017	12	—	—	222.4	228.8	0.4	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

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

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. No loans from the December 2016, January 2017 or March 2017 calls had been securitized by March 31, 2017.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2016	$190,761
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(4,305)
Accretion of loan discount and other amortization	4,102
Transfer of loans to real estate owned	(7,619)
Transfer of loans to held-for-sale	—
Balance at March 31, 2017	$182,939

New Residential did not acquire any PCD loans during the three months ended March 31, 2017.

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
March 31, 2017	$194,655	$182,939
December 31, 2016	203,673	190,761

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2016	$23,688
Additions	—
Accretion	(4,102)
Reclassifications from non-accretable difference(A)	623
Disposals(B)	(832)
Transfer of loans to held-for-sale(C)	—
Balance at March 31, 2017	$19,377

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Three Months Ended March 31, 2017
Loans Held-for-Sale
Balance at December 31, 2016	$696,665
Purchases(A)	1,223,734
Transfer of loans from held-for-investment(B)	—
Sales	(818,969)
Transfer of loans to other assets(C)	(7,835)
Transfer of loans to real estate owned	(17,260)
Proceeds from repayments	(20,610)
Valuation (provision) reversal on loans(D)	2,459
Balance at March 31, 2017	$1,058,184

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $1.3 million of provision related to the call transactions executed during the three months ended March 31, 2017.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2016	$59,591
Purchases	9,730
Transfer of loans to real estate owned	31,513
Sales	(20,609)
Valuation provision on REO	(894)
Balance at March 31, 2017	$79,331

As of March 31, 2017, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $457.5 million.

In addition, New Residential has recognized $48.4 million in unpaid claims receivable from FHA on Ginnie Mae early buy-out (“EBO”) loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

9. INVESTMENTS IN CONSUMER LOANS

In April 2013, New Residential completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. New Residential acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, OneMain acquired 47% and funds managed by Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%. OneMain acted as the managing member of the Consumer Loan Companies. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio.

In 2014, the Consumer Loan Companies refinanced the portfolio, resulting in proceeds in excess of the refinanced debt which were distributed to the respective co-investors. This reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain. Subsequent to this refinancing, New Residential discontinued recording its share of the underlying earnings of the Consumer Loan Companies.

Prior to March 31, 2016, New Residential accounted for its investment in the Consumer Loan Companies pursuant to the equity method of accounting because it could exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation were not met. New Residential’s share of earnings and losses in these equity method investees was included in “Earnings from investments in consumer loans, equity method investees” on the Condensed Consolidated Statements of Income. Equity method investments were included in “Investments in consumer loans, equity method investees” on the Condensed Consolidated Balance Sheets.

On March 31, 2016, certain of New Residential’s indirect wholly owned subsidiaries (collectively, the “NRZ SpringCastle Buyers”) entered into a Purchase Agreement (the “SpringCastle Purchase Agreement”) primarily with (i) certain direct or indirect wholly owned subsidiaries of OneMain (the “SpringCastle Sellers”), (ii) BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P. (together, the “Blackstone SpringCastle Buyers,” and the Blackstone SpringCastle Buyers together with the NRZ SpringCastle Buyers, collectively, the “SpringCastle Buyers”). Pursuant to the SpringCastle Purchase Agreement, the SpringCastle Sellers sold their collective 47% limited liability company interests in the Consumer Loan Companies to the SpringCastle Buyers (the “SpringCastle Transaction”).

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

Following the SpringCastle Transaction, New Residential, through the NRZ SpringCastle Buyers, owns 53.5% of the limited liability company interests in the Consumer Loan Companies and the Blackstone SpringCastle Buyers, collectively with their affiliates, own the remaining 46.5% interests in the Consumer Loan Companies. As a result of the SpringCastle Transaction, New Residential obtained a controlling financial interest in, and consolidates, the Consumer Loan Companies.

In 2016, New Residential agreed to purchase newly originated consumer loans from a third party. In the aggregate, as of December 31, 2016, New Residential had purchased $177.4 million UPB of loans for an aggregate purchase price of $176.2 million from this seller. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment.

In February 2017, New Residential completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from a third party over a two year term. New Residential, along with three co-investors, each acquired 25% membership interests in LoanCo. New Residential will account for its investment pursuant to the equity method of accounting because it can exercise significant influence over LoanCo, but the requirements for consolidation are not met. As of March 31, 2017, New Residential has a net investment of $41.3 million recorded within Other Assets (Note 2).

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

•	Loans Held-for-Investment:

◦	Performing Loans

◦	PCD Loans

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2017
Consumer Loan Companies
Performing Loans	$1,197,647	53.5%	$1,244,661	18.7%	4.1	6.2%
Purchased Credit Deteriorated Loans(C)	345,804	53.5%	291,693	16.5%	3.5	13.8%
Other - Performing Loans	146,149	100.0%	143,464	14.2%	1.3	1.8%
Total Consumer Loans, held-for-investment	$1,689,600		$1,679,818	17.9%	3.8	7.4%
December 31, 2016
Consumer Loan Companies
Performing Loans	$1,275,121	53.5%	$1,321,825	18.7%	4.2	6.3%
Purchased Credit Deteriorated Loans(C)	371,261	53.5%	316,532	16.6%	3.6	14.0%
Other - Performing Loans	163,570	100.0%	161,129	14.2%	1.5	0.3%
Total Consumer Loans, held-for-investment	$1,809,952		$1,799,486	17.9%	3.8	7.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments, which are accounted for as PCD loans.

See Note 11 regarding the financing of consumer loans.

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

March 31, 2017
Days Past Due	Delinquency Status(A)
Current	94.7%
30-59	2.1%
60-89	1.1%
90-119(B)	0.7%
120+(B) (C)	1.4%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$1,482,954
Purchases	—
Additional fundings(A)	12,877
Proceeds from repayments	(88,152)
Accretion of loan discount and premium amortization, net	1,406
Gross charge-offs	(20,762)
Additions to the allowance for loan losses, net	(198)
Balance at March 31, 2017	$1,388,125

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2016	$2,441	$997	$3,438
Provision (reversal) for loan losses	18,549	(46)	18,503
Net charge-offs(C)	(18,305)	—	(18,305)
Balance at March 31, 2017	$2,685	$951	$3,636

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of March 31, 2017, there are $6.3 million in UPB and $5.4 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $2.5 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2016	$316,532
Allowance for loan losses(A)	(1,384)
Proceeds from repayments	(34,415)
Accretion of loan discount and other amortization	10,960
Balance at March 31, 2017	$291,693

(A)	Represents the present value of cash flows expected at acquisition that are no longer expected to be collected.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
March 31, 2017	$345,804	$291,691
December 31, 2016	371,261	316,532

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2016	$167,928
Accretion	(10,960)
Reclassifications to non-accretable difference(A)	(4,314)
Balance at March 31, 2017	$152,654

(A)	Represents a probable and significant decrease in cash flows previously expected to be collectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	March 31, 2017	December 31, 2016
Total Consumer Loan Companies equity	$75,153	$75,311
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$34,946	$35,020

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows for the three months ended March 31, 2017:

Net Consumer Loan Companies income (loss)	$21,420
Others’ ownership interest as a percent of total	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$9,960

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
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

As of
March 31, 2017
Assets
Consumer loans, held-for-investment	$1,536,354
Restricted cash	12,898
Accrued interest receivable	22,493
Total assets(A)	$1,571,745
Liabilities
Notes and bonds payable	$1,549,877
Accounts payable and accrued expenses	901
Total liabilities(A)	$1,550,778

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

10. DERIVATIVES

As of March 31, 2017, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of March 31, 2017, New Residential held to-be-announced forward contract positions (“TBAs”) of $3.7 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of March 31, 2017, New Residential separately held TBAs of $1.8 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. $0.6 billion of the long notional amount of Agency RMBS represented TBAs purchased for which the specific securities were not identified as of March 31, 2017 and, as such, the positions were recorded as derivatives within the Accrued Expenses and Other Liabilities line on the balance sheet. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivative assets
Interest Rate Caps	Other assets	$4,159	$4,251
TBAs	Other assets	—	2,511
		$4,159	$6,762
Derivative liabilities
TBAs	Accrued expenses and other liabilities	$9,671	$—
Interest Rate Swaps	Accrued expenses and other liabilities	7,014	3,021
		$16,685	$3,021

The following table summarizes notional amounts related to derivatives:

	March 31, 2017	December 31, 2016
TBAs, short position(A)	$3,686,000	$3,465,500
TBAs, long position(A)	2,361,000	2,125,552
Interest Rate Caps(B)	910,000	1,185,000
Interest Rate Swaps, short positions(C)	5,525,500	3,640,000

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
Caps LIBOR at 0.50% for $550.0 million of notional, at 0.75% for $25.0 million of notional, at 2.00% for $185.0 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of March 31, 2017 was 17 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of March 31, 2017 was 25 months and the weighted average fixed pay rate was 1.51%.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended March 31,
	2017	2016
Other income (loss), net(A)
TBAs	$123	$(5,531)
Interest Rate Caps	573	(951)
Interest Rate Swaps	3,630	(18,075)
	4,326	(24,557)
Gain (loss) on settlement of investments, net
TBAs	(6,801)	(28,171)
Interest Rate Caps	(562)	(1,124)
Interest Rate Swaps	(4,473)	(1,084)
	(11,836)	(30,379)
Total income (losses)	$(7,510)	$(54,936)

(A)	Represents unrealized gains (losses).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	March 31, 2017										December 31, 2016
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,928,567	$1,928,567	Apr-17	0.92%	0.1	$1,944,003	$2,001,088	$1,991,354	0.3	$1,764,760
Non-Agency RMBS (E)	Various	3,301,281	3,301,281	Apr-17 to Aug-17	2.52%	0.1	8,133,518	4,104,083	4,262,611	8.0	2,654,242
Residential Mortgage Loans(F)	Various	961,633	958,925	May-17 to Feb-19	3.34%	0.9	1,385,903	1,244,350	1,230,307	3.7	686,412
Real Estate Owned(G)(H)	Various	89,114	88,863	May-17 to Feb-19	3.51%	0.4	N/A	N/A	123,646	N/A	85,217
Total Repurchase Agreements		6,280,595	6,277,636		2.17%	0.2					5,190,631
Notes and Bonds Payable
Secured Corporate Notes(I)	Various	809,363	804,835	Apr-18 to Sep-19	5.41%	2.0	288,539,501	1,237,711	1,405,960	6.2	729,145
MSRs(J)	Feb-17	290,000	289,473	Feb-18	5.42%	0.9	71,607,199	510,479	591,238	6.9	—
Servicer Advances(K)	Various	4,911,052	4,900,030	Nov-17 to Dec-21	3.31%	2.6	5,135,429	5,076,788	5,098,305	4.8	5,549,872
Residential Mortgage Loans(L)	Oct-15	8,813	8,813	Oct-17	3.63%	0.5	12,077	6,740	6,740	4.7	8,271
Consumer Loans(M) (N)	Various	1,556,177	1,551,863	Sep-19 to Mar-24	3.52%	3.7	1,689,600	1,683,279	1,679,645	3.8	1,700,211
Receivable from government agency(L)	Oct-15	2,564	2,564	Oct-17	3.63%	0.5	N/A	N/A	2,517	N/A	3,106
Total Notes and Bonds Payable		7,577,969	7,557,578		3.66%	2.7					7,990,605
Total/ Weighted Average		$13,858,564	$13,835,214		2.98%	1.6					$13,181,236

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of April 2017 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $10.7 million of associated accrued interest payable as of March 31, 2017.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.9 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $165.3 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $220.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%, $285.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, and a $304.4 million corporate loan which bears interest equal to 5.68%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure these notes, and the $304.4 million corporate loan is also collateralized by the rights to the related basic fee portion of the MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

(J)	This note is secured by Agency MSRs and bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%.

(K)
$4.5 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.4%. Collateral includes Servicer Advances related to the mortgage servicing rights.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $1.2 billion UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024.

(N)	Includes a $115.0 million face amount note collateralized by newly originated consumer loans which bears interest equal to one-month LIBOR plus 3.25%.

As of March 31, 2017, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans Notes and Bonds Payable, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $6.3 billion of repurchase agreements as of March 31, 2017. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2016	$729,145	$—	$5,549,872	$4,419,002	$783,006	$1,700,211	$13,181,236
Repurchase Agreements:
Borrowings	—	—	—	9,518,606	356,835	—	9,875,441
Repayments	—	—	—	(8,707,760)	(80,774)	—	(8,788,534)
Capitalized deferred financing costs, net of amortization	—	—	—	—	98	—	98
Notes and Bonds Payable:
Borrowings	610,000	290,000	1,320,907	—	—	—	2,220,907
Repayments	(534,891)	—	(1,970,298)	—	—	(148,778)	(2,653,967)
Discount on borrowings, net of amortization	—	—	—	—	—	—	—
Capitalized deferred financing costs, net of amortization	581	(527)	(451)	—	—	430	33
Balance at March 31, 2017	$804,835	$289,473	$4,900,030	$5,229,848	$1,059,165	$1,551,863	$13,835,214

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its Servicer Advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of March 31, 2017 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
April 1 through December 31, 2017	$229,588	$6,026,418	$6,256,006
2018	1,034,044	571,996	1,606,040
2019	2,248,705	792,931	3,041,636
2020	376,246	—	376,246
2021	1,137,454	—	1,137,454
2022 and thereafter	1,441,182	—	1,441,182
	$6,467,219	$7,391,345	$13,858,564

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of March 31, 2017:

Debt Obligations / Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Residential Mortgage Loans and REO	$2,420,000	$1,050,747	$1,369,253
Notes and Bonds Payable
Secured Corporate Loan	Excess MSRs	525,000	505,000	20,000
MSRs	MSRs	300,000	290,000	10,000
Servicer Advances(A)	Servicer Advances	5,845,720	4,911,052	934,668
Consumer Loans	Consumer Loans	150,000	114,995	35,005
		$9,240,720	$6,871,794	$2,368,926

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds with a current face amount of $100.7 million.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of March 31, 2017.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

12. FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2017 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$267,265,720	$1,369,341	$—	$—	$1,369,341	$1,369,341
Excess mortgage servicing rights, equity method investees, at fair value(A)	58,610,831	185,870	—	—	185,870	185,870
Mortgage servicing rights, at fair value(A)	185,291,769	1,694,792	—	—	1,694,792	1,694,792
Servicer advances, at fair value	5,078,268	5,037,172	—	—	5,037,172	5,037,172
Real estate securities, available-for-sale	10,515,848	5,938,743	—	1,503,164	4,435,579	5,938,743
Residential mortgage loans, held-for-investment	194,655	182,939	—	—	180,253	180,253
Residential mortgage loans, held-for-sale	1,274,623	1,058,184	—	—	1,078,905	1,078,905
Consumer loans, held-for-investment	1,689,600	1,679,818	—	—	1,694,916	1,694,916
Derivative assets	910,000	4,159	—	4,159	—	4,159
Cash and cash equivalents	236,557	236,557	236,557	—	—	236,557
Restricted cash	158,373	158,373	158,373	—	—	158,373
Other Assets	1,092,007	6,723	—	—	6,723	6,723
		$17,552,671	$394,930	$1,507,323	$15,683,551	$17,585,804
Liabilities
Repurchase agreements	$6,280,595	$6,277,636	$—	$6,280,595	$—	$6,280,595
Notes and bonds payable	7,577,969	7,557,578	—	—	7,556,186	7,556,186
Derivative liabilities	11,572,500	16,685	—	16,685	—	16,685
		$13,851,899	$—	$6,297,280	$7,556,186	$13,853,466

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs	Servicer Advances	Non-Agency RMBS
	Agency	Non-Agency					Total
Balance at December 31, 2016	$381,757	$1,017,698	$194,788	$659,483	$5,706,593	$3,543,560	$11,503,879
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	(2,112)	(2,112)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(832)	1,653	—	—	—	—	821
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	(244)	—	—	—	(244)
Included in servicing revenue, net(E)	—	—	—	(27,055)	—	—	(27,055)
Included in change in fair value of investments in servicer advances	—	—	—	—	2,559	—	2,559
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	5,201	5,201
Included in other income (loss), net(D)	536	91	—	—	—	758	1,385
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	34,806	34,806
Interest income	6,894	24,523	—	—	76,042	72,896	180,355
Purchases, sales and repayments
Purchases	—	—	—	1,062,364	3,302,794	1,012,485	5,377,643
Proceeds from sales	—	—	—	—	—	(28,324)	(28,324)
Proceeds from repayments	(18,899)	(44,080)	(8,674)	—	(4,050,816)	(203,691)	(4,326,160)
Balance at March 31, 2017	$369,456	$999,885	$185,870	$1,694,792	$5,037,172	$4,435,579	$12,722,754

(A)	Includes the recapture agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

(D)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.

(E)	The components of Servicing revenue, net are disclosed in Note 5.

(F)	These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees and MSRs Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of March 31, 2017:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.4%	3.1%	30.6%	21	24
Recaptured Pools	7.2%	4.2%	22.9%	22	25
Recapture Agreement	7.1%	4.1%	25.5%	21	—
	8.7%	3.4%	28.6%	21	24
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	11.8%	N/A	15.0%	15	24
Recaptured Pools	7.7%	N/A	19.8%	22	24
Recapture Agreement	7.6%	N/A	19.7%	20	—
Ocwen Serviced Pools	8.7%	N/A	—%	14	26
	9.3%	N/A	3.6%	14	26
Total/Weighted Average--Excess MSRs Directly Held	9.1%	3.4%	10.3%	16	26

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	11.6%	5.0%	35.0%	19	23
Recaptured Pools	7.4%	4.3%	24.3%	23	24
Recapture Agreement	7.4%	4.5%	24.1%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.7%	4.7%	30.1%	21	23

Total/Weighted Average--Excess MSRs All Pools	9.2%	3.7%	14.4%	17	25

MSRs
Mortgage Servicing Rights(H)	10.3%	0.8%	28.3%	27	22

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)	Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps).

(F)	Weighted average maturity of the underlying residential mortgage loans in the pool.

(G)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

(H)	For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.

As of March 31, 2017, a weighted average discount rate of 9.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of March 31, 2017, a weighted average discount rate of 11.5% was used to value New Residential’s investments in MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advances:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2017	2.1%	9.7%	14.6%	8.2	bps	5.6%	25.8

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount excludes the amounts New Residential pays its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate Securities Valuation

As of March 31, 2017, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,463,668	$1,507,475	$1,503,164	$—	$1,503,164	2
Non-Agency RMBS(C)	9,052,180	4,272,365	4,421,937	13,642	4,435,579	3
Total	$10,515,848	$5,779,840	$5,925,101	$13,642	$5,938,743

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
March 31, 2017
(dollars in tables in thousands, except share data)

and updated at least quarterly by New Residential, and reviewed by its valuation group, which is separate from its investment acquisition and management group, to reflect market developments and actual performance.

For 79.9% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$3,542,483	2.00 % to 32.75%	0.25% to 24%	0.10 % to 10%	5.0 % to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $13.5 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At March 31, 2017, assets measured at fair value on a nonrecurring basis were $0.3 billion. The $0.3 billion of assets include approximately $249.0 million of residential mortgage loans held-for-sale and $59.3 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2017:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Residential Mortgage Loans
Performing Loans	$166,025	3.9%	7.1	9.8%	1.6%	31.8%
Non-Performing Loans	82,989	6.5%	3.1	3.0%	3.0%	30.0%
Total/Weighted Average	$249,014	4.8%	5.8	7.5%		31.2%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2017 was a decrease in the net valuation allowance of approximately

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

$1.6 million, consisting of a reversal of prior valuation allowance of $2.5 million for residential mortgage loans held-for-sale, offset by $0.9 million increased allowance for REO.

Loans for Which Fair Value is Only Disclosed

The following table summarizes the inputs used in valuing certain loans as of March 31, 2017:

	Carrying Value	Fair Value	Valuation and Loss Provision/ (Reversal) In Current Year	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$10,813	$12,112	$—	7.0%	4.7	N/A	N/A	8.6%
Performing Loans	317,081	320,236	—	4.5%	4.1	10.7%	1.0%	36.2%
Non-Performing Loans	664,215	677,797	(3,472)	5.6%	3.0	2.3%	3.0%	30.0%
Total/Weighted Average	$992,109	$1,010,145	$(3,472)	5.3%	3.4			31.7%

Consumer Loans	$1,679,818	$1,694,916	$19,886	9.2%	3.8	15.8%	6.0%	87.7%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

13. EQUITY AND EARNINGS PER SHARE

Equity and Dividends

On January 26, 2017, New Residential’s board of directors declared a first quarter 2017 dividend of $0.48 per common share or $147.5 million, which was paid on April 28, 2017 to stockholders of record as of March 27, 2017.

In February 2017, New Residential issued 56.5 million shares of its common stock in a public offering at a price to the public of $15.00 per share for net proceeds of approximately $834.5 million. One of New Residential’s executive officers participated in this offering and purchased 18,600 shares at the public offering price. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 5.7 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $8.1

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

million as of the grant date. The assumptions used in valuing the options were: a 2.38% risk-free rate, a 10.82% dividend yield, 28.64% volatility and a 10-year term.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2017.

Option Plan

As of March 31, 2017, New Residential’s outstanding options were summarized as follows:

Held by the Manager	16,344,475
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	2,379,713
Issued to the independent directors	6,000
Total	18,730,188

The following table summarizes New Residential’s outstanding options as of March 31, 2017. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended March 31, 2017 was $16.98 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2017	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2017 (millions)
Directors	Various	6,000	6,000	$13.99	$—
Manager(C)	2007	228,000	228,000	29.92	—
Manager(C)	2012	25,000	25,000	7.19	0.2
Manager(C)	2013	835,571	835,571	11.48	4.6
Manager(C)	2014	1,437,500	1,437,500	12.20	6.9
Manager(C)	2015	8,543,539	6,363,811	15.44	9.8
Manager(C)	2016	2,000,000	466,667	14.20	1.3
Manager(C)	2017	5,654,578	188,486	15.00	0.4
Outstanding		18,730,188	9,551,035

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Exercise Prices	Total Unexercised Inception to Date
2007	$29.92	12,255
2014	$12.20	258,750
2015	$15.25 to $15.88	1,708,708
2016	$14.20	400,000
Total		2,379,713

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2016 outstanding options	13,196,610
Options granted	5,654,578	$15.00
Options exercised	—	$—
Options expired unexercised	(121,000)
March 31, 2017 outstanding options	18,730,188	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the three months ended March 31, 2017, based on the treasury stock method, New Residential had 1,640,864 dilutive common stock equivalents outstanding. During the three months ended March 31, 2016, based on the treasury stock method, New Residential had 67,510 dilutive common stock equivalents outstanding.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s investments in Servicer Advances (Note 6) and Consumer Loans (Note 9).

14. COMMITMENTS AND CONTINGENCIES

Litigation – Following the HLSS Acquisition, material potential claims, lawsuits, regulatory inquiries or investigations, and other proceedings, of which New Residential is currently aware, are as follows. New Residential has not accrued losses in connection with these legal contingencies because it does not believe there is a probable and reasonably estimable loss. Furthermore, New Residential cannot reasonably estimate the range of potential loss related to these legal contingencies at this time. However, the ultimate outcome of the proceedings described below may have a material adverse effect on New Residential’s business, financial position or results of operations.

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
March 31, 2017
(dollars in tables in thousands, except share data)

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

A shareholder derivative action asserting some of the same claims made in the Ocwen Derivative Action, including that HLSS and others aided and abetted alleged breaches of fiduciary duties by directors and officers of Ocwen, including Mr. Erbey, has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The lawsuit seeks money damages from HLSS in an amount to be proved at trial. HLSS has not been served. On March 1, 2017, the court dismissed the action without prejudice.

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

Capital Commitments — As of March 31, 2017, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to March 31, 2017, if any):

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
March 31, 2017
(dollars in tables in thousands, except share data)

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

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At March 31, 2017, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

15. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

New Residential is party to a Management Agreement with its Manager which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by New Residential by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the 12 consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. If the Management Agreement is terminated, the Manager may require New Residential to purchase from the Manager the right of the Manager to receive the Incentive Compensation. In exchange therefor, New Residential would be obligated to pay the Manager a cash purchase price equal to the amount of the Incentive Compensation that would be paid to the Manager if all of New Residential’s assets were sold for cash at their then current fair market value (taking into account, among other things, expected future performance of the underlying investments). Pursuant to the Management Agreement, the Manager, under the supervision of New Residential’s board of directors, formulates investment strategies, arranges for the acquisition of assets and associated financing, monitors the performance of New Residential’s assets and provides certain advisory, administrative and managerial services in connection with the operations of New Residential.

The Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally the equity transferred by Drive Shack on the date of the spin-off, plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

In addition, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Drive Shack on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Drive Shack’s prior performance.

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

Due to affiliates is comprised of the following amounts:

	March 31, 2017	December 31, 2016
Management fees	$9,393	$3,689
Incentive compensation	12,460	42,197
Expense reimbursements and other	1,266	1,462
	$23,119	$47,348

Affiliate expenses and fees were comprised of:

	Three Months Ended March 31,
	2017	2016
Management fees	$13,074	$10,008
Incentive compensation	12,460	1,196
Expense reimbursements(A)	125	125
Total	$25,659	$11,329

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 8, 11 and 14 for a discussion of transactions with Nationstar. As of March 31, 2017, 63.6%, 10.2% and 33.1% of the UPB of the loans underlying New Residential’s investments in Excess MSRs, MSRs and Servicer Advances, respectively, was serviced, subserviced or master serviced by Nationstar. As of March 31, 2017, a total face amount of $5.4 billion of New Residential’s Non-Agency RMBS portfolio and approximately $30.5 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $16.3 billion as of March 31, 2017. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying residential mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed Servicer Advances, and repay all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential in connection with the SLS Transaction, in 2014 and 2015, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2017, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.1 million and has also caused an aggregate of $0.1 million of securities to be transferred to such funds in 2017. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of March 31, 2017, $679.6 million UPB of New Residential’s residential mortgage loans and $31.7 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization tr

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

usts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 4 regarding co-investments with Fortress-managed funds.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended March 31,
		2017	2016
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(993)	$(133)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	2,112	3,254
Total reclassifications		$1,119	$3,121

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2017	2016
Current:
Federal	$2,108	$458
State and Local	70	—
Total Current Income Tax Expense (Benefit)	2,178	458
Deferred:
Federal	2,746	(9,450)
State and Local	672	(1,231)
Total Deferred Income Tax Expense (Benefit)	3,418	(10,681)
Total Income Tax Expense (Benefit)	$5,596	$(10,223)

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2017. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in MSRs (Note 5), Servicer Advances (Note 6) and REO (Note 8), through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable. New Residential and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions beginning with the tax year ending December 31, 2013. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

New Residential has recorded a net deferred tax asset of approximately $147.9 million as of March 31, 2017, primarily related to basis differences in all Servicer Advances held by New Residential’s TRSs and related net operating loss carry forwards.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
(dollars in tables in thousands, except share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of March 31, 2017, New Residential recorded a partial valuation allowance related to certain net operating losses and loan loss reserves as management does not believe that it is more likely than not that these deferred tax assets will be realized.

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2017 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On January 26, 2017, New Residential’s board of directors declared a first quarter 2017 dividend of $0.48 per common share or $147.5 million, which was paid on April 28, 2017 to stockholders of record as of March 27, 2017.

Executed Calls

In April 2017, New Residential executed calls on 14 seasoned non-Agency securitization trusts. New Residential acquired approximately $382.6 million UPB of residential mortgage loans for a total purchase price of approximately $382.8 million. In April 2017, New Residential securitized approximately $668.0 million UPB of performing loans from this and prior acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Residential. The following should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein, and with Part II, Item 1A. “Risk Factors.”

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold or committed to sell MSRs totaling more than $3 trillion since 2010. As of the fourth quarter of 2016, the top 100 mortgage servicers serviced over $8 trillion of mortgages, according to Inside Mortgage Finance. Of the $10 trillion one-to-four family mortgage debt outstanding, approximately 70% was serviced by banks as of the fourth quarter of 2016, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a challenging servicing environment, among other reasons. As a result, we believe an elevated volume of MSR sales is likely for some period of time. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets, such as Servicer Advances. These factors have resulted in increased opportunities for us to acquire MSRs and to provide capital to non-bank servicers. In addition, approximately $1.6 trillion of new loans are expected to be originated in 2017, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). While increased competition and market conditions for more recently originated MSRs have driven prices higher recently, we believe MSRs continue to offer attractive returns.

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

Interest Rates and Prepayment Rates

As further described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” increasing interest rates are generally associated with declining prepayment rates for residential mortgage loans since they increase the cost of borrowing for homeowners. Declining prepayment rates, in turn, would generally be expected to increase the value of our interests in Excess MSRs, MSRs and Servicer Advances, which include the right to a portion of the related MSRs, because the duration of the cash flows we are entitled to receive becomes extended with no reduction in current cash flows. Changes in interest rates will also directly impact our costs of borrowing either immediately (floating rate debt) or upon refinancing (fixed rate debt) and may also be associated with changes in credit spreads and/or the discount rates used in valuing investments. Declining prepayment rates have a negative impact on the value of investments purchased at a significant discount since the recovery of that discount is delayed.

In the first quarter of 2017, both current interest rates and expected future interest rates decreased. For instance, the 30-year fixed rate mortgage rate decreased from 4.32% to 4.14% during the quarter, according to Bloomberg. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, while market interest rates decreased, market credit spreads for these investments decreased, with the net result being an increase in value during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and in Part II, Item 1A. “Risk Factors.” In the first quarter of 2017, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $2.1 million in the aggregate, primarily as a result of an increase in short term prepayment speeds, while the weighted average discount rate of the portfolio remained unchanged at 9.8%. In addition, an increase in short-term prepayment speeds caused the fair value of our MSRs to decrease by approximately $0.8 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of March 31, 2017 was 2.07%, compared to 1.94% as of December 31, 2016. The spread changed primarily as a result of decreased funding costs and higher yields from new securities purchased during the first three months of 2017. The net interest spread on our Non-Agency RMBS portfolio as of March 31, 2017 was 3.22%, compared to 3.46% as of December 31, 2016. This spread changed primarily as a result of lower yields from new securities purchased during the first three months of 2017 and increased funding costs.

General U.S. Economy and Unemployment

During the first quarter of 2017, the U.S. unemployment rate generally declined and equity market prices increased, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy such as this generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true, as expected, as the Case Shiller Home Price Index increased from 184 as of the fourth quarter of 2015 to 197 as of February of 2017. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 3.2 million, or 6.2 percent, as of the fourth quarter of 2016, down from 4.3 million, or 8.5 percent, as of the fourth quarter of 2015. This trend helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads generally tightened during the first quarter of 2017, which would generally have a favorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolios. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio coupled with the corporate credit spread tightening during the first quarter of 2017 caused the value of the portion of this portfolio that was owned for the entire quarter to increase.

For more information regarding these and other market factors which impact our portfolio, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Our Manager

On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“SoftBank Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“SoftBank Merger Sub”), pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager.

Fortress informed the Company that it believes that under the Investment Advisers Act of 1940, as amended, the change of ownership resulting from the completion of the SoftBank merger will result in a deemed assignment of the Management Agreement, and that as a result, the Manager is required to obtain the Company’s consent to the assignment. On April 19, 2017, the disinterested members of our board of directors unanimously approved the consent to the assignment. The disinterested members of our board of directors were advised by outside independent counsel.

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of March 31, 2017.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$325,876,551	$1,359,866	8.1%	$1,555,211	6.4
MSRs(B) (C)	185,291,769	1,591,872	9.5%	1,694,792	6.8
Servicer Advances(B) (D)	5,078,268	5,015,655	29.9%	5,037,172	4.9
Agency RMBS(E)	1,463,668	1,507,475	9.0%	1,503,164	9.6
Non-Agency RMBS(E)	9,052,180	4,272,365	25.5%	4,435,579	7.9
Residential Mortgage Loans	1,469,278	1,255,166	7.5%	1,241,123	3.7
Real Estate Owned	N/A	91,617	0.5%	79,331	N/A
Consumer Loans	1,689,600	1,683,452	10.0%	1,679,818	3.8
Total/Weighted Average		$16,777,468	100.0%	$17,226,190	6.2

Reconciliation to GAAP total assets:
Cash and restricted cash				394,930
Trades receivable				1,857,537
Deferred tax asset, net				147,866
Other assets				403,464
GAAP total assets				$20,029,987

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, and Servicer Advances is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Represents MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advances also includes the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Servicing Related Assets

MSRs

As of March 31, 2017, we had $1,694.8 million carrying value of MSRs within our licensed servicer subsidiary, NRM, all of which were Agency MSRs.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of March 31, 2017, these subservicers include Ditech, Nationstar, Citi, and FirstKey, which subservice 38.6%, 10.2%, 49.5%, and 1.6% of the underlying UPB of the related mortgages, respectively. NRM has entered an agreement with Ditech whereby it is entitled to the MSR on any refinancing by Ditech of a loan in the related original portfolio.

The table below summarizes the terms of our investments in MSRs completed as of March 31, 2017.

	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)	Purchase Price (mm)	Carrying Value (mm)
Mortgage Servicing Rights	$191.3	$185.3	27	$1,633.5	$1,694.8

The following table summarizes the collateral characteristics of the loans underlying our MSR investments as of March 31, 2017 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights	$1,694,792	$191,273,571	$185,291,769	1,328,048	737	4.4%	259	67	3.6%	13.5%	13.1%	0.5%	22.4%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights	1.2%	0.3%	0.6%	0.1%	—%	0.2%

(A)
The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.

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

Excess MSRs

As of March 31, 2017, we had approximately $1.6 billion estimated carrying value of Excess MSRs (held directly and through joint ventures). As of March 31, 2017, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of residential mortgage loans with an aggregate UPB of approximately $325.9 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the Servicer Advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

Nationstar is the servicer of $207.2 billion UPB of the loans underlying our investments in Excess MSRs through March 31, 2017, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

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

On April 6, 2015, we acquired Excess MSRs in connection with the HLSS Acquisition. Ocwen continues to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of March 31, 2017 is equal to 6.3 bps times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of March 31, 2017.

Summary of Direct Excess MSR Investments as of March 31, 2017

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$118.6	$75.7	28	bps	21	bps	32.5% - 66.7%	$457.7	$318.6
Recapture Agreements	—	—	29		21		32.5% - 66.7%	—	50.8
	118.6	75.7	28		21			457.7	369.4
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.8	$74.7	35		15		33.3% - 100.0%	$328.8	$213.4
Recapture Agreements	—	—	26		20		33.3% - 100.0%	—	18.8
Ocwen Serviced Pools	156.4	116.9	44		14		100.0%	917.1	767.7
	305.2	191.6	42		14			1,245.9	999.9
Total/Weighted Average	$423.8	$267.3	38	bps	16	bps		$1,703.6	$1,369.3

(A)	The MSR is a weighted average as of March 31, 2017, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $177.9 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of March 31, 2017

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$58.6	32	bps	20	bps	50.0%	66.7%	33.3%	$298.2
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	55.5
Total/Weighted Average	$125.2	$58.6	32	bps	20	bps				$353.7

(A)	The MSR is a weighted average as of March 31, 2017, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of March 31, 2017 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$257,674	$118,585,641	$63,746,972	417,339	704	4.4%	285	95	10.0%	16.2%	15.1%	1.3%	33.6%
Recaptured Loans	60,938	—	11,917,427	69,063	719	4.3%	295	24	0.6%	7.5%	7.3%	0.3%	28.1%
Recapture Agreement	50,844	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$369,456	$118,585,641	$75,664,399	486,402	706	4.4%	287	82	8.5%	14.9%	13.9%	1.1%	33.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$201,218	$148,839,262	$72,042,530	387,507	669	4.4%	286	134	41.0%	16.2%	11.9%	4.8%	15.0%
Recaptured Loans	12,139	—	2,655,987	11,730	739	4.1%	291	18	3.4%	8.9%	8.8%	—%	27.9%
Recapture Agreement	18,760	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	767,768	156,374,134	116,902,804	805,368	643	4.6%	307	137	17.8%	10.9%	7.3%	3.8%	—%
	$999,885	$305,213,396	$191,601,321	1,204,605	650	4.5%	302	135	26.3%	12.1%	8.4%	4.0%	4.3%
Total/Weighted Average(I)	$1,369,341	$423,799,037	$267,265,720	1,691,007	661	4.5%	299	125	21.3%	12.7%	9.5%	3.5%	11.2%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	3.6%	1.1%	1.0%	1.5%	0.4%	0.3%
Recaptured Loans	1.3%	0.3%	0.3%	0.3%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.2%	0.9%	0.9%	1.3%	0.3%	0.3%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	8.9%	2.2%	2.6%	8.1%	1.4%	2.0%
Recaptured Loans	1.0%	0.1%	0.1%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	7.1%	4.2%	5.0%	7.6%	2.2%	1.9%
	7.5%	3.7%	4.4%	7.7%	2.0%	1.9%
Total/Weighted Average(I)	6.7%	3.2%	3.7%	6.4%	1.7%	1.6%

(A)
The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.

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

(F)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $177.9 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $2.6 billion of UPB are as of February 28, 2017.

(I)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of March 31, 2017 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$193,212	$125,191,420	$43,419,627	33.3%	368,065	687	5.0%	277	108	10.1%	18.3%	15.8%	2.9%	33.5%
Recaptured Loans	105,023	—	15,191,204	33.3%	102,316	701	4.3%	291	30	0.6%	9.3%	9.1%	0.3%	40.4%
Recapture Agreement	55,511	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/ Weighted Average(G)	$353,746	$125,191,420	$58,610,831		470,381	690	4.8%	281	88	7.6%	16.2%	14.2%	2.3%	34.7%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.9%	1.4%	1.0%	2.1%	0.8%	0.5%
Recaptured Loans	2.4%	0.6%	0.5%	0.4%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	4.2%	1.2%	0.9%	1.7%	0.6%	0.4%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advances

In December 2013, we made our first investment in Servicer Advances through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors. The Buyer acquired from Nationstar a pool of outstanding Servicer Advances (including deferred servicing fees) and the basic fee component of the related MSRs on a pool of Non-Agency mortgage loans. In exchange, the Buyer (i) paid the initial purchase price, and (ii) agreed to purchase future Servicer Advances related to the loans at par. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.”

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

The following is a summary of our investments in Servicer Advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2017				Three Months Ended March 31, 2017
	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income
Servicer Advances(C)	$5,015,655	$5,037,172	5.6%	4.9	$2,559

(A)	Carrying value represents the fair value of the investment in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)	Excludes asset-backed securities collateralized by Servicer Advances, which have an aggregate face amount of $100.0 million and an aggregate carrying value of $100.1 million as of March 31, 2017.

The following is additional information regarding our Servicer Advances, and related financing, as of March 31, 2017 (dollars in thousands):

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
Servicer Advances(D)	$177,919,442	$5,078,268	2.9%	$4,858,413	93.5%	92.4%	3.3%	2.9%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) which we received financing on. If we were to include these DSF in the Servicer Advance balance, gross and net LTV as of March 31, 2017 would be 88.4% and 87.3%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $100.7 million from the outstanding Servicer Advances debt. If we were to sell these bonds, gross and net LTV as of March 31, 2017 would be 95.4% and 94.3%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investment in Servicer Advances:

March 31, 2017
Principal and interest advances	$1,281,528
Escrow advances (taxes and insurance advances)	2,345,717
Foreclosure advances	1,451,023
Total	$5,078,268

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of March 31, 2017, we owned an approximately 45.8% interest in the Buyer.

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

The Nationstar Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.3%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.6 bps on a weighted average basis as of March 31, 2017. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 6.3 bps, based on the servicing fee collections of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related sale supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess

Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amount of $9.9 million during the three months ended March 31, 2017.

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

In addition to its direct investments in Servicer Advances, we have also invested in asset-backed securities collateralized by Servicer Advances, which are summarized as of March 31, 2017 as follows (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Servicer Advance Bonds	$100,000	$99,801	$347	$—	$100,148	$90,000

(A)	Fair value, which is equal to carrying value for all securities.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of March 31, 2017 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency ARM RMBS	$133,354	$145,705	9.7%	$2	$(5,323)	$140,384	26	4.7	21.9%	$134,964
Agency Specified Pools	1,330,314	1,361,770	90.3%	1,010	—	1,362,780	30	10.1	—%	—
Agency RMBS	$1,463,668	$1,507,475	100.0%	$1,012	$(5,323)	$1,503,164	56	9.6	2.1%	$134,964

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of March 31, 2017 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$133,354	$145,705	100.0%	$140,384	3.2%	1.7%	N/A	2.0%	8.9%	8

(A)	Of these investments, 94.8% reset based on 12-month LIBOR index, 3.0% reset based on one-month LIBOR, and 2.2% reset based on the one-year Treasury Constant Maturity Rate.

(B)	Represents the maximum change in the coupon at the end of the fixed rate period. All securities in this category are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of March 31, 2017:

Net Interest Spread(A)
Weighted Average Asset Yield	2.99%
Weighted Average Funding Cost	0.92%
Net Interest Spread	2.07%

(A)
The Agency RMBS portfolio consists of 9.7% floating rate securities and 90.3% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2017 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$9,052,180	$4,272,365	$185,188	$(21,974)	$4,435,579	$3,301,281

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2017 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	402	$1,954,747	$1,350,221	32.6%	$1,418,957	12.2%	2.0%	8.9	2.1%
2006	CC	86	1,690,233	1,034,376	25.0%	1,081,818	9.2%	2.6%	8.6	1.4%
2007	CCC-	68	2,421,398	1,369,473	33.0%	1,416,417	7.4%	1.9%	7.7	1.7%
2008 and later	A-	78	2,858,302	391,269	9.4%	390,361	5.8%	—%	6.0	2.3%
Total/Weighted Average	CCC	634	$8,924,680	$4,145,339	100.0%	$4,307,553	9.4%	1.9%	8.2	1.8%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	12.3	0.09	10.4%	13.9%	12.2%
2006	11.0	0.16	9.5%	15.0%	28.4%
2007	10.1	0.32	10.7%	14.2%	31.9%
2008 and later	10.8	0.79	11.6%	4.0%	1.5%
Total/Weighted Average	11.1	0.25	10.4%	13.4%	21.7%

(A)	Excludes $127.5 million face amount of bonds backed by Servicer Advances and Corporate Debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 204 bonds with a carrying value of $305.4 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2017.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2017.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $186.0 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $178.5 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of March 31, 2017:

Net Interest Spread(A)
Weighted Average Asset Yield	5.74%
Weighted Average Funding Cost	2.52%
Net Interest Spread	3.22%

(A)	The Non-Agency RMBS portfolio consists of 90.0% floating rate securities and 10.0% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed Servicer Advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $165.0 billion.

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

Residential Mortgage Loans

As of March 31, 2017, we had approximately $1.5 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1,050.7 million and notes and bonds payable with an aggregate face amount of approximately $11.4 million. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2017 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Reverse Mortgage Loans(E) (F)	$—	$—	—	—%	—	—%	—%	—%	N/A
Performing Loans(G)	—	—	—	—%	—	—%	—%	—%	—
Purchased Credit Deteriorated Loans(H)	194,655	182,939	1,104	5.5%	2.9	8.3%	74.2%	82.8%	589
Total Residential Mortgage Loans, held-for-investment	$194,655	$182,939	1,104	5.5%	2.9	8.3%	74.2%	82.8%	589

Reverse Mortgage Loans(E) (F)	$21,677	$10,813	64	7.0%	4.7	15.8%	137.3%	73.7%	N/A
Performing Loans(G) (I)	481,608	483,106	7,467	4.3%	5.2	8.4%	63.0%	2.6%	660
Non-Performing Loans(H) (I)	771,338	564,265	4,527	5.7%	3.1	18.5%	100.4%	68.5%	573
Total Residential Mortgage Loans, held-for-sale	$1,274,623	$1,058,184	12,058	5.2%	3.9	14.6%	86.5%	43.7%	607

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.5 million. Approximately 61% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of March 31, 2017, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $36.6 million and $76.7 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

On April 1, 2013, we completed, through newly formed limited liability companies (together, the “Consumer Loan Companies”), a co-investment in a portfolio of consumer loans. The portfolio included personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. We acquired 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, OneMain, which is majority-owned by Fortress funds managed by our Manager, acquired 47% and funds managed by Blackstone Tactical Opportunities Advisors LLC acquired 23%. OneMain acted as the managing member of the Consumer Loan Companies. After a servicing transition period, OneMain became the servicer of the loans and provides all servicing and advancing functions for the portfolio. On October 3, 2014, the Consumer Loan Companies refinanced the portfolio with an asset-backed securitization, resulting in proceeds in excess of the refinanced debt which were distributed to the co-investors. This reduced our basis in the consumer loans investment to $0.0 million and resulted in a gain. Subsequent to this refinancing, we discontinued recording our share of the underlying earnings of the Consumer Loan Companies.

On March 31, 2016, we entered into the SpringCastle Transaction. As a result, we own 53.5% of, and consolidate, the Consumer Loan Companies.

In 2016, we agreed to purchase newly originated consumer loans from a third party. In the aggregate, as of December 31, 2016, we had purchased $177.4 million UPB of loans for an aggregate purchase price of $176.2 million from this seller. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment.

In February 2017, we completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from a third party over a two year term. We, along with three co-investors, each acquired 25% membership interests in LoanCo. We will account for our investment pursuant to the equity method of accounting because we can exercise significant influence over LoanCo, but the requirements for consolidation are not met. As of March 31, 2017, we have a net investment of $41.3 million recorded within Other Assets.

The table below summarizes the collateral characteristics of the consumer loans as of March 31, 2017 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,689,600	70.1%	29.9%	200,043	642	17.9%	10.3%	131	3.8	2.7%	1.5%	2.5%	15.2%	6.0%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

Our critical accounting policies as of March 31, 2017, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2016, except as described below.

In addition, we have presented below an analysis of the sensitivity of the estimated fair value of our interests in Excess MSRs to changes in certain valuation assumptions.

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned directly as of March 31, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2017	$1,369,341
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,487,580	$1,425,945	$1,317,370	$1,269,364
Change in estimated fair value:
Amount	$118,239	$56,604	$(51,971)	$(99,977)
%	8.6%	4.1%	(3.8)%	(7.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,483,603	$1,424,680	$1,323,068	$1,268,327
Change in estimated fair value:
Amount	$114,262	$55,339	$(46,273)	$(101,014)
%	8.3%	4.0%	(3.4)%	(7.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,374,318	$1,372,206	$1,367,982	$1,365,869
Change in estimated fair value:
Amount	$4,977	$2,865	$(1,359)	$(3,472)
%	0.4%	0.2%	(0.1)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,354,597	$1,361,916	$1,376,881	$1,384,531
Change in estimated fair value:
Amount	$(14,744)	$(7,425)	$7,540	$15,190
%	(1.1)%	(0.5)%	0.6%	1.1%

The following table summarizes the estimated change in fair value of our interests in the Excess MSRs owned through equity method investees as of March 31, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2017	$185,870
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$201,759	$193,464	$178,896	$172,472
Change in estimated fair value:
Amount	$15,889	$7,594	$(6,974)	$(13,398)
%	8.5%	4.1%	(3.8)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$198,607	$192,092	$181,547	$174,264
Change in estimated fair value:
Amount	$12,737	$6,222	$(4,323)	$(11,606)
%	6.9%	3.3%	(2.3)%	(6.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$188,944	$187,511	$184,646	$183,213
Change in estimated fair value:
Amount	$3,074	$1,641	$(1,224)	$(2,657)
%	1.7%	0.9%	(0.7)%	(1.4)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$179,996	$182,912	$188,871	$191,915
Change in estimated fair value:
Amount	$(5,874)	$(2,958)	$3,001	$6,045
%	(3.2)%	(1.6)%	1.6%	3.3%

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

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount
Interest income	$292,538	$190,036	$102,502
Interest expense	98,229	81,228	17,001
Net Interest Income	194,309	108,808	85,501

Impairment
Other-than-temporary impairment (OTTI) on securities	2,112	3,254	(1,142)
Valuation provision (reversal) on loans and real estate owned	17,910	6,745	11,165
	20,022	9,999	10,023

Net interest income after impairment	174,287	98,809	75,478
Servicing revenue, net	40,602	—	40,602
Other Income
Change in fair value of investments in excess mortgage servicing rights	821	7,926	(7,105)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(244)	3,022	(3,266)
Change in fair value of investments in servicer advances	2,559	(31,224)	33,783
Gain on consumer loans investment	—	9,943	(9,943)
Gain on remeasurement of consumer loans investment	—	71,250	(71,250)
Gain (loss) on settlement of investments, net	(13,674)	(12,246)	(1,428)
Other income (loss), net	6,844	(16,749)	23,593
	(3,694)	31,922	(35,616)

Operating Expenses
General and administrative expenses	11,827	12,081	(254)
Management fee to affiliate	13,074	10,008	3,066
Incentive compensation to affiliate	12,460	1,196	11,264
Loan servicing expense	13,376	1,731	11,645
Subservicing expense	17,704	—	17,704
	68,441	25,016	43,425

Income (Loss) Before Income Taxes	142,754	105,715	37,039
Income tax expense (benefit)	5,596	(10,223)	15,819
Net Income (Loss)	$137,158	$115,938	$21,220
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$15,780	$4,202	$11,578
Net Income (Loss) Attributable to Common Stockholders	$121,378	$111,736	$9,642

Interest Income

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interest income increased by $102.5 million, primarily attributable to incremental interest income of (i) $72.4 million mainly from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements)

on March 31, 2016, (ii) $47.9 million from increase in the size of Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls. The increase was partially offset by (iii) $11.5 million decrease from Excess MSR investments attributable to a step up in speeds this quarter relative to prior year, (iv) $4.3 million decrease from Servicer Advance investments driven by lower UPB and change in target advance-to-UPB timing, (v) $1.5 million from Residential Mortgage Loans due a larger portion of the portfolio classified as held-for-investment and on accrual status during the three months ended March 31, 2016, and (vi) a $0.5 million decrease in interest income related to recoveries from certain GNMA EBO servicer advances.

Interest Expense

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interest expense increased by $17.0 million primarily attributable to increases of (i) $14.5 million on the Consumer Loan segment including the securitization notes assumed as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, (ii) $13.4 million of interest on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to March 31, 2016, (iii) $7.1 million of interest on corporate loans secured by Excess MSRs as a result of a higher average outstanding debt balance during the three months ended March 31, 2017, (iv) $1.0 million of interest expense on MSRs and related servicer advances financing obtained during the three months ended March 31, 2017, and (v) $0.2 million of interest expense on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio. The increase was partially offset by a $19.2 million decrease in interest on financings related to Servicer Advances due to debt extinguishment and refinancing subsequent to March 31, 2016.

Other-Than-Temporary Impairment on Securities

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The other-than-temporary impairment on securities decreased by $1.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily resulting from an increase in fair values above their amortized cost basis on a greater portion of our Non-Agency RMBS as of March 31, 2017.

Valuation Provision (Reversal) on Loans and Real Estate Owned

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The $11.2 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) consumer loan provision expense of $19.9 million on loans acquired as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016 and certain newly originated consumer loans acquired during the first quarter of 2017. This increase was partially offset by (ii) an $8.3 million decrease in impairment on Residential Mortgage Loans and REO due primarily to reversal of impairment on certain non-performing loans with enhanced performance and an increase in home prices, respectively, during the three months ended March 31, 2017 and (iii) a decrease of $0.4 million of reserve related to certain GNMA EBO servicer advance receivables during the three months ended March 31, 2017.

Servicing Revenue, Net

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Servicing revenue, net increased $40.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM, which closed subsequent to March 31, 2016 (Note 5 to our Condensed Consolidated Financial Statements).

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The change in fair value of investments in excess mortgage servicing rights decreased by $7.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease primarily relates to a decrease in the positive mark-to-market fair value adjustments to $0.8 million during the three months ended March 31, 2017 compared to a $7.9 million increase during the three months ended March 31, 2016. The mark-to-market adjustments during the three months ended

March 31, 2017 were primarily due to an increase in projected recapture rates, partially offset by faster short-term projected prepayment rates.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $3.3 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease primarily relates to negative mark-to-market fair value adjustments of $0.3 million during the three months ended March 31, 2017 compared to positive mark-to-market fair value adjustments of $3.0 million during the three months ended March 31, 2016. The negative mark-to-market adjustments during the three months ended March 31, 2017 were primarily due to faster short-term projected prepayment rates and a decrease in servicing fees.

Change in Fair Value of Investments in Servicer Advances

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The change in fair value of investments in Servicer Advances increased by $33.8 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase primarily relates to asset mark-ups of $2.6 million during the three months ended March 31, 2017 compared to mark-downs of $31.2 million during the three months ended March 31, 2016. The net increase in value during the three months ended March 31, 2017 was primarily driven by an increase in actual recoveries relative to projected and a net increase in LIBOR.

Gain on Consumer Loans Investment

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Gain on consumer loans investment decreased by $9.9 million as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Gain on Remeasurement of Consumer Loans Investment

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Gain on remeasurement of consumer loans investment of $71.3 million during the three months ended March 31, 2016 represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements).

Gain (Loss) on Settlement of Investments, Net

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Gain (loss) on settlement of investments decreased by $1.4 million, primarily related to (i) decreased gain on sale of real estate securities of $15.1 million, (ii) increased loss on sale of REO of $2.8 million, (iii) increased loss on liquidated residential mortgage loans of $1.9 million, and (iv) other losses of $0.4 million, due to increased loss on extinguishment of debt as a result of a higher volume of Servicer Advances financings and repayments, partially offset by (v) increased gain on settlement of derivatives, as a result of changes in interest rates, of $18.5 million, and (vi) increased gain on sale of residential mortgage loans of $0.3 million, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other Income (Loss), Net

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other income (loss), net increased by $23.6 million, primarily attributable to (i) a $28.9 million change from unrealized losses to unrealized gains on interest rate swaps and interest rate caps, as a result of changes in interest rates, and TBAs, (ii) an increased gain on transfer of loans to REO of $4.2 million, (iii) increased unrealized gain on other ABS of $0.5 million, partially offset by (i

v) decreased other income of $9.6 million due primarily to a decrease in Ocwen downgrade reimbursement income and increase in REO expense and Servicer Advance expenses, (v) decreased gain on transfer of loans to other assets of $0.3 million, and (vi) decreased gain on Excess MSR recapture agreements of $0.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

General and Administrative Expenses

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

General and administrative expenses decreased by $0.3 million primarily attributable to (i) a $4.4 million decrease in deal and legal deal expenses related to the SpringCastle Transaction, exercise of call rights, and Residential Mortgage Loan transactions, partially offset by (ii) a $1.3 million increase in securitization fees, (iii) a $1.7 million increase in other general and administrative expenses related to newly acquired Residential Mortgage Loans, and (iv) a $0.8 million increase in servicing compliance expense during the three months ended March 31, 2017.

Management Fee to Affiliate

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Management fee to affiliate increased by $3.1 million as a result of increases to our gross equity subsequent to March 31, 2016.

Incentive Compensation to Affiliate

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Incentive compensation to affiliate increased by $11.3 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Loan Servicing Expense

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Loan servicing expense increased by $11.6 million due to (i) $11.1 million of loan servicing expense on Consumer Loans, held for investment as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, and (ii) a $0.6 million increase in servicing expense on the Residential Mortgage Loans due to a larger average portfolio, partially offset by (iii) a $0.1 million decrease in servicing expense on Real Estate Securities.

Subservicing Expense

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Subservicing expense increased $17.7 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of transactions that closed subsequent to March 31, 2016 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Income tax expense (benefit) increased by $15.8 million primarily due to the increase in the net deferred tax expense resulting from changes in mark-to-market fair value adjustments on investments in Servicer Advances and other book to tax differences.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Noncontrolling interests in income of consolidated subsidiaries increased by $11.6 million primarily due to (i) $10.0 million from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements), which are 46.5% owned by third parties, and (ii) $1.6 million from a decrease in interest expense due to debt refinancing and lower outstanding debt balance, partially offset by net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the three months ended March 31, 2017.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advances, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our licensed servicer subsidiary, NRM, is subject to regulatory requirements regarding NRM’s liquidity. As of March 31, 2017, approximately $116.4 million of our cash and cash equivalents was held at NRM, of which $51.0 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future Servicer Advances. Currently, we expect that net recoveries of Servicer Advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2017, we had outstanding repurchase agreements with an aggregate face amount of approximately $6.3 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 4% for Agency RMBS, 10% - 60% for Non-Agency RMBS, and 5% - 50% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $304.4 million face amount of our Excess MSR financing is subject to “collateral coverage trigger events,” which are essentially similar to a margin requirement (except that they result in an actual paydown of the financing) to the extent that the UPB of the financing exceeds 90% of the market value of the related collateral. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager’s senior management team has extensive long-

term relationships with investment banks, brokerage firms and commercial banks, which we believe will enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	March 31, 2017
							Collateral
Debt Obligations/Collateral	Month Issued	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	Various	$1,928,567	$1,928,567	Apr-17	0.92%	0.1	$1,944,003	$2,001,088	$1,991,354	0.3
Non-Agency RMBS (E)	Various	3,301,281	3,301,281	Apr-17 to Aug-17	2.52%	0.1	8,133,518	4,104,083	4,262,611	8.0
Residential Mortgage Loans(F)	Various	961,633	958,925	May-17 to Feb-19	3.34%	0.9	1,385,903	1,244,350	1,230,307	3.7
Real Estate Owned(G)(H)	Various	89,114	88,863	May-17 to Feb-19	3.51%	0.4	N/A	N/A	123,646	N/A
Total Repurchase Agreements		6,280,595	6,277,636		2.17%	0.2
Notes and Bonds Payable
Secured Corporate Notes(I)	Various	809,363	804,835	Apr-18 to Sep-19	5.41%	2.0	288,539,501	1,237,711	1,405,960	6.2
MSRs(J)	Feb-17	290,000	289,473	Feb-18	5.42%	0.9	71,607,199	510,479	591,238	6.9
Servicer Advances(K)	Various	4,911,052	4,900,030	Nov-17 to Dec-21	3.31%	2.6	5,135,429	5,076,788	5,098,305	4.8
Residential Mortgage Loans(L)	Oct-15	8,813	8,813	Oct-17	3.63%	0.5	12,077	6,740	6,740	4.7
Consumer Loans(M) (N)	Various	1,556,177	1,551,863	Sep-19 to Mar-24	3.52%	3.7	1,689,600	1,683,279	1,679,645	3.8
Receivable from government agency(L)	Oct-15	2,564	2,564	Oct-17	3.63%	0.5	N/A	N/A	2,517	N/A
Total Notes and Bonds Payable		7,577,969	7,557,578		3.66%	2.7
Total/ Weighted Average		$13,858,564	$13,835,214		2.98%	1.6

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of April 2017 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $10.7 million of associated accrued interest payable as of March 31, 2017.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.9 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $165.3 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $220.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%, $285.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, and a $304.4 million corporate loan which bears interest equal to 5.68%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our Excess MSRs that secure these notes, and the $304.4 million corporate loan is also collateralized by the rights to the related basic fee portion of the MSRs.

(J)	This note is secured by Agency MSRs and bears interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%.

(K)
$4.5 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.4%. Collateral includes Servicer Advances related to the mortgage servicing rights.

(L)	The note is payable to Nationstar and bears interest equal to one-month LIBOR plus 2.875%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $1.2 billion UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class

C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024.

(N)	Includes a $115.0 million face amount note collateralized by newly originated consumer loans which bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans Notes and Bonds Payable, such collateral is not available to other creditors of ours.

We have margin exposure on $6.3 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2017
	Outstanding Balance at March 31, 2017	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,928,567	$1,905,559	$1,944,333	0.90%
Non-Agency RMBS	3,301,281	2,891,179	3,301,281	2.44%
Residential Mortgage Loans	961,633	785,283	1,391,017	3.30%
Real Estate Owned	89,114	92,169	163,264	3.30%
Notes and Bonds Payable
MSRs	290,000	277,778	290,000	5.16%
Servicer Advances	229,588	305,627	646,067	2.80%
Residential Mortgage Loans	8,813	8,772	8,819	3.63%
Real Estate Owned	2,564	2,619	2,643	3.63%
Total/Weighted Average	$6,811,560	$6,268,986		2.27%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2016	Three Months Ended March 31, 2017
Repurchase Agreements
Agency RMBS	$1,650,738	$1,636,200	1,530,739	1,905,559
Non-Agency RMBS	1,959,069	2,259,505	2,653,867	2,891,179
Residential Mortgage Loans	672,344	692,282	578,532	785,283
Real Estate Owned	99,796	102,896	60,494	92,169
Consumer Loans	35,609	22,153	30,565	—

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of March 31, 2017, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2017	$229,588	$6,026,418	$6,256,006
2018	1,034,044	571,996	1,606,040
2019	2,248,705	792,931	3,041,636
2020	376,246	—	376,246
2021	1,137,454	—	1,137,454
2022 and thereafter	1,441,182	—	1,441,182
	$6,467,219	$7,391,345	$13,858,564

(A)	Includes repurchase agreements and notes and bonds payable of $0.0 million and $6,467.2 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $6,280.6 million and $1,110.7 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.2% and 22.6%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 21.8% and 27.9%, respectively, during the three months ended March 31, 2017.

Borrowing Capacity

The following table represents our borrowing capacity as of March 31, 2017 (in thousands):

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Residential Mortgage Loans and REO	$2,420,000	$1,050,747	$1,369,253
Notes and Bonds Payable
Secured Corporate Loans	Excess MSRs	525,000	505,000	20,000
MSRs	MSRs	300,000	290,000	10,000
Servicer Advances(A)	Servicer Advances	5,845,720	4,911,052	934,668
Consumer Loans	Consumer Loans	150,000	114,995	35,005
		$9,240,720	$6,871,794	$2,368,926

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds with a current face amount of $100.7 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of March 31, 2017.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2017.

As of March 31, 2017, our outstanding options had a weighted average exercise price of $14.92. Our outstanding options as of March 31, 2017 are summarized as follows:

Held by the Manager	16,344,475
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	2,379,713
Issued to the independent directors	6,000
Total	18,730,188

In February 2017, New Residential issued 56.5 million shares of its common stock in a public offering at a price to the public of $15.00 per share for net proceeds of approximately $834.5 million. One of New Residential’s executive officers participated in this offering and purchased 18,600 shares at the public offering price. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 5.7 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $8.1 million as of the grant date. The assumptions used in valuing the options were: a 2.38% risk-free rate, a 10.82% dividend yield, 28.64% volatility and a 10-year term.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2017, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2016	$126,363
Net unrealized gain (loss) on securities	31,638
Reclassification of net realized (gain) loss on securities into earnings	1,119
Accumulated other comprehensive income (loss), March 31, 2017	$159,120

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2017, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of credit spreads. We recorded OTTI charges of $2.1 million with respect to real estate securities and realized gains of $1.0 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
December 31, 2016	January 2017	$0.46
March 31, 2017	April 2017	$0.48

Cash Flow

Operating Activities

Net cash flows provided by operating activities decreased approximately $549.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Operating cash flows for the three months ended March 31, 2017 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $754.1 million, collections on receivables and other assets of $18.5 million, net interest income received of $136.3 million, distributions of earnings from equity method investees of $5.8 million, and net collections on servicing advance receivables of $9.2 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $1.2 billion, incentive compensation and management fees paid to the Manager of $49.6 million, and other outflows of approximately $29.8 million that primarily consisted of general and administrative costs.

Investing Activities

Cash flows used in investing activities were $1.0 billion for the three months ended March 31, 2017. Investing activities consisted primarily of the acquisition of Servicer Advances, MSRs, Excess MSRs, real estate securities, and loans, net of principal repayments from Servicer Advances, MSRs, Excess MSRs, Agency RMBS, Non-Agency RMBS and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by financing activities were approximately $1.3 billion during the three months ended March 31, 2017. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $235.3 million. As of March 31, 2017, there was $2,804.4 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of March 31, 2017. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2017 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2016, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2017:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts, including borrowings to fund MSRs.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2017, if any. As described in Note 14, we have committed to purchase certain future Servicer Advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of Servicer Advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advances.”

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

	Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$121,378	$111,736
Impairment	20,022	9,999
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	(821)	(7,926)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	244	(3,022)
Change in fair value of investments in servicer advances	(2,559)	31,224
Gain on consumer loans investment	—	(9,943)
Gain on remeasurement of consumer loans investment	—	(71,250)
(Gain) loss on settlement of investments, net	13,674	12,246
Unrealized (gain) loss on derivative instruments	(4,326)	24,557
Unrealized (gain) loss on other ABS	(758)	(268)
(Gain) loss on transfer of loans to REO	(6,634)	(2,483)
(Gain) loss on transfer of loans to other assets	(212)	(517)
Gain on Excess MSR recapture agreements	(627)	(732)
Other (income) loss	5,713	2,045
Total Other Income Adjustments	3,694	(26,069)

Other Income and Impairment attributable to non-controlling interests	(10,253)	(992)
Change in fair value of investments in mortgage servicing rights	759	—
Non-capitalized transaction-related expenses	2,652	5,970
Incentive compensation to affiliate	12,460	1,196
Deferred taxes	3,418	(10,681)
Interest income on residential mortgage loans, held-for-sale	3,677	1,912
Limit on RMBS discount accretion related to called deals	—	(2,649)
Adjust consumer loans to level yield	(5,020)	17,906
Core earnings of equity method investees:
Excess mortgage servicing rights	2,078	4,029
Core Earnings	$154,865	$112,357

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

Interest Rate Risk

Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our investments in various ways, the most significant of which are discussed below.

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

As of March 31, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $32.9 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would decrease our cash flows by approximately $30.0 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of March 31, 2017 and assuming a LIBOR floor of 0.0%).

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

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short-term financing were to decline, it could cause us to fund margin, or repay debt, and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such investments.

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

As of March 31, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $252.2 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $309.0 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

As of March 31, 2017, a 25 basis point increase in credit spreads would decrease our net book value by approximately $135.3 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $140.1 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

A shareholder derivative action asserting some of the same claims made in the Ocwen Derivative Action, including that HLSS and others aided and abetted alleged breaches of fiduciary duties by directors and officers of Ocwen, including Mr. Erbey, has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The lawsuit seeks money damages from HLSS in an amount to be proved at trial. HLSS has not been served. On March 1, 2017, the court dismissed the action without prejudice.

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

We cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders, or any distributions at all. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, and conditions in the real estate market, the financial markets and economic conditions.

The value of our investments is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.

When we make investments, we base the price we pay and the rate of amortization of those investments on, among other things, our projection of the cash flows from the related pool of loans. We generally record such investments on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:

•	rates of prepayment and repayment of the underlying loans;

•	potential fluctuations in prevailing interest rates;

•	rates of delinquencies and defaults;

•	costs of engaging a subservicer to service MSRs;

•	in the case of MSRs and Excess MSRs, recapture rates; and

•	in the case of Servicer Advances, the amount and timing of Servicer Advances and recoveries.

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

With respect to our investments in MSRs, Excess MSRs, interest-only RMBS, residential mortgage loans and consumer loans, when the related loans are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us will either, in the case of interest-only RMBS and/or MSRs, cease (unless, in the case of MSRs and Excess MSRs, the loans are recaptured upon a refinancing), or we will cease to receive interest income on such investments, as applicable. Borrowers under residential mortgage loans and consumer loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment rates is a significant assumption underlying our cash flow projections. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our MSRs, Excess MSRs or interest-only RMBS decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows and/or interest income, as applicable, we receive from our investments, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire our investments may prove to be too high if there is a significant increase in prepayment rates.

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

If the applicable servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 12 to our Condensed Consolidated Financial Statements. In our investment in Servicer Advances, we are not entitled to the cash flows from recaptured loans.

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

The value of our investments in MSRs, Excess MSRs, Servicer Advances, Non-Agency RMBS and residential mortgage loans is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae (collectively with the GSEs, the “Agencies”) or Pooling and Servicing Agreements in the case of Non-Agency securities (collectively, the “Servicing Guidelines”). Our investment in MSRs or Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or a majority of the bondholders of a residential mortgage backed securitization). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer (regardless of whether such servicer is a subsidiary of New Residential or one of its subservicers), the related MSRs, Excess MSRs and basic fees would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the related MSRs will be extinguished and our investment in such MSRs will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and will require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In addition, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar, Ocwen and Ditech are the servicers of most of the loans underlying our investments in MSRs and Servicer Advances, and Nationstar and Ocwen are the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar, Ocwen, Ditech and OneMain, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar, Ocwen, Ditech or any other servicer of the loans underlying our investments is unable to adequately carry out its duties as a result of:

•	its failure to comply with applicable laws and regulation;

•	a downgrade in its servicer rating;

•	its failure to maintain sufficient liquidity or access to sources of liquidity;

•	its failure to perform its loss mitigation obligations;

•	its failure to perform adequately in its external audits;

•	a failure in or poor performance of its operational systems or infrastructure;

•
regulatory or legal scrutiny or regulatory actions regarding any aspect of a servicer’s operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines;

•	an Agency’s or a whole-loan owner’s transfer of servicing to another party; or

•	any other reason.

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions in the ordinary course of business, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, on March 5, 2014, Nationstar received a letter from Benjamin Lawsky, Superintendent of the New York Department of Financial Services (“NY DFS”), in connection with Nationstar’s growth, certain operational issues alleged in complaints from certain New York consumers. Other servicers, including Ocwen and Ditech, have experienced heightened regulatory scrutiny and enforcement actions, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues. See “—Ocwen has been and is subject to certain federal and state regulatory matters, which may adversely impact us” and “—Ditech and other Walter companies have been and may be subject to certain federal and state regulatory matters and certain other litigation, which may adversely impact us” for more information on heightened regulatory scrutiny of Ocwen and Ditech, respectively. In light of recent regulatory actions, we cannot assure you that Ocwen will not be removed as servicer by the Agencies or by bond holders, which could have a material adverse effect on our interests in the loans serviced by Ocwen.

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

Favorable ratings from third-party rating agencies, such as Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a mortgage servicer’s ratings could have an adverse effect on the value of our MSRs and Servicer Advances, and result in an event of default under our financing for advances. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their and our ability to finance Servicer Advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer or we may seek in the future. A mortgage servicer’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for Servicer Advances and have an adverse effect on the value of our investments since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance. As a result of recent regulatory actions, certain rating agencies have announced that they have placed Ocwen’s servicer ratings on review for possible downgrade. We also have the ability to terminate certain of our agreements with Ocwen upon events including ratings falling below specified levels.

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

On April 20, 2017, the CFPB filed a lawsuit against Ocwen, a public company, in the U.S. District Court for the Southern District of Florida alleging misconduct in Ocwen’s mortgage servicing business, including illegal foreclosures on homeowners, servicing loans with incorrect and incomplete information and failure to send accurate monthly statements, properly credit payments or handle taxes and insurance. On April 21, 2017, Ocwen issued a statement disputing the allegations and announcing its intention to vigorously defend against the suit. On April 26, 2017, Ocwen announced the filing of two related motions seeking an early court ruling that the CFPB is unconstitutional and that its enforcement action against Ocwen should be dismissed.

On April 20, 2017, in a coordinated statement, a consortium of 22 state mortgage regulators announced cease-and-desist orders against Ocwen, citing violations of state and federal laws, including the mishandling of consumer escrow accounts, unlicensed activity and a deficient financial condition. Among other restrictions, these orders limit Ocwen’s ability to acquire MSRs and originate mortgage loans in the effected states. As of April 30, 2017, several state regulators from additional states publicly issued cease-and-desist orders containing similar allegations against Ocwen. On April 25, 2017, Ocwen announced that it had filed emergency motions to restrain the Illinois and Massachusetts orders and that it plans to appeal or respond to each of the remaining state mortgage regulators’ actions. Additionally, there can be no assurance that such events will not have a material adverse effect on Ocwen. We are currently evaluating the impact of such events and cannot assure you what impact these events may have or actions we may take under our agreements with Ocwen.

Previously, on December 19, 2013, Ocwen announced that it had reached an agreement, which was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014, involving the Consumer Financial Protection Bureau (the “CFPB”), various state attorneys general and other agencies that regulate the mortgage servicing industry. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

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

On December 22, 2014, Ocwen announced that it had reached a settlement agreement with the NY DFS related to investigations into Ocwen’s mortgage servicing practices in New York (the “2014 Consent Order”). According to Ocwen’s disclosure, the key elements of the 2014 Consent Order are as follows:

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

On March 27, 2017, Ocwen announced that it had entered into an additional settlement with the NY DFS that, according to Ocwen’s disclosure, provides for:

•	The termination of the engagement of the NY DFS Operations Monitor appointed pursuant to the 2014 Consent Order; and

•	A determination on whether the restrictions on acquisitions of MSRs contained in the 2014 Consent Order should be eased following completion of a scheduled servicing examination.

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

•
On August 28, 2015, Walter’s wholly owned subsidiary, Reverse Mortgage Solutions, Inc. (“RMS”), received a Civil Investigative Demand (“CID”) from the CFPB to produce certain documents and answer questions relating to RMS’s marketing and provision of reverse mortgage products and services. On December 7, 2016, RMS agreed to the terms of a consent order that settled the matters arising from a CFPB investigation. Under the order, RMS, without admitting or denying the allegations detailed in the order, agreed to pay a $325,000 civil money penalty, which Walter fully accrued at December 31, 2016. RMS also agreed to injunctions against future violations of certain consumer protection statutes and regulations and agreed to establish and maintain a comprehensive compliance plan designed to ensure RMS’s compliance with applicable consumer financial protection law and the full terms of the consent order. If RMS fails to comply with the order, it could be subject to additional sanctions, including actions for contempt, actions seeking additional fines, or new actions alleging violations of consumer protection statutes.

•
Walter has also disclosed that RMS has received (i) subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005, and (ii) a letter from the NY DFS requesting information on RMS’s reverse mortgage servicing business in New York.

•
On June 17, 2016, Walter’s board of directors received a letter from a stockholder demanding that the board of directors assert legal claims against certain current and former directors and officers of Walter. The stockholder alleged that these directors and officers breached their fiduciary duties by failing to oversee Walter’s operations and internal controls regarding its loan servicing, loan origination, reverse mortgage and financial reporting practices. On June 27, 2016, the board formed an evaluation committee to consider and make a recommendation concerning the stockholder demand. On November 11, 2016, the evaluation committee recommended that the board refuse the demand, which the board adopted, and the demanding stockholder’s counsel has been informed of the board’s determination, according to Walter’s annual report.

•
On March 14, 2017, Walter disclosed in its annual report that it had identified material weaknesses in internal controls over operational processes related to Ditech default servicing activities and that, as a result, it had made several adjustments to reserves during the fourth quarter of 2016. In March and April of 2017, class action lawsuits were filed against Walter on behalf of its stockholders, alleging that Walter and its management had made false and/or misleading statements and omissions relating to its business and financial condition as a result of deficient internal controls.

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

Completion of the pending MSR Transactions is subject to various closing conditions, involves significant costs, and we cannot assure you if, when or the terms on which such transactions will close. Failure to complete the pending MSR Transactions could adversely affect our future business and results of operations.

We have entered into an agreement for the purchase and sale of approximately $67.0 billion UPB of MSRs and related Servicer Advances from PHH Mortgage Corporation and its subsidiaries (“PHH”) (the various aspects of such transaction, the “PHH Transaction”). The PHH Transaction is subject to approval by PHH stockholders. The completion of the pending PHH Transaction is subject to the satisfaction of closing conditions, and we cannot assure you that such conditions will be satisfied and that some or all portions of the PHH Transaction will be successfully completed on their current terms, if at all. In the event that any portion of the PHH Transaction is not consummated, we will have spent considerable time and resources, and incurred substantial costs, many of which must be paid even if the PHH Transaction is not completed.

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

A majority of our investments in MSRs, Excess MSRs and Servicer Advances relate to loans serviced by Nationstar or Ocwen, or subserviced by Ditech. If Nationstar or Ocwen is terminated as the servicer of some or all of these portfolios, Ditech’s servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by Nationstar or Ocwen. We closely monitor Nationstar’s, Ocwen’s and Ditech’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these servicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our servicers’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such servicers’ servicing agreement or a severe deterioration of Ditech’s servicing performance on our MSR portfolio.

Furthermore, Nationstar, Ocwen and Walter are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect their operations, reputation and liquidity, financial position and results of operations. See “—Ocwen has been and is subject to certain federal and state regulatory matters, which may adversely impact us” and “—Ditech and other Walter companies have been and may be subject to certain federal and state regulatory matters and certain other litigation, which may adversely impact us” for more information on heightened regulatory scrutiny of Ocwen and Ditech, respectively.

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

Repayment of the outstanding amount of Servicer Advances (including payment with respect to deferred servicing fees) may be subject to delay, reduction or set-off in the event that any applicable servicer or subservicer breaches any of its obligations under the related servicing agreements, including, without limitation, any failure of such servicer to perform its servicing and advancing functions in accordance with the terms of such servicing agreements. If any applicable servicer is terminated or resigns as servicer and the applicable successor servicer does not purchase all outstanding Servicer Advances at the time of transfer, collection of the Servicer Advances will be dependent on the performance of such successor servicer and, if applicable, reliance on such successor servicer’s compliance with the “first-in, first-out” or “FIFO” provisions of the Servicing Guidelines. In addition, such successor servicers may not agree to purchase the outstanding advances on the same terms as our current purchase arrangements and may require, as a condition of their purchase, modification to such FIFO provisions, which could further delay our repayment and adversely affect the returns from our investment.

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

In addition, Ocwen is a party to substantially all financing agreements with subsidiaries of HLSS acquired by us in the HLSS Acquisition (including the related Servicer Advance facilities). Our ability to obtain financing for the assets of those acquired subsidiaries is dependent on Ocwen’s agreement to be a party to its financing agreements. If Ocwen does not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all. Breaches and other events with respect to Ocwen (including, without limitation, failure of Ocwen to satisfy certain financial tests) could cause certain or all of the financing, in respect of assets acquired from HLSS, to become due and payable prior to maturity. Our ability to obtain financing on such assets is dependent on Ocwen’s ability to satisfy various tests under such financing arrangements. We will be dependent on Ocwen as the servicer of the residential mortgage loans with respect to which we are entitled to the basic fee component, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

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

If the pending PHH Transaction is consummated, a material portion of our MSR portfolio will be subserviced by each of Citi, PHH, Ditech or Nationstar. Nationstar is currently the servicer for a significant portion of our loans, and the loans underlying our Excess MSRs and Servicer Advances. The selection of Nationstar as subservicer on the MSR portfolio in our agreement with CitiMortgage, Inc. for the purchase and sale of MSRs and related Servicer Advances (including certain other agreements, the “Citi Transaction”) extends our relationship with Nationstar, which could further exacerbate our counterparty concentration and default risks. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments, and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

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

The counterparties to certain transactions related to MSRs (the “MSR Transactions”) have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. For example, on January 23, 2017, the CFPB announced a consent order against Citi. We do not know what, if any, impact this order may have on Citi or our expected investment returns on the Citi Transaction. In connection with formal and informal inquiries, the respective counterparties to the MSR Transactions may receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities, including whether certain of their residential loan servicing and originations practices, bankruptcy practices and other aspects of their business comply with applicable laws and regulatory requirements. Such counterparties cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.

A bankruptcy of any of our mortgage servicers could materially and adversely affect us.

If Nationstar, Ocwen, Ditech or any of our other mortgage servicers becomes subject to a bankruptcy proceeding, we could be materially and adversely affected, and you could suffer losses, as discussed below.

A sale of MSRs, Excess MSRs, Servicer Advances or other assets, including loans, could be re-characterized as a pledge of such assets in a bankruptcy proceeding.

We believe that a mortgage servicer’s transfer to us of MSRs, Excess MSRs, Servicer Advances and any other asset transferred pursuant to a related purchase agreement, including loans, constitutes a sale of such assets, in which case such assets would not be part of such servicer’s bankruptcy estate. The servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding that MSRs, Excess MSRs, Servicer Advances or any other assets transferred to us pursuant to the related purchase agreement were not sold to us but were instead pledged to us as security for such servicer’s obligation to repay amounts paid by us to the servicer pursuant to the related purchase agreement. We generally create and perfect security interests with respect to the MSRs that we acquire, though we do not do so in all instances. If such assertion were successful, all or part of the MSRs, Excess MSRs, Servicer Advances or any other asset transferred to us pursuant to the related purchase agreement would constitute property of the bankruptcy estate of such servicer, and our rights against the servicer could be those of a secured creditor with a lien on such present and future assets. Under such circumstances, cash proceeds generated from our collateral would constitute “cash collateral” under the provisions of the U.S. bankruptcy laws. Under U.S. bankruptcy laws, the servicer could not use our cash collateral without either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under the U.S. bankruptcy laws. In addition, under such circumstances, an issue could arise as to whether certain of these assets generated after the commencement of the bankruptcy proceeding would constitute after-acquired property excluded from our entitlement pursuant to the U.S. bankruptcy laws.

If such a recharacterization occurs, the validity or priority of our security interest in the MSRs, Excess MSRs, Servicer Advances or other assets could be challenged in a bankruptcy proceeding of such servicer.

If the purchases pursuant to the related purchase agreement are recharacterized as secured financings as set forth above, we nevertheless created and perfected security interests with respect to the MSRs, Excess MSRs, Servicer Advances and other assets that we may have purchased from such servicer by including a pledge of collateral in the related purchase agreement and filing financing statements in appropriate jurisdictions. Nonetheless, to the extent we have created and perfected a security interest, our security interests may be challenged and ruled unenforceable, ineffective or subordinated by a bankruptcy court, and the amount of our claims may be disputed so as not to include all MSRs, Excess MSRs and Servicer Advances to be collected. If this were to occur, or if we have not created a security interest, then the servicer’s obligations to us with respect to purchased MSRs, Excess MSRs, Servicer Advances and other assets would be deemed unsecured obligations, payable from unencumbered assets to be shared among all of such servicer’s unsecured creditors. In addition, even if the security interests are found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral is less than such servicer’s underlying obligations to us, the difference between such value and the total amount of such obligations will be deemed an unsecured “deficiency” claim and the same result will occur with respect to such unsecured claim. In addition, even if the security interest is found to be valid and enforceable, such servicer would have the right to use the proceeds of our collateral subject to either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under U.S. bankruptcy laws. Such servicer also would have the ability to confirm a chapter 11 plan over our objections if the plan complied with the “cramdown” requirements under U.S. bankruptcy laws.

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

If any of our servicers or subservicers were to file for bankruptcy or become the subject of a bankruptcy proceeding, it could result in an event of default under certain of our financing facilities that would acquire the immediate paydown of such facilities. In this scenario, we may not be able to comply with our obligations to purchase MSRs and Servicer Advances under the related purchase agreements. Notwithstanding this inability to purchase, the related seller may try to force us to continue making such purchases. If it is determined that we are in breach of our obligations under our purchase agreements, any claims that we may have against such related seller may be subject to offset against claims such servicer may have against us by reason of this breach.

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

Mortgage servicing is heavily regulated at the U.S. federal, state and local levels, and each transfer of MSRs to Nationstar as the subservicer of the MSRs acquired in the Citi Transaction may not be approved by the requisite regulators.

Mortgage servicers must comply with U.S. federal, state and local laws and regulations. These laws and regulations cover topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information. The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in conflict with each other or with U.S. federal law. In connection with the Citi Transaction, there is no assurance that each transfer of MSRs to Nationstar will be approved by the requisite regulators. If regulatory approval for each such transfer is not obtained, we may incur additional costs and expenses in connection with the approval of another replacement subservicer.

We do not have legal title to the MSRs underlying our Excess MSRs and Servicer Advances.

We do not have legal title to the MSRs underlying our Excess MSRs and certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire advances from Ocwen, SLS and Nationstar, and are subject to increased risks as a result of the related servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

•	the availability and cost of quality servicers and subservicers, and advance and recapture rates;

•	competition;

•	the actual and perceived state of the real estate markets, bond markets, market for dividend-paying stocks and public capital markets generally;

•	unemployment rates; and

•	the attractiveness of other types of investments relative to investments in real estate or REITs generally.

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

As of March 31, 2017, 24.0% and 21.3% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 8.6% and 6.0% of the total UPB of the residential mortgage loans underlying our Excess

MSRs and MSRs, respectively, was secured by properties located in Florida and Texas, respectively. As of March 31, 2017, 37.2% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 22.7% was located in the Southeastern U.S., 21.1% was located in the Northeastern U.S., 11.0% was located in the Midwestern U.S. and 7.7% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.3% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

As described in Note 6 to our Condensed Consolidated Financial Statements, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) have agreed to purchase all future arising Servicer Advances from Nationstar under certain residential mortgage servicing agreements. Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future Servicer Advances. A failure by any or all of the members to make such capital contributions for amounts required to fund Servicer Advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2017, 90.0% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 10.0% consisted of fixed rate securities, and 9.7% of our Agency RMBS portfolio consisted of floating rate securities and 90.3% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2017, we had outstanding repurchase agreements with an aggregate face amount of approximately $3.3 billion to finance Non-Agency RMBS and approximately $1.9 billion to finance

Agency RMBS and related trades receivable. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

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

As of March 31, 2017, certain of the notes issued under our structured Servicer Advance financing arrangements accrued interest at a floating rate of interest. Servicer Advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of Servicer Advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our Manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our Manager determines that bearing such risk is advisable or unavoidable. In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example since the 2008 recession, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our investments in MSRs, Excess MSRs, servicer advances, RMBS, loans and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate related securities at attractive prices, the value of our real estate related securities and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, REIT rules or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an amended complaint (the “Amended Complaint”). The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. On October 7, 2016, the court issued an opinion dismissing without prejudice the breach of fiduciary duty claims and declaratory judgment claims, except for the claim relating to the applicability of Article Twelfth. On October 14, 2016, plaintiff moved to reargue the Court's dismissal opinion, and defendants filed an opposition to the motion for reargument on October 28, 2016. On December 1, 2016, the court denied the motion for reargument. Plaintiff filed a second amended complaint (the “Second Amended Complaint”) on February

27, 2017 containing allegations and seeking relief similar to that in the Amended Complaint. Defendants moved to dismiss the Second Amended Complaint on March 30, 2017. The court has scheduled oral argument on the motion to dismiss for July 7, 2017.

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

In connection with the Citi Transaction, Citi’s remaining interim servicing obligations will be transferred to Nationstar, subject to GSE and other regulatory approvals. The ability to integrate and service the assets acquired in the Citi Transaction and in all similar future transactions will depend in large part on the success of Nationstar’s development and integration of expanded servicing capabilities with Nationstar’s current operations. We may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer, or is more costly, than expected.

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

A shareholder derivative action asserting some of the same claims made in the Ocwen Derivative Action, including that HLSS and others aided and abetted alleged breaches of fiduciary duties by directors and officers of Ocwen, including Mr. Erbey, has been filed in Florida state court in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida purportedly on behalf of Ocwen: Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.). The lawsuit seeks money damages from HLSS in an amount to be proved at trial. HLSS has not been served. On March 1, 2017, the court dismissed the action without prejudice.

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

HLSS acquired assets and assumed liabilities could be adversely affected as a result of events or conditions that occurred or existed before the closing of the HLSS Acquisition. Adverse changes in the assets or liabilities we have acquired or assumed, respectively, as part of the HLSS Acquisition, could occur or arise as a result of actions by HLSS or Ocwen, legal or regulatory developments, including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of HLSS or Ocwen. We are subject to a variety of risks as a result of our dependence on mortgage servicers such as Nationstar and Ocwen, including, without limitation, the potential loss of all of the value of our Excess MSRs in the event that the servicer of the underlying loans is terminated by the mortgage loan owner or RMBS bondholders. A significant decline in the value of HLSS assets or a significant increase in HLSS liabilities we have acquired could adversely affect our future business, financial condition, cash flows and results of operations. HLSS is subject to a number of other risks and uncertainties, including regulatory investigations and legal proceedings against HLSS, and others with whom HLSS conducted and conducts business. Moreover, any insurance proceeds received with respect to such matters may be inadequate to cover the associated losses. For more information regarding recent actions against Ocwen, see “—Ocwen has been and is subject to certain federal and state regulatory matters” above. Adverse developments at Ocwen, including liquidity issues, ratings downgrades, defaults under debt agreements, servicer rating downgrades, failure to comply with the terms of PSAs, termination under PSAs, Ocwen bankruptcy proceedings and additional regulatory issues and settlements, including those described above, could have a material adverse effect on us. See “—We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

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

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs related to MSRs related to the transactions contemplated by the Ocwen Purchase Agreement (Note 1 to our Condensed Consolidated Financial Statements). Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

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

As a result of recent regulatory actions, certain rating agencies have announced that they have placed Ocwen’s servicer ratings on review for possible downgrade. Any downgrades in the Ocwen servicer ratings could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity. Additionally, our response to any such downgrade actions could include a termination of applicable agreements, pursuant to their terms. Further, certain of the servicing agreements underlying our MSRs, Excess MSRs and Servicer Advances require that Ocwen maintain specified servicer ratings. The failure to satisfy such specified servicing ratings results in a termination of Ocwen, which would have a negative effect on such MSRs, Excess MSRs and Servicer Advances.

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

NRM is currently subject to various, and may become subject to additional information reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. Any failure by NRM to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could restrict our business and investment options, adversely impact our business and financial results and damage our reputation.

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

None of our officers or other senior individuals who perform services for us (other than three part-time employees of NRM), is an employee of New Residential. Instead, these individuals are employees of our Manager. Accordingly, we are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SoftBank Parent and an affiliate of SoftBank, and SoftBank Merger Sub, pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of New Residential as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Drive Shack, Nationstar and OneMain —invest in real estate related securities, consumer loans and Excess MSRs and Servicer Advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Drive Shack. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Drive Shack, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.2 billion of assets under management as of March 31, 2017.

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

On January 26, 2017, our board of directors approved an increase in our quarterly dividend to $0.48 per share of common stock for the first quarter of 2017, which resulted in reduced cash flows. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

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

4.16
Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.17
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.18
Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

10.1
Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3
New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

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

May 4, 2017

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 4, 2017

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

May 4, 2017