Form 10-Q
period 2017-06-30
New Residential Investment Corp.
filed 2017-08-03
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Common stock, $0.01 par value per share: 307,361,309 shares outstanding as of July 27, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	Servicer Advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in Servicer Advances;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Ocwen, OneMain, Ditech, PHH and other third parties;

•	events, conditions or actions that might occur at Nationstar, Ocwen, OneMain, Ditech, PHH and other third parties;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,304,666	$1,399,455
Excess mortgage servicing rights, equity method investees, at fair value	181,610	194,788
Mortgage servicing rights, at fair value	1,749,343	659,483
Mortgage servicing rights financing receivable, at fair value	118,483	—
Servicer advances, at fair value(A)	4,836,754	5,706,593
Real estate securities, available-for-sale	7,423,273	5,073,858
Residential mortgage loans, held-for-investment	757,421	190,761
Residential mortgage loans, held-for-sale(A)	1,001,472	696,665
Real estate owned	95,492	59,591
Consumer loans, held-for-investment(A)	1,569,388	1,799,486
Consumer loans, equity method investees	45,036	—
Cash and cash equivalents(A)	560,016	290,602
Restricted cash	157,344	163,095
Trades receivable	2,677,542	1,687,788
Deferred tax asset, net	65,678	151,284
Other assets	456,497	326,080
	$23,000,015	$18,399,529

Liabilities and Equity

Liabilities
Repurchase agreements	$8,261,398	$5,190,631
Notes and bonds payable(A)	7,787,782	7,990,605
Trades payable	1,814,344	1,381,968
Due to affiliates	64,813	47,348
Dividends payable	153,678	115,356
Accrued expenses and other liabilities	299,042	205,444
	18,381,057	14,931,352

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 307,361,309 and 250,773,117 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3,074	2,507
Additional paid-in capital	3,756,016	2,920,730
Retained earnings	352,414	210,500
Accumulated other comprehensive income (loss)	313,300	126,363
Total New Residential stockholders’ equity	4,424,804	3,260,100
Noncontrolling interests in equity of consolidated subsidiaries	194,154	208,077
Total Equity	4,618,958	3,468,177
	$23,000,015	$18,399,529

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(dollars in thousands)

(A)
New Residential’s Condensed Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, the Buyer (Note 6), the RPL Borrowers (Note 8), and the Consumer Loan SPVs (Note 9), which primarily hold investments in Servicer Advances, residential mortgage loans, and consumer loans, respectively, financed with notes and bonds payable. The balance sheets of the Buyer, the RPL Borrowers and the Consumer Loan SPVs are included in Notes 6, 8 and 9, respectively. The creditors of the Buyer, the RPL Borrowers, and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer, the RPL Borrowers, and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$471,952	$277,477	$764,490	$467,513
Interest expense	115,157	100,685	213,386	181,913
Net Interest Income	356,795	176,792	551,104	285,600

Impairment
Other-than-temporary impairment (OTTI) on securities	5,115	2,819	7,227	6,073
Valuation and loss provision on loans and real estate owned	20,771	16,825	38,681	23,570
	25,886	19,644	45,908	29,643

Net interest income after impairment	330,909	157,148	505,196	255,957
Servicing revenue, net	170,851	—	211,453	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	(19,180)	(15,263)	(18,359)	(7,337)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	4,246	(675)	4,002	2,347
Change in fair value of investments in mortgage servicing rights financing receivable	5,596	—	5,596	—
Change in fair value of investments in servicer advances	56,969	13,946	59,528	(17,278)
Gain on consumer loans investment	—	—	—	9,943
Gain on remeasurement of consumer loans investment	—	—	—	71,250
Gain (loss) on settlement of investments, net	13,371	(14,271)	(303)	(26,517)
Earnings from investments in consumer loans, equity method investees	5,880	—	5,880	—
Other income (loss), net	(9,035)	(3,460)	(2,191)	(20,209)
	57,847	(19,723)	54,153	12,199

Operating Expenses
General and administrative expenses	16,042	7,224	27,869	19,305
Management fee to affiliate	14,186	10,008	27,260	20,016
Incentive compensation to affiliate	40,172	4,929	52,632	6,125
Loan servicing expense	13,002	14,119	26,378	15,850
Subservicing expense	55,958	—	73,662	—
	139,360	36,280	207,801	61,296

Income Before Income Taxes	420,247	101,145	563,001	206,860
Income tax expense (benefit)	82,844	7,518	88,440	(2,705)
Net Income	$337,403	$93,627	$474,561	$209,565
Noncontrolling Interests in Income of Consolidated Subsidiaries	$15,671	$24,975	$31,451	$29,177
Net Income Attributable to Common Stockholders	$321,732	$68,652	$443,110	$180,388

Net Income Per Share of Common Stock
Basic	$1.05	$0.30	$1.49	$0.78
Diluted	$1.04	$0.30	$1.48	$0.78

Weighted Average Number of Shares of Common Stock Outstanding
Basic	307,344,874	230,478,390	297,029,904	230,474,796
Diluted	309,392,512	230,839,753	298,875,279	230,689,233

Dividends Declared per Share of Common Stock	$0.50	$0.46	$0.98	$0.92

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income (loss), net of tax
Net income	$337,403	$93,627	$474,561	$209,565
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	170,322	60,510	201,960	56,541
Reclassification of net realized (gain) loss on securities into earnings	(16,142)	3,201	(15,023)	(9,678)
	154,180	63,711	186,937	46,863
Total comprehensive income	$491,583	$157,338	$661,498	$256,428
Comprehensive income attributable to noncontrolling interests	$15,671	$24,975	$31,451	$29,177
Comprehensive income attributable to common stockholders	$475,912	$132,363	$630,047	$227,251

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	250,773,117	$2,507	$2,920,730	$210,500	$126,363	$3,260,100	$208,077	$3,468,177
Dividends declared	—	—	—	(301,196)	—	(301,196)	—	(301,196)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(45,374)	(45,374)
Issuance of common stock	56,545,787	566	833,963	—	—	834,529	—	834,529
Other dilution	—	—	625	—	—	625	—	625
Director share grants	42,405	1	698	—	—	699	—	699
Comprehensive income (loss)
Net income (loss)	—	—	—	443,110	—	443,110	31,451	474,561
Net unrealized gain (loss) on securities	—	—	—	—	201,960	201,960	—	201,960
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(15,023)	(15,023)	—	(15,023)
Total comprehensive income (loss)						630,047	31,451	661,498
Equity - June 30, 2017	307,361,309	$3,074	$3,756,016	$352,414	$313,300	$4,424,804	$194,154	$4,618,958

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$474,561	$209,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	18,359	7,337
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(4,002)	(2,347)
Change in fair value of investments in mortgage servicing rights financing receivable	(5,596)	—
Change in fair value of investments in servicer advances	(59,528)	17,278
(Gain) / loss on remeasurement of consumer loans investment	—	(71,250)
(Gain) / loss on settlement of investments (net)	303	26,517
Earnings from investments in consumer loans, equity method investees	(5,880)	—
Unrealized (gain) / loss on derivative instruments	3,684	36,160
Unrealized (gain) / loss on other ABS	(151)	950
(Gain) / loss on transfer of loans to REO	(11,612)	(10,287)
(Gain) / loss on transfer of loans to other assets	(293)	(861)
(Gain) / loss on Excess MSR recapture agreements	(1,342)	(1,420)
Accretion and other amortization	(545,386)	(331,915)
Other-than-temporary impairment	7,227	6,073
Valuation and loss provision on loans and real estate owned	38,681	23,570
Non-cash portions of servicing revenue, net	1,618	—
Non-cash directors’ compensation	698	300
Deferred tax provision	85,606	(4,131)
Changes in:
Other assets	(25,621)	39,664
Servicer advances receivable	(7,780)	—
Due to affiliates	17,465	(11,802)
Accrued expenses and other liabilities	12,985	29,271
Other operating cash flows:
Interest received from excess mortgage servicing rights	32,174	82,163
Interest received from servicer advance investments	96,639	94,870
Interest received from Non-Agency RMBS	118,339	50,074
Interest received from residential mortgage loans, held-for-investment	3,097	2,815
Interest received from PCD consumer loans, held-for-investment	28,262	18,567
Distributions of earnings from investments in excess mortgage servicing rights, equity method investees	7,433	15,532
Distributions of earnings from investments in consumer loans, equity method investees	1,229	—
Purchases of residential mortgage loans, held-for-sale	(3,193,841)	(469,665)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	2,523,335	519,615
Principal repayments from purchased residential mortgage loans, held-for-sale	45,867	64,963
Net cash provided by (used in) operating activities	(343,470)	341,606

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	—	(2,022)
SpringCastle Transaction, net of cash acquired	—	(49,943)
Restricted cash acquired from SpringCastle transaction	—	74,604
Purchase of servicer advance investments	(6,341,861)	(7,814,541)
Purchase of MSRs and Servicer Advances	(1,177,658)	—
Purchase of Agency RMBS	(4,561,503)	(3,227,130)
Purchase of Non-Agency RMBS	(1,826,031)	(1,273,231)
Purchase of residential mortgage loans	(586,154)	(319)
Purchase of derivatives	—	(4,457)
Purchase of real estate owned and other assets	(19,168)	(9,602)
Purchase of investment in consumer loans, equity method investees	(192,467)	—
Draws on revolving consumer loans	(27,240)	(16,483)
Payments for settlement of derivatives	(98,399)	(52,612)
Return of investments in excess mortgage servicing rights	95,144	94,250
Return of investments in excess mortgage servicing rights, equity method investees	9,747	4,891
Return of investments in consumer loans, equity method investees	136,021	—
Principal repayments from servicer advance investments	7,491,101	8,772,662
Principal repayments from Agency RMBS	50,412	42,442
Principal repayments from Non-Agency RMBS	265,767	143,837
Principal repayments from residential mortgage loans	21,277	17,825
Principal repayments from consumer loans	212,883	100,751
Proceeds from sale of Agency RMBS	3,534,480	3,236,165
Proceeds from sale of Non-Agency RMBS	154,498	95,683
Proceeds from settlement of derivatives	44,764	5,445
Proceeds from sale of real estate owned	38,528	30,484
Net cash provided by (used in) investing activities	(2,775,859)	168,699

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Financing Activities
Repayments of repurchase agreements	(20,745,543)	(12,026,068)
Margin deposits under repurchase agreements and derivatives	(550,012)	(182,666)
Repayments of notes and bonds payable	(4,947,215)	(4,474,167)
Payment of deferred financing fees	(5,325)	(37,144)
Common stock dividends paid	(262,874)	(212,034)
Borrowings under repurchase agreements	23,815,777	12,605,745
Return of margin deposits under repurchase agreements and derivatives	547,290	160,055
Borrowings under notes and bonds payable	4,741,739	3,741,665
Issuance of common stock	835,465	—
Costs related to issuance of common stock	(936)	—
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(45,374)	(28,441)
Purchase of Noncontrolling Interest in the Buyer	—	—
Net cash provided by (used in) financing activities	3,382,992	(453,055)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	263,663	57,250

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	453,697	344,638

Cash, Cash Equivalents, and Restricted Cash, End of Period	$717,360	$401,888

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$198,553	$75,690
Cash paid during the period for income taxes	4,765	265

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$153,678	$106,017
Purchase of Agency and Non-Agency RMBS, settled after quarter end	1,814,344	1,431,003
Sale of investments, primarily Agency RMBS, settled after quarter end	2,677,542	1,509,016
Transfer from residential mortgage loans to real estate owned and other assets	71,747	36,485
Non-cash distributions from Consumer Loan Companies	—	25
Non-cash distributions from LoanCo	16,062	—
Non-cash contingent consideration	—	5,581
MSR purchase price holdback	71,265	—
Real estate securities retained from loan securitizations	284,874	36,902
Remeasurement of Consumer Loan Companies noncontrolling interest	—	110,438

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
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

As of June 30, 2017, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in mortgage servicing rights (“MSRs”), (iii) investments in Servicer Advances (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2017. In addition, Fortress, through its affiliates, held options relating to approximately 16.1 million shares of New Residential’s common stock as of June 30, 2017.

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
June 30, 2017
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
June 30, 2017
(dollars in tables in thousands, except share data)

is permitted. New Residential adopted ASU No. 2016-18 in the fourth quarter of 2016 and has included changes in restricted cash in its statements of cash flows for all periods presented.

2. OTHER INCOME, ASSETS AND LIABILITIES

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) on sale of real estate securities, net	$21,257	$(382)	$22,250	$15,751
Gain (loss) on sale of residential mortgage loans, net	26,373	(1,672)	28,938	605
Gain (loss) on settlement of derivatives	(27,734)	(14,395)	(39,570)	(44,774)
Gain (loss) on liquidated residential mortgage loans	(3,628)	3	(5,844)	(272)
Gain (loss) on sale of REO	(2,702)	2,835	(5,312)	2,986
Other gains (losses)	(195)	(660)	(765)	(813)
	$13,371	$(14,271)	$(303)	$(26,517)

Other income (loss), net, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized gain (loss) on derivative instruments	$(8,010)	$(11,603)	$(3,684)	$(36,160)
Unrealized gain (loss) on other ABS	(607)	(1,218)	151	(950)
Gain (loss) on transfer of loans to REO	4,978	7,804	11,612	10,287
Gain (loss) on transfer of loans to other assets	81	344	293	861
Gain on Excess MSR recapture agreements	715	688	1,342	1,420
Other income (loss)	(6,192)	525	(11,905)	4,333
	$(9,035)	$(3,460)	$(2,191)	$(20,209)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
Margin receivable, net	$58,203	$55,481	Interest payable	$30,230	$23,108
Other receivables	10,837	16,350	Accounts payable	63,160	31,299
Principal and interest receivable	66,159	52,738	Derivative liabilities (Note 10)	55	3,021
Receivable from government agency	45,667	54,706	Current taxes payable	2,688	2,314
Call rights	337	337	Due to servicers	72,445	77,148
Derivative assets (Note 10)	14,177	6,762	MSR purchase price holdback	118,519	60,436
Servicing fee receivables	43,364	7,405	Other liabilities	11,945	8,118
Ginnie Mae EBO servicer advance receivable, net	12,025	14,829		$299,042	$205,444
Due from servicers	35,790	22,134
Servicer advances receivable, net(A)	147,721	81,582
Prepaid expenses	10,646	9,487
Other assets	11,571	4,269
	$456,497	$326,080

(A)	Represents Servicer Advances due to New Residential’s licensed servicer subsidiary, New Residential Mortgage LLC (Note 5).

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Six Months Ended June 30,
	2017	2016
Accretion of servicer advance interest income	$316,512	$156,749
Accretion of excess mortgage servicing rights income	49,546	76,231
Accretion of net discount on securities and loans(A)	187,039	109,228
Amortization of deferred financing costs	(6,800)	(9,320)
Amortization of discount on notes and bonds payable	(911)	(973)
	$545,386	$331,915

(A)	Includes accretion of the accretable yield on PCD loans.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2017
Interest income	$18,128	$2,535	$244,308	$113,475	$25,638	$67,698	$170	$471,952
Interest expense	9,005	10,600	40,720	29,571	11,628	13,633	—	115,157
Net interest income (expense)	9,123	(8,065)	203,588	83,904	14,010	54,065	170	356,795
Impairment	—	—	—	5,115	5,261	15,510	—	25,886
Servicing revenue, net	—	170,851	—	—	—	—	—	170,851
Other income (loss)	(14,219)	5,596	54,774	(15,374)	21,174	5,896	—	57,847
Operating expenses	112	59,318	605	297	8,406	11,544	59,078	139,360
Income (Loss) Before Income Taxes	(5,208)	109,064	257,757	63,118	21,517	32,907	(58,908)	420,247
Income tax expense (benefit)	—	(10,666)	88,547	—	4,793	170	—	82,844
Net Income (Loss)	$(5,208)	$119,730	$169,210	$63,118	$16,724	$32,737	$(58,908)	$337,403
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$3,328	$—	$—	$12,343	$—	$15,671
Net income (loss) attributable to common stockholders	$(5,208)	$119,730	$165,882	$63,118	$16,724	$20,394	$(58,908)	$321,732

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2017
Interest income	$49,546	$2,560	$321,012	$207,283	$43,631	$140,104	$354	$764,490
Interest expense	19,077	11,587	84,596	50,452	19,168	28,506	—	213,386
Net interest income (expense)	30,469	(9,027)	236,416	156,831	24,463	111,598	354	551,104
Impairment	—	—	—	7,227	3,243	35,438	—	45,908
Servicing revenue, net	—	211,453	—	—	—	—	—	211,453
Other income (loss)	(13,015)	5,809	56,575	(20,970)	19,838	5,916	—	54,153
Operating expenses	198	79,041	1,429	628	14,259	22,982	89,264	207,801
Income (Loss) Before Income Taxes	17,256	129,194	291,562	128,006	26,799	59,094	(88,910)	563,001
Income tax expense (benefit)	—	(11,945)	97,739	—	2,476	170	—	88,440
Net Income (Loss)	$17,256	$141,139	$193,823	$128,006	$24,323	$58,924	$(88,910)	$474,561
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$9,148	$—	$—	$22,303	$—	$31,451
Net income (loss) attributable to common stockholders	$17,256	$141,139	$184,675	$128,006	$24,323	$36,621	$(88,910)	$443,110

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
June 30, 2017
Investments	$1,486,276	$1,867,826	$4,936,226	$7,323,801	$1,854,385	$1,614,424	$—	$19,082,938
Cash and cash equivalents	888	443,792	76,969	6,016	2,521	25,902	3,928	560,016
Restricted cash	24,719	10,476	67,254	—	—	54,895	—	157,344
Other assets	2,424	192,065	83,715	2,759,043	108,829	40,313	13,328	3,199,717
Total assets	$1,514,307	$2,514,159	$5,164,164	$10,088,860	$1,965,735	$1,735,534	$17,256	$23,000,015
Debt	$764,601	$1,008,104	$4,594,409	$6,697,202	$1,461,034	$1,523,830	$—	$16,049,180
Other liabilities	2,177	208,230	20,706	1,830,355	40,252	6,943	223,214	2,331,877
Total liabilities	766,778	1,216,334	4,615,115	8,527,557	1,501,286	1,530,773	223,214	18,381,057
Total equity	747,529	1,297,825	549,049	1,561,303	464,449	204,761	(205,958)	4,618,958
Noncontrolling interests in equity of consolidated subsidiaries	—	—	159,167	—	—	34,987	—	194,154
Total New Residential stockholders’ equity	$747,529	$1,297,825	$389,882	$1,561,303	$464,449	$169,774	$(205,958)	$4,424,804
Investments in equity method investees	$181,610	$—	$—	$—	$—	$45,036	$—	$226,646

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2016
Interest income	$33,263	$82,793	$68,214	$14,272	$78,309	$626	$277,477
Interest expense	5,181	58,795	10,933	6,904	18,872	—	100,685
Net interest income (expense)	28,082	23,998	57,281	7,368	59,437	626	176,792
Impairment	—	—	2,819	855	15,970	—	19,644
Servicing revenue, net	—	—	—	—	—	—	—
Other income (loss)	(15,875)	15,064	(24,403)	5,491	—	—	(19,723)
Operating expenses	298	944	477	2,718	12,614	19,229	36,280
Income (Loss) Before Income Taxes	11,909	38,118	29,582	9,286	30,853	(18,603)	101,145
Income tax expense (benefit)	—	7,397	—	42	75	4	7,518
Net Income (Loss)	$11,909	$30,721	$29,582	$9,244	$30,778	$(18,607)	$93,627
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$10,345	$—	$—	$14,630	$—	$24,975
Net income (loss) attributable to common stockholders	$11,909	$20,376	$29,582	$9,244	$16,148	$(18,607)	$68,652

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2016
Interest income	$76,231	$163,760	$114,127	$33,765	$78,310	$1,320	$467,513
Interest expense	8,115	121,870	18,417	14,294	19,217	—	181,913
Net interest income (expense)	68,116	41,890	95,710	19,471	59,093	1,320	285,600
Impairment	—	—	6,073	7,600	15,970	—	29,643
Servicing revenue, net	—	—	—	—	—	—	—
Other income (loss)	(4,182)	(12,327)	(60,864)	8,364	81,193	15	12,199
Operating expenses	530	2,047	938	6,943	14,218	36,620	61,296
Income (Loss) Before Income Taxes	63,404	27,516	27,835	13,292	110,098	(35,285)	206,860
Income tax expense (benefit)	—	(2,605)	—	(179)	75	4	(2,705)
Net Income (Loss)	$63,404	$30,121	$27,835	$13,471	$110,023	$(35,289)	$209,565
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$14,547	$—	$—	$14,630	$—	$29,177
Net income (loss) attributable to common stockholders	$63,404	$15,574	$27,835	$13,471	$95,393	$(35,289)	$180,388

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2016	$611,293	$3,935	$784,227	$1,399,455
Purchases	—	—	—	—
Interest income	21,263	(495)	28,778	49,546
Other income	1,342	—	—	1,342
Proceeds from repayments	(62,691)	(1,023)	(63,604)	(127,318)
Change in fair value	215	339	(18,913)	(18,359)
Balance as of June 30, 2017	$571,422	$2,756	$730,488	$1,304,666

(A)	Specialized Loan Servicing LLC (“SLS”).

(B)
Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), services the loans underlying the Excess MSRs and Servicer Advances acquired from HLSS.

Nationstar, SLS or Ocwen, as applicable, as servicer, performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	June 30, 2017							December 31, 2016
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$72,609,125	32.5% - 66.7% (53.2%)	0.0% - 40.0%	20.0% - 35.0%	5.9	$277,034	$304,980	$330,323
Recapture Agreements	—	32.5% - 66.7% (53.2%)	0.0% - 40.0%	20.0% - 35.0%	12.6	21,630	48,995	51,434
	72,609,125				6.4	298,664	353,975	381,757

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$70,867,185	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.3	$167,751	$199,753	$219,980
Recapture Agreements	—	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	12.5	9,157	20,450	13,491
Ocwen Serviced Pools	111,983,880	100.0%	—%	—%	6.4	706,586	730,488	784,227
	182,851,065				6.3	883,494	950,691	1,017,698
Total	$255,460,190				6.3	$1,182,158	$1,304,666	$1,399,455

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)	New Residential also invested in related Servicer Advances, including the basic fee component of the related MSR as of June 30, 2017 (Note 6) on $169.6 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Original and Recaptured Pools	$(21,736)	$(18,694)	$(28,984)	$(12,997)
Recapture Agreements	2,556	3,431	10,625	5,660
	$(19,180)	$(15,263)	$(18,359)	$(7,337)

As of June 30, 2017, a weighted average discount rate of 9.7% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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
June 30, 2017
(dollars in tables in thousands, except share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	June 30, 2017	December 31, 2016
Excess MSR assets	$344,521	$372,391
Other assets	18,698	17,184
Other liabilities	—	—
Equity	$363,219	$389,575
New Residential’s investment	$181,610	$194,788

New Residential’s ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$8,931	$4,240	$13,114	$12,321
Other income (loss)	(420)	(5,569)	(5,065)	(7,583)
Expenses	(19)	(21)	(45)	(44)
Net income	$8,492	$(1,350)	$8,004	$4,694
New Residential’s investments in equity method investees changed during the six months ended June 30, 2017 as follows:

Balance at December 31, 2016	$194,788
Contributions to equity method investees	—
Transfers to direct ownership	—
Distributions of earnings from equity method investees	(7,433)
Distributions of capital from equity method investees	(9,747)
Change in fair value of investments in equity method investees	4,002
Balance at June 30, 2017	$181,610

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	June 30, 2017
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$56,215,426	66.7%	50.0%	$230,946	$291,907	5.8
Recapture Agreements	—	66.7%	50.0%	26,102	52,614	12.8
Total	$56,215,426			$257,048	$344,521	6.5

(A)	The remaining interests are held by Nationstar.

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
June 30, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments:

	Aggregate Direct and Equity Method Investees
	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2017	December 31, 2016
California	24.0%	24.1%
Florida	8.7%	8.6%
New York	8.1%	7.9%
Texas	4.6%	4.6%
New Jersey	4.2%	4.2%
Maryland	3.8%	3.7%
Illinois	3.5%	3.5%
Virginia	3.1%	3.1%
Georgia	3.1%	3.1%
Massachusetts	2.7%	2.7%
Arizona	2.5%	2.5%
Washington	2.5%	2.6%
Other U.S.	29.2%	29.4%
	100.0%	100.0%

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

See Note 11 regarding the financing of Excess MSRs.

5. INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MORTGAGE SERVICING RIGHTS FINANCING RECEIVABLE

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the Federal Housing Administration (“FHA”) to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. As of June 30, 2017, NRM is in compliance with such policies and guidelines, as well as with other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Condensed Consolidated Statements of Income. As of June 30, 2017, these subservicers include Ditech, Nationstar, Citi, Flagstar, and PHH, which subservice 37.2%, 21.4%, 33.2%, 1.5%, and 6.7% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivable).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by Ditech (defined below) and Nationstar. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech or Nationstar of a loan in the original portfolios.

Walter Flows MSRs

On August 8, 2016, NRM entered into a flow and bulk agreement for the purchase and sale of mortgage servicing rights (the “Walter Purchase Agreement”) with Ditech Financial LLC (“Ditech”), a subsidiary of Walter Investment Management Corp. During the six months ended June 30, 2017, pursuant to the Walter Purchase Agreement, NRM purchased Walter Flow MSRs with respect to certain Fannie Mae residential mortgage loans with a total UPB of $5.0 billion for a purchase price of approximately $40.4 million. Ditech will subservice the related residential mortgage loans.

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

RCS Transaction

On February 17, 2017, NRM entered into an agreement with Residential Credit Solutions, Inc. (“RCS”) to purchase the MSRs and related Servicer Advances with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $5.2 billion in total UPB for a purchase price of approximately $48.6 million and $1.3 million, respectively, with a purchase price holdback of approximately $4.9 million. The purchase included multiple settlement dates in February and March 2017. Ditech subservices the related residential mortgage loans.

Subservicing Agreements

On January 27, 2017, NRM entered into agreements pursuant to which Nationstar will subservice certain MSR portfolios on behalf of NRM, subject to GSE and other regulatory approvals. In March 2017 and April 2017, subservicing duties for a portion of the residential mortgage loans related to the FirstKey Transaction and Citi Transaction, respectively, were transferred to Nationstar from FirstKey and Citi, respectively. On May 16, 2017, NRM entered into a subservicing agreement with Flagstar Bank, FSB (“Flagstar”). Flagstar was the predecessor subservicer of the remaining portion of the residential mortgage loans related to the FirstKey Transaction. The subservicing duties transferred to Flagstar in May 2017. As of June 30, 2017, subservicing for $24.1 billion UPB related to the Citi Transaction has transferred to Nationstar.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Servicing fee revenue	$120,432	$185,901
Ancillary and other fees	24,982	27,170
Servicing fee revenue and fees	145,414	213,071
Amortization of servicing rights	(64,305)	(90,601)
Change in valuation inputs and assumptions	89,742	88,983
Servicing revenue, net	$170,851	$211,453

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2016	$659,483
Purchases	1,091,478
Amortization of servicing rights(A)	(90,601)
Change in valuation inputs and assumptions	88,983
Balance as of June 30, 2017	$1,749,343

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

The following is a summary of New Residential’s investments in MSRs as of June 30, 2017:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$180,887,054	6.9	$1,556,681	$1,749,343
Non-Agency	67,944	7.0	—	—
Total	$180,954,998	6.9	$1,556,681	$1,749,343

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of June 30, 2017, a weighted average discount rate of 10.5% was used to value New Residential’s investments in MSRs.

Mortgage Servicing Rights Financing Receivable

PHH Transaction

On December 28, 2016, NRM entered into an agreement with PHH Mortgage Corporation and its subsidiaries (“PHH”) to purchase the MSRs and related Servicer Advances with respect to approximately $61.1 billion in total UPB of seasoned Agency and private-label residential mortgage loans for a purchase price of approximately $509.9 million and $221.9 million, respectively. $13.2 billion of UPB closed in the second quarter of 2017, and the remainder is expected to close beginning in the third quarter of 2017, subject to GSE and other regulatory approvals, various consents and approvals from third-parties, and other customary closing conditions. Concurrently with the purchase agreement, NRM entered into a subservicing agreement with PHH, pursuant to which PHH Mortgage, a wholly owned subsidiary of PHH, subservices the residential mortgage loans underlying the MSRs acquired by NRM for an initial term of three years, subject to certain conditions. New Residential has entered into a recapture agreement with respect to each of its MSR investments subserviced by PHH. Under the recapture agreement, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH of a loan in the original portfolio.

As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes New Residential determined that substantially all of the risks and rewards inherent

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivable. Income from this investment is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivable in the Condensed Consolidated Statements of Income.

Interest income from investments in mortgage servicing rights financing receivable was comprised of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Servicing fee revenue	$2,675	$2,675
Ancillary and other fees	75	75
Less: subservicing expense	(294)	(294)
Interest income, investments in mortgage servicing rights financing receivable	$2,456	$2,456

Change in fair value of investments in mortgage servicing rights financing receivable was comprised of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Amortization of servicing rights	$(1,127)	$(1,127)
Change in valuation inputs and assumptions	6,723	6,723
Change in fair value of investments in mortgage servicing rights financing receivable	$5,596	$5,596

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivable:

Balance as of December 31, 2016	$—
Investments made	112,887
Amortization of servicing rights(A)	(1,127)
Change in valuation inputs and assumptions	6,723
Balance as of June 30, 2017	$118,483

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivable as of June 30, 2017:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$13,070,096	6.3	$111,760	$118,483

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of June 30, 2017, a weighted average discount rate of 11.0% was used to value New Residential’s investments in mortgage servicing rights financing receivable.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivable:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2017	December 31, 2016
California	20.7%	20.5%
Texas	6.0%	6.3%
New York	5.9%	2.8%
Florida	5.8%	7.3%
New Jersey	4.7%	4.5%
Illinois	4.3%	4.1%
Massachusetts	4.0%	4.1%
Michigan	3.9%	3.1%
Pennsylvania	3.1%	2.9%
Georgia	3.0%	2.7%
Other U.S.	38.6%	41.7%
	100.0%	100.0%

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

6. INVESTMENTS IN SERVICER ADVANCES

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, purchased the outstanding Servicer Advances related to a portfolio of residential mortgage loans that is serviced by Nationstar and is a subset of the same portfolio of loans in which New Residential has invested in a portion of the Excess MSRs (Note 4), including the basic fee component of the related MSRs. A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 45.8% interest in the Buyer as of June 30, 2017. As of June 30, 2017, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2017, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $298.4 million and $240.1 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased Servicer Advances from Nationstar, is required to purchase all future Servicer Advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of June 30, 2017 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
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

In April 2015, New Residential acquired Servicer Advances, including the related basic fee portion of the MSR, and Excess MSRs in connection with the HLSS Acquisition. Ocwen services the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of June 30, 2017 is equal to 6.1 basis points times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target.

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

The following is a summary of the investments made by New Residential in Servicer Advances, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2017
Servicer Advances(C)	$4,758,268	$4,836,754	6.5%	6.8%	5.1
As of December 31, 2016
Servicer Advances(C)	$5,687,635	$5,706,593	5.6%	5.5%	4.6

(A)	Carrying value represents the fair value of the investments in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)
Excludes asset-backed securities collateralized by Servicer Advances, which have aggregate face amounts of $100.0 million and $100.0 million and aggregate carrying values of $100.0 million and $100.1 million as of June 30, 2017 and December 31, 2016, respectively. See Note 7 for details related to these securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Changes in Fair Value Recorded in Other Income	$56,969	$13,946	$59,528	$(17,278)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The following is additional information regarding the Servicer Advances and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
June 30, 2017
Servicer Advances(D)	$169,570,376	$4,470,640	2.6%	$4,443,368	93.5%	92.3%	3.3%	2.9%
December 31, 2016
Servicer Advances(D)	$186,362,657	$5,617,759	3.0%	$5,560,412	94.5%	93.4%	3.2%	2.8%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) on which New Residential receives financing. If New Residential were to include these DSF in the Servicer Advance balance, gross and net LTV as of June 30, 2017 would be 88.3% and 87.2%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $93.5 million from the outstanding Servicer Advances debt. If New Residential were to sell these bonds, gross and net LTV as of June 30, 2017 would be 95.5% and 94.3%, respectively.

(B)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances comprise the investments in Servicer Advances:

	June 30, 2017	December 31, 2016
Principal and interest advances	$1,157,755	$1,489,929
Escrow advances (taxes and insurance advances)	2,016,672	2,613,050
Foreclosure advances	1,296,213	1,514,780
Total	$4,470,640	$5,617,759

Interest income recognized by New Residential related to its investments in Servicer Advances was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income, gross of amounts attributable to servicer compensation	$133,098	$192,342	$206,954	$419,630
Amounts attributable to base servicer compensation(A)	(102,359)	(23,399)	(106,506)	(52,908)
Amounts attributable to incentive servicer compensation(A)	209,730	(90,831)	216,064	(209,973)
Interest income from investments in Servicer Advances(A)	$240,469	$78,112	$316,512	$156,749

(A)
Total interest income of $240.5 million for the three months ended June 30, 2017 includes a retrospective adjustment of $157.6 million which was mainly due to a change in the cost of subservicing assumption to 13 bps relating to the HLSS portfolio.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	June 30, 2017	December 31, 2016
Assets
Servicer Advance investments, at fair value	$1,350,327	$1,731,633
Cash and cash equivalents	35,063	37,854
All other assets	16,237	19,799
Total assets(A)	$1,401,627	$1,789,286
Liabilities
Notes and bonds payable	$1,103,521	$1,464,851
All other liabilities	4,482	5,187
Total liabilities(A)	$1,108,003	$1,470,038

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	June 30, 2017	December 31, 2016
Total Advance Purchaser LLC equity	$293,624	$319,248
Others’ ownership interest	54.2%	54.2%
Others’ interest in equity of consolidated subsidiary	$159,167	$173,057

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Advance Purchaser LLC income	$6,140	$18,647	$16,876	$26,222
Others’ ownership interest as a percent of total(A)	54.2%	55.5%	54.2%	55.5%
Others’ interest in net income of consolidated subsidiaries	$3,328	$10,345	$9,148	$14,547

(A)
As a result, New Residential owned 45.8% and 44.5% of the Buyer, on average during the three months ended June 30, 2017 and 2016, respectively and 45.8% and 44.5% of the Buyer, on average during the six months ended June 30, 2017 and 2016, respectively.

See Note 11 regarding the financing of Servicer Advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
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

Activities related to New Residential’s investments in real estate securities were as follows:

	Six Months Ended June 30, 2017
	(in millions)
	Agency	Non-Agency
Purchases
Face	$4,853.1	$5,529.5
Purchase Price	$4,982.5	$2,138.3

Sales
Face	$4,409.0	$201.5
Amortized Cost	$4,519.8	$135.9
Sale Price	$4,523.5	$154.4
Gain (Loss) on Sale	$3.7	$18.5

On June 30, 2017, New Residential sold and purchased $2.6 billion and $1.7 billion face amount of Agency RMBS for $2.7 billion and $1.8 billion, respectively, and purchased $23.7 million face amount of Non-Agency RMBS for $13.8 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

	June 30, 2017											December 31, 2016
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$1,880,434	$1,941,558	$552	$(5,917)	$1,936,193	88	AAA	3.50%	2.98%	9.5	N/A	$1,530,298
Non-Agency RMBS(H) (I)	11,907,355	5,169,234	339,748	(21,902)	5,487,080	731	CCC	2.00%	5.83%	8.0	9.0%	3,543,560
Total/ Weighted Average	$13,787,789	$7,110,792	$340,300	$(27,819)	$7,423,273	819	BB-	2.39%	5.05%	8.4		$5,073,858

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 207 bonds with a carrying value of $325.3 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $161.9 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities and servicer advance bonds.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $1.8 billion for fixed rate securities and $123.2 million for floating rate securities as of June 30, 2017.

(H)
The total outstanding face amount was $1.3 billion (including $0.7 billion of residual and fair value option notional amount) for fixed rate securities and $10.6 billion (including $4.2 billion of residual and fair value option notional amount) for floating rate securities as of June 30, 2017.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by Servicer Advances and (iii) bonds backed by Consumer Loans.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Servicer Advance Bonds	$100,000	$99,758	$242	$—	$100,000	1	AAA	3.21%	3.09%	0.2	N/A
Consumer Loan Bonds	137,500	16,253	109	—	16,362	1	N/A	N/A	15.22%	1.6	N/A
Fair Value Option Securities
Interest-only Securities	4,163,429	208,350	8,711	(10,624)	206,437	42	AA+	1.62%	6.56%	3.4	N/A
Servicing Strips	441,478	5,261	1,089	—	6,350	15	N/A	0.27%	22.24%	6.5	N/A

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2017, New Residential recorded OTTI charges of $7.2 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of June 30, 2017.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$4,849,502	$2,470,372	$(2,768)	$2,467,604	$(15,659)	$2,451,945	186	CCC+	2.90%	3.94%	9.3
12 or More Months	807,047	237,654	(2,347)	235,307	(12,160)	223,147	48	BBB	2.50%	3.43%	5.3
Total/Weighted Average	$5,656,549	$2,708,026	$(5,115)	$2,702,911	$(27,819)	$2,675,092	234	B	2.86%	3.89%	9.0

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of June 30, 2017.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 59 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 7 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2017
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	326,150	329,730	(5,115)	(3,580)
Non-credit impaired securities	2,348,942	2,373,181	—	(24,239)
Total debt securities in an unrealized loss position	$2,675,092	$2,702,911	$(5,115)	$(27,819)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of June 30, 2017.

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

The following table summarizes the activity related to credit losses on debt securities:

Six Months Ended June 30, 2017
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$15,495
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	3,178
Additions for credit losses on securities for which an OTTI was not previously recognized	4,049
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(857)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$21,865

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	June 30, 2017		December 31, 2016
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$4,496,161	38.5%	$2,757,424	38.3%
Southeastern U.S.	2,760,624	23.7%	1,635,596	22.7%
Northeastern U.S.	2,295,432	19.7%	1,426,519	19.8%
Midwestern U.S.	1,247,366	10.7%	778,372	10.8%
Southwestern U.S.	845,200	7.2%	557,033	7.7%
Other(B)	25,072	0.2%	47,274	0.7%
	$11,669,855	100.0%	$7,202,218	100.0%

(A)
Excludes $100.0 million and $137.5 million face amount of bonds backed by Servicer Advances and Consumer Loans, respectively, as of June 30, 2017 and $100.0 million face amount of bonds backed by Servicer Advance Bonds as of December 31, 2016.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the six months ended June 30, 2017, excluding residual and fair value option securities, the face amount of these real estate securities was $2,057.1 million, with total expected cash flows of $1,855.0 million and a fair value of $1,188.8 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
June 30, 2017	$4,697,717	$3,024,966
December 31, 2016	2,951,498	1,871,466

The following is a summary of the changes in accretable yield for these securities:

Six Months Ended June 30, 2017
Balance at December 31, 2016	$1,200,125
Additions	666,284
Accretion	(83,109)
Reclassifications from (to) non-accretable difference	303,927
Disposals	(63,635)
Balance at June 30, 2017	$2,023,592

See Note 11 regarding the financing of real estate securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Sale

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	June 30, 2017									December 31, 2016
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Reverse Mortgage Loans(E) (F)	$—	$—	—	—%	—	—%	—%	—%	N/A	$—
Performing Loans(G)	589,962	527,098	8,294	8.0%	5.5	18.8%	84.3%	8.4%	652	—
Purchased Credit Deteriorated Loans(H)	319,239	230,323	2,572	5.5%	3.3	14.7%	87.2%	86.9%	597	190,761
Total Residential Mortgage Loans, held-for-investment	$909,201	$757,421	10,866	7.1%	4.7	17.4%	85.3%	35.9%	632	$190,761

Reverse Mortgage Loans(E) (F)	$20,481	$10,709	59	6.8%	4.6	15.7%	137.0%	76.1%	N/A	$11,468
Performing Loans(G) (I)	285,063	287,087	7,475	4.6%	4.4	8.3%	72.8%	9.3%	617	175,194
Non-Performing Loans(H) (I)	928,908	703,676	5,677	5.5%	4.0	18.5%	97.5%	66.0%	583	510,003
Total Residential Mortgage Loans, held-for-sale	$1,234,452	$1,001,472	13,211	5.3%	4.1	16.1%	92.5%	53.1%	591	$696,665

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

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

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of June 30, 2017, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $37.9 million and $76.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2017	December 31, 2016
New York	15.8%	16.7%
New Jersey	7.0%	9.6%
Florida	7.9%	11.4%
California	7.8%	10.3%
Texas	5.4%	3.9%
Maryland	3.1%	4.7%
Illinois	4.0%	4.0%
Massachusetts	3.3%	3.5%
Pennsylvania	3.8%	2.9%
Washington	2.1%	2.8%
Other U.S.	39.8%	30.2%
	100.0%	100.0%

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

		Securities Owned Prior		Assets Acquired				Loans Sold (C)		Retained Bonds	Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	Date of Securitization	UPB	Gain (Loss)	Basis	Loan UPB	Loan Price	REO & Other Price
January 2017	2	$49.3	$43.6	$98.8	$96.7	$7.5	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
February 2017	31	60.9	40.1	882.0	895.5	10.1	March 2017	$773.8	$2.1	$81.9	$105.9	$90.1	$10.8
March 2017	12	—	—	222.4	228.8	0.4	N/A(C)	N/A(C)	N/A(C)	N/A(C)	27.7	25.7	0.4
April 2017	—	—	—	—	—	—	April 2017	668.0	10.3	76.1	—	—	—
April 2017	14	9.8	6.3	376.9	378.8	5.9	N/A(C)	N/A(C)	N/A(C)	N/A(C)	62.5	55.7	5.9
May 2017	15	26.4	16.9	420.5	424.4	3.7	June 2017#1	716.0	5.7	68.4	47.6	40.5	3.7
June 2017	20	1.0	0.5	534.8	549.8	0.8	June 2017#2	497.6	10.3	58.4	34.9	40.4	0.8
June 2017	3	28.2	17.3	101.7	106.6	1.9	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

(A)	Any related securitization may occur on the same or a subsequent date, depending on market conditions and other factors.

(B)
Price includes par amount paid for all underlying residential mortgage loans of the trusts, plus the basis of the exercised call rights, plus advances and costs incurred (including MSR Fund Payments, as defined in Note 15) in exercising such call rights.

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. The securitization that occurred in April 2017 primarily included loans from the March 2017 calls and other acquired loans. The June 2017#1 securitization primarily included loans from the April 2017 and May 2017 calls, but also included $31.1 million of previously acquired loans. No loans from the January 2017 calls and no loans from the last three June 2017 calls had been securitized by June 30, 2017. In May 2017, certain reperforming residential mortgage loans were financed with a securitization which was not treated as a sale for accounting purpose (see Variable Interest Entities below and Note 11).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

June 30, 2017
Days Past Due	Delinquency Status(A)
Current	47.4%
30-59	44.2%
60-89	8.4%
90-119(B)	—%
120+(C)	—%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$—
Purchases/additional fundings	527,098
Proceeds from repayments	—
Accretion of loan discount (premium) and other amortization(A)	—
Provision for loan losses	—
Transfer of loans to other assets	—
Transfer of loans to real estate owned	—
Balance at June 30, 2017	$527,098

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$—
Provision for loan losses(A)	—
Charge-offs(B)	—
Balance at June 30, 2017	$—

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
June 30, 2017
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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2016	$190,761
Purchases/additional fundings	58,884
Sales	—
Proceeds from repayments	(15,277)
Accretion of loan discount and other amortization	10,085
Transfer of loans to real estate owned	(14,130)
Transfer of loans to held-for-sale	—
Balance at June 30, 2017	$230,323

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
June 30, 2017	$319,239	$230,323
December 31, 2016	203,673	190,761

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2016	$23,688
Additions	21,454
Accretion	(10,085)
Reclassifications from non-accretable difference(A)	3,750
Disposals(B)	(545)
Transfer of loans to held-for-sale(C)	—
Balance at June 30, 2017	$38,262

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Six Months Ended June 30, 2017
Loans Held-for-Sale
Balance at December 31, 2016	$696,665
Purchases(A)	3,193,841
Transfer of loans from held-for-investment(B)	—
Sales	(2,782,877)
Transfer of loans to other assets(C)	(10,135)
Transfer of loans to real estate owned	(35,577)
Proceeds from repayments	(57,167)
Valuation (provision) reversal on loans(D)	(3,278)
Balance at June 30, 2017	$1,001,472

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $8.1 million of provision related to the call transactions executed during the six months ended June 30, 2017.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2016	$59,591
Purchases	19,168
Transfer of loans to real estate owned	61,319
Sales	(43,840)
Valuation provision on REO	(746)
Balance at June 30, 2017	$95,492

As of June 30, 2017, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $491.3 million.

In addition, New Residential has recognized $45.7 million in unpaid claims receivable from FHA on Ginnie Mae early buy-out (“EBO”) loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Variable Interest Entities

New Residential formed entities (the “RPL Borrowers”) that issued securitized debt collateralized by reperforming residential mortgage loans. The RPL Borrowers are VIEs of which subsidiaries of New Residential are the primary beneficiaries, as a result of controlling the related optional redemption feature and owning certain notes issued by the RPL Borrowers. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

As of
June 30, 2017
Assets
Residential mortgage loans	$194,840
Other assets	—
Total assets(A)	$194,840
Liabilities
Notes and bonds payable(B)	$192,524
Accounts payable and accrued expenses	16
Total liabilities(A)	$192,540

(A)
The creditors of the RPL Borrowers do not have recourse to the general credit of New Residential, and the assets of the RPL Borrowers are not directly available to satisfy New Residential’s obligations.

(B)	Includes $78.0 million of bonds retained by New Residential issued by these VIEs.

As described in “Call Rights” above, New Residential has issued securitizations which were treated as sales under GAAP. New Residential has no obligation to repurchase any loans from these securitizations and its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities. These securitizations are conducted through variable interest entities, of which New Residential is not the primary beneficiary. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of June 30, 2017:

Residential mortgage loan UPB	$4,631,527
Weighted average delinquency(A)	1.27%
Net credit losses for the six months ended June 30, 2017	$3,371
Face amount of debt held by third parties(B)	$4,373,109

Carrying value of bonds retained by New Residential	$409,391
Cash flows received by New Residential on these bonds for the six months ended June 30, 2017	$34,510

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

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
June 30, 2017
(dollars in tables in thousands, except share data)

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

In 2016, New Residential agreed to purchase newly originated consumer loans from a third party (“Consumer Loan Seller”). In the aggregate, as of December 31, 2016, New Residential had purchased $177.4 million UPB of loans for an aggregate purchase price of $176.2 million from Consumer Loan Seller. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment.

Upon acquisition, consumer loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. New Residential determined that it has the intent and ability to hold the consumer loans for the foreseeable future and accounts for consumer loans based on the following categories:

•	Loans Held-for-Investment:

◦	Performing Loans

◦	PCD Loans

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2017
Consumer Loan Companies
Performing Loans	$1,127,296	53.5%	$1,174,324	18.7%	3.9	5.4%
Purchased Credit Deteriorated Loans(C)	322,685	53.5%	272,684	16.4%	3.4	12.2%
Other - Performing Loans	126,353	100.0%	122,380	14.2%	1.2	2.4%
Total Consumer Loans, held-for-investment	$1,576,334		$1,569,388	17.9%	3.6	6.6%
December 31, 2016
Consumer Loan Companies
Performing Loans	$1,275,121	53.5%	$1,321,825	18.7%	4.2	6.3%
Purchased Credit Deteriorated Loans(C)	371,261	53.5%	316,532	16.6%	3.6	14.0%
Other - Performing Loans	163,570	100.0%	161,129	14.2%	1.5	0.3%
Total Consumer Loans, held-for-investment	$1,809,952		$1,799,486	17.9%	3.8	7.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

June 30, 2017
Days Past Due	Delinquency Status(A)
Current	94.7%
30-59	2.3%
60-89	1.2%
90-119(B)	0.7%
120+(B) (C)	1.1%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$1,482,954
Purchases	—
Additional fundings(A)	27,240
Proceeds from repayments	(174,319)
Accretion of loan discount and premium amortization, net	2,774
Gross charge-offs	(40,139)
Additions to the allowance for loan losses, net	(1,806)
Balance at June 30, 2017	$1,296,704

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2016	$2,441	$997	$3,438
Provision (reversal) for loan losses	36,845	275	37,120
Net charge-offs(C)	(35,314)	—	(35,314)
Balance at June 30, 2017	$3,972	$1,272	$5,244

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of June 30, 2017, there are $8.1 million in UPB and $8.2 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $4.8 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2016	$316,532
(Allowance) reversal for loan losses(A)	1,682
Proceeds from repayments	(66,826)
Accretion of loan discount and other amortization	21,296
Balance at June 30, 2017	$272,684

(A)	Represents the present value of cash flows expected at acquisition that are no longer expected to be collected.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
June 30, 2017	$322,685	$272,684
December 31, 2016	371,261	316,532

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2016	$167,928
Accretion	(21,296)
Reclassifications to non-accretable difference(A)	(7,245)
Balance at June 30, 2017	$139,387

(A)	Represents a probable and significant decrease in cash flows previously expected to be collectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	June 30, 2017	December 31, 2016
Total Consumer Loan Companies equity	$75,132	$75,311
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$34,987	$35,020

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Consumer Loan Companies income (loss)	$26,545	$31,464	$47,965	$31,464
Others’ ownership interest as a percent of total	46.5%	46.5%	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$12,343	$14,630	$22,303	$14,630

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
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

As of
June 30, 2017
Assets
Consumer loans, held-for-investment	$1,447,008
Restricted cash	12,400
Accrued interest receivable	21,229
Total assets(A)	$1,480,637
Liabilities
Notes and bonds payable(B)	$1,450,605
Accounts payable and accrued expenses	850
Total liabilities(A)	$1,451,455

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

(B)	Includes $121.0 million of bonds retained by New Residential issued by these VIEs.

Equity Method Investees

In February 2017, New Residential completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two year term. New Residential, along with three co-investors, each acquired 25% membership interests in LoanCo. New Residential will account for its investment in LoanCo pursuant to the equity method of accounting because it can exercise significant influence over LoanCo but the requirements for consolidation are not met. New Residential’s investment in LoanCo is recorded as Investment in Consumer Loans, Equity Method Investees. LoanCo has elected to account for its investments in consumer loans at fair value. New Residential has elected to record LoanCo’s activity on a one month lag.

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (ParentCo), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. Warrantco is vested in the warrants to purchase an aggregate of 27.1 million Series F convertible preferred stock in ParentCo as of May 31, 2017. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential will account for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

June 30, 2017(A)
Consumer loans, at fair value	$133,951
Warrants	13,700
Other assets	62,746
Warehouse financing	(55,105)
Other liabilities	(10,673)
Equity	$144,619
New Residential’s investment	$35,959
New Residential’s ownership	24.9%

	Three Months Ended June 30, 2017(A)	Six Months Ended June 30, 2017(A)
Interest income	$12,829	$12,829
Interest expense	(3,133)	(3,133)
Change in fair value of consumer loans and warrants	3,555	3,555
Gain on sale of consumer loans(B)	11,850	11,850
Other expenses	(1,580)	(1,580)
Net income	$23,521	$23,521
New Residential’s equity in net income	$5,880	$5,880
New Residential’s ownership	24.9%	24.9%

(A)	Data as of, and for the periods ended, May 31, 2017, as a result of the one month reporting lag.

(B)
During the six months ended June 30, 2017, LoanCo sold, through a securitization which was treated as a sale for accounting purposes, $550.0 million in UPB of consumer loans.  LoanCo retained $64.2 million of the residual interest of the securitization and distributed it to the LoanCo co-investors, including New Residential.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2017(C)	$133,951	25.0%	$133,951	17.4%	1.4	1.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of May 31, 2017 as a result of the one month reporting lag.

New Residential’s investment in LoanCo and WarrantCo changed as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Six Months Ended June 30, 2017
Balance at beginning of period	$—
Contributions to equity method investees	192,468
Distributions of earnings from equity method investees	(1,229)
Distributions of capital from equity method investees	(152,083)
Earnings from investments in consumer loans, equity method investees	5,880
Balance at end of period	$45,036

10. DERIVATIVES

As of June 30, 2017, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of June 30, 2017, New Residential held to-be-announced forward contract positions (“TBAs”) of $4.3 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of June 30, 2017, New Residential separately held TBAs of $2.6 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivative assets
Interest Rate Caps	Other assets	$3,316	$4,251
TBAs	Other assets	10,861	2,511
		$14,177	$6,762
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$55	$3,021
		$55	$3,021

(A)	Net of $16.9 million of related variation margin accounts.

The following table summarizes notional amounts related to derivatives:

	June 30, 2017	December 31, 2016
TBAs, short position(A)	$4,345,000	$3,465,500
TBAs, long position(A)	2,597,000	2,125,552
Interest Rate Caps(B)	897,500	1,185,000
Interest Rate Swaps(C)	5,025,500	3,640,000

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

(B)
Caps LIBOR at 0.50% for $550.0 million of notional, at 0.75% for $12.5 million of notional, at 2.00% for $185.0 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of June 30, 2017 was 14 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of June 30, 2017 was 24 months and the weighted average fixed pay rate was 1.57%.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Other income (loss), net(A)
TBAs	$1,414	$(4,993)	$1,537	$(10,524)
Interest Rate Caps	(843)	(3,195)	(270)	(4,146)
Interest Rate Swaps	(8,581)	(3,415)	(4,951)	(21,490)
	(8,010)	(11,603)	(3,684)	(36,160)
Gain (loss) on settlement of investments, net
TBAs	(22,609)	(11,066)	(29,410)	(39,237)
Interest Rate Caps	—	—	(562)	(1,124)
Interest Rate Swaps	(5,125)	(3,329)	(9,598)	(4,413)
	(27,734)	(14,395)	(39,570)	(44,774)
Total income (losses)	$(35,744)	$(25,998)	$(43,254)	$(80,934)

(A)	Represents unrealized gains (losses).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	June 30, 2017									December 31, 2016
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$2,720,413	$2,720,413	Jul-17 to Aug-17	1.14%	0.1	$2,727,477	$2,805,774	$2,808,860	0.3	$1,764,760
Non-Agency RMBS (E)	4,226,691	4,226,691	Jul-17 to Sep-17	2.68%	0.1	10,947,964	5,069,675	5,382,793	8.0	2,654,242
Residential Mortgage Loans(F)	1,213,786	1,211,460	Jul-17 to Feb-19	3.88%	0.5	1,811,738	1,581,267	1,563,004	3.8	686,412
Real Estate Owned(G)(H)	103,031	102,834	Jul-17 to Feb-19	3.88%	0.4	N/A	N/A	137,402	N/A	85,217
Total Repurchase Agreements	8,263,921	8,261,398		2.36%	0.2					5,190,631
Notes and Bonds Payable
Secured Corporate Notes(I)	768,443	764,601	Apr-18 to Sep-19	5.69%	1.8	275,957,786	1,195,335	1,339,563	6.1	729,145
MSRs(J)	924,214	923,336	Feb-18 to Apr-22	5.23%	2.9	191,111,797	1,647,679	1,836,451	6.8	—
Servicer Advances(K)	4,528,323	4,519,048	Nov-17 to Dec-21	3.28%	2.3	4,562,746	4,905,989	4,984,475	5.0	5,549,872
Residential Mortgage Loans(L)	144,562	144,562	Oct-17 to Apr-20	3.60%	2.7	237,605	186,261	186,261	7.5	8,271
Consumer Loans(M)	1,437,834	1,434,057	Sep-19 to Mar-24	3.37%	3.0	1,576,163	1,574,459	1,569,217	3.6	1,700,211
Receivable from government agency(L)	2,178	2,178	Oct-17	3.74%	0.3	N/A	N/A	2,815	N/A	3,106
Total Notes and Bonds Payable	7,805,554	7,787,782		3.77%	2.5					7,990,605
Total/ Weighted Average	$16,069,475	$16,049,180		3.05%	1.3					$13,181,236

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of July 2017 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $17.6 million of associated accrued interest payable as of June 30, 2017.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $2.7 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $159.9 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $213.3 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%, $270.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, and a $285.1 million corporate loan which bears interest equal to 5.68%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure these notes, and the $285.1 million corporate loan is also collateralized by the rights to the related basic fee portion of the MSRs.

(J)
Includes $290.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, $60.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, $74.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.65%, and $500.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.00%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivable that secure these notes.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

(K)
$4.1 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.4%. Collateral includes Servicer Advances receivable related to the mortgage servicing rights owned by NRM.

(L)
Represents: (i) a $8.7 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.875% and (ii) $138.1 million of asset-backed notes held by third parties which bear interest equal to 3.60%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $1.1 billion UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $96.4 million face amount note collateralized by newly originated consumer loans which bears interest equal to one-month LIBOR plus 3.25%.

As of June 30, 2017, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans Notes and Bonds Payable, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $8.3 billion of repurchase agreements as of June 30, 2017. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2016	$729,145	$—	$5,549,872	$4,419,002	$783,006	$1,700,211	$13,181,236
Repurchase Agreements:
Borrowings	—	—	—	22,878,951	936,826	—	23,815,777
Repayments	—	—	—	(20,350,849)	(394,694)	—	(20,745,543)
Capitalized deferred financing costs, net of amortization	—	—	—	—	534	—	534
Notes and Bonds Payable:
Borrowings	1,150,000	925,187	2,528,353	—	138,199	—	4,741,739
Repayments	(1,115,811)	(973)	(3,560,473)	—	(2,837)	(267,122)	(4,947,216)
Discount on borrowings, net of amortization	—	—	(166)	—	—	890	724
Capitalized deferred financing costs, net of amortization	1,267	(878)	1,462	—	—	78	1,929
Balance at June 30, 2017	$764,601	$923,336	$4,519,048	$6,947,104	$1,461,034	$1,434,057	$16,049,180

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its Servicer Advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of June 30, 2017 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
July 1 through December 31, 2017	$363,064	$8,121,690	$8,484,754
2018	942,742	782,556	1,725,298
2019	1,805,186	560,828	2,366,014
2020	514,303	—	514,303
2021	1,137,454	—	1,137,454
2022 and thereafter	1,341,465	500,187	1,841,652
	$6,104,214	$9,965,261	$16,069,475

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of June 30, 2017:

Debt Obligations / Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Residential Mortgage Loans and REO	$2,340,000	$1,316,817	$1,023,183
Notes and Bonds Payable
Secured Corporate Loan	Excess MSRs	525,000	483,332	41,668
MSRs	MSRs	700,000	424,027	275,973
Servicer Advances(A)	Servicer Advances	2,867,161	1,921,827	945,334
Consumer Loans	Consumer Loans	150,000	96,368	53,632
		$6,582,161	$4,242,371	$2,339,790

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds with a current face amount of $93.5 million.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of June 30, 2017.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

12. FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2017 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$255,460,190	$1,304,666	$—		$—	$1,304,666	$1,304,666
Excess mortgage servicing rights, equity method investees, at fair value(A)	56,215,426	181,610	—		—	181,610	181,610
Mortgage servicing rights, at fair value(A)	180,954,998	1,749,343	—		—	1,749,343	1,749,343
Mortgage servicing rights financing receivable, at fair value	13,070,096	118,483	—	—	—	118,483	118,483
Servicer advances, at fair value	4,470,640	4,836,754	—		—	4,836,754	4,836,754
Real estate securities, available-for-sale	13,787,789	7,423,273	—		1,936,193	5,487,080	7,423,273
Residential mortgage loans, held-for-investment	909,201	757,421	—		—	753,074	753,074
Residential mortgage loans, held-for-sale	1,234,452	1,001,472	—		—	1,044,901	1,044,901
Consumer loans, held-for-investment	1,576,334	1,569,388	—		—	1,584,236	1,584,236
Derivative assets	7,839,500	14,177	—		14,177	—	14,177
Cash and cash equivalents	560,016	560,016	560,016		—	—	560,016
Restricted cash	157,344	157,344	157,344		—	—	157,344
Other Assets	1,417,530	9,548	—		—	9,548	9,548
		$19,683,495	$717,360		$1,950,370	$17,069,695	$19,737,425
Liabilities
Repurchase agreements	$8,263,921	$8,261,398	$—		$8,263,921	$—	$8,263,921
Notes and bonds payable	7,805,554	7,787,782	—		—	7,797,806	7,797,806
Derivative liabilities	5,025,500	55	—		55	—	55
		$16,049,235	$—		$8,263,976	$7,797,806	$16,061,782

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs	Mortgage Servicing Rights Financing Receivable	Servicer Advances	Non-Agency RMBS
	Agency	Non-Agency						Total
Balance at December 31, 2016	$381,757	$1,017,698	$194,788	$659,483	$—	$5,706,593	$3,543,560	$11,503,879
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	—	(7,227)	(7,227)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(4,415)	(13,944)	—	—	—	—	—	(18,359)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	4,002	—	—	—	—	4,002
Included in servicing revenue, net(E)	—	—	—	(1,618)	—	—	—	(1,618)
Included in change in fair value of investments in mortgage servicing rights financing receivable	—	—	—	—	5,596	—	—	5,596
Included in change in fair value of investments in servicer advances	—	—	—	—	—	59,528	—	59,528
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	—	18,448	18,448
Included in other income (loss), net(D)	1,195	147	—	—	—	—	151	1,493
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	190,041	190,041
Interest income	12,953	36,593	—	—	—	316,512	155,488	521,546
Purchases, sales and repayments
Purchases	—	—	—	1,091,478	112,887	6,341,861	2,138,275	9,684,501
Proceeds from sales	—	—	—	—	—	—	(154,429)	(154,429)
Proceeds from repayments	(37,515)	(89,803)	(17,180)	—	—	(7,587,740)	(397,227)	(8,129,465)
Balance at June 30, 2017	$353,975	$950,691	$181,610	$1,749,343	$118,483	$4,836,754	$5,487,080	$13,677,936

(A)	Includes the recapture agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

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
June 30, 2017
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees and MSRs Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of June 30, 2017:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.2%	3.0%	30.1%	21	23
Recaptured Pools	7.2%	4.3%	22.9%	22	25
Recapture Agreement	7.1%	4.2%	25.6%	21	—
	8.6%	3.4%	28.2%	21	23
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	12.2%	N/A	15.0%	15	24
Recaptured Pools	7.1%	N/A	19.8%	22	24
Recapture Agreement	7.0%	N/A	19.7%	20	—
Ocwen Serviced Pools	9.1%	N/A	—%	14	26
	9.6%	N/A	3.6%	14	26
Total/Weighted Average--Excess MSRs Directly Held	9.3%	3.4%	10.3%	16	25

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	10.9%	4.9%	34.8%	19	22
Recaptured Pools	7.4%	4.5%	24.3%	23	24
Recapture Agreement	7.4%	4.5%	24.2%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.3%	4.7%	29.9%	21	23

Total/Weighted Average--Excess MSRs All Pools	9.3%	3.7%	14.4%	17	25

MSRs
Mortgage Servicing Rights(H)	9.9%	0.8%	25.2%	27	22
Mortgage Servicing Rights Financing Receivable(H)	10.2%	0.8%	14.6%	26	23

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $7.35 per loan per month was used to value the MSRs.

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

As of June 30, 2017, a weighted average discount rate of 9.7% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of June 30, 2017, a weighted average discount rate of 10.5% was used to value

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

New Residential’s investments in MSRs and a weighted average discount rate of 11.0% was used to value New Residential’s investments in mortgage servicing rights financing receivable.

Investments in Servicer Advances Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advances, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2017	1.8%	10.0%	15.2%	14.2	bps	6.5%	25.0

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 15.9 bps which represents the amount New Residential pays its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate Securities Valuation

As of June 30, 2017, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,880,434	$1,941,558	$1,936,193	$—	$1,936,193	2
Non-Agency RMBS(C)	11,907,355	5,169,234	5,478,857	8,223	5,487,080	3
Total	$13,787,789	$7,110,792	$7,415,050	$8,223	$7,423,273

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
June 30, 2017
(dollars in tables in thousands, except share data)

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

For 81.9% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$4,496,415	2.00 % to 40%	0.25% to 20%	0% to 10.38%	5.0 % to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $7.6 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At June 30, 2017, assets measured at fair value on a nonrecurring basis were $0.3 billion. The $0.3 billion of assets include approximately $229.0 million of residential mortgage loans held-for-sale and $65.7 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2017:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Residential Mortgage Loans
Performing Loans	$184,148	3.8%	5.0	10.3%	1.6%	39.0%
Non-Performing Loans	44,866	6.6%	3.2	3.0%	3.0%	30.0%
Total/Weighted Average	$229,014	4.3%	4.7	8.9%	1.9%	37.2%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2017 was an increase in the net valuation allowance of approximately $4.0 million, consisting of increased valuation allowances of $3.3 million for residential mortgage loans held-for-sale and $0.7 million for REO.

Loans for Which Fair Value is Only Disclosed

The following table summarizes the inputs used in valuing certain loans as of June 30, 2017:

	Carrying Value	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$10,709	$11,371	7.0%	4.6	N/A	N/A	8.2%
Performing Loans	630,037	635,456	7.7%	5.2	8.3%	2.1%	55.1%
Non-Performing Loans	889,133	922,134	6.0%	3.8	2.8%	3.0%	36.0%
Total/Weighted Average	$1,529,879	$1,568,961	6.7%	4.4			43.7%

Consumer Loans	$1,569,388	$1,584,236	8.9%	3.6	22.5%	6.3%	87.8%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

On June 21, 2017, New Residential’s board of directors declared a second quarter 2017 dividend of $0.50 per common share or $153.7 million, which was paid on July 28, 2017 to stockholders of record as of July 3, 2017.

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

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2017.

Option Plan

As of June 30, 2017, New Residential’s outstanding options were summarized as follows:

Held by the Manager	16,128,730
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	2,367,458
Issued to the independent directors	6,000
Total	18,502,188

The following table summarizes New Residential’s outstanding options as of June 30, 2017. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended June 30, 2017 was $15.56 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2017	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2017 (millions)
Directors	Various	6,000	6,000	$13.99	$—
Manager(C)	2012	25,000	25,000	7.19	0.2
Manager(C)	2013	835,571	835,571	11.48	3.4
Manager(C)	2014	1,437,500	1,437,500	12.20	4.8
Manager(C)	2015	8,543,539	7,218,165	15.45	1.5
Manager(C)	2016	2,000,000	666,667	14.20	0.9
Manager(C)	2017	5,654,578	753,944	15.00	0.4
Outstanding		18,502,188	10,942,847

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Exercise Prices	Total Unexercised Inception to Date
2014	$12.20	258,750
2015	$15.25 to $15.88	1,708,708
2016	$14.20	400,000
Total		2,367,458

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2016 outstanding options	13,196,610
Options granted	5,654,578	$15.00
Options exercised	—	$—
Options expired unexercised	(349,000)
June 30, 2017 outstanding options	18,502,188	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the three and six months ended June 30, 2017, based on the treasury stock method, New Residential had 2,047,638 and 1,845,375 dilutive common stock equivalents outstanding. During the three and six months ended June 30, 2016, based on the treasury stock method, New Residential had 361,363 and 214,437 dilutive common stock equivalents outstanding.

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
June 30, 2017
(dollars in tables in thousands, except share data)

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

On June 15, 2017, the court entered an order preliminarily approving a settlement of the Securities Action for $6 million, certifying a settlement class, approving the form and content of notice of the settlement to class members, and setting a hearing for November 17, 2017 to determine whether the settlement should receive final approval. Should the settlement receive final approval, insurance proceeds would cover $5 million of such $6 million settlement.

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

Capital Commitments — As of June 30, 2017, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to June 30, 2017, if any):

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $356.3 million of unfunded and available revolving credit privileges as of June 30, 2017. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At June 30, 2017, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
June 30, 2017
(dollars in tables in thousands, except share data)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Due to affiliates is comprised of the following amounts:

	June 30, 2017	December 31, 2016
Management fees	$9,463	$3,689
Incentive compensation	52,632	42,197
Expense reimbursements and other	2,718	1,462
	$64,813	$47,348

Affiliate expenses and fees were comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Management fees	$14,186	$10,008	$27,260	$20,016
Incentive compensation	40,172	4,929	52,632	6,125
Expense reimbursements(A)	125	125	250	250
Total	$54,483	$15,062	$80,142	$26,391

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 8, 11 and 14 for a discussion of transactions with Nationstar. As of June 30, 2017, 63.5%, 21.4% and 32.7% of the UPB of the loans underlying New Residential’s investments in Excess MSRs, MSRs and Servicer Advances, respectively, was serviced, subserviced or master serviced by Nationstar. As of June 30, 2017, a total face amount of $3.3 billion of New Residential’s Non-Agency RMBS portfolio and approximately $30.9 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $19.1 billion as of June 30, 2017. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying residential mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed Servicer Advances, and repay all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential in connection with the SLS Transaction, in 2014 and 2015, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2017, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.1 million and has also caused an aggregate of $0.6 million of securities to be transferred to such funds in 2017. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of June 30, 2017, $667.2 million UPB of New Residential’s residential mortgage loans and $25.5 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 4 regarding co-investments with Fortress-managed funds.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(21,257)	$382	$(22,250)	$(15,751)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	5,115	2,819	7,227	6,073
Total reclassifications		$(16,142)	$3,201	$(15,023)	$(9,678)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current:
Federal	$503	$810	$2,611	$1,268
State and Local	153	158	223	158
Total Current Income Tax Expense (Benefit)	656	968	2,834	1,426
Deferred:
Federal	73,330	5,653	76,076	(3,797)
State and Local	8,858	897	9,530	(334)
Total Deferred Income Tax Expense (Benefit)	82,188	6,550	85,606	(4,131)
Total Income Tax Expense (Benefit)	$82,844	$7,518	$88,440	$(2,705)

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

New Residential has recorded a net deferred tax asset of approximately $65.7 million as of June 30, 2017, primarily related to basis differences in Servicer Advances, an increase in accrued income and the value of MSRs held by New Residential’s TRSs, and net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. During the six months ended June 30, 2017, New Residential recorded a partial valuation allowance related to certain net operating losses and loan loss reserves as management does not believe that it is more likely than not that these deferred tax assets will be realized.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2017 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Ocwen Transaction

On July 23, 2017, New Residential entered into a series of agreements with Ocwen that supersede the arrangements among the parties set forth in (i) the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, as amended by Amendment No. 1 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012, and Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015 (as so amended, the “Existing Ocwen MSR Purchase Agreement”), and (ii) certain sale supplements to the Existing Ocwen MSR Purchase Agreement, as amended by Amendment No. 1 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012, Amendment to Sale Supplements dated as of July 1, 2013, Amendment to Sale Supplement, dated as of September 30, 2013, Amendment to Sale Supplements, dated as of February 4, 2014, Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015, and February Amendment, dated as of February 17, 2017 (as so amended, the “Existing Ocwen Sale Supplements” and, together with the Existing Ocwen MSR Purchase Agreement, the “Existing Ocwen Agreements”). These transactions (collectively, the “Ocwen Transaction”) are described in further detail below.

In addition, pursuant to a Transaction Agreement dated July 23, 2017, New Residential acquired from Ocwen in a private placement 6,075,510 shares of Ocwen common stock, par value $0.01 per share, at a price per share of $2.29, for approximately $13.9 million.

Transfer of Remaining Interests in Subject MSRs

On July 23, 2017, Ocwen and New Residential entered into a Master Agreement (the “Ocwen Master Agreement”) and a Transfer Agreement (the “Ocwen Transfer Agreement”) pursuant to which Ocwen and New Residential agreed to undertake certain actions to facilitate the transfer from Ocwen to New Residential of Ocwen’s remaining interests in the mortgage servicing rights relating to loans with an aggregate unpaid principal balance of approximately $110 billion that are subject to the Existing Ocwen Agreements (the “Ocwen Subject MSRs”) and with respect to which New Residential holds the Rights to MSRs (as defined in the Existing Ocwen Agreements).

The Ocwen Master Agreement provides for, among other things, the following:

•	The parties will cooperate to obtain any third party consents required to transfer Ocwen’s remaining interests in the Ocwen Subject MSRs to New Residential.

•
Upon obtaining the required third party consents and each Ocwen Subject MSR ceasing to be a Deferred Servicing Agreement (as defined in the Existing Ocwen Agreements) covered under the Existing Ocwen Agreements, New Residential will make a lump sum payment to Ocwen. These lump sum payments may total up to approximately $400 million in the aggregate if all of the Ocwen Subject MSRs are transferred to New Residential.

•	Upon transfer, Ocwen will subservice the mortgage loans related to such Ocwen Subject MSRs pursuant to the Ocwen Subservicing Agreement (as defined below).

•
In the event that the required third party consents are not obtained within one year (by July 23, 2018) or such earlier date mutually agreed to by the parties, the applicable Ocwen Subject MSRs may (i) become subject to a new mortgage servicing rights agreement to be negotiated between Ocwen and New Residential, (ii) be acquired by Ocwen at a price determined in accordance with the terms of the Ocwen Master Agreement, (iii) be sold to one or more third parties in accordance with the terms of the Ocwen Master Agreement, or (iv) remain subject to the Existing Ocwen Agreements.

•
New Residential agrees to up to an eighteen month standstill (until January 23, 2019), subject to certain conditions, of its rights with respect to certain Ocwen Subject MSRs under the Existing Ocwen Agreements to replace Ocwen as named servicer upon the occurrence of certain specified termination events. New Residential will permanently waive such rights if a specified percentage of the Ocwen Subject MSRs have been transferred to NRM or are not otherwise subject to the Existing Ocwen Agreements before the end of the period contemplated by the Ocwen Master Agreement.

•	The resolution of certain payment obligations by New Residential and Ocwen under the terms of the Existing Ocwen Agreements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
(dollars in tables in thousands, except share data)

Transfer Agreement

Pursuant to the Ocwen Transfer Agreement, Ocwen agreed to transfer its legal title and any other remaining interest in certain mortgage servicing rights to New Residential upon satisfaction of customary conditions precedent. The Ocwen Transfer Agreement contains customary representations, warranties, covenants and indemnification obligations of Ocwen as transferor of the Ocwen Subject MSRs.

Subservicing

On July 23, 2017, New Residential and Ocwen entered into a subservicing agreement (the “Ocwen Subservicing Agreement”) pursuant to which Ocwen will subservice the mortgage loans related to the Ocwen Subject MSRs that are transferred to New Residential pursuant to the Ocwen Master Agreement and Ocwen Transfer Agreement. The Ocwen Subservicing Agreement contains customary representations, warranties, covenants and indemnification obligations of Ocwen as subservicer and prior servicer. In consideration for subservicing such mortgage loans, Ocwen will receive a fixed subservicing fee and certain other customary ancillary compensation as set forth in the Ocwen Subservicing Agreement. The initial term of the Ocwen Subservicing Agreement is five years. At any time during the initial term, New Residential may terminate the agreement for convenience, subject to Ocwen’s right to receive a termination fee (amortizing monthly during the initial term) and proper notice. Following the initial term, New Residential may extend the term of the Ocwen Subservicing Agreement for additional three month periods by delivering written notice to Ocwen of its desire to extend such contract thirty days prior to the end of such three month period. Furthermore, at any time following the initial term, the Ocwen Subservicing Agreement may be cancelled by Ocwen at the end of each twelve month period following the initial term by delivering proper notice. In addition, New Residential and Ocwen each have the ability to terminate the agreement for cause if certain events specified in the Ocwen Subservicing Agreement occur. If either New Residential or Ocwen terminates the agreement for cause, the other party is required to pay certain fees and costs as set forth in the agreement. If New Residential exercises an early termination provision in a securitization transaction during the initial term and elects not to retain Ocwen as servicer following such early termination with respect to the related mortgage loans, New Residential may be required to pay an exit fee to Ocwen (which decreases monthly during the initial term). The subservicing fees payable by New Residential to Ocwen under the Ocwen Subservicing Agreement are expected to be less than the fees that would have been payable by New Residential under the Existing Ocwen Agreements.

Corporate Activities

On June 21, 2017, New Residential’s board of directors declared a second quarter 2017 dividend of $0.50 per common share or $153.7 million, which was paid on July 28, 2017 to stockholders of record as of July 3, 2017.

Mortgage Servicing Rights Financing Receivable

On July 3, 2017, $39.7 billion of UPB related to the PHH Transaction discussed in Note 5 closed.

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold or committed to sell MSRs totaling more than $3 trillion since 2010. As of the first quarter of 2017, the top 100 mortgage servicers serviced over $8 trillion of mortgages, according to Inside Mortgage Finance. Of the $10 trillion one-to-four family mortgage debt outstanding, approximately 70% was serviced by banks as of the first quarter of 2017, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a challenging servicing environment, among other reasons. As a result, we believe an elevated volume of MSR sales is likely for some period of time. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets, such as Servicer Advances. These factors have resulted in increased opportunities for us to acquire MSRs and to provide capital to non-bank servicers. In addition, approximately $1.6 trillion of new loans are expected to be originated in 2017, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). While increased competition and market conditions for more recently originated MSRs have driven prices higher recently, thereby also increasing the value of the MSRs in which we have invested, we believe MSRs continue to offer attractive returns.

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

In the second quarter of 2017, both current interest rates and expected future interest rates decreased. For instance, the 30-year fixed rate mortgage rate decreased from 4.14% to 3.88% during the quarter, according to Bloomberg. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, while market interest rates decreased, market credit spreads for these investments decreased, with the net result being an increase in value during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and in Part II, Item 1A. “Risk Factors.” In the second quarter of 2017, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $20.1 million in the aggregate, primarily as a result of an increase in short term prepayment rates, while the weighted average discount rate of the portfolio decreased slightly to 9.7%. In addition, a decrease in discount rates and an increase in custodial earnings rate caused the fair value of our MSRs to increase by approximately $96.5 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of June 30, 2017 was 1.84%, compared to 2.07% as of March 31, 2017. The spread changed primarily as a result of increased funding costs and lower yields from new securities purchased during the second quarter of 2017. The net interest spread on our Non-Agency RMBS portfolio as of June 30, 2017 was 3.15%, compared to 3.22% as of March 31, 2017. This spread changed primarily as a result of increased funding costs offset by higher yields from new securities purchased during the second quarter of 2017.

General U.S. Economy and Unemployment

During the second quarter of 2017, the U.S. unemployment rate generally declined and equity market prices increased, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy such as this generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true, as expected, as the Case Shiller Home Price Index increased from 190 as of the second quarter of 2016 to 199 as of May of 2017. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 3.1 million, or 6.1 percent, as of the first quarter of 2017, down from 4.0 million, or 8.0 percent, as of the first quarter of 2016. This trend helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads generally tightened during the second quarter of 2017, which would generally have a favorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolios. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio coupled with the corporate credit spread tightening during the second quarter of 2017 caused the value of the portion of this portfolio that was owned for the entire quarter to increase.

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of June 30, 2017.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$311,675,616	$1,310,682	7.1%	$1,486,276	6.3
MSRs(B) (C)	180,954,998	1,556,681	8.5%	1,749,343	6.9
Mortgage Servicing Rights Financing Receivable(B) (C)	13,070,096	111,760	0.6%	118,483	6.3
Servicer Advances(B) (D)	4,470,640	4,758,268	25.9%	4,836,754	5.1
Agency RMBS(E)	1,880,434	1,941,558	10.6%	1,936,193	9.5
Non-Agency RMBS(E)	11,907,355	5,169,234	28.2%	5,487,080	8.0
Residential Mortgage Loans	2,143,653	1,778,674	9.7%	1,758,893	4.4
Real Estate Owned	N/A	107,631	0.6%	95,492	N/A
Consumer Loans	1,576,163	1,574,630	8.6%	1,569,388	3.6
Consumer Loans, Equity Method Investees	133,951	35,796	0.2%	45,036	1.4
Total/Weighted Average		$18,344,914	100.0%	$19,082,938	6.4

Reconciliation to GAAP total assets:
Cash and restricted cash				717,360
Trades receivable				2,677,542
Deferred tax asset, net				65,678
Other assets				456,497
GAAP total assets				$23,000,015

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, Mortgage Servicing Rights Financing Receivable, and Servicer Advances is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Represents MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advances also includes the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivable

As of June 30, 2017, we had $1,867.8 million carrying value of MSRs and mortgage servicing rights financing receivable within our licensed servicer subsidiary, NRM, primarily Agency MSRs.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of June 30, 2017, these subservicers include Ditech, Nationstar, Citi, Flagstar, and PHH, which subservice approximately 37.2%, 21.4%, 33.2%, 1.5%, 6.7% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivable). NRM has entered into agreements with Ditech,

Nationstar, and PHH whereby it is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

In July 2017, we entered into the Ocwen Transaction as described in Note 18 to our condensed consolidated financial statements.

See Note 5 to our condensed consolidated financial statements for further information regarding our investments in mortgage servicing rights financing receivable.

The table below summarizes the terms of our investments in MSRs and mortgage servicing rights financing receivable completed as of June 30, 2017.

	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Purchase Price (mm)	Carrying Value (mm)
Mortgage Servicing Rights
Agency	$194.9	$180.9	27	bps	$1,662.6	$1,749.3
Non-Agency	0.1	0.1	50		—	—
Mortgage Servicing Rights Financing Receivable (Agency)	13.2	13.0	26		112.9	118.5
Total/Weighted Average	$208.2	$194.0	27	bps	$1,775.5	$1,867.8

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivable as of June 30, 2017 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$1,749,343	$194,928,120	$180,887,054	1,297,951	741	4.3%	264	66	3.4%	13.0%	12.7%	0.4%	7.1%
Non-Agency	—	68,006	67,944	946	621	7.2%	203	168	44.0%	N/A	N/A	N/A	N/A
Mortgage Servicing Rights Financing Receivable (Agency)	118,483	13,163,832	13,070,096	80,519	754	4.1%	272	53	5.5%	N/A	N/A	N/A	N/A
Total/Weighted Average	$1,867,826	$208,159,958	$194,025,094	1,379,416	742	4.3%	264	65	3.6%	13.0%	12.7%	0.4%	7.1%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	1.4%	0.3%	0.6%	0.2%	—%	0.2%
Non-Agency	7.7%	3.2%	8.0%	11.9%	2.5%	4.3%
Mortgage Servicing Rights Financing Receivable (Agency)	0.9%	0.2%	0.3%	0.3%	—%	0.2%
Total/Weighted Average	1.4%	0.3%	0.5%	0.2%	—%	0.2%

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

Excess MSRs

As of June 30, 2017, we had approximately $1.5 billion estimated carrying value of Excess MSRs (held directly and through joint ventures). As of June 30, 2017, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of residential mortgage loans with an aggregate UPB of approximately $311.7 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased the Servicer Advances, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advances” below.

Nationstar is the servicer of $198.0 billion UPB of the loans underlying our investments in Excess MSRs through June 30, 2017, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

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

On April 6, 2015, we acquired Excess MSRs in connection with the HLSS Acquisition. Ocwen continues to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of June 30, 2017 is equal to 6.1 bps times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of Servicer Advances outstanding in excess of a defined target. In July 2017, we entered into the Ocwen Transaction as described in Note 18 to our condensed consolidated financial statements.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of June 30, 2017.

Summary of Direct Excess MSR Investments as of June 30, 2017

			MSR Component(A)					Excess MSR
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Purchase Price (mm)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$118.6	$72.6	28	bps	21	bps	32.5% - 66.7%	$457.7	$305.0
Recapture Agreements	—	—	29		21		32.5% - 66.7%	—	49.0
	118.6	72.6	28		21			457.7	354.0
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$148.8	$70.9	35		15		33.3% - 100.0%	$328.8	$199.8
Recapture Agreements	—	—	26		20		33.3% - 100.0%	—	20.5
Ocwen Serviced Pools	156.4	112.0	44		14		100.0%	917.1	730.4
	305.2	182.9	42		14			1,245.9	950.7
Total/Weighted Average	$423.8	$255.5	38	bps	16	bps		$1,703.6	$1,304.7

(A)	The MSR is a weighted average as of June 30, 2017, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $169.6 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of June 30, 2017

			MSR Component(A)
	Initial UPB (bn)	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$125.2	$56.2	32	bps	20	bps	50.0%	66.7%	33.3%	$291.9
Recapture Agreements	—	—	32		23		50.0%	66.7%	33.3%	52.6
Total/Weighted Average	$125.2	$56.2	32	bps	20	bps				$344.5

(A)	The MSR is a weighted average as of June 30, 2017, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of June 30, 2017 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$244,042	$118,585,641	$60,330,134	398,206	706	4.5%	284	97	9.4%	16.6%	15.5%	1.3%	26.4%
Recaptured Loans	60,938	—	12,278,991	71,334	721	4.3%	294	26	0.6%	9.6%	9.3%	0.4%	21.1%
Recapture Agreement	48,995	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$353,975	$118,585,641	$72,609,125	469,540	709	4.4%	286	84	7.9%	15.4%	14.4%	1.1%	25.8%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$187,613	$148,839,262	$67,968,603	367,957	671	4.4%	285	137	40.0%	17.4%	13.2%	4.8%	12.1%
Recaptured Loans	12,140	—	2,898,582	12,770	740	4.1%	291	18	3.5%	10.3%	10.2%	0.1%	29.6%
Recapture Agreement	20,450	—	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	730,488	156,374,134	111,983,880	774,912	641	4.6%	308	140	17.2%	11.7%	7.9%	4.1%	—%
	$950,691	$305,213,396	$182,851,065	1,155,639	649	4.5%	302	138	25.5%	13.1%	9.2%	4.3%	3.6%
Total/Weighted Average(I)	$1,304,666	$423,799,037	$255,460,190	1,625,179	661	4.5%	299	128	20.5%	13.5%	10.2%	3.7%	8.9%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	3.9%	1.2%	0.9%	1.4%	0.3%	0.3%
Recaptured Loans	1.5%	0.4%	0.3%	0.3%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.4%	1.1%	0.8%	1.2%	0.3%	0.2%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	9.4%	2.6%	2.2%	7.9%	1.4%	2.0%
Recaptured Loans	1.1%	0.1%	—%	—%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	7.9%	4.5%	5.1%	7.3%	2.1%	1.8%
	8.2%	4.0%	4.3%	7.3%	2.0%	1.9%
Total/Weighted Average(I)	7.3%	3.5%	3.7%	6.2%	1.6%	1.5%

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

(F)
We also invested in the related Servicer Advances, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $169.6 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $2.4 billion of UPB are as of May 29, 2017.

(I)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of June 30, 2017 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$184,331	$125,191,420	$40,872,088	33.3%	350,107	689	5.0%	275	111	9.8%	18.4%	16.2%	2.5%	27.9%
Recaptured Loans	107,576	—	15,343,338	33.3%	104,074	703	4.3%	289	32	0.6%	10.5%	10.1%	0.5%	30.2%
Recapture Agreement	52,614	—	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/ Weighted Average(G)	$344,521	$125,191,420	$56,215,426		454,181	693	4.8%	279	90	7.3%	16.4%	14.7%	2.0%	28.3%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.2%	1.6%	1.0%	1.9%	0.7%	0.4%
Recaptured Loans	2.8%	0.8%	0.5%	0.4%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	4.6%	1.4%	0.8%	1.5%	0.5%	0.3%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advances

In December 2013, we made our first investment in Servicer Advances, including the basic fee component of the related MSRs, through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors. The Buyer acquired from Nationstar a pool of outstanding Servicer Advances (including deferred servicing fees) and the basic fee component of the related MSRs on a pool of Non-Agency mortgage loans. In exchange, the Buyer (i) paid the initial purchase price, and (ii) agreed to purchase future Servicer Advances related to the loans at par. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.”

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

In December 2014, we acquired Servicer Advances from SLS, as described under “—Excess MSRs” above.

On April 6, 2015, we acquired Servicer Advances in connection with the HLSS Acquisition, as described under “—Excess MSRs” above. In July 2017, we entered into the Ocwen Transaction as described in Note 18 to our condensed consolidated financial statements.

The following is a summary of our investments in Servicer Advances, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2017
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advances(B)
Nationstar and SLS serviced pools	$1,379,097	$1,416,275	$57,171,611	$1,098,104	1.9%
Ocwen serviced pools	3,379,171	3,420,479	112,398,765	3,372,536	3.0%
Total	$4,758,268	$4,836,754	$169,570,376	$4,470,640	2.6%

(A)	Carrying value represents the fair value of the investment in Servicer Advances, including the basic fee component of the related MSRs.

(B)	Excludes asset-backed securities collateralized by Servicer Advances, which have an aggregate face amount of $100.0 million and an aggregate carrying value of $100.0 million as of June 30, 2017.

The following is additional information regarding our Servicer Advances, and related financing, as of, and for the six months ended, June 30, 2017 (dollars in thousands):

			Six Months Ended June 30, 2017		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advances(E)	6.5%	5.1	$59,528	$4,443,368	93.5%	92.3%	3.3%	2.9%

(A)
Based on outstanding Servicer Advances, excluding purchased but unsettled Servicer Advances and certain deferred servicing fees (“DSF”) which we received financing on. If we were to include these DSF in the Servicer Advance balance, gross and net LTV as of June 30, 2017 would be 88.3% and 87.2%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $93.5 million from the outstanding Servicer Advances debt. If we were to sell these bonds, gross and net LTV as of June 30, 2017 would be 95.5% and 94.3%, respectively.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of Servicer Advance collateral, net of any general reserve.

(E)	The following types of advances comprise the investment in Servicer Advances:

June 30, 2017
Principal and interest advances	$1,157,755
Escrow advances (taxes and insurance advances)	2,016,672
Foreclosure advances	1,296,213
Total	$4,470,640

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of June 30, 2017, we owned an approximately 45.8% interest in the Buyer.

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

The Nationstar Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.3%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.6 bps on a weighted average basis as of June 30, 2017. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 6.1 bps, based on the servicing fee collections of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related sale supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amount of $19.6 million during the six months ended June 30, 2017.

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

In addition to its direct investments in Servicer Advances, we have also invested in asset-backed securities collateralized by Servicer Advances, which are summarized as of June 30, 2017 as follows (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Servicer Advance Bonds	$100,000	$99,758	$242	$—	$100,000	$90,000

(A)	Fair value, which is equal to carrying value for all securities.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of June 30, 2017 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency ARM RMBS	$123,193	$134,758	6.9%	$—	$(5,371)	$129,387	26	4.7	22.6%	$126,624
Agency Specified Pools	1,757,241	1,806,800	93.1%	552	(546)	1,806,806	62	9.8	0.1%	8,472
Agency RMBS	$1,880,434	$1,941,558	100.0%	$552	$(5,917)	$1,936,193	88	9.5	1.6%	$135,096

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of June 30, 2017 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$123,193	$134,758	100.0%	$129,387	3.3%	1.7%	N/A	2.0%	8.9%	6

(A)	Of these investments, 94.8% reset based on 12-month LIBOR index, 3.0% reset based on one-month LIBOR, and 2.2% reset based on the one-year Treasury Constant Maturity Rate.

(B)	Represents the maximum change in the coupon at the end of the fixed rate period. All securities in this category are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of June 30, 2017:

Net Interest Spread(A)
Weighted Average Asset Yield	2.98%
Weighted Average Funding Cost	1.14%
Net Interest Spread	1.84%

(A)
The Agency RMBS portfolio consists of 6.9% floating rate securities and 93.1% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2017 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$11,907,355	$5,169,234	$339,748	$(21,902)	$5,487,080	$4,226,691

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2017 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	428	$2,018,552	$1,414,470	28.0%	$1,553,235	12.5%	1.7%	8.8	2.3%
2006	CC	106	2,297,656	1,436,433	28.4%	1,520,240	8.0%	2.1%	8.7	1.6%
2007	CCC-	79	2,813,799	1,625,684	32.2%	1,719,759	7.1%	1.2%	8.0	1.9%
2008 and later	BBB-	116	4,539,848	576,636	11.4%	577,484	7.3%	—%	5.4	2.5%
Total/Weighted Average	CCC	729	$11,669,855	$5,053,223	100.0%	$5,370,718	9.0%	1.5%	8.1	2.0%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	12.5	0.09	11.7%	12.6%	12.4%
2006	11.2	0.16	9.4%	14.4%	29.2%
2007	10.4	0.30	11.9%	13.8%	33.6%
2008 and later	8.1	0.55	10.1%	2.7%	1.5%
Total/Weighted Average	10.9	0.23	10.9%	12.3%	22.5%

(A)	Excludes $100.0 million and $137.5 million face amount of bonds backed by Servicer Advances and Consumer Loans, respectively.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 207 bonds with a carrying value of $325.3 million, which either have never been rated or for which rating information is no longer provided. We had two assets with a carrying value of $24.1 million that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2017.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2017.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $161.9 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $178.6 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of June 30, 2017:

Net Interest Spread(A)
Weighted Average Asset Yield	5.83%
Weighted Average Funding Cost	2.68%
Net Interest Spread	3.15%

(A)	The Non-Agency RMBS portfolio consists of 89.9% floating rate securities and 10.1% fixed rate securities (based on amortized cost basis).

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

Residential Mortgage Loans

As of June 30, 2017, we had approximately $2.2 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1,316.8 million and notes and bonds payable with an aggregate face amount of approximately $146.7 million. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2017 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Reverse Mortgage Loans(E) (F)	$—	$—	—	—%	—	—%	—%	—%	N/A
Performing Loans(G)	589,962	527,098	8,294	8.0%	5.5	18.8%	84.3%	8.4%	652
Purchased Credit Deteriorated Loans(H)	319,239	230,323	2,572	5.5%	3.3	14.7%	87.2%	86.9%	597
Total Residential Mortgage Loans, held-for-investment	$909,201	$757,421	10,866	7.1%	4.7	17.4%	85.3%	35.9%	632

Reverse Mortgage Loans(E) (F)	$20,481	$10,709	59	6.8%	4.6	15.7%	137.0%	76.1%	N/A
Performing Loans(G) (I)	285,063	287,087	7,475	4.6%	4.4	8.3%	72.8%	9.3%	617
Non-Performing Loans(H) (I)	928,908	703,676	5,677	5.5%	4.0	18.5%	97.5%	66.0%	583
Total Residential Mortgage Loans, held-for-sale	$1,234,452	$1,001,472	13,211	5.3%	4.1	16.1%	92.5%	53.1%	591

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

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

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of June 30, 2017, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $37.9 million and $76.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

In 2016, we agreed to purchase newly originated consumer loans from a third party (“Consumer Loan Seller”). In the aggregate, as of December 31, 2016, we had purchased $177.4 million UPB of loans for an aggregate purchase price of $176.2 million from Consumer Loan Seller. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment.

The table below summarizes the collateral characteristics of the consumer loans as of June 30, 2017 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,576,334	69.8%	30.2%	190,487	669	17.9%	10.4%	135	3.6	3.0%	1.6%	2.4%	16.7%	6.3%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In February 2017, we completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two year term. We, along with three co-investors, each acquired 25% membership interests in LoanCo. For further information, see Note 9 to our Condensed Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2017(C)	$133,951	25.0%	$133,951	17.4%	1.4	1.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of May 31, 2017 as a result of the one month reporting lag.

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

Our critical accounting policies as of June 30, 2017, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2016, except as described below.

Consolidation

In May 2017, we securitized a pool of reperforming residential mortgage loans through certain subsidiaries (the “RPL Borrowers” - see Note 9 to our Condensed Consolidated Financial Statements). As a result of controlling an optional redemption feature in the securitization, although the loans were legally sold, solely for accounting purposes we determined that substantially all of the risks and rewards inherent in owning the loans had not been transferred through the securitization, and that it would not be treated as a sale under GAAP. Furthermore, we have determined that the RPL Borrowers are VIEs and that we are their primary beneficiary, and consolidate them, as a result of controlling the optional redemption feature and owning certain notes issued by the RPL Borrowers.

We account for our investments in LoanCo and WarrantCo pursuant to the equity method of accounting because we can exercise significant influence over LoanCo and WarrantCo, but the requirements for consolidation are not met. Our share of earnings and losses in these equity method investees is included in “Earnings from investments in consumer loans, equity method investees” on the condensed consolidated statements of income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the condensed consolidated balance sheets. LoanCo has elected to measure its investment in consumer loans at fair value and WarrantCo has elected to measure its investments in warrants at fair value.

Mortgage Servicing Rights Financing Receivable

As a result of the length of the initial term of the related subservicing agreement between NRM and PHH (Note 5 to our Condensed Consolidated Financial Statements), although the MSRs were legally sold, solely for accounting purposes we determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, we recorded an investment in mortgage servicing rights financing receivable. Income from this investment is recorded as interest income, and we have elected to measure the investment at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivable in the Condensed Consolidated Statements of Income.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Interest income	$471,952	$277,477	$194,475	$764,490	$467,513	$296,977
Interest expense	115,157	100,685	14,472	213,386	181,913	31,473
Net Interest Income	356,795	176,792	180,003	551,104	285,600	265,504

Impairment
Other-than-temporary impairment (OTTI) on securities	5,115	2,819	2,296	7,227	6,073	1,154
Valuation provision (reversal) on loans and real estate owned	20,771	16,825	3,946	38,681	23,570	15,111
	25,886	19,644	6,242	45,908	29,643	16,265

Net interest income after impairment	330,909	157,148	173,761	505,196	255,957	249,239
Servicing revenue, net	170,851	—	170,851	211,453	—	211,453
Other Income
Change in fair value of investments in excess mortgage servicing rights	(19,180)	(15,263)	(3,917)	(18,359)	(7,337)	(11,022)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	4,246	(675)	4,921	4,002	2,347	1,655
Change in fair value of investments in mortgage servicing rights financing receivable	5,596	—	5,596	5,596	—	5,596
Change in fair value of investments in servicer advances	56,969	13,946	43,023	59,528	(17,278)	76,806
Gain on consumer loans investment	—	—	—	—	9,943	(9,943)
Gain on remeasurement of consumer loans investment	—	—	—	—	71,250	(71,250)
Gain (loss) on settlement of investments, net	13,371	(14,271)	27,642	(303)	(26,517)	26,214
Earnings from investments in consumer loans, equity method investees	5,880	—	5,880	5,880	—	5,880
Other income (loss), net	(9,035)	(3,460)	(5,575)	(2,191)	(20,209)	18,018
	57,847	(19,723)	77,570	54,153	12,199	41,954

Operating Expenses
General and administrative expenses	16,042	7,224	8,818	27,869	19,305	8,564
Management fee to affiliate	14,186	10,008	4,178	27,260	20,016	7,244
Incentive compensation to affiliate	40,172	4,929	35,243	52,632	6,125	46,507
Loan servicing expense	13,002	14,119	(1,117)	26,378	15,850	10,528
Subservicing expense	55,958	—	55,958	73,662	—	73,662
	139,360	36,280	103,080	207,801	61,296	146,505

Income (Loss) Before Income Taxes	420,247	101,145	319,102	563,001	206,860	356,141
Income tax expense (benefit)	82,844	7,518	75,326	88,440	(2,705)	91,145
Net Income (Loss)	$337,403	$93,627	$243,776	$474,561	$209,565	$264,996
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$15,671	$24,975	$(9,304)	$31,451	$29,177	$2,274
Net Income (Loss) Attributable to Common Stockholders	$321,732	$68,652	$253,080	$443,110	$180,388	$262,722

Interest Income

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Interest income increased by $194.5 million, primarily attributable to an increase in interest income of (i) $161.5 million from Servicer Advances, primarily due to a $170.9 million increase from HLSS Servicer Advances driven by a retrospective adjustment resulting from a change in valuation assumptions on June 30, 2017, (ii) $45.3 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, (iii) $11.4 million from an increase in the size of the Residential Mortgage Loans portfolio due to the acquisition of loans through execution of calls and a purchase from a third-party, and (iv) $2.5 million from Mortgage Servicing Rights due to the PHH Transaction (Note 5 to our Condensed Consolidated Financial Statements). The increase was partially offset by (v) a $15.1 million decrease from Excess MSR investments attributable to a step up in prepayment rates this quarter relative to the prior year, (vi) a $10.6 million decrease from Consumer Loan investments primarily driven by lower UPB, and (vii) a $0.5 million decrease in interest income related to recoveries from certain GNMA EBO servicer advances.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest income increased by $297.0 million, primarily attributable to incremental interest income of (i) $157.3 million from Servicer Advances, due to a $171.5 million increase from HLSS Servicer Advances driven by a retrospective adjustment resulting from a change in valuation assumptions on June 30, 2017, (ii) $93.2 million from an increase in the size of Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, (iii) $61.8 million from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, (iv) $9.9 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through execution of calls, and (v) $2.5 million from Mortgage Servicing Rights due to the PHH Transaction (Note 5 to our Condensed Consolidated Financial Statements). The increase was partially offset by (vi) a $26.7 million decrease from Excess MSR investments attributable to a step up in prepayment rates relative to the prior year, and (vii) a $1.0 million decrease in interest income related to recoveries from certain GNMA EBO servicer advances.

Interest Expense

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Interest expense increased by $14.5 million primarily attributable to increases of (i) $18.6 million of interest on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to June 30, 2016, (ii) $10.6 million of interest expense on MSRs and related servicer advances financing obtained during the three months ended June 30, 2017, (iii) $4.7 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio and (iv) $3.8 million on Excess MSRs due to an increase in LIBOR quarter over quarter. The increase was partially offset by (v) an $18.1 million decrease in interest on financings related to Servicer Advances due to debt extinguishment and refinancing subsequent to June 30, 2016, and (vi) $5.2 million on Consumer Loans due to a decrease in the levered portfolio.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest expense increased by $31.5 million primarily attributable to increases of (i) $32.0 million of interest on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to June 30, 2016, (ii) $11.6 million of interest expense on MSRs and related servicer advances financing obtained during the six months ended June 30, 2017, (iii) $11.0 million on debt collateralized by Excess MSRs issued subsequent to June 30, 2016, (iv) $9.3 million on the Consumer Loan segment including the securitization notes assumed as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, and (v) $4.9 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio. The increase was partially offset by (vi) a $37.3 million decrease in interest on financings related to Servicer Advances due to debt extinguishment and refinancing subsequent to June 30, 2016.

Other-Than-Temporary Impairment on Securities

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The other-than-temporary impairment on securities increased by $2.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily resulting from a decrease in fair values below their amortized cost basis on an increased number of our Non-Agency RMBS as of June 30, 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The other-than-temporary impairment on securities increased by $1.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily resulting from a decrease in fair values above their amortized cost basis on an increased number of our Non-Agency RMBS as of June 30, 2017.

Valuation Provision (Reversal) on Loans and Real Estate Owned

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The $3.9 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $4.7 million increase in impairment on Residential Mortgage Loans and REO due primarily to impairment on certain non-performing loans with low performance partially offset by reversal of impairment on certain REOs with an increase in home prices, during the three months ended June 30, 2017, partially offset by (ii) a decrease of $0.5 million in consumer loan provision expense, and (iii) a decrease of $0.3 million of reserve related to certain GNMA EBO servicer advance receivables during the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The $15.1 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) consumer loan provision expense of $19.5 million on loans acquired as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016 and certain newly originated consumer loans acquired subsequent to June 30, 2016. This increase was partially offset by (ii) a $3.6 million decrease in impairment on Residential Mortgage Loans and REO due primarily to reversal of impairment on certain REOs with an increase in home prices, partially offset by impairment on certain non-performing loans with low performance, during the six months ended June 30, 2017 and (iii) a decrease of $0.8 million of reserve related to certain GNMA EBO servicer advance receivables during the six months ended June 30, 2017.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(12,718)	$—	$(12,718)	$(19,826)	$—	$(19,826)
Changes in discount rates	71,450	—	71,450	72,090	—	72,090
Changes in other factors	31,010	—	31,010	36,719	—	36,719
Total	$89,742	$—	$89,742	$88,983	$—	$88,983

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Servicing revenue, net increased $170.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM, which closed subsequent to June 30, 2016 (Note 5 to our Condensed Consolidated Financial Statements). $89.7 million of the increase was related to changes in valuation inputs and assumptions, which included an increase in the custodial earnings rate that caused the fair value of our MSRs to increase by approximately $38.0 million.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Servicing revenue, net increased $211.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM, which closed subsequent to June 30, 2016 (Note 5 to our Condensed Consolidated Financial Statements). The positive mark-to-market adjustment during the six months ended June 30, 2017 was primarily driven by a decrease in discount rates. $89.0 million of the increase was related to changes in valuation inputs and assumptions, which included an increase in the custodial earnings rate that caused the fair value of our MSRs to increase by approximately $38.0 million.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(22,330)	$(11,454)	$(10,876)	$(20,198)	$(6,463)	$(13,735)
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	3,150	(3,809)	6,959	1,839	(874)	2,713
Total	$(19,180)	$(15,263)	$(3,917)	$(18,359)	$(7,337)	$(11,022)

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$1,481	$(4,003)	$5,484	$140	$(4,968)	$5,108
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	2,765	3,328	(563)	3,862	7,315	(3,453)
Total	$4,246	$(675)	$4,921	$4,002	$2,347	$1,655

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The positive mark-to-market adjustments during the three months ended June 30, 2017 were mainly driven by a decrease in prepayment speed projections. Mark-to-market adjustments on equity method investees are also impacted by interest income net of expenses recorded at the investee level and other market factors, which totaled $2.8 million during the three months ended June 30, 2017, compared to $3.3 million during the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The positive mark-to-market adjustments during the six months ended June 30, 2017 were mainly driven by a decrease in prepayment speed projections. Mark-to-market adjustments on equity method investees are also impacted by interest income net of expenses recorded at the investee level and other market factors, which totaled $3.9 million during the six months ended June 30, 2017, compared to $7.3 million during the six months ended June 30, 2016.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivable

The component of changes in the fair value of investments in mortgage servicing rights financing receivable related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(3,528)	$—	$(3,528)	$(3,528)	$—	$(3,528)
Changes in discount rates	9,303	—	9,303	9,303	—	9,303
Changes in other factors	948	—	948	948	—	948
Total	$6,723	$—	$6,723	$6,723	$—	$6,723

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The change in fair value of investments in mortgage servicing rights financing receivable of $5.6 million during the three months ended June 30, 2017 is due to the acquisition of mortgage servicing rights financing receivable as a result of the PHH Transaction (Note 5 to our Condensed Consolidated Financial Statements), which are measured at fair value on a recurring basis. $6.7 million of the increase was related to changes in valuation inputs and assumptions.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The change in fair value of investments in mortgage servicing rights financing receivable of $5.6 million during the six months ended June 30, 2017 is due to the acquisition of mortgage servicing rights financing receivable as a result of the PHH Transaction (Note 5 to our Condensed Consolidated Financial Statements), which are measured at fair value on a recurring basis. $6.7 million of the increase was related to changes in valuation inputs and assumptions.

Change in Fair Value of Investments in Servicer Advances

Changes in the fair value of investments in Servicer Advances related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(5,487)	$(23,432)	$17,945	$(3,503)	$(82,804)	$79,301
Changes in discount rates	(154,803)	36,850	(191,653)	(154,803)	59,708	(214,511)
Changes in other factors	217,259	528	216,731	217,834	5,818	212,016
Total	$56,969	$13,946	$43,023	$59,528	$(17,278)	$76,806

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The positive mark-to-market adjustments during the three months ended June 30, 2017 were mainly driven by a change in valuation assumptions related to the HLSS portfolio. Primarily, we reduced our assumption related to the cost of subservicing in periods subsequent to the expiration of the related contract to reflect the current characteristics of, and market for, this investment. This change in assumption resulted in a positive mark-to-market adjustment of $193.8 million. An increase in the custodial interest earnings rate and a decrease in the near-term estimated advance-to-UPB ratio related to the HLSS portfolio further increased the fair value of investments in Servicer Advances. The increase was partially offset by a negative mark-to-market adjustment of $154.8 million driven by a discount rate change related to the HLSS portfolio.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The positive mark-to-market adjustments during the six months ended June 30, 2017 were mainly driven by a change in valuation assumptions related to the HLSS portfolio. Primarily, we reduced our assumption related to the cost of subservicing in periods subsequent to the expiration of the related contract to reflect the current characteristics of, and market for, this investment. This change in assumption resulted in a positive mark-to-market adjustment of $193.8 million. An increase in the custodial interest earnings rate and a decrease in the near-term estimated advance-to-UPB ratio related to the HLSS portfolio further increased the fair value of investments in Servicer Advances. The increase was partially offset by a negative mark-to-market adjustment of $154.8 million driven by a discount rate change related to the HLSS portfolio.

Gain on Consumer Loans Investment

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Gain on consumer loans investment was a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

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

Gain on Remeasurement of Consumer Loans Investment

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Gain on remeasurement of consumer loans investment represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements).

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Gain on remeasurement of consumer loans investment of $71.3 million during the six months ended June 30, 2016 represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements).

Gain (Loss) on Settlement of Investments, Net

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Gain (loss) on settlement of investments increased by $27.6 million, primarily related to (i) increased gain on sale of real estate securities of $21.6 million, (ii) increased gain on sale of residential mortgage loans of $28.0 million, and (iii) decreased in loss on extinguishment of debt of $0.5 million, partially offset by (iv) $13.3 million increase in loss on settlement of derivatives, (v) $5.5 million change in gain on sale of REO to loss on sale of REO, and (vi) $3.6 million increase in loss on liquidated residential mortgage loans, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Gain (loss) on settlement of investments increased by $26.2 million, primarily related to (i) increased gain on sale of real estate securities of $6.5 million, (ii) increased gain on sale of residential mortgage loans of $28.3 million, and (iii) $5.2 million decrease in loss on settlement of derivatives, partially offset by (iv) $8.3 million change in gain on sale of REO to loss on sale of REO, and (v) $5.6 million increase in loss on liquidated residential mortgage loans, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Earnings from investments in Consumer Loans, Equity Method Investees of $5.9 million during the three months ended June 30, 2017 represents earnings generated by our 25% member interest in LoanCo (Note 9 to our Condensed Consolidated Financial Statements).

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Earnings from investments in Consumer Loans, Equity Method Investees of $5.9 million during the six months ended June 30, 2017 represents earnings generated by our 25% member interest in LoanCo (Note 9 to our Condensed Consolidated Financial Statements).

Other Income (Loss), Net

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Other income (loss), net decreased by $5.6 million, primarily attributable to (i) a $2.8 million decrease in gain on transfer of loans to REO, (ii) $4.5 million decrease in Ocwen downgrade reimbursement income, and (iii) $1.7 million increase in REO expense and Servicer Advance expenses, partially offset by (iv) $3.6 million decrease in loss on derivative instruments, (v) $0.6 million decrease in unrealized loss on other ABS, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other income (loss), net increased by $18.0 million, primarily attributable to (i) a $32.5 million decrease in loss on derivative instruments, (ii) $1.1 million change from unrealized losses to unrealized gains on other ABS, (iii) an increased gain on transfer of loans to REO of $1.3 million, partially offset by (iv) $10.4 million decrease in Ocwen downgrade reimbursement income, (v) $5.7 million increase in REO expense and Servicer Advance expenses, (vi) $0.6 million decrease in gain on transfer of loans to other assets and gain on Excess MSR recapture agreements, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

General and Administrative Expenses

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

General and administrative expenses increased by $8.8 million primarily attributable to (i) a $3.3 million increase in securitization fees, (ii) a $0.6 million increase in custodian expense, (iii) a $0.5 million increase in professional fees related to servicing compliance, (iv) a $2.4 million of deal related expense, and (v) a $1.7 million increase in other general and administrative expenses related to newly acquired Residential Mortgage Loans during the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

General and administrative expenses increased by $8.6 million primarily attributable to (i) a $4.6 million increase in securitization fees, (ii) a $0.7 million increase in custodian expense, (iii) a $1.2 million increase in professional fees related to servicing compliance, (iv) a $3.3 million increase in other general and administrative expenses related to newly acquired Residential Mortgage Loans, partially offset by (v) a $2.0 million decrease in deal expense during the six months ended June 30, 2017.

Management Fee to Affiliate

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Management fee to affiliate increased by $4.2 million as a result of increases to our gross equity subsequent to June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Management fee to affiliate increased by $7.2 million as a result of increases to our gross equity subsequent to June 30, 2016.

Incentive Compensation to Affiliate

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Incentive compensation to affiliate increased by $35.2 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Incentive compensation to affiliate increased by $46.5 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Loan Servicing Expense

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Loan servicing expense decreased by $1.1 million due to (i) a $0.5 million decrease in loan servicing expense on Consumer Loans, held for investment, (ii) a $0.5 million decrease in servicing expense on the Residential Mortgage Loans, and (iii) a $0.1 million decrease in servicing expense on Real Estate Securities.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Loan servicing expense increased by $10.5 million due to (i) a $10.6 million increase of loan servicing expense on Consumer Loans, held for investment as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, and (ii) a $0.1 million increase in servicing expense on the Residential Mortgage Loans, partially offset by (iii) a $0.2 million decrease in servicing expense on Real Estate Securities.

Subservicing Expense

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Subservicing expense increased $56.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of transactions that closed subsequent to June 30, 2016 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Subservicing expense increased $73.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of transactions that closed subsequent to June 30, 2016 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Income tax expense (benefit) increased by $75.3 million primarily due to the increase in the net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on investments in Servicer Advances and other book to tax differences.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Income tax expense (benefit) increased by $91.1 million primarily due to the increase in the net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on investments in Servicer Advances and other book to tax differences.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Noncontrolling interests in income of consolidated subsidiaries decreased by $9.3 million primarily due to (i) a $7.0 million decrease in other’s interest in the net income of the Buyer as a result of a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the three months ended June 30, 2017 and (ii) a $2.3 million decrease in other’s interest in the net income of the Consumer Loan Companies as a result of a decrease in UPB and interest income generated, during the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Noncontrolling interests in income of consolidated subsidiaries increased by $2.3 million primarily due to (i) a $7.7 million increase from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction on March 31, 2016 (Note 9 to our Condensed Consolidated Financial Statements), which are 46.5% owned by third parties, partially offset by (ii) a $5.4 million decrease in other’s interest in the net income of the Buyer as a result of a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the six months ended June 30, 2017.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advances, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our licensed servicer subsidiary, NRM, is subject to regulatory requirements regarding NRM’s liquidity. As of June 30, 2017, approximately $443.8 million of our cash and cash equivalents was held at NRM, of which $361.5 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future Servicer Advances. Currently, we expect that net recoveries of Servicer Advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2017, we had outstanding repurchase agreements with an aggregate face amount of approximately $8.3 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 5% for Agency RMBS, 10% - 60% for Non-Agency RMBS, and 3% - 50% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $285.1 million face amount of our Excess MSR financing is subject to “collateral coverage trigger events,” which are essentially similar to a margin requirement (except that they result in an actual paydown of the financing) to the extent that the UPB of the financing exceeds 90% of the market value of the related collateral. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) the difference between (a) accretion and amortization and unrealized gains and losses recorded with respect to our investments and (b) cash received therefrom, (ii) unrealized gains and losses on our derivatives, and recorded impairments, if any, (iii) deferred taxes, and (iv) principal cash flows related to held-for-sale loans, which are characterized as operating cash flows under GAAP.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	June 30, 2017
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$2,720,413	$2,720,413	Jul-17 to Aug-17	1.14%	0.1	$2,727,477	$2,805,774	$2,808,860	0.3
Non-Agency RMBS (E)	4,226,691	4,226,691	Jul-17 to Sep-17	2.68%	0.1	10,947,964	5,069,675	5,382,793	8.0
Residential Mortgage Loans(F)	1,213,786	1,211,460	Jul-17 to Feb-19	3.88%	0.5	1,811,738	1,581,267	1,563,004	3.8
Real Estate Owned(G)(H)	103,031	102,834	Jul-17 to Feb-19	3.88%	0.4	N/A	N/A	137,402	N/A
Total Repurchase Agreements	8,263,921	8,261,398		2.36%	0.2
Notes and Bonds Payable
Secured Corporate Notes(I)	768,443	764,601	Apr-18 to Sep-19	5.69%	1.8	275,957,786	1,195,335	1,339,563	6.1
MSRs(J)	924,214	923,336	Feb-18 to Apr-22	5.23%	2.9	191,111,797	1,647,679	1,836,451	6.8
Servicer Advances(K)	4,528,323	4,519,048	Nov-17 to Dec-21	3.28%	2.3	4,562,746	4,905,989	4,984,475	5.0
Residential Mortgage Loans(L)	144,562	144,562	Oct-17 to Apr-20	3.60%	2.7	237,605	186,261	186,261	7.5
Consumer Loans(M)	1,437,834	1,434,057	Sep-19 to Mar-24	3.37%	3.0	1,576,163	1,574,459	1,569,217	3.6
Receivable from government agency(L)	2,178	2,178	Oct-17	3.74%	0.3	N/A	N/A	2,815	N/A
Total Notes and Bonds Payable	7,805,554	7,787,782		3.77%	2.5
Total/ Weighted Average	$16,069,475	$16,049,180		3.05%	1.3

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of July 2017 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $17.6 million of associated accrued interest payable as of June 30, 2017.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $2.7 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $159.9 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $213.3 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.75%, $270.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, and a $285.1 million corporate loan which bears interest equal to 5.68%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our Excess MSRs that secure these notes, and the $285.1 million corporate loan is also collateralized by the rights to the related basic fee portion of the MSRs.

(J)
Includes $290.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, $60.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, $74.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.65%, and $500.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.00%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our MSRs and mortgage servicing rights financing receivable that secure these notes.

(K)
$4.1 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.4%. Collateral includes Servicer Advances receivable related to the mortgage servicing rights owned by NRM.

(L)
Represents: (i) a $8.7 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.875% and (ii) $138.1 million of asset-backed notes held by third parties which bear interest equal to 3.60%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $1.1 billion UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $96.4 million face amount note collateralized by newly originated consumer loans which bears interest equal to one-month LIBOR plus 3.25%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, including the Servicer Advances and Consumer Loans Notes and Bonds Payable, such collateral is not available to other creditors of ours.

We have margin exposure on $8.3 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2017
	Outstanding Balance at June 30, 2017	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$2,720,413	$2,220,195	$2,727,309	0.99%
Non-Agency RMBS	4,226,691	3,287,609	4,226,691	2.54%
Residential Mortgage Loans	1,077,934	903,331	1,698,723	3.56%
Real Estate Owned	87,955	87,677	163,264	3.52%
Notes and Bonds Payable
Secured Corporate Notes	213,332	219,018	220,000	5.51%
MSRs	424,027	346,656	424,027	5.13%
Servicer Advances	454,335	298,777	646,067	2.89%
Residential Mortgage Loans	6,505	8,605	8,819	3.74%
Real Estate Owned	2,178	2,791	3,136	3.74%
Total/Weighted Average	$9,213,370	$7,374,659		2.42%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended September 30, 2016	Three Months Ended December 31, 2016	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017
Repurchase Agreements
Agency RMBS	$1,636,200	$1,530,739	1,905,559	2,531,373
Non-Agency RMBS	2,259,505	2,653,867	2,891,179	3,713,734
Residential Mortgage Loans	692,282	578,532	785,283	1,020,082
Real Estate Owned	102,896	60,494	92,169	83,235
Consumer Loans	22,153	30,565	—	—

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of June 30, 2017, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2017	$363,064	$8,121,690	$8,484,754
2018	942,742	782,556	1,725,298
2019	1,805,186	560,828	2,366,014
2020	514,303	—	514,303
2021	1,137,454	—	1,137,454
2022 and thereafter	1,341,465	500,187	1,841,652
	$6,104,214	$9,965,261	$16,069,475

(A)	Includes repurchase agreements and notes and bonds payable of $0.0 million and $6,104.0 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $8,264.0 million and $1,701.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.1% and 21.5%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 22.3% and 25.0%, respectively, during the six months ended June 30, 2017.

Borrowing Capacity

The following table represents our borrowing capacity as of June 30, 2017 (in thousands):

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Residential Mortgage Loans and REO	$2,340,000	$1,316,817	$1,023,183
Notes and Bonds Payable
Secured Corporate Loans	Excess MSRs	525,000	483,332	41,668
MSRs	MSRs	700,000	424,027	275,973
Servicer Advances(A)	Servicer Advances	2,867,161	1,921,827	945,334
Consumer Loans	Consumer Loans	150,000	96,368	53,632
		$6,582,161	$4,242,371	$2,339,790

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds with a current face amount of $93.5 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2017.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2017.

As of June 30, 2017, our outstanding options had a weighted average exercise price of $14.74. Our outstanding options as of June 30, 2017 are summarized as follows:

Held by the Manager	16,128,730
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	2,367,458
Issued to the independent directors	6,000
Total	18,502,188

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

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2017, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2016	$126,363
Net unrealized gain (loss) on securities	201,960
Reclassification of net realized (gain) loss on securities into earnings	(15,023)
Accumulated other comprehensive income (loss), June 30, 2017	$313,300

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2017, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of credit spreads. We recorded OTTI charges of $7.2 million with respect to real estate securities and realized gains of $22.2 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
December 31, 2016	January 2017	$0.46
March 31, 2017	April 2017	$0.48
June 30, 2017	July 2017	$0.50

Cash Flow

Operating Activities

Net cash flows provided by operating activities decreased approximately $685.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Operating cash flows for the six months ended June 30, 2017 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $2.6 billion, servicing fees received of $153.7 million, collections on receivables and other assets of $26.6 million, net interest income received of $286.3 million, and distributions of earnings from equity method investees of $8.7 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $3.2 billion, incentive compensation and management fees paid to the Manager of $63.7 million, net funding on servicing advance receivables of $7.8 million, taxes paid of $4.8 million and other outflows of approximately $108.8 million that primarily consisted of general and administrative costs and subservicing fees.

Investing Activities

Cash flows used in investing activities were $2.8 billion for the six months ended June 30, 2017. Investing activities consisted primarily of the acquisition of Servicer Advances, MSRs, Excess MSRs, real estate securities, and loans, net of principal repayments from Servicer Advances, MSRs, Excess MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by financing activities were approximately $3.4 billion during the six months ended June 30, 2017. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $409.4 million. As of June 30, 2017, there was $4,631.5 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

As described in Note 9 to our condensed consolidated financial statements, we have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $55.1 million as of June 30, 2017. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of June 30, 2017. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2017 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2016, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2017:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts, including borrowings to fund MSRs.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2017, if any. As described in Note 14, we have committed to purchase certain future Servicer Advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of Servicer Advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advances.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $356.3 million of unfunded and available revolving credit privileges as of June 30, 2017. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

Our definition of core earnings includes accretion on held-for-sale loans as if they continued to be held-for-investment. Although we intend to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, we continue to receive cash flows from such loans and believe that it is appropriate to record a yield thereon. In addition, our definition of core earnings excludes all deferred taxes, rather than just deferred taxes related to unrealized gains or losses, because we believe deferred taxes are not representative of current operations. Our definition of core earnings also limits accreted interest income on RMBS where we receive par upon the exercise of associated call rights based on the estimated value of the underlying collateral, net of related costs including advances. We created this limit in order to be able to accrete to the lower of par or the net value of the underlying collateral, in instances where the net value of the underlying collateral is lower than par. We believe this amount represents the amount of accretion we would have expected to earn on such bonds had the call rights not been exercised.

Our investments in consumer loans are accounted for under ASC No. 310-20 and ASC No. 310-30, including certain non-performing consumer loans with revolving privileges that are explicitly excluded from being accounted for under ASC No. 310-30. Under ASC No. 310-20, the recognition of expected losses on these non-performing consumer loans is delayed in comparison to the level yield methodology under ASC No. 310-30, which recognizes income based on an expected cash flow model reflecting an investment’s lifetime expected losses. The purpose of the Core Earnings adjustment to adjust consumer loans to a level yield is to present income recognition across the consumer loan portfolio in the manner in which it is economically earned, avoid potential delays in loss recognition, and align it with our overall portfolio of mortgage-related assets which generally record income on a level yield basis. With respect to consumer loans classified as held-for-sale, the level yield is computed through the expected sale date. With respect to the gains recorded under GAAP in 2014 and 2016 as a result of a refinancing of, and the consolidation of, the Consumer Loan Companies, respectively, we continue to record a level yield on those assets based on their original purchase price.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$321,732	$68,652	$443,110	$180,388
Impairment	25,886	19,644	45,908	29,643
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	19,180	15,263	18,359	7,337
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(4,246)	675	(4,002)	(2,347)
Change in fair value of investments in mortgage servicing rights financing receivable	(6,723)	—	(6,723)	—
Change in fair value of investments in servicer advances	(56,969)	(13,946)	(59,528)	17,278
Gain on consumer loans investment	—	—	—	(9,943)
Gain on remeasurement of consumer loans investment	—	—	—	(71,250)
(Gain) loss on settlement of investments, net	(13,371)	14,271	303	26,517
Unrealized (gain) loss on derivative instruments	8,010	11,603	3,684	36,160
Unrealized (gain) loss on other ABS	607	1,218	(151)	950
(Gain) loss on transfer of loans to REO	(4,978)	(7,804)	(11,612)	(10,287)
(Gain) loss on transfer of loans to other assets	(81)	(344)	(293)	(861)
Gain on Excess MSR recapture agreements	(715)	(688)	(1,342)	(1,420)
Other (income) loss	6,192	3,995	11,905	6,040
Total Other Income Adjustments	(53,094)	24,243	(49,400)	(1,826)

Other Income and Impairment attributable to non-controlling interests	(7,848)	(4,195)	(18,101)	(5,187)
Change in fair value of investments in mortgage servicing rights	(89,742)	—	(88,983)	—
Non-capitalized transaction-related expenses	5,278	(557)	7,930	5,413
Incentive compensation to affiliate	40,172	4,929	52,632	6,125
Deferred taxes	82,188	6,547	85,606	(4,134)
Interest income on residential mortgage loans, held-for-sale	3,789	4,561	7,466	6,473
Limit on RMBS discount accretion related to called deals	(6,516)	(3,594)	(6,516)	(6,243)
Adjust consumer loans to level yield	(8,566)	(2,744)	(13,586)	15,162
Core earnings of equity method investees:
Excess mortgage servicing rights	4,456	2,110	6,534	6,139
Core Earnings	$317,735	$119,596	$472,600	$231,953

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

We are exposed to fluctuations in forward LIBOR rates across our portfolio. For our investments in Servicer Advances (including the basic fee component of the related MSRs), forward LIBOR rates have a direct impact on current period income recognition. Performance-based incentive fees paid to both Nationstar and Ocwen as part of our MSR purchase agreements are impacted by changes in LIBOR. Ocwen’s performance-based incentive fee is reduced by a LIBOR-based factor if the advance ratio exceeds a predetermined level for that month. Shifts upward in projected LIBOR will increase any projected reduction in Ocwen’s incentive fee, thus increasing our share of the servicing fee. Conversely, shifts downward in projected LIBOR will decrease the projected reduction in Ocwen’s incentive fee, thus decreasing our share of the servicing fee. Nationstar’s performance-based incentive fee is based on our target equity return. Changes in LIBOR may impact Nationstar’s ability to reach our target return. Shifts downward in projected LIBOR will decrease our projected cost of borrowings thus decreasing the share of the servicing fee we need to receive in order to obtain our target return. Conversely, shifts upward in projected LIBOR will increase our projected cost of borrowings thus increasing the share of the servicing fee we need to receive in order to obtain our target return.

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

As of June 30, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $20.3 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would decrease our cash flows by approximately $17.5 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of June 30, 2017 and assuming a LIBOR floor of 0.0%).

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, mortgage servicing rights financing receivable, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our investments in MSRs and Excess MSRs, we have recapture agreements, as described in Notes 4 and 5 to our Consolidated Financial Statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our investments in MSRs, mortgage servicing rights financing receivable, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, mortgage servicing rights financing receivable, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

As of June 30, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $247.3 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $328.3 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

A further discussion on the sensitivity of our book value to changes in yields required by the marketplace on interest bearing investments is included below under “—Credit Spread Risk.”

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs, mortgage servicing rights financing receivable, Excess MSRs, the basic fee component of MSRs (which we own as part of our investments in Servicer Advances), Non-Agency RMBS and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs, mortgage servicing rights financing receivable, Excess MSRs or the basic fee component of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs, mortgage servicing rights financing receivable, Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

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

As of June 30, 2017, a 25 basis point increase in credit spreads would decrease our net book value by approximately $164.3 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $168.1 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in MSRs, mortgage servicing rights financing receivable, Excess MSRs, Servicer Advances, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of Servicer Advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

For our MSRs, mortgage servicing rights financing receivable, and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not directly affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan, so delinquencies decrease prepayments therefore having a positive impact on fair value, while increased defaults have an effect similar to increased prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal. For our call rights, higher delinquencies and defaults could reduce the value of the underlying loans, therefore reducing or eliminating the related potential profit.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of June 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2017	$353,975
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$385,974	$369,268	$339,946	$327,025
Change in estimated fair value:
Amount	$31,999	$15,293	$(14,029)	$(26,950)
%	9.0%	4.3%	(4.0)%	(7.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$378,846	$366,141	$342,343	$331,210
Change in estimated fair value:
Amount	$24,871	$12,166	$(11,632)	$(22,765)
%	7.0%	3.4%	(3.3)%	(6.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$357,587	$355,784	$352,176	$350,373
Change in estimated fair value:
Amount	$3,612	$1,809	$(1,799)	$(3,602)
%	1.0%	0.5%	(0.5)%	(1.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$343,609	$348,757	$359,280	$364,659
Change in estimated fair value:
Amount	$(10,366)	$(5,218)	$5,305	$10,684
%	(2.9)%	(1.5)%	1.5%	3.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of June 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2017	$950,691
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,028,975	$988,013	$915,679	$883,620
Change in estimated fair value:
Amount	$78,284	$37,322	$(35,012)	$(67,071)
%	8.2%	3.9%	(3.7)%	(7.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,036,046	$991,691	$911,700	$875,559
Change in estimated fair value:
Amount	$85,355	$41,000	$(38,991)	$(75,132)
%	9.0%	4.3%	(4.1)%	(7.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$950,691	$950,691	$950,691	$950,691
Change in estimated fair value:
Amount	$—	$—	$—	$—
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$945,988	$948,143	$952,552	$954,808
Change in estimated fair value:
Amount	$(4,703)	$(2,548)	$1,861	$4,117
%	(0.5)%	(0.3)%	0.2%	0.4%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of June 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2017	$181,610
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$197,142	$189,034	$174,792	$168,512
Change in estimated fair value:
Amount	$15,532	$7,424	$(6,818)	$(13,098)
%	8.6%	4.1%	(3.8)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$193,483	$187,425	$176,033	$170,687
Change in estimated fair value:
Amount	$11,873	$5,815	$(5,577)	$(10,923)
%	6.5%	3.2%	(3.1)%	(6.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$184,355	$182,983	$180,237	$178,865
Change in estimated fair value:
Amount	$2,745	$1,373	$(1,373)	$(2,745)
%	1.5%	0.8%	(0.8)%	(1.5)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$176,043	$178,807	$184,454	$187,339
Change in estimated fair value:
Amount	$(5,567)	$(2,803)	$2,844	$5,729
%	(3.1)%	(1.5)%	1.6%	3.2%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivable, owned as of June 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2017	$1,867,826
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,046,695	$1,953,099	$1,789,324	$1,717,367
Change in estimated fair value:
Amount	$178,869	$85,273	$(78,502)	$(150,459)
%	9.6%	4.6%	(4.2)%	(8.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,992,049	$1,928,139	$1,810,502	$1,756,499
Change in estimated fair value:
Amount	$124,223	$60,313	$(57,324)	$(111,327)
%	6.7%	3.2%	(3.1)%	(6.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,882,120	$1,874,751	$1,860,016	$1,852,658
Change in estimated fair value:
Amount	$14,294	$6,925	$(7,810)	$(15,168)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,823,259	$1,845,444	$1,889,813	$1,911,997
Change in estimated fair value:
Amount	$(44,567)	$(22,382)	$21,987	$44,171
%	(2.4)%	(1.2)%	1.2%	2.4%

The Non-Agency MSRs owned as of June 30, 2017 had an aggregate fair value of less than $0.1 million and this fair value would not change significantly based on similar changes in assumptions.

Each of the preceding sensitivity analyses is hypothetical and should be used with caution. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

On June 15, 2017, the court entered an order preliminarily approving a settlement of the Securities Action for $6 million, certifying a settlement class, approving the form and content of notice of the settlement to class members, and setting a hearing for November 17, 2017 to determine whether the settlement should receive final approval.

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

With respect to our investments in MSRs, Excess MSRs, interest-only RMBS, residential mortgage loans and consumer loans, when the related loans are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us will either, in the case of interest-only RMBS, Excess MSRs, and/or MSRs, cease (unless, in the case of MSRs and Excess MSRs, the loans are recaptured upon a refinancing), or we will cease to receive interest income on such investments, as applicable. Borrowers under residential mortgage loans and consumer loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment rates is a significant assumption underlying our cash flow projections. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If the fair value of our MSRs, Excess MSRs or interest-only RMBS decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows and/or interest income, as applicable, we receive from our investments, and we could ultimately receive substantially less than what we paid for such assets. Consequently, the price we pay to acquire our investments may prove to be too high if there is a significant increase in prepayment rates.

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

Moreover, delinquency rates have a significant impact on the value of our investments. When delinquent residential mortgage loans are resolved through foreclosure (or repurchased by the GSEs), the UPB of such mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool when the related properties are foreclosed on and liquidated and the related cash flows payable to us, as the holder of the MSR, Excess MSR or basic fee, as applicable, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our MSRs from GSEs or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our Servicer Advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. In addition, delinquencies on the loans underlying our Servicer Advances give rise to accrued but unpaid servicing fees, or “deferred servicing fees,” which we have agreed to purchase or have otherwise acquired in connection with our purchase of Servicer Advances, and deferred servicing fees generally cannot be financed on terms as favorable as the terms available to other types of Servicer Advances. Additionally, in the case of residential mortgage loans, consumer loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, residential mortgage loans and/or consumer loans if and to the extent that losses are suffered on residential mortgage loans, consumer loans or, in the case of RMBS, the residential mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

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

Repayment for Servicer Advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related residential mortgage loan (including liquidation, insurance and condemnation proceeds) or, if the related servicing agreement provides for a “general collections backstop,” from collections on other residential mortgage loans to which such servicing agreement relates. The rate and timing of payments on Servicer Advances and deferred servicing fees are unpredictable for several reasons, including the following:

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

We rely heavily on mortgage servicers and subservicers to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments in MSRs, Excess MSRs, Servicer Advances, Non-Agency RMBS and residential mortgage loans is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae (collectively with the GSEs, the “Agencies”) or Pooling and Servicing Agreements in the case of Non-Agency securities (collectively, the “Servicing Guidelines”). The duties of the subservicers we engage to service the loans on our behalf when we own the MSR are defined through subservicing agreements with our subservicers. The duties of a subservicer under a subservicing agreement may not be identical to the obligations of the servicer under Servicing Guidelines. Our investment in MSRs or Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or the required bondholders of a residential mortgage backed securitization). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer (regardless of whether such servicer is a subsidiary of New Residential or one of its subservicers), the related MSRs, Excess MSRs and basic fees, as applicable, would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the servicer’s right to service the related mortgage loans will be extinguished and our investment in related MSRs, Excess MSRs and basic fees, as applicable, will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and may require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In addition, in the case of Agency MSRs, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar, Ocwen, Ditech and PHH are the servicers of most of the loans underlying our investments in MSRs, Excess MSRs, basic fees and Servicer Advances, and Nationstar and Ocwen are the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar, Ocwen, Ditech and OneMain, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar, Ocwen, Ditech, PHH or any other servicer of the loans underlying our investments is unable to adequately carry out its duties as a result of:

•	its failure to comply with applicable laws and regulation;

•	a downgrade in, or failure to maintain, any of its servicer ratings;

•	its failure to maintain sufficient liquidity or access to sources of liquidity;

•	its failure to perform its loss mitigation obligations;

•	its failure to perform adequately in its external audits;

•	a failure in or poor performance of its operational systems or infrastructure;

•
regulatory or legal scrutiny or regulatory actions regarding any aspect of a servicer’s operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines;

•	an Agency’s or a whole-loan owner’s transfer of servicing to another party; or

•	any other reason.

Nationstar is subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions in the ordinary course of business, which could adversely affect its reputation and its liquidity, financial position and results of operations. For example, Nationstar announced that on March 15, 2017, it entered into a consent order with the Consumer Financial Protection Bureau (the “CFPB”), providing for $1.75 million in civil monetary penalties for failure to comply with certain of the data reporting requirements of the Home Mortgage Disclosure Act. Other servicers, including Ocwen and Ditech, have experienced heightened regulatory scrutiny and enforcement actions, and Nationstar could be adversely affected by the market’s perception that Nationstar could experience similar regulatory issues. See “—Ocwen has been and is subject to certain federal and state regulatory matters, which may adversely impact us” and “—Ditech and other Walter companies have been and may be subject to certain federal and state regulatory matters and certain other litigation, which may adversely impact us” for more information on heightened regulatory scrutiny of Ocwen and Ditech, respectively. In light of recent regulatory actions against Ocwen, we cannot assure you that Ocwen will not be removed as servicer by the Agencies or by bondholders, which could have a material adverse effect on our interests in the loans serviced by Ocwen.

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

Favorable servicer ratings from third-party rating agencies, such as S&P Global Ratings (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a mortgage servicer’s servicer ratings could have an adverse effect on the value of our MSRs, Excess MSRs, basic fees and Servicer Advances, and result in an event of default under our financings. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their and our ability to finance our assets and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of financing that a mortgage servicer or we may seek in the future. A mortgage servicer’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for Servicer Advances and have an adverse effect on the value of our investments since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance. As a result of recent regulatory actions, certain rating agencies have announced that they have placed Ocwen’s servicer ratings on review for possible downgrade.

In addition, a bankruptcy by any mortgage servicer that services the residential mortgage loans underlying our MSRs, Excess MSRs, basic fees and Servicer Advances could materially and adversely affect us. Walter announced that it had entered into a Restructuring Support Agreement (the “RSA”) on July 31, 2017, with certain of its senior lenders. Based on Walter’s public filings, the RSA provides for a proposed financial restructuring of Walter to be implemented through an out-of-court restructuring and, in the absence of sufficient stakeholder support from Walter’s other lenders for the out-of-court restructuring, a prepackaged plan of reorganization under Title 11 of the United States Code. There can be no assurances as to what the outcome of Walter’s restructuring will be or that the outcome will not have a material adverse effect on us. See “—A bankruptcy of any of our mortgage servicers could materially and adversely affect us.”

For additional information about the ways in which we may be affected by mortgage servicers, see “—The value of our MSRs, Excess MSRs, Servicer Advances and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.”

Ocwen has been and is subject to certain federal and state regulatory matters and certain other litigation, which may adversely impact us.

Regulatory action and legal proceedings against Ocwen, a public company, could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity. Ocwen may be subject to additional federal and state regulatory matters in the future that could materially and adversely affect the value of our investments because we rely heavily on Ocwen to achieve our investment objectives and have no direct ability to influence its performance. Below is a description of certain matters that Ocwen has disclosed in its periodic reports filed with the SEC. There can be no assurance that such events will not have a material adverse effect on Ocwen. We are currently evaluating the impact of such events and cannot assure you what impact these events may have or actions we may take under our agreements with Ocwen. In addition, we cannot assure you that Ocwen will not be removed as servicer by the Agencies or by counterparties to its securitization or bondholders, which could have a material adverse effect on our interests in the loans and MSRs serviced by Ocwen.

On July 20, 2017, Ocwen announced that it reached an agreement in principle to settle a class action, captioned In re Ocwen Financial Corporation Securities Litigation that was pending in the U.S. District Court for the Southern District of Florida and involved allegations in connection with Ocwen’s restatements of its 2013 and first quarter 2014 financial statements and the 2014 Consent Order (as described below), among other matters. Pending final approval by the court, Ocwen disclosed that the settlement would include a $49 million cash payment and an issuance of 2,500,000 shares of Ocwen’s common stock to plaintiffs.

On April 20, 2017, the CFPB filed a lawsuit against Ocwen in the U.S. District Court for the Southern District of Florida alleging misconduct in Ocwen’s mortgage servicing business, including illegal foreclosures on homeowners, servicing loans with incorrect and incomplete information and failure to send accurate monthly statements, properly credit payments or handle taxes and insurance. On April 21, 2017, Ocwen issued a statement disputing the allegations and announcing its intention to vigorously defend against the suit. On April 26, 2017, Ocwen announced the filing of two related motions seeking an early court ruling that the CFPB is unconstitutional and that its enforcement action against Ocwen should be dismissed.

Ocwen has disclosed that in April 2017, two state attorneys general took actions against Ocwen relating to its servicing practices. The Florida Attorney General filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (“OMS”) and Ocwen Loan Servicing, LLC (“OLS”), alleging violations of federal and state consumer financial laws relating to Ocwen’s servicing business. These claims are similar to the claims made by the CFPB. The Florida Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. In addition, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts, alleging violations of state consumer financial laws relating to its servicing business, including with respect to its activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. Ocwen has announced its belief that it has valid defenses to the claims made in both lawsuits and is vigorously defending itself in both of them.

Ocwen also announced that on April 20, 2017 and subsequently, 30 state (including the District of Columbia) mortgage and banking regulatory agencies issued orders against OLS and certain other Ocwen companies. All of these orders apply to OLS, but additional Ocwen entities are named in some state orders, including OMS, Homeward Residential, Inc. and Liberty Home Equity Solutions, Inc. While such orders tend to vary by state, they generally prohibit a range of actions, including (1) acquiring new MSRs, (2) originating or acquiring new mortgage loans, where we would be the servicer, (3) originating or acquiring new mortgage loans and (4) conducting foreclosure activities, among others. Ocwen announced its intention to vigorously defend itself while continuing to work with these regulatory agencies to resolve their concerns.

In April 2017, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements with a mortgage insurer and the amounts paid for such insurance. The subpoena consisted of a request for information but did not contain allegations against Ocwen.

Previously, on December 19, 2013, Ocwen announced that it had reached an agreement, which was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014, involving the CFPB, various state attorneys general and other agencies that regulate the mortgage servicing industry. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

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

On March 27, 2017, Ocwen announced that it had entered into an additional settlement with the NY DFS in connection with the previously disclosed consent order, dated December 22, 2014 related to investigations into Ocwen’s mortgage servicing practices in New York (the “2014 Consent Order”) that, according to Ocwen’s disclosure, provides for:

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

On August 25, 2016, Ocwen announced that it had entered into a Consent Order with the Washington State Department of Financial Institutions (the “WA-DFI”) relating to the activities of certain subsidiaries in Washington State under the Washington Consumer Loan Act. Ocwen disclosed that under the Consent Order, Ocwen neither admits nor denies any wrongdoing and agrees, among other things, to pay the WA-DFI $900,000 to conclude this matter.

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

•
On August 28, 2015, Walter’s wholly owned subsidiary, Reverse Mortgage Solutions, Inc. (“RMS”), received a Civil Investigative Demand (“CID”) from the CFPB to produce certain documents and answer questions relating to RMS’s marketing and provision of reverse mortgage products and services. On December 7, 2016, RMS agreed to the terms of a consent order that settled the matters arising from a CFPB investigation. Under the order, RMS, without admitting or denying the allegations detailed in the order, agreed to pay a $325,000 civil money penalty. RMS also agreed to injunctions against future violations of certain consumer protection statutes and regulations and agreed to establish and maintain a comprehensive compliance plan designed to ensure RMS’s compliance with applicable consumer financial protection law and the full terms of the consent order. If RMS fails to comply with the order, it could be subject to additional sanctions, including actions for contempt, actions seeking additional fines, or new actions alleging violations of consumer protection statutes.

•
Walter has also disclosed that RMS has received (i) subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005, and (ii) a letter from the NY DFS requesting information on RMS’s reverse mortgage servicing business in New York. RMS has also received a subpoena dated March 30, 2017 from the Office of the Attorney General of the State of New York

requiring RMS to produce documents and information relating to, among other things, the servicing of HECMs insured by the FHA during the period since January 1, 2012. Walter also disclosed that it is cooperating with this inquiry.

•
On June 17, 2016, Walter’s board of directors received a letter from a stockholder demanding that the board of directors assert legal claims against certain current and former directors and officers of Walter. The stockholder alleged that these directors and officers breached their fiduciary duties by failing to oversee Walter’s operations and internal controls regarding its loan servicing, loan origination, reverse mortgage and financial reporting practices. On June 27, 2016, the board formed an evaluation committee to consider and make a recommendation concerning the stockholder demand. On November 11, 2016, the evaluation committee recommended that the board refuse the demand, which the board adopted, and the demanding stockholder’s counsel has been informed of the board’s determination, according to Walter’s public disclosure.

•
On March 14, 2017, Walter publicly disclosed that it had identified material weaknesses in internal controls over operational processes related to Ditech default servicing activities and that, as a result, it had made several adjustments to reserves during the fourth quarter of 2016. In March and April of 2017, class action lawsuits were filed against Walter on behalf of its stockholders, alleging that Walter and its management had made false and/or misleading statements and omissions relating to its business and financial condition as a result of deficient internal controls. One such complaint, Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 1:17-cv-20997, was transferred to the Eastern District of Pennsylvania on May 2, 2017. Plaintiffs in the other two lawsuits, Emil Bonomi, et al. vs. Walter Investment Management Corporation, et al., Case No 8:17-cv-00645 and Joseph Petrovets, et al. vs. Walter Investment Management Corp., et al., Case No 8:17-cv-00695, agreed to dismiss their actions without prejudice and coordinate the pursuit of their claims with the claims in the Elkin action in the Eastern District of Pennsylvania. The Bonomi action was dismissed on May 4, 2017, and the Petrovets action was dismissed on May 9, 2017.

•
On May 26, 2017, Walter publicly disclosed that, due to an error in their calculation of the valuation allowance on their deferred tax asset balances, their previously issued audited consolidated financial statements and other financial information contained in their Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and their previously issued unaudited consolidated financial statements and other financial information contained in their Quarterly Reports on Form 10-Q for the fiscal periods ended June 30, 2016, September 30, 2016 and March 31, 2017 should no longer be relied upon and will require restatement. In light of their need to restate the aforementioned financial statements, Walter has sought necessary waivers to certain provisions of a number of its and its subsidiaries’ credit and financing arrangements.

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

Completion of the pending transactions related to MSRs (the “MSR Transactions”) is subject to various closing conditions, involves significant costs, and we cannot assure you if, when or the terms on which such transactions will close. Failure to complete the pending MSR Transactions could adversely affect our future business and results of operations.

We have entered into an agreement for the purchase and sale of approximately $67.0 billion UPB of MSRs and related Servicer Advances from PHH Mortgage Corporation and its subsidiaries (“PHH”) (the various aspects of such transaction, the “PHH Transaction”). The completion of the pending PHH Transaction is subject to the satisfaction of closing conditions, and consents of third parties and we cannot assure you that such conditions will be satisfied and that some or all portions of the PHH Transaction will be successfully completed on their current terms, if at all. In the event that any portion of the PHH Transaction is not consummated, we will have spent considerable time and resources, and incurred substantial costs, many of which must be paid even if the PHH Transaction is not completed.

We have entered into an agreement for Ocwen to transfer its remaining interests in $110 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all Servicer Advances) pursuant to existing agreements with Ocwen that we assumed in connection with the HLSS Acquisition. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. There is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to NRM. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Owcen Subject MSRs cannot be transferred to NRM.

We may be unable to become the named servicer in respect of Non-Agency MSRs because, among other potential reasons, we do not maintain any servicer ratings from rating agencies. If we are unable to become the named servicer in respect of any of the Ocwen Subject MSRs in accordance with the Ocwen Transaction, Ocwen has the right, in certain circumstances, to purchase from us our interests in the related MSRs. In such a situation, we will be required to sell Ocwen those assets (and will cease to receive income on those investments) and/or may be required to refinance certain indebtedness on terms that are not favorable to us.

We have significant counterparty concentration risk in Nationstar, Ocwen, Ditech, PHH and OneMain, and are subject to other counterparty concentration and default risks.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations, cash flows and financial condition.

A majority of our investments in MSRs, Excess MSRs and Servicer Advances relate to loans serviced or subserviced, as applicable, by Nationstar, Ocwen, Ditech, or PHH. If any of these servicer parties is the named servicer as the related MSR and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by Nationstar or Ocwen. We closely monitor Nationstar’s, Ocwen’s, Ditech’s and PHH’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these servicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our servicers’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such servicers’ servicing agreement or a severe deterioration of any of our servicers’ servicing performance on our MSR portfolio.

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

None of our servicers or subservicers have an obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties from which to acquire MSRs, Excess MSRs and Servicer Advances, which could impact our business strategy. See “—We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

Repayment of the outstanding amount of Servicer Advances (including payment with respect to deferred servicing fees) may be subject to delay, reduction or set-off in the event that any applicable servicer or subservicer breaches any of its obligations under the Servicing Guidelines, including, without limitation, any failure of such servicer or subservicer to perform its servicing and advancing functions in accordance with the terms of such Servicing Guidelines. If any applicable servicer (included NRM, if NRM is the named servicer) is terminated or resigns as servicer and the applicable successor servicer does not purchase all outstanding Servicer Advances at the time of transfer, collection of the Servicer Advances will be dependent on the performance of such successor servicer and, if applicable, reliance on such successor servicer’s compliance with the “first-in, first-out” or “FIFO” provisions of the Servicing Guidelines. In addition, such successor servicers may not agree to purchase the outstanding advances on the same terms as our current purchase arrangements and may require, as a condition of their purchase, modification to such FIFO provisions, which could further delay our repayment and adversely affect the returns from our investment.

We are subject to substantial other operational risks associated with Nationstar, Ocwen, Ditech, PHH or any other applicable servicer or subservicer in connection with the financing of Servicer Advances. In our current financing facilities for Servicer Advances, the failure of our servicer or subservicer to satisfy various covenants and tests can result in an amortization event and/or an event of default. We have no direct ability to control our servicer or subservicer’s compliance with those covenants and tests. Failure of our servicer or subservicer to satisfy any such covenants or tests could result in a partial or total loss on our investment.

In addition, Ocwen is a party to substantially all financing agreements with subsidiaries of HLSS acquired by us in the HLSS Acquisition (including the related Servicer Advance facilities). Our ability to obtain financing for the assets of those acquired subsidiaries is dependent on Ocwen’s agreement to be a party to its financing agreements. If Ocwen does not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all. Breaches and other events with respect to Ocwen (including, without limitation, failure of Ocwen to satisfy certain financial tests) could cause certain or all of the financing, in respect of mortgage loans underlying our MSR investments that are serviced or subserviced by Ocwen, to become due and payable prior to maturity. Our ability to obtain financing on such assets is dependent on Ocwen’s ability to satisfy various tests under such financing arrangements. We will be dependent on Ocwen as the servicer or subservicer of the residential mortgage loans with respect to which we hold an MSR investment, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

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

A material portion of our MSR portfolio is subserviced by each of Citi, PHH, Ditech or Nationstar. Upon transfer of the Ocwen Subject MSRs in connection with the Ocwen Transaction, Ocwen will subservice a material portion of our MSR portfolio. Nationstar is currently the servicer for a significant portion of our loans, and the loans underlying our Excess MSRs and Servicer Advances. The selection of Nationstar as subservicer on the MSR portfolio in our agreement with CitiMortgage, Inc. for the purchase and sale of MSRs and related Servicer Advances (including certain other agreements, the “Citi Transaction”) extends our relationship with Nationstar, which could further exacerbate our counterparty concentration and default risks. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments, and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

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

The counterparties to certain MSR Transactions have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, the respective counterparties to the MSR Transactions may receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities, including whether certain of their residential loan servicing and originations practices, bankruptcy practices and other aspects of their business comply with applicable laws and regulatory requirements. Such counterparties cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.

A bankruptcy of any of our mortgage servicers could materially and adversely affect us.

If Nationstar, Ocwen, Ditech, PHH or any of our other mortgage servicers becomes subject to a bankruptcy proceeding, we could be materially and adversely affected, and you could suffer losses, as discussed below.

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

Any purchase agreement pursuant to which we purchase MSRs, Excess MSRs, Servicer Advances or other assets, including loans,or any subservicing agreement between us and a subservicer on our behalf could be rejected in a bankruptcy proceeding of one of our mortgage servicers or counterparties.

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

If one of our mortgage servicers or subservicers were to file or to become the subject of a bankruptcy proceeding under the United States Bankruptcy Code, such servicer could be terminated as servicer (with bankruptcy court approval) or could discontinue servicing, in which case there is no assurance that we would be able to continue receiving payments and transfers in respect of the MSRs, Servicer Advances and other assets purchased under the related purchase agreement or subserviced under the related subservicing agreement. Even if we were able to obtain the servicing rights or terminate the related subservicer, because we do not and in the future may not have the employees, servicing platforms, or technical resources necessary to service mortgage loans, we would need to engage an alternate subservicer (which may not be readily available on acceptable terms or at all) or negotiate a new subservicing agreement with such servicer, which presumably would be on less favorable terms to us. Any engagement of an alternate subservicer by us would require the approval of the related RMBS trustees or the Agencies, as applicable.

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

A bankruptcy of any of our servicers or subservicers may default our MSR, Excess MSR and Servicer Advance financing facilities and negatively impact our ability to continue to purchase MSRs, Excess MSRs and Servicer Advances.

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

Investments in MSRs, Excess MSRs and Servicer Advances may entail new types of transactions and may involve complex or novel structures. Accordingly, the risks associated with the transactions and structures are not fully known to buyers and sellers. In the case of MSRs or Excess MSRs on Agency pools, Agencies may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in, or our financing of, MSRs or Excess MSRs on Agency pools. Agency conditions, including capital requirements, may diminish or eliminate the investment potential of MSRs or Excess MSRs on Agency pools by making such investments too expensive for us or by severely limiting the potential returns available from MSRs or Excess MSRs on Agency pools.

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

Our ability to finance the MSRs and Servicer Advances acquired in the MSR Transactions may depend on the related servicer’s cooperation with our financing sources and compliance with certain covenants.

We intend to finance some or all of the MSRs or Servicer Advances acquired in the MSR Transactions, and as a result, we will be subject to substantial operational risks associated with the related servicers. In our current financing facilities for Excess MSRs and Servicer Advances, the failure of the related servicer to satisfy various covenants and tests can result in an amortization event and/or an event of default. Our financing sources may require us to include similar provisions in any financing we obtain relating to the MSRs and Servicer Advances acquired in the MSR Transactions. If we decide to finance such assets, we will not have the direct ability to control any party’s compliance with any such covenants and tests and the failure of any party to satisfy any such covenants or tests could result in a partial or total loss on our investment. Some financing sources may be unwilling to finance any assets acquired in the MSR Transactions.

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

Mortgage servicing is heavily regulated at the U.S. federal, state and local levels, and each transfer of MSRs to our subservicer of such MSRs may not be approved by the requisite regulators.

Mortgage servicers must comply with U.S. federal, state and local laws and regulations. These laws and regulations cover topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information. The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in conflict with each other or with U.S. federal law. In connection with the MSR Transactions, there is no assurance that each transfer of MSRs to our selected subservicer will be approved by the requisite regulators. If regulatory approval for each such transfer is not obtained, we may incur additional costs and expenses in connection with the approval of another replacement subservicer.

We do not have legal title to the MSRs underlying our Excess MSRs and certain of our Servicer Advances.

We do not have legal title to the MSRs underlying our Excess MSRs and certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire Servicer Advances from Ocwen, SLS and Nationstar, and are subject to increased risks as a result of the related servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity. As part of the Ocwen Transaction, we and Ocwen will cooperate to obtain any third party consents required to transfer Ocwen’s remaining interest in the Ocwen Subject MSRs to us. As noted above, however, there is no assurance that we will be successful in obtaining those consents.

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

As of June 30, 2017, 24.0% and 20.7% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 8.7% and 6.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and

MSRs, respectively, was secured by properties located in Florida and Texas, respectively. As of June 30, 2017, 38.5% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.7% was located in the Southeastern U.S., 19.7% was located in the Northeastern U.S., 10.7% was located in the Midwestern U.S. and 7.2% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.2% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of Servicer Advances our servicers are required to make and we are required to purchase, lengthen the time it takes for us to be repaid for such advances and increase the costs incurred during the foreclosure process. In addition, Servicer Advance financing facilities contain provisions that modify the advance rates for, and limit the eligibility of, Servicer Advances to be financed based on the length of time that Servicer Advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of Servicer Advances that we need to fund with our own capital. Such increases in foreclosure timelines could increase our need for capital to fund Servicer Advances (which do not bear interest), which would increase our interest expense, reduce the value of our investment and potentially reduce the cash that we have available to pay our operating expenses or to pay dividends.

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

While we believe that the sellers and servicers would be in violation of the applicable Servicing Guidelines to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive, time consuming and, ultimately, uneconomic for us to enforce our contractual rights. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations, cash flows and financial condition.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2017, 89.9% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 10.1% consisted of fixed rate securities, and 6.9% of our Agency RMBS portfolio consisted of floating rate securities and 93.1% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2017, we had outstanding repurchase agreements with an aggregate face amount of approximately $4.2 billion to finance Non-Agency RMBS and approximately $2.7 billion to finance Agency RMBS and related trades receivable. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

The financing sources under our Servicer Advance financing facilities may elect not to extend financing to us or may have or take positions adverse to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our investments in Servicer Advances with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the named servicer if the named servicer is a subsidiary of the Company or the purchaser of such Servicer Advances (which is a subsidiary of the Company) transfer our right to repayment for certain Servicer Advances that we have as servicer under the relevant Servicing Guidelines or that we have acquired from one of our mortgage servicers, as applicable, to one of our wholly owned bankruptcy remote subsidiaries (a “Depositor”). We are generally required to continue to transfer to the related Depositor all of our rights to repayment for any particular pool of Servicer Advances as they arise (and, if applicable, are transferred from one of our mortgage servicers) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an “Issuer.” The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

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

As of June 30, 2017, certain of the notes issued under our structured Servicer Advance financing arrangements accrued interest at a floating rate of interest. Servicer Advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of Servicer Advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

Many of our Servicer Advance financing arrangements are provided by financial institutions with whom we have substantial relationships. Some of our Servicer Advance financing arrangements entail the issuance of term notes to capital markets investors with whom we have little or no relationships or the identities of which we may not be aware and, therefore, we have no ability to control or monitor the identity of the holders of such term notes. Holders of such term notes may have or may take positions - for example, “short” positions in our stock or the stock of our servicers - that could be benefited by adverse events with respect to us or our servicers. If any holders of term notes allege or assert noncompliance by us or the related servicer under our Servicer Advance financing arrangements in order to realize such benefits, we or our servicers, or our ability to maintain Servicer Advance financing on favorable terms, could be materially and adversely affected.

In order to continue to finance Servicer Advances and deferred servicing fees arising in connection with the Ocwen Subject MSRs upon any transfer in connection with the Ocwen Transaction, we will need to amend our existing Servicer Advance financing facilities (or establish new Servicer Advance financing facilities) related to the Ocwen Subject MSRs to permit such continued financing. There is no assurance we will able to do so on favorable terms or at all. As of June 30, 2017, we had borrowed $3.3 billion against approximately $3.7 billion of Servicer Advances and deferred servicing fees arising under the Ocwen Subject MSRs. Our obligation to pay Ocwen lump sum payments in connection with any transfer of interests in the Ocwen Subject MSRs in connection with the Ocwen Transaction is not conditioned on having such Servicer Advance financings amended (or having new Servicer Advance financing facilities established).

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

Certain of our advance facilities may mature in the short term, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our Servicer Advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase Servicer Advances from our servicers or fund Servicer Advances under our MSRs in accordance with the applicable Servicing Guidelines, we or any such servicer, as applicable, could default on its obligation to fund such advances, which could result in its termination of us or any applicable servicer, as applicable, as servicer under the applicable Servicing Guidelines, and a partial or total loss of our investment in Servicer Advances, MSRs and Excess MSRs, as applicable.

The non-recourse long-term financing structures we use expose us to risks, which could result in losses to us.

We use structured finance and other non-recourse long-term financing for our investments to the extent available and appropriate. In such structures, our financing sources typically have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

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

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold Servicer Advances and are not excluded from the definition of “investment company” by Section 3(c)(5)(A), (B) or (C) of the 1940 Act increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we generally treat our interests in SLS Servicer Advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

For purposes of the foregoing, we treat our interests in certain of our wholly owned and majority owned subsidiaries, which constitute more than 60% of the value of our adjusted total assets on an unconsolidated basis, as non-investment securities because such subsidiaries qualify for exclusion from the definition of an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act. The Section 3(c)(5)(C) exclusion is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The Section 3(c)(5)(C) exclusion generally requires that at least 55% of these subsidiaries’ assets must comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations each of our subsidiaries may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with the classification of each of our subsidiaries’ assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify some of our subsidiaries’ assets for purposes of qualifying for an exclusion from regulation under the 1940 Act. For example, the SEC and its staff have not published guidance with respect to the treatment of whole pool Non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. Based on our own judgment and analysis of the guidance from the SEC and its staff with respect to analogous assets, we treat Excess MSRs for which we do not own the related servicing rights as real estate-related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion. If we are required to re-classify any of our subsidiaries’ assets, including those subsidiaries holding whole pool Non-Agency RMBS and/or Excess MSRs, such subsidiaries may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act, and in turn, we may not satisfy the requirements to avoid falling within the definition of an “investment company” provided by Section 3(a)(1)(C). To the extent that the SEC staff publishes new or different guidance or disagrees with our analysis with respect to any assets of our subsidiaries we have determined to be qualifying real estate assets or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our Manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments and, as a result, our profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us, including, but not limited to, investments in MSRs, may lead to decreased availability, higher market prices and decreased returns available from such investments, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to compete successfully against any such companies.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an amended complaint (the “Amended Complaint”). The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. On October 7, 2016, the court issued an opinion dismissing without prejudice the breach of fiduciary duty claims and declaratory judgment claims, except for the claim relating to the applicability of Article Twelfth. On October 14, 2016, plaintiff moved to reargue the Court's dismissal opinion, and defendants filed an opposition to the motion for reargument on October 28, 2016. On December 1, 2016, the court denied the motion for reargument. Plaintiff filed a second amended complaint (the “Second Amended Complaint”) on February 27, 2017 containing allegations and seeking relief similar to that in the Amended Complaint. Defendants moved to dismiss the Second Amended Complaint on March 30, 2017. The court held an oral argument on the motion to dismiss on July 7, 2017.

We have engaged and may in the future engage in a number of acquisitions (including the HLSS Acquisition, the Ocwen Transaction and the MSR Transactions), and we may be unable to successfully integrate the acquired assets and assumed liabilities in connection with such acquisitions.

As part of our business strategy, we regularly evaluate acquisitions of what we believe are complementary assets. Achieving the anticipated benefits of such acquisitions is subject to a number of uncertainties, including, without limitation, whether we are able to integrate the acquired assets and manage the assumed liabilities efficiently. As an example, we depend on Ocwen for significant operational support with respect to HLSS assets and the Ocwen Subject MSRs. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of such acquisitions. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or such counterparties conduct business. We could also be adversely affected by any issues attributable to the related seller’s operations that arise or are based on events or actions that occurred prior to the closing of such acquisitions. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows. Due to the costs of engaging in a number of acquisitions (including the MSR Transactions), we may also have difficulty completing more acquisitions in the future.

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

On June 15, 2017, the court entered an order preliminarily approving a settlement of the Securities Action for $6 million, certifying a settlement class, approving the form and content of notice of the settlement to class members, and setting a hearing for November 17, 2017 to determine whether the settlement should receive final approval.

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

We could be materially and adversely affected by past events, conditions or actions with respect to HLSS or Ocwen.

HLSS acquired assets and assumed liabilities could be adversely affected as a result of events or conditions that occurred or existed before the closing of the HLSS Acquisition. Adverse changes in the assets or liabilities we have acquired or assumed, respectively, as part of the HLSS Acquisition, could occur or arise as a result of actions by HLSS or Ocwen, legal or regulatory developments, including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of HLSS or Ocwen. We are subject to a variety of risks as a result of our dependence on mortgage servicers such as Nationstar and Ocwen, including, without limitation, the potential loss of all of the value of our Excess MSRs in the event that the servicer of the underlying loans is terminated by the mortgage loan owner or RMBS bondholders. A significant decline in the value of HLSS assets or a significant increase in HLSS liabilities we have acquired could adversely affect our future business, financial condition, cash flows and results of operations. HLSS is subject to a number of other risks and uncertainties, including regulatory investigations and legal proceedings against HLSS, and others with whom HLSS conducted business. Moreover, any insurance proceeds received with respect to such matters may be inadequate to cover the associated losses. For more information regarding recent actions against Ocwen, see “—Ocwen has been and is subject to certain federal and state regulatory matters” above. Adverse developments at Ocwen, including liquidity issues, ratings downgrades, defaults under debt agreements, servicer rating downgrades, failure to comply with the terms of PSAs, termination under PSAs, Ocwen bankruptcy proceedings and additional regulatory issues and settlements, including those described above, could have a material adverse effect on us. See “—We rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

Our ability to borrow may be adversely affected by the suspension or delay of the rating of the notes issued under the NRART facility or other financing facilities by the credit agency providing the ratings.

All of the notes outstanding under the NRZ Advance Receivables Trust 2015-ON1 (“NRART”) facility are rated by one rating agency and we may sponsor financing facilities in the future that are rated by credit agencies. The related agency or rating agencies may suspend rating notes backed by Servicer Advances, MSRs, Excess MSRs and our other investments at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, or amend or modify other financing facilities which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

A downgrade of certain of the notes issued under the NRART facility or other financing facilities could cause such notes to become due and payable prior to their expected repayment date/maturity date, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines, which could increase advances and materially and adversely affect our business, financial condition, results of operations and liquidity.

When a residential mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These Servicer Advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of Servicer Advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, Servicer Advance financing facilities generally contain provisions that limit the eligibility of Servicer Advances to be financed based on the length of time that Servicer Advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of Servicer Advances that need to be funded from the related servicer’s own capital. Such increases in foreclosure timelines could increase the need for capital to fund Servicer

Advances, which would increase our interest expense, delay the collection of interest income or servicing revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends. For more information regarding recent actions against Ocwen, see “—Ocwen has been and is subject to certain federal and state regulatory matters” and “—We could be materially and adversely affected by events, conditions or actions that might occur at HLSS or Ocwen” above.

Certain of our servicers have triggered termination events or events of default under some PSAs underlying the MSRs with respect to which we are entitled to the basic fee component or Excess MSRs, and the parties to the related securitization transactions could enforce their rights against such servicer as a result.

If a servicer termination event or event of default occurs under a PSA, the servicer may be terminated without any right to compensation for its loss, other than the right to be reimbursed for any outstanding Servicer Advances as the related loans are brought current, modified, liquidated or charged off. So long as we are in compliance with our obligations under our servicing agreements and purchase agreements, if we or one of our servicers is terminated as servicer, we may have the right to receive an indemnification payment from such servicer or any applicable subservicer, even if such termination related to servicer termination events or events of default existing at the time of any transaction with such servicer. If one of our servicers is terminated as servicer under a PSA, we will lose any investment related to such servicer’s MSRs. If we or such servicer is terminated as servicer with respect to a PSA and we are unable to enforce our contractual rights against such servicer or related subservicer, as applicable, or if such servicer or related subservicer, as applicable is unable to make any resulting indemnification payments to us, if any such payment is due and payable, it may have a material adverse effect on our financial condition, results of operations, ability to make distributions, liquidity and financing arrangements, including our Servicer Advance financing facilities, and may make it more difficult for us to acquire additional MSR investments in the future.

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

On January 23, 2015, Gibbs & Bruns LLP, on behalf of its clients, issued a press release regarding the notices of nonperformance provided to various trustees in relation to Ocwen’s servicing practices under 119 residential mortgage-backed securities trusts. Of these transactions, 90 relate to agreements for MSRs related to the transactions contemplated by the Ocwen Purchase Agreement, which are also Ocwen Subject MSRs under the Ocwen Transaction. It is possible that Ocwen could be terminated for other servicing agreements related to such MSRs.

On January 29, 2015, Moody’s downgraded Ocwen’s SQ assessment from SQ3+ to SQ3- as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch downgraded Ocwen’s residential primary servicer rating for subprime products from “RPS3” to “RPS4” and, in February 2016, upgraded such rating to “RPS3-.” During February 2015, Morningstar also downgraded Ocwen’s residential primary servicer rating from “MOR RS2” to “MOR RS3.” Throughout 2015, S&P downgraded Ocwen’s various servicer ratings from “Average” to “Below Average,” then upgraded such ratings to “Average” on August 9, 2016.

As a result of recent regulatory actions, certain rating agencies have announced that they have placed Ocwen’s servicer ratings on review for possible downgrade. For example, in April 2017, Moody’s placed Ocwen’s servicer ratings on “Review for Downgrade,” Moody’s changed its forecast from “Positive” to “On Alert” and Fitch changed its outlook from “Stable” to “Negative.” Any downgrades in Ocwen’s servicer ratings could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity. Additionally, our response to any such downgrade actions could include a termination of applicable agreements, pursuant to their terms. Further, certain of the servicing agreements underlying our MSRs, Excess MSRs and Servicer Advances require that Ocwen maintain specified servicer ratings. The failure to satisfy such specified servicing ratings results in a termination of Ocwen, which would have a negative effect on such MSRs, Excess MSRs and Servicer Advances.

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

We rely on our servicers (including Ocwen) to service our Ginnie Mae EBO loans we acquired in the HLSS Transaction in a manner that supports our ability to make claims to the FHA for shortfalls on these loans. If servicing issues result in the curtailment of FHA insurance claims, we will only have recourse against the servicer for any shortfall. If the servicer is unable to make indemnification payments owed to us under this circumstance, we could incur losses.

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

•
As of today, we rely on subservicers to subservice the mortgage loans underlying our MSRs on our behalf. We are generally responsible under the applicable Servicing Guidelines for any subservicer’s non-compliance with any such applicable Servicing Guideline. In addition, there is a risk that our current subservicers will be unwilling or unable to continue subservicing on our behalf on terms favorable to us in the future. In such a situation, we may be unable to locate a replacement subservicer on favorable terms.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Drive Shack, Nationstar and OneMain—invest in real estate related securities, consumer loans and Excess MSRs and Servicer Advances and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors as Drive Shack. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Drive Shack, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $72.2 billion of assets under management as of June 30, 2017.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Moreover, our ability to make distributions may be adversely affected by the risk factors described herein. See also “—Risks Related to our Common Stock—We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.”

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

On June 21, 2017, our board of directors approved an increase in our quarterly dividend to $0.50 per share of common stock for the second quarter of 2017, which resulted in reduced cash flows. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

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

August 3, 2017

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 3, 2017

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

August 3, 2017