Form 10-Q
period 2017-09-30
New Residential Investment Corp.
filed 2017-11-01
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
Common stock, $0.01 par value per share: 307,361,309 shares outstanding as of October 26, 2017.

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

•
Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our investment in Servicer Advance Investments and servicer advances receivable;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Ocwen, OneMain, Ditech, PHH and other third parties;

•	events, conditions or actions that might occur at Nationstar, Ocwen, OneMain, Ditech, PHH and other third parties, as well as the continued effect of previously disclosed events;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

•
the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our MSRs, Excess MSRs, Servicer Advance Investments, RMBS, residential mortgage loan and consumer loan portfolios;

•
the risks that default and recovery rates on our MSRs, Excess MSRs, Servicer Advance Investments, RMBS, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

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

•
the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, U.S. government programs intended to grow the economy, potential tax reform, the federal conservatorship of Fannie Mae and Freddie Mac and legislation that permits modification of the terms of residential mortgage loans;

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,178,308	$1,399,455
Excess mortgage servicing rights, equity method investees, at fair value	175,633	194,788
Mortgage servicing rights, at fair value	1,702,749	659,483
Mortgage servicing rights financing receivable, at fair value	607,396	—
Servicer advance investments, at fair value(A)	4,044,802	5,706,593
Real estate securities, available-for-sale	6,714,846	5,073,858
Residential mortgage loans, held-for-investment	702,227	190,761
Residential mortgage loans, held-for-sale(A)	1,426,751	696,665
Real estate owned	107,281	59,591
Consumer loans, held-for-investment(A)	1,467,933	1,799,486
Consumer loans, equity method investees	46,322	—
Cash and cash equivalents(A)	279,760	290,602
Restricted cash	152,047	163,095
Servicer advances receivable	657,255	81,582
Trades receivable	1,785,708	1,687,788
Deferred tax asset, net	32,440	151,284
Other assets	323,375	244,498
	$21,404,833	$18,399,529

Liabilities and Equity

Liabilities
Repurchase agreements	$7,848,028	$5,190,631
Notes and bonds payable(A)	7,236,967	7,990,605
Trades payable	1,076,086	1,381,968
Due to affiliates	79,624	47,348
Dividends payable	153,681	115,356
Accrued expenses and other liabilities	331,243	205,444
	16,725,629	14,931,352

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 307,361,309 and 250,773,117 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3,074	2,507
Additional paid-in capital	3,760,372	2,920,730
Retained earnings	424,854	210,500
Accumulated other comprehensive income (loss)	383,312	126,363
Total New Residential stockholders’ equity	4,571,612	3,260,100
Noncontrolling interests in equity of consolidated subsidiaries	107,592	208,077
Total Equity	4,679,204	3,468,177
	$21,404,833	$18,399,529

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(dollars in thousands)

(A)
New Residential’s Condensed Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, the Buyer (Note 6), the RPL Borrowers (Note 8), and the Consumer Loan SPVs (Note 9), which primarily hold investments in Servicer Advance Investments, residential mortgage loans, and consumer loans, respectively, financed with notes and bonds payable. The balance sheets of the Buyer, the RPL Borrowers and the Consumer Loan SPVs are included in Notes 6, 8 and 9, respectively. The creditors of the Buyer, the RPL Borrowers, and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer, the RPL Borrowers, and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$397,722	$282,388	$1,162,212	$749,901
Interest expense	125,278	96,488	338,664	278,401
Net Interest Income	272,444	185,900	823,548	471,500

Impairment
Other-than-temporary impairment (OTTI) on securities	1,509	1,765	8,736	7,838
Valuation and loss provision on loans and real estate owned	26,700	18,275	65,381	41,845
	28,209	20,040	74,117	49,683

Net interest income after impairment	244,235	165,860	749,431	421,817
Servicing revenue, net	58,014	—	269,467	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	(14,291)	(17,060)	(32,650)	(24,397)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	2,054	6,261	6,056	8,608
Change in fair value of investments in mortgage servicing rights financing receivable	70,232	—	75,828	—
Change in fair value of servicer advance investments	10,941	21,606	70,469	4,328
Gain on consumer loans investment	—	—	—	9,943
Gain on remeasurement of consumer loans investment	—	—	—	71,250
Gain (loss) on settlement of investments, net	1,553	(11,165)	1,250	(37,682)
Earnings from investments in consumer loans, equity method investees	6,769	—	12,649	—
Other income (loss), net	9,887	27,059	7,696	6,850
	87,145	26,701	141,298	38,900

Operating Expenses
General and administrative expenses	19,919	8,777	47,788	28,082
Management fee to affiliate	14,187	10,536	41,447	30,552
Incentive compensation to affiliate	19,491	7,075	72,123	13,200
Loan servicing expense	13,690	14,187	40,068	30,037
Subservicing expense	49,773	—	123,435	—
	117,060	40,575	324,861	101,871

Income Before Income Taxes	272,334	151,986	835,335	358,846
Income tax expense (benefit)	32,613	20,900	121,053	18,195
Net Income	$239,721	$131,086	$714,282	$340,651
Noncontrolling interests in Income of Consolidated Subsidiaries	$13,600	$32,178	$45,051	$61,355
Net Income Attributable to Common Stockholders	$226,121	$98,908	$669,231	$279,296

Net Income Per Share of Common Stock
Basic	$0.74	$0.41	$2.23	$1.19
Diluted	$0.73	$0.41	$2.21	$1.19

Weighted Average Number of Shares of Common Stock Outstanding
Basic	307,361,309	240,601,691	300,511,550	233,875,067
Diluted	309,207,345	241,099,381	302,357,147	234,184,611

Dividends Declared per Share of Common Stock	$0.50	$0.46	$1.48	$1.38

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income (loss), net of tax
Net income	$239,721	$131,086	$714,282	$340,651
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	75,845	52,138	277,805	108,679
Reclassification of net realized (gain) loss on securities into earnings	(5,833)	2,444	(20,856)	(7,234)
	70,012	54,582	256,949	101,445
Total comprehensive income	$309,733	$185,668	$971,231	$442,096
Comprehensive income attributable to noncontrolling interests	$13,600	$32,178	$45,051	$61,355
Comprehensive income attributable to common stockholders	$296,133	$153,490	$926,180	$380,741

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	250,773,117	$2,507	$2,920,730	$210,500	$126,363	$3,260,100	$208,077	$3,468,177
Dividends declared	—	—	—	(454,877)	—	(454,877)	—	(454,877)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(70,493)	(70,493)
Issuance of common stock	56,545,787	566	833,963	—	—	834,529	—	834,529
Purchase of noncontrolling interests in the Buyer	—	—	9,183	—	—	9,183	(75,043)	(65,860)
Other dilution	—	—	(4,202)	—	—	(4,202)	—	(4,202)
Director share grants	42,405	1	698	—	—	699	—	699
Comprehensive income (loss)
Net income (loss)	—	—	—	669,231	—	669,231	45,051	714,282
Net unrealized gain (loss) on securities	—	—	—	—	277,805	277,805	—	277,805
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(20,856)	(20,856)	—	(20,856)
Total comprehensive income (loss)						926,180	45,051	971,231
Equity - September 30, 2017	307,361,309	$3,074	$3,760,372	$424,854	$383,312	$4,571,612	$107,592	$4,679,204

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$714,282	$340,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	32,650	24,397
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(6,056)	(8,608)
Change in fair value of investments in mortgage servicing rights financing receivable	(75,828)	—
Change in fair value of servicer advance investments	(70,469)	(4,328)
(Gain) / loss on remeasurement of consumer loans investment	—	(71,250)
(Gain) / loss on settlement of investments (net)	(1,250)	37,682
Earnings from investments in consumer loans, equity method investees	(12,649)	—
Unrealized (gain) / loss on derivative instruments	124	15,112
Unrealized (gain) / loss on other ABS	(340)	226
(Gain) / loss on transfer of loans to REO	(16,791)	(14,660)
(Gain) / loss on transfer of loans to other assets	(359)	(3,021)
(Gain) / loss on Excess MSR recapture agreements	(1,948)	(2,188)
(Gain) / loss on Ocwen common stock	(6,987)	—
Accretion and other amortization	(811,922)	(514,522)
Other-than-temporary impairment	8,736	7,838
Valuation and loss provision on loans and real estate owned	65,381	41,845
Non-cash portions of servicing revenue, net	81,986	—
Non-cash directors’ compensation	699	300
Deferred tax provision	114,016	12,998
Changes in:
Servicer advances receivable	(7,774)	—
Other assets	(35,799)	191,939
Due to affiliates	32,276	(5,175)
Accrued expenses and other liabilities	48,442	12,136
Other operating cash flows:
Interest received from excess mortgage servicing rights	53,067	119,386
Interest received from servicer advance investments	136,431	132,758
Interest received from Non-Agency RMBS	170,931	73,108
Interest received from residential mortgage loans, held-for-investment	5,906	2,815
Interest received from PCD consumer loans, held-for-investment	40,762	34,265
Distributions of earnings from investments in excess mortgage servicing rights, equity method investees	11,054	18,025
Distributions of earnings from investments in consumer loans, equity method investees	4,291	—
Purchases of residential mortgage loans, held-for-sale	(4,146,740)	(788,824)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	2,986,992	802,110
Principal repayments from purchased residential mortgage loans, held-for-sale	69,069	52,805
Net cash provided by (used in) operating activities	(617,817)	507,820

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	—	(2,022)
SpringCastle Transaction, net of cash acquired	—	(49,943)
Restricted cash acquired from SpringCastle Transaction	—	74,603
Purchase of servicer advance investments	(9,328,137)	(11,588,537)
Purchase of MSRs, MSR Financing Receivables and servicer advances receivable	(1,586,063)	—
Purchase of Agency RMBS	(6,352,488)	(4,763,374)
Purchase of Non-Agency RMBS	(2,070,898)	(2,154,890)
Purchase of residential mortgage loans	(585,983)	(319)
Purchase of derivatives	—	(4,457)
Purchase of real estate owned and other assets	(25,667)	(10,936)
Purchase of investment in consumer loans, equity method investees	(344,902)	(92,069)
Draws on revolving consumer loans	(41,930)	(33,137)
Payments for settlement of derivatives	(146,898)	(73,570)
Return of investments in excess mortgage servicing rights	142,626	142,718
Return of investments in excess mortgage servicing rights, equity method investees	14,157	11,900
Return of investments in consumer loans, equity method investees	276,601	—
Principal repayments from servicer advance investments	10,898,739	13,101,409
Principal repayments from Agency RMBS	76,744	67,738
Principal repayments from Non-Agency RMBS	615,657	364,310
Principal repayments from residential mortgage loans	59,673	31,092
Principal repayments from consumer loans	312,132	199,022
Proceeds from sale of Agency RMBS	6,205,573	4,774,116
Proceeds from sale of Non-Agency RMBS	166,460	95,683
Proceeds from settlement of derivatives	81,505	9,642
Proceeds from sale of real estate owned	63,476	51,941
Net cash provided by (used in) investing activities	(1,569,623)	150,920

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Financing Activities
Repayments of repurchase agreements	(34,057,218)	(21,179,260)
Margin deposits under repurchase agreements and derivatives	(820,678)	(274,645)
Repayments of notes and bonds payable	(7,323,512)	(6,786,408)
Payment of deferred financing fees	(5,702)	(19,922)
Common stock dividends paid	(416,552)	(318,060)
Borrowings under repurchase agreements	36,713,743	22,065,713
Return of margin deposits under repurchase agreements and derivatives	815,903	276,634
Borrowings under notes and bonds payable	6,561,390	5,568,875
Issuance of common stock	835,465	279,600
Costs related to issuance of common stock	(936)	(825)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(70,493)	(73,279)
Purchase of noncontrolling interests in the Buyer	(65,860)	—
Net cash provided by (used in) financing activities	2,165,550	(461,577)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(21,890)	197,163

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	453,697	344,638

Cash, Cash Equivalents, and Restricted Cash, End of Period	$431,807	$541,801

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$320,804	$265,114
Cash paid during the period for income taxes	4,956	943

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$153,681	$115,356
Purchase of Agency and Non-Agency RMBS, settled after quarter end	1,076,086	1,296,296
Sale of investments, primarily Agency RMBS, settled after quarter end	1,785,708	1,530,726
Transfer from residential mortgage loans to real estate owned and other assets	105,750	218,467
Non-cash distributions from Consumer Loan Companies	—	25
Non-cash distributions from LoanCo	30,337	—
MSR purchase price holdback	79,045	—
Real estate securities retained from loan securitizations	310,579	122,585
Remeasurement of Consumer Loan Companies noncontrolling interest	—	110,438
Transfer of loans from held-for-investment to held-for sale	23,080	316,199
Ocwen transaction (Note 5) - excess mortgage servicing rights	71,982	—
Ocwen transaction (Note 5) - servicer advance investments	481,220	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
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

As of September 30, 2017, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in mortgage servicing rights (“MSRs”), (iii) Servicer Advance Investments (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2017. In addition, Fortress, through its affiliates, held options relating to approximately 16.1 million shares of New Residential’s common stock as of September 30, 2017.

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
September 30, 2017
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
September 30, 2017
(dollars in tables in thousands, except share data)

is permitted. New Residential adopted ASU No. 2016-18 in the fourth quarter of 2016 and has included changes in restricted cash in its statements of cash flows for all periods presented.

2.	OTHER INCOME, ASSETS AND LIABILITIES

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) on sale of real estate securities, net	$7,342	$(679)	$29,592	$15,072
Gain (loss) on sale of residential mortgage loans, net	9,029	8,537	37,967	9,142
Gain (loss) on settlement of derivatives	(18,756)	(18,925)	(58,326)	(63,699)
Gain (loss) on liquidated residential mortgage loans	(2,152)	(1,331)	(7,996)	(1,603)
Gain (loss) on sale of REO	(1,864)	2,207	(7,176)	5,193
Other gains (losses)	7,954	(974)	7,189	(1,787)
	$1,553	$(11,165)	$1,250	$(37,682)

Other income (loss), net, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized gain (loss) on derivative instruments	$3,560	$21,048	$(124)	$(15,112)
Unrealized gain (loss) on other ABS	189	724	340	(226)
Gain (loss) on transfer of loans to REO	5,179	4,373	16,791	14,660
Gain (loss) on transfer of loans to other assets	66	2,743	359	3,021
Gain on Excess MSR recapture agreements	606	768	1,948	2,188
Gain (loss) on Ocwen common stock	6,987	—	6,987	—
Other income (loss)	(6,700)	(2,597)	(18,605)	2,319
	$9,887	$27,059	$7,696	$6,850

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Margin receivable, net	$60,310	$55,481	Interest payable	$30,075	$23,108
Other receivables	20,053	16,350	Accounts payable	85,622	31,299
Principal and interest receivable	50,467	52,738	Derivative liabilities (Note 10)	82	3,021
Receivable from government agency	43,313	54,706	Current taxes payable	4,553	2,314
Call rights	327	337	Due to servicers	58,203	77,148
Derivative assets (Note 10)	10,444	6,762	MSR purchase price holdback	139,481	60,436
Servicing fee receivables	60,107	7,405	Other liabilities	13,227	8,118
Ginnie Mae EBO servicer advance receivable, net	10,863	14,829		$331,243	$205,444
Due from servicers	22,014	22,134
Ocwen common stock, at fair value	20,900	—
Prepaid expenses	8,083	9,487
Other assets	16,494	4,269
	$323,375	$244,498

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Nine Months Ended September 30,
	2017	2016
Accretion of servicer advance investment and receivable interest income	$451,824	$257,877
Accretion of excess mortgage servicing rights income	75,237	106,848
Accretion of net discount on securities and loans(A)	295,753	164,806
Amortization of deferred financing costs	(9,525)	(13,889)
Amortization of discount on notes and bonds payable	(1,367)	(1,120)
	$811,922	$514,522

(A)	Includes accretion of the accretable yield on PCD loans.

3.	SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) investments in Excess MSRs, (ii) investments in MSRs, (iii) Servicer Advance Investments, (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans, and (vii) corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the management fees and incentive compensation related to the Management Agreement and (iii) corporate cash and related interest income. Securities owned by New Residential (Note 7) that are collateralized by servicer advances and consumer loans are included in the Servicer Advances and Consumer Loans segments, respectively. Secured corporate loans effectively collateralized by Excess MSRs are included in the Excess MSRs segment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2017
Interest income	$25,691	$31,707	$130,796	$114,181	$31,645	$63,527	$175	$397,722
Interest expense	10,225	15,262	35,931	35,211	15,487	13,162	—	125,278
Net interest income (expense)	15,466	16,445	94,865	78,970	16,158	50,365	175	272,444
Impairment	—	—	—	1,509	14,099	12,601	—	28,209
Servicing revenue, net	—	58,014	—	—	—	—	—	58,014
Other income (loss)	(12,034)	70,047	18,732	(6,035)	2,653	6,796	6,986	87,145
Operating expenses	152	53,634	1,212	351	9,759	10,764	41,188	117,060
Income (Loss) Before Income Taxes	3,280	90,872	112,385	71,075	(5,047)	33,796	(34,027)	272,334
Income tax expense (benefit)	—	11,156	31,097	—	(9,640)	—	—	32,613
Net Income (Loss)	$3,280	$79,716	$81,288	$71,075	$4,593	$33,796	$(34,027)	$239,721
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$1,224	$—	$—	$12,376	$—	$13,600
Net income (loss) attributable to common stockholders	$3,280	$79,716	$80,064	$71,075	$4,593	$21,420	$(34,027)	$226,121

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2017
Interest income	$75,237	$34,267	$451,808	$321,464	$75,276	$203,631	$529	$1,162,212
Interest expense	29,302	26,849	120,527	85,663	34,655	41,668	—	338,664
Net interest income (expense)	45,935	7,418	331,281	235,801	40,621	161,963	529	823,548
Impairment	—	—	—	8,736	17,342	48,039	—	74,117
Servicing revenue, net	—	269,467	—	—	—	—	—	269,467
Other income (loss)	(25,049)	75,856	75,307	(27,005)	22,491	12,712	6,986	141,298
Operating expenses	350	132,675	2,641	979	24,018	33,746	130,452	324,861
Income (Loss) Before Income Taxes	20,536	220,066	403,947	199,081	21,752	92,890	(122,937)	835,335
Income tax expense (benefit)	—	(789)	128,836	—	(7,164)	170	—	121,053
Net Income (Loss)	$20,536	$220,855	$275,111	$199,081	$28,916	$92,720	$(122,937)	$714,282
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$10,372	$—	$—	$34,679	$—	$45,051
Net income (loss) attributable to common stockholders	$20,536	$220,855	$264,739	$199,081	$28,916	$58,041	$(122,937)	$669,231

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
September 30, 2017
Investments	$1,353,941	$2,310,145	$4,044,802	$6,714,846	$2,236,259	$1,514,255	$—	$18,174,248
Cash and cash equivalents	210	132,361	74,993	3,341	4,747	33,430	30,678	279,760
Restricted cash	12,360	28,839	60,615	—	—	50,233	—	152,047
Other assets	8,757	712,765	44,312	1,840,028	126,767	31,632	34,517	2,798,778
Total assets	$1,375,268	$3,184,110	$4,224,722	$8,558,215	$2,367,773	$1,629,550	$65,195	$21,404,833
Debt	$583,415	$1,672,101	$3,567,862	$6,003,165	$1,830,731	$1,427,721	$—	$15,084,995
Other liabilities	1,042	241,919	23,542	1,092,745	34,542	6,308	240,536	1,640,634
Total liabilities	584,457	1,914,020	3,591,404	7,095,910	1,865,273	1,434,029	240,536	16,725,629
Total equity	790,811	1,270,090	633,318	1,462,305	502,500	195,521	(175,341)	4,679,204
Noncontrolling interests in equity of consolidated subsidiaries	—	—	73,316	—	—	34,276	—	107,592
Total New Residential stockholders’ equity	$790,811	$1,270,090	$560,002	$1,462,305	$502,500	$161,245	$(175,341)	$4,571,612
Investments in equity method investees	$175,633	$—	$—	$—	$—	$46,322	$—	$221,955

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2016
Interest income	$30,617	$101,359	$58,855	$13,947	$77,231	$379	$282,388
Interest expense	4,002	54,802	13,008	6,153	18,523	—	96,488
Net interest income (expense)	26,615	46,557	45,847	7,794	58,708	379	185,900
Impairment	—	—	1,765	(291)	18,566	—	20,040
Servicing revenue, net	—	—	—	—	—	—	—
Other income (loss)	(10,052)	21,430	1,392	13,931	—	—	26,701
Operating expenses	536	1,029	369	4,251	11,976	22,414	40,575
Income (Loss) Before Income Taxes	16,027	66,958	45,105	17,765	28,166	(22,035)	151,986
Income tax expense (benefit)	—	16,348	—	4,556	—	(4)	20,900
Net Income (Loss)	$16,027	$50,610	$45,105	$13,209	$28,166	$(22,031)	$131,086
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$18,853	$—	$—	$13,325	$—	$32,178
Net income (loss) attributable to common stockholders	$16,027	$31,757	$45,105	$13,209	$14,841	$(22,031)	$98,908

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2016
Interest income	$106,848	$265,119	$172,982	$47,712	$155,541	$1,699	$749,901
Interest expense	12,117	176,672	31,425	20,447	37,740	—	278,401
Net interest income (expense)	94,731	88,447	141,557	27,265	117,801	1,699	471,500
Impairment	—	—	7,838	7,309	34,536	—	49,683
Servicing revenue, net	—	—	—	—	—	—	—
Other income (loss)	(14,234)	9,103	(59,472)	22,295	81,193	15	38,900
Operating expenses	1,066	3,076	1,307	11,194	26,194	59,034	101,871
Income (Loss) Before Income Taxes	79,431	94,474	72,940	31,057	138,264	(57,320)	358,846
Income tax expense (benefit)	—	13,743	—	4,377	75	—	18,195
Net Income (Loss)	$79,431	$80,731	$72,940	$26,680	$138,189	$(57,320)	$340,651
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$33,400	$—	$—	$27,955	$—	$61,355
Net income (loss) attributable to common stockholders	$79,431	$47,331	$72,940	$26,680	$110,234	$(57,320)	$279,296

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2016	$611,293	$3,935	$784,227	$1,399,455
Purchases	—	—	—	—
Interest income	33,837	(255)	41,656	75,238
Other income	1,948	—	1,993	3,941
Proceeds from repayments	(98,802)	(1,215)	(95,677)	(195,694)
Change in fair value	(6,442)	381	(26,589)	(32,650)
Ocwen Transaction (Note 5)	—	—	(71,982)	(71,982)
Balance as of September 30, 2017	$541,834	$2,846	$633,628	$1,178,308

(A)	Specialized Loan Servicing LLC (“SLS”).

(B)
Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), services the loans underlying the Excess MSRs and Servicer Advance Investments acquired from HLSS.

In July 2017, New Residential entered into the Ocwen Transaction as described in Note 5. Subsequent to the Ocwen Transaction, the Excess MSRs formerly serviced by Ocwen become reclassified, as described in Note 5, as the underlying MSRs are transferred to NRM.

Nationstar, SLS or Ocwen, as applicable, as servicer, performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

New Residential has entered into a “recapture agreement” with respect to each of the Excess MSR investments serviced by Nationstar and SLS. Under such arrangements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any initial or subsequent refinancing by Nationstar of a loan in the original portfolio. New Residential has a similar recapture

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

agreement with Ocwen; however, this agreement allows for Ocwen to retain the Excess MSR on recaptured loans up to a threshold and no payments have been made to New Residential under such arrangement to date. These recapture agreements do not apply to New Residential’s Servicer Advance Investments (Note 6).

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

 The following is a summary of New Residential’s direct investments in Excess MSRs:

	September 30, 2017							December 31, 2016
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$68,449,802	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.8	$263,374	$288,345	$330,323
Recapture Agreements	—	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	12.6	20,299	45,504	51,434
	68,449,802				6.3	283,673	333,849	381,757

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$67,453,347	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.3	$160,665	$191,270	$219,980
Recapture Agreements	—	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	12.5	8,352	19,561	13,491
Ocwen Serviced Pools	92,270,579	100.0%	—%	—%	6.0	617,401	633,628	784,227
	159,723,926				5.9	786,418	844,459	1,017,698
Total	$228,173,728				6.0	$1,070,091	$1,178,308	$1,399,455

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
New Residential also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of September 30, 2017 (Note 6) on $145.8 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Original and Recaptured Pools	$(12,047)	$(15,395)	$(41,032)	$(28,392)
Recapture Agreements	(2,244)	(1,665)	8,382	3,995
	$(14,291)	$(17,060)	$(32,650)	$(24,397)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

As of September 30, 2017, a weighted average discount rate of 9.7% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	September 30, 2017	December 31, 2016
Excess MSR assets	$329,986	$372,391
Other assets	21,279	17,184
Other liabilities	—	—
Equity	$351,265	$389,575
New Residential’s investment	$175,633	$194,788

New Residential’s ownership	50.0%	50.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$6,969	$12,205	$20,083	$24,526
Other income (loss)	(2,843)	339	(7,908)	(7,244)
Expenses	(18)	(22)	(63)	(66)
Net income	$4,108	$12,522	$12,112	$17,216

New Residential’s investments in equity method investees changed during the nine months ended September 30, 2017 as follows:

Balance at December 31, 2016	$194,788
Contributions to equity method investees	—
Transfers to direct ownership	—
Distributions of earnings from equity method investees	(11,054)
Distributions of capital from equity method investees	(14,157)
Change in fair value of investments in equity method investees	6,056
Balance at September 30, 2017	$175,633

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	September 30, 2017
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$53,675,234	66.7%	50.0%	$221,830	$279,722	5.8
Recapture Agreements	—	66.7%	50.0%	24,827	50,264	12.5
Total	$53,675,234			$246,657	$329,986	6.4

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

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

(D)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments:

	Aggregate Direct and Equity Method Investees
	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2017	December 31, 2016
California	24.1%	24.1%
Florida	8.6%	8.6%
New York	8.3%	7.9%
Texas	4.6%	4.6%
New Jersey	4.1%	4.2%
Maryland	3.7%	3.7%
Illinois	3.6%	3.5%
Georgia	3.1%	3.1%
Virginia	3.0%	3.1%
Massachusetts	2.7%	2.7%
Pennsylvania	2.5%	2.5%
Arizona	2.5%	2.5%
Other U.S.	29.2%	29.5%
	100.0%	100.0%

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

See Note 11 regarding the financing of Excess MSRs.

5. INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MORTGAGE SERVICING RIGHTS FINANCING RECEIVABLE

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the Federal Housing Administration (“FHA”) to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. As of September 30, 2017, NRM is in compliance with such policies and guidelines, as well as with other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. NRM engages

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Condensed Consolidated Statements of Income. As of September 30, 2017, these subservicers include Ditech, Nationstar, PHH, Citi, Ocwen, Flagstar, and United Shore, which subservice 29.1%, 27.6%, 21.2%, 13.8%, 6.4%, 1.1%, and 0.8% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivable).

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by Ditech (defined below) and Nationstar. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech or Nationstar of a loan in the original portfolios.

Walter Flows MSRs

On August 8, 2016, NRM entered into a flow and bulk agreement for the purchase and sale of mortgage servicing rights (the “Walter Purchase Agreement”) with Ditech Financial LLC (“Ditech”), a subsidiary of Walter Investment Management Corp. During the nine months ended September 30, 2017, pursuant to the Walter Purchase Agreement, NRM purchased Walter Flow MSRs with respect to certain Fannie Mae residential mortgage loans with a total UPB of $6.8 billion for a purchase price of approximately $54.9 million. Ditech will subservice the related residential mortgage loans.

Citi Transaction

On January 27, 2017, NRM entered into an agreement with CitiMortgage, Inc. (“Citi”) to purchase the MSRs and related servicer advances receivable (the “Citi Purchase Agreement”) with respect to a pool of seasoned Fannie Mae and Freddie Mac residential mortgage loans with approximately $92.5 billion in total UPB for a purchase price of approximately $906.0 million, with a purchase price holdback of approximately $45.3 million. The purchase of the MSRs settled in March 2017, with the purchase of the related advances to follow at the time of the operational servicing transfers from Citi to Nationstar.

United Shore Transaction

On January 31, 2017, NRM entered into an agreement with United Shore Financial Services, LLC (“United Shore”) to purchase the MSRs and related servicer advances receivable with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $9.8 billion in total UPB for a purchase price of approximately $94.8 million, with a purchase price holdback of approximately $9.5 million. The purchase settled in February 2017, and subservicing transferred to Nationstar during March and April 2017. On August 8, 2017, NRM entered into an agreement with United Shore to purchase the MSRs and related servicer advances receivable with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $2.1 billion in total UPB for a purchase price of approximately $19.7 million, with a purchase price holdback of approximately $2.0 million. The purchase settled in August 2017. The transfer of subservicing to Nationstar began in October 2017, and United Shore has agreed to continue to subservice the remainder of the portfolio on an interim basis.

RCS Transaction

On February 17, 2017, NRM entered into an agreement with Residential Credit Solutions, Inc. (“RCS”) to purchase the MSRs and related servicer advances receivable with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $5.2 billion in total UPB for a purchase price of approximately $48.6 million and $1.3 million, respectively, with a purchase price holdback of approximately $4.9 million. The purchase included multiple settlement dates in February and March 2017. Ditech subservices the related residential mortgage loans.

Subservicing Agreements

On January 27, 2017, NRM entered into agreements pursuant to which Nationstar will subservice certain MSR portfolios on behalf of NRM, subject to GSE and other regulatory approvals. In March 2017 and April 2017, subservicing duties for a portion of the residential mortgage loans related to the FirstKey Transaction and Citi Transaction, respectively, were transferred to Nationstar from FirstKey and Citi, respectively. On May 16, 2017, NRM entered into a subservicing agreement with Flagstar Bank, FSB (“Flagstar”). Flagstar was the predecessor subservicer of the remaining portion of the residential mortgage loans related to the FirstKey Transaction. The subservicing duties transferred to Flagstar in May 2017. As of September 30, 2017, subservicing for $49.9 billion UPB related to the Citi Transaction has transferred to Nationstar.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Servicing fee revenue	$113,741	$299,642
Ancillary and other fees	24,641	51,811
Servicing fee revenue and fees	138,382	351,453
Amortization of servicing rights	(68,850)	(159,451)
Change in valuation inputs and assumptions	(11,518)	77,465
Servicing revenue, net	$58,014	$269,467

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2016	$659,483
Purchases	1,125,252
Amortization of servicing rights(A)	(159,451)
Change in valuation inputs and assumptions	77,465
Balance as of September 30, 2017	$1,702,749

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

The following is a summary of New Residential’s investments in MSRs as of September 30, 2017:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$177,220,692	6.4	$1,521,605	$1,702,749
Non-Agency	64,733	5.8	—	—
Total	$177,285,425	6.4	$1,521,605	$1,702,749

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of September 30, 2017, a weighted average discount rate of 9.8% was used to value New Residential’s investments in MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Mortgage Servicing Rights Financing Receivable

PHH Transaction

On December 28, 2016, NRM entered into an agreement with PHH Mortgage Corporation and its subsidiaries (“PHH”) to purchase the MSRs and related servicer advances receivables with respect to approximately $60.5 billion in total UPB of seasoned Agency and private-label residential mortgage loans for a purchase price of approximately $502.7 million and $218.2 million, respectively. $13.2 billion and $40.8 billion of UPB closed in the second and third quarter of 2017, respectively, and the remainder is expected to close in the fourth quarter of 2017, subject to GSE and other regulatory approvals, various consents and approvals from third-parties, and other customary closing conditions. Concurrently with the purchase agreement, NRM entered into a subservicing agreement with PHH, pursuant to which PHH Mortgage, a wholly owned subsidiary of PHH, subservices the residential mortgage loans underlying the MSRs acquired by NRM for an initial term of three years, subject to certain conditions. New Residential has entered into a recapture agreement with respect to each of its MSR investments subserviced by PHH. Under the recapture agreement, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH of a loan in the original portfolio.

As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivable. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivable in the Condensed Consolidated Statements of Income.

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

In addition, pursuant to a Transaction Agreement dated July 23, 2017, New Residential acquired from Ocwen in a private placement 6,075,510 shares of Ocwen common stock, par value $0.01 per share, at a price per share of $2.29, for approximately $13.9 million (Note 2).

On July 23, 2017, Ocwen and New Residential entered into a Master Agreement (the “Ocwen Master Agreement”) and a Transfer Agreement (the “Ocwen Transfer Agreement”) pursuant to which Ocwen and New Residential agreed to undertake certain actions to facilitate the transfer from Ocwen to New Residential of Ocwen’s remaining interests in the mortgage servicing rights relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion that are subject to the Existing Ocwen Agreements (the “Ocwen Subject MSRs”) and with respect to which New Residential holds the Rights to MSRs (as defined in the Existing Ocwen Agreements).

The Ocwen Master Agreement provides for, among other things, the following:

•	The parties will cooperate to obtain any third party consents required to transfer Ocwen’s remaining interests in the Ocwen Subject MSRs to New Residential.

•
Upon obtaining the required third party consents and each Ocwen Subject MSR ceasing to be a Deferred Servicing Agreement (as defined in the Existing Ocwen Agreements) covered under the Existing Ocwen Agreements, New Residential will make a lump sum payment to Ocwen. These lump sum payments may total up to approximately $400.0 million in the aggregate if all of the Ocwen Subject MSRs are transferred to New Residential.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

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

On July 23, 2017, New Residential and Ocwen entered into a subservicing agreement (the “Ocwen Subservicing Agreement”) pursuant to which Ocwen will subservice the mortgage loans related to the Ocwen Subject MSRs that are transferred to New Residential pursuant to the Ocwen Master Agreement and Ocwen Transfer Agreement. The Ocwen Subservicing Agreement contains customary representations, warranties, covenants and indemnification obligations of Ocwen as subservicer and prior servicer. In consideration for subservicing such mortgage loans, Ocwen will receive a fixed subservicing fee and certain other customary ancillary compensation as set forth in the Ocwen Subservicing Agreement. The initial term of the Ocwen Subservicing Agreement is five years. At any time during the initial term, New Residential may terminate the agreement for convenience, subject to Ocwen’s right to receive a termination fee (amortizing monthly during the initial term) and proper notice. Following the initial term, New Residential may extend the term of the Ocwen Subservicing Agreement for additional three month periods by delivering written notice to Ocwen of its desire to extend such contract thirty days prior to the end of such three month period. Furthermore, at any time following the initial term, the Ocwen Subservicing Agreement may be canceled by Ocwen at the end of each twelve month period following the initial term by delivering proper notice. In addition, New Residential and Ocwen each have the ability to terminate the agreement for cause if certain events specified in the Ocwen Subservicing Agreement occur. If either New Residential or Ocwen terminates the agreement for cause, the other party is required to pay certain fees and costs as set forth in the agreement. If New Residential exercises an early termination provision in a securitization transaction during the initial term and elects not to retain Ocwen as servicer following such early termination with respect to the related mortgage loans, New Residential may be required to pay an exit fee to Ocwen (which decreases monthly during the initial term). The subservicing fees payable by New Residential to Ocwen under the Ocwen Subservicing Agreement are expected to be less than the fees that would have been payable by New Residential under the Existing Ocwen Agreements.

As of September 30, 2017, MSRs representing approximately $15.5 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction, and MSRs representing approximately $92.3 billion UPB of underlying loans remain to be transferred (after paydowns and other factors). Through September 30, 2017, $54.6 million of related lump sum payments have been made or accrued by New Residential to Ocwen. Upon transfer, any interests already held by New Residential are reclassified (from Excess MSRs or Servicer Advance Investments) to become part of the basis of the MSR financing receivable held by NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs were legally sold, solely for accounting purposes New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivable. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivable in the Condensed Consolidated Statements of Income.

On August 28, 2017, New Residential Sales Corp. (together with any other future licensed real estate brokerage subsidiary of New Residential, “NRZ Brokerage”), a licensed real estate brokerage subsidiary of New Residential, entered into a Cooperative Brokerage Agreement (the “Altisource Brokerage Agreement”) with REALHome Services and Solutions, Inc. and REALHome

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Services and Solutions - CT, Inc. (collectively, “RHSS”), two licensed real estate brokerage subsidiaries of Altisource Portfolio Solutions S.A. (together with its subsidiaries, “Altisource”). Under the Altisource Brokerage Agreement, RHSS will exclusively provide marketing and listing services for REO properties included in certain MSR portfolios acquired, or to be acquired, by New Residential, including (i) an approximately $110 billion UPB (as of June 30, 2017) non-agency MSR portfolio that New Residential agreed to acquire from certain subsidiaries of Ocwen in July 2017 and certain other Ocwen-owned portfolios if New Residential were to acquire these portfolios from Ocwen in the future (collectively, the “Ocwen Portfolio”), and (ii) an approximately $6 billion UPB (as of June 30, 2017) non-agency MSR portfolio that New Residential agreed to acquire from certain subsidiaries of PHH in December 2016 (the “PHH Portfolio” and, together with the Ocwen Portfolio, the “Covered Portfolios”). Pursuant to the Altisource Brokerage Agreement, RHSS will begin to receive REO referrals from NRZ Brokerage as the Covered Portfolios are transferred to one or more subsidiaries of New Residential, subject to PHH Corporation’s approval of Altisource as a vendor in the case of the PHH Portfolio. NRZ Brokerage will receive a referral commission for each REO property sold by RHSS on behalf of New Residential for which RHSS receives a commission under the Altisource Brokerage Agreement. The Altisource Brokerage Agreement, which extends through August 2025, establishes a direct relationship between the brokerages, irrespective of New Residential’s subservicer.

On August 28, 2017, RHSS and Altisource also entered into a letter agreement with New Residential (the “Altisource Letter Agreement”), which provides for New Residential to directly appoint RHSS (or another real estate brokerage subsidiary designated by Altisource) to perform the real estate brokerage services with respect to REO properties in the Covered Portfolios, subject to certain specified exceptions, in the event that NRZ Brokerage does not refer the business to RHSS and in which case the designated Altisource brokerage subsidiary would retain the seller’s brokerage commission.

Concurrently with the Altisource Brokerage Agreement and the Altisource Letter Agreement, Altisource executed a letter of intent with New Residential to enter into a services agreement  (the “Altisource Services LOI”).  Under the anticipated services agreement, to the extent allowable by law and other applicable contractual requirements, Altisource would provide certain fee-based services with respect to the Ocwen Portfolio, also through August 31, 2025. Pursuant to the Altisource Services LOI, the parties have agreed to negotiate in good faith toward the execution of a services agreement through and until January 12, 2018 (such period, including as extended, the “Standstill Period”). Pursuant to the Altisource Services LOI, the parties have also agreed to meet, within ninety (90) days from the date of the Altisource Services LOI, to discuss opportunities for Altisource to perform certain fee-based services unrelated to the Ocwen Portfolio.  These services include, without limitation, REO management, REO liquidations, due diligence, valuations, title services and closing services. New Residential has agreed to consider, in good faith, any proposals submitted by Altisource at or following such meeting, provided that Altisource satisfies applicable legal and regulatory requirements and specified conditions relating to the quality and cost of such services. New Residential has further agreed to introduce Altisource to its subservicers and facilitate introductory discussions regarding potential opportunities for its subservicers to engage Altisource as a service provider. Except for certain specified commitments, including those described above, all of the terms of the Altisource Services LOI are non-binding. There can be no assurance that the parties will reach an agreement with respect to the terms of a services agreement or that a services agreement will be entered into on a timely basis or at all.

RHSS has the right to terminate the Altisource Brokerage Agreement and the Altisource Letter Agreement upon ninety (90) days’ notice (which period may be shortened by New Residential) if a services agreement is not signed between Altisource and New Residential during the Standstill Period. The Altisource Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. The Altisource Brokerage Agreement also includes standard vendor oversight and audit rights and reporting requirements. New Residential has agreed that, during such notice period and/or the Standstill Period, it will not replace or reduce the role of Altisource as a service provider with respect to transferred MSRs in the Ocwen Portfolio.

Interest income from investments in mortgage servicing rights financing receivable was comprised of the following:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Servicing fee revenue	$38,510	$41,185
Ancillary and other fees	4,327	4,402
Less: subservicing expense	(11,139)	(11,433)
Interest income, investments in mortgage servicing rights financing receivable	$31,698	$34,154

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Change in fair value of investments in mortgage servicing rights financing receivable was comprised of the following:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Amortization of servicing rights	$(18,883)	$(20,010)
Change in valuation inputs and assumptions	89,115	95,838
Change in fair value of investments in mortgage servicing rights financing receivable	$70,232	$75,828

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivable:

Balance as of December 31, 2016	$—
Investments made	467,118
Ocwen Transaction (Note 5)	64,450
Amortization of servicing rights(A)	(20,010)
Change in valuation inputs and assumptions	95,838
Balance as of September 30, 2017	$607,396

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivable as of September 30, 2017:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$51,533,451	5.6	$447,925	$473,669
Non-Agency	15,519,498	5.8	63,633	133,727
Total	$67,052,949	5.6	$511,558	$607,396

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Carrying Value represents fair value. As of September 30, 2017, a weighted average discount rate of 10.4% was used to value New Residential’s investments in mortgage servicing rights financing receivable.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivable:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2017	December 31, 2016
California	19.0%	20.5%
New York	6.3%	2.8%
Florida	6.0%	7.3%
Texas	5.7%	6.3%
New Jersey	5.2%	4.5%
Illinois	4.1%	4.1%
Massachusetts	3.8%	4.1%
Michigan	3.6%	3.1%
Pennsylvania	3.3%	2.9%
Virginia	3.1%	2.8%
Other U.S.	39.9%	41.6%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

In addition to receiving cash flows from the MSRs, NRM as servicer has the obligation to fund future servicer advances on the underlying pool of mortgages (Note 14). These servicer advances are recorded when advanced and are included in Servicer Advances Receivable.

See Note 11 regarding the financing of MSRs.

6.	SERVICER ADVANCE INVESTMENTS

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, purchased the outstanding servicer advances related to a portfolio of residential mortgage loans that is serviced by Nationstar and is a subset of the same portfolio of loans in which New Residential has invested in a portion of the Excess MSRs (Note 4), including the basic fee component of the related MSRs. In August 2017, New Residential purchased an additional 27.0% interest in the Buyer from third-party co-investors for an aggregate purchase price of $65.9 million. A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 72.8% interest in the Buyer as of September 30, 2017. As of September 30, 2017, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2017, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $308.3 million and $252.7 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of September 30, 2017 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

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

In April 2015, New Residential acquired servicer advances, and the related basic fee portion of the MSR, and Excess MSRs in connection with the HLSS Acquisition. Ocwen services the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of September 30, 2017 is equal to 6.0 basis points times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target. In July 2017, New Residential entered into the Ocwen Transaction as described in Note 5. Subsequent to the Ocwen Transaction, the Servicer Advance Investments (including the related basic fee portion of the MSR) formerly serviced by Ocwen become reclassified, as described in Note 5, as the underlying MSRs are transferred to NRM.

In connection with the HLSS Acquisition, New Residential acquired from Ocwen the call rights related to the residential mortgage loans underlying the Excess MSRs and Servicer Advance Investments, acquired from HLSS. New Residential continues to evaluate the call rights it acquired from Nationstar, SLS and Ocwen, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions.

New Residential elected to record its Servicer Advance Investments, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2017
Servicer Advance Investments(C)	$3,955,375	$4,044,802	6.8%	7.2%	5.1
As of December 31, 2016
Servicer Advance Investments(C)	$5,687,635	$5,706,593	5.6%	5.5%	4.6

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)	Excludes asset-backed securities collateralized by servicer advances, which had an aggregate face amount of $100.0 million and an aggregate carrying value of $100.1 million as of December 31, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Changes in Fair Value Recorded in Other Income	$10,941	$21,606	$70,469	$4,328

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
September 30, 2017
Servicer Advance Investments(D)	$145,763,758	$3,651,705	2.5%	$3,504,060	92.5%	91.4%	3.3%	2.9%
December 31, 2016
Servicer Advance Investments(D)	$186,362,657	$5,617,759	3.0%	$5,560,412	94.5%	93.4%	3.2%	2.8%

(A)
Based on outstanding servicer advances, excluding purchased but unsettled servicer advances and certain deferred servicing fees (“DSF”) on which New Residential receives financing. If New Residential were to include these DSF in the servicer advance balance, gross and net LTV as of September 30, 2017 would be 86.6% and 85.6%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $79.9 million from the outstanding servicer advance debt. If New Residential were to sell these bonds, gross and net LTV as of September 30, 2017 would be 94.6% and 93.5%, respectively.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances are included in the Servicer Advance Investments:

	September 30, 2017	December 31, 2016
Principal and interest advances	$939,897	$1,489,929
Escrow advances (taxes and insurance advances)	1,634,892	2,613,050
Foreclosure advances	1,076,916	1,514,780
Total	$3,651,705	$5,617,759

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income, gross of amounts attributable to servicer compensation	$83,979	$161,601	$290,933	$581,231
Amounts attributable to base servicer compensation(A)	(38,549)	(15,276)	(145,055)	(68,184)
Amounts attributable to incentive servicer compensation(A)	84,724	(45,197)	300,788	(255,170)
Interest income from Servicer Advance Investments(A)	$130,154	$101,128	$446,666	$257,877

(A)
Total interest income of $130.2 million and $446.7 million for the three and nine months ended September 30, 2017 includes retrospective adjustments of $46.5 million and $204.1 million, respectively, mainly due to changes in cash flow assumptions relating to the HLSS portfolio, including a change in the cost of subservicing assumption to 13 bps.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	September 30, 2017	December 31, 2016
Assets
Servicer advance investments, at fair value	$1,039,103	$1,731,633
Cash and cash equivalents	40,222	37,854
All other assets	12,961	19,799
Total assets(A)	$1,092,286	$1,789,286
Liabilities
Notes and bonds payable	$819,190	$1,464,851
All other liabilities	3,637	5,187
Total liabilities(A)	$822,827	$1,470,038

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	September 30, 2017	December 31, 2016
Total Advance Purchaser LLC equity	$269,459	$319,248
Others’ ownership interest	27.2%	54.2%
Others’ interest in equity of consolidated subsidiary	$73,316	$173,057

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Advance Purchaser LLC income	$3,584	$33,985	$20,460	$60,207
Others’ ownership interest as a percent of total(A)	34.2%	55.5%	50.7%	55.5%
Others’ interest in net income of consolidated subsidiaries	$1,224	$18,853	$10,372	$33,400

(A)
As a result, New Residential owned 65.8% and 44.5% of the Buyer, on average during the three months ended September 30, 2017 and 2016, respectively 49.3% and 44.5% of the Buyer, on average during the nine months ended September 30, 2017 and 2016, respectively.

See Note 11 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
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

Activities related to New Residential’s investments in real estate securities were as follows:

	Nine Months Ended September 30, 2017
	(in millions)
	Agency	Non-Agency
Purchases
Face	$5,848.4	$6,173.4
Purchase Price	$6,037.9	$2,418.4

Sales
Face	$6,134.9	$219.4
Amortized Cost	$6,293.3	$147.9
Sale Price	$6,304.4	$166.4
Gain (Loss) on Sale	$11.1	$18.4

As of September 30, 2017, New Residential had sold and purchased $1.7 billion and $1.0 billion face amount of Agency RMBS for $1.8 billion and $1.1 billion, respectively, and purchased $30.8 million face amount of Non-Agency RMBS for $12.5 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

	September 30, 2017											December 31, 2016
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$1,123,553	$1,195,281	$1,352	$(5,977)	$1,190,656	68	AAA	4.08%	2.96%	7.6	N/A	$1,530,298
Non-Agency RMBS(H) (I)	11,906,608	5,136,883	412,213	(24,906)	5,524,190	752	CCC-	1.97%	5.77%	7.7	8.9%	3,543,560
Total/ Weighted Average	$13,030,161	$6,332,164	$413,565	$(30,883)	$6,714,846	820	B	2.33%	5.24%	7.7		$5,073,858

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 218 bonds with a carrying value of $335.8 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $161.1 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities and servicer advance bonds.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $1.0 billion for fixed rate securities and $113.6 million for floating rate securities as of September 30, 2017.

(H)
The total outstanding face amount was $1.2 billion (including $0.7 billion of residual and fair value option notional amount) for fixed rate securities and $10.7 billion (including $4.2 billion of residual and fair value option notional amount) for floating rate securities as of September 30, 2017.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by servicer advances and (iii) bonds backed by consumer loans.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Consumer loan bonds	$24,472	$29,048	$3,202	$—	$32,250	2	N/A	N/A	17.31%	1.4	N/A
Fair Value Option Securities:
Interest-only securities	4,219,861	203,359	8,545	(10,257)	201,647	45	AA+	1.57%	5.81%	2.8	N/A
Servicing strips	442,479	5,108	1,270	(193)	6,185	16	N/A	0.27%	22.40%	6.7	N/A

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2017, New Residential recorded OTTI charges of $8.7 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of September 30, 2017.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$3,545,243	$1,449,339	$(1,223)	$1,448,116	$(17,928)	$1,430,188	153	CCC+	2.32%	4.50%	7.2
12 or More Months	783,653	226,610	(286)	226,324	(12,955)	213,369	59	BBB	2.51%	3.28%	3.5
Total/Weighted Average	$4,328,896	$1,675,949	$(1,509)	$1,674,440	$(30,883)	$1,643,557	212	B	2.34%	4.33%	6.7

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of September 30, 2017.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 50 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 14 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2017
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	373,046	378,585	(1,509)	(5,539)
Non-credit impaired securities	1,270,511	1,295,855	—	(25,344)
Total debt securities in an unrealized loss position	$1,643,557	$1,674,440	$(1,509)	$(30,883)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of September 30, 2017.

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

The following table summarizes the activity related to credit losses on debt securities:

Nine Months Ended September 30, 2017
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$15,495
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	3,433
Additions for credit losses on securities for which an OTTI was not previously recognized	5,303
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(1,679)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$22,552

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	September 30, 2017		December 31, 2016
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$4,571,310	38.5%	$2,757,424	38.3%
Southeastern U.S.	2,826,743	23.8%	1,635,596	22.7%
Northeastern U.S.	2,354,645	19.8%	1,426,519	19.8%
Midwestern U.S.	1,258,005	10.6%	778,372	10.8%
Southwestern U.S.	851,851	7.2%	557,033	7.7%
Other(B)	19,582	0.1%	47,274	0.7%
	$11,882,136	100.0%	$7,202,218	100.0%

(A)	Excludes $24.5 million face amount of bonds backed by consumer loans as of September 30, 2017 and $100.0 million face amount of bonds backed by servicer advances as of December 31, 2016.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the nine months ended September 30, 2017, excluding residual and fair value option securities, the face amount of these real estate securities was $2,408.4 million, with total expected cash flows of $2,105.1 million and a fair value of $1,370.8 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
September 30, 2017	$4,862,764	$3,140,510
December 31, 2016	2,951,498	1,871,466

The following is a summary of the changes in accretable yield for these securities:

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$1,200,125
Additions	734,367
Accretion	(149,334)
Reclassifications from (to) non-accretable difference	271,919
Disposals	(67,197)
Balance at September 30, 2017	$1,989,880

See Note 11 regarding the financing of real estate securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Sale

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	September 30, 2017									December 31, 2016
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Reverse Mortgage Loans(E) (F)	$—	$—	—	—%	—	—%	—%	—%	N/A	$—
Performing Loans(G)	556,361	507,300	8,079	8.0%	5.6	18.7%	78.8%	7.6%	651	—
Purchased Credit Deteriorated Loans(H)	264,183	194,927	2,258	7.1%	3.0	14.4%	81.5%	79.3%	597	190,761
Total Residential Mortgage Loans, held-for-investment	$820,544	$702,227	10,337	7.7%	4.8	17.3%	79.6%	30.7%	634	$190,761

Reverse Mortgage Loans(E) (F)	$19,207	$9,342	51	7.2%	4.3	13.6%	135.1%	81.6%	N/A	$11,468
Performing Loans(G) (I)	779,618	791,134	11,139	4.0%	4.9	16.4%	65.8%	3.4%	663	175,194
Non-Performing Loans(H) (I)	820,912	626,275	5,228	5.5%	4.3	21.4%	97.0%	60.0%	583	510,003
Total Residential Mortgage Loans, held-for-sale	$1,619,737	$1,426,751	16,418	4.8%	4.6	18.9%	82.4%	33.0%	622	$696,665

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

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

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of September 30, 2017, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $34.9 million and $70.6 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2017	December 31, 2016
New York	13.5%	16.7%
Florida	7.7%	11.4%
California	11.9%	10.3%
New Jersey	5.8%	9.6%
Texas	6.1%	3.9%
Illinois	3.9%	4.0%
Pennsylvania	3.2%	2.9%
Massachusetts	3.1%	3.5%
Maryland	2.9%	4.7%
Washington	1.9%	2.8%
Other U.S.	40.0%	30.2%
	100.0%	100.0%

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

		Securities Owned Prior		Assets Acquired				Loans Sold (C)		Retained Bonds	Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	Date of Securitization	UPB	Gain (Loss)	Basis	Loan UPB	Loan Price	REO & Other Price
January 2017	2	$49.3	$43.6	$98.8	$96.7	$7.5	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
February 2017	31	60.9	40.1	882.0	895.5	10.1	March 2017	$773.8	$2.1	$81.9	$105.9	$90.1	$10.8
March 2017	12	—	—	222.4	228.8	0.4	N/A(C)	N/A(C)	N/A(C)	N/A(C)	27.7	25.7	0.4
April 2017	—	—	—	—	—	—	April 2017	668.0	10.3	76.1	—	—	—
April 2017	14	9.8	6.3	376.9	378.8	5.9	N/A(C)	N/A(C)	N/A(C)	N/A(C)	62.5	55.7	5.9
May 2017	15	26.4	16.9	420.5	424.4	3.7	June 2017#1	716.0	5.7	68.4	47.6	40.5	3.7
June 2017	20	1.0	0.5	534.8	549.8	0.8	June 2017#2	497.6	10.3	58.4	34.9	40.4	0.8
June 2017	3	28.2	17.3	101.7	106.6	1.9	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
July 2017	22	19.9	15.7	358.5	360.5	1.7	July 2017	339.3	2.7	25.7	18.3	18.6	1.7
September 2017	21	120.6	95.1	583.7	593.2	5.3	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

(A)	Any related securitization may occur on the same or a subsequent date, depending on market conditions and other factors.

(B)
Price includes par amount paid for all underlying residential mortgage loans of the trusts, plus the basis of the exercised call rights, plus advances and costs incurred (including MSR Fund Payments, as defined in Note 15) in exercising such call rights.

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. The securitization that occurred in April 2017 primarily included loans from the March 2017 calls and other acquired loans. The June 2017#1 securitization primarily included loans from the April 2017 and May 2017 calls, but also included $31.1 million of previously acquired loans. No loans from the January 2017 calls, no loans from the last three June 2017 calls and no loans from the September 2017 calls had been securitized by September 30, 2017. In May 2017, certain reperforming residential mortgage loans were financed with a securitization which was not treated as a sale for accounting purposes (see Variable Interest Entities below and Note 11).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2017
Days Past Due	Delinquency Status(A)
Current	84.6%
30-59	7.6%
60-89	3.6%
90-119(B)	2.1%
120+(C)	2.1%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$—
Purchases/additional fundings	527,098
Proceeds from repayments	(23,704)
Accretion of loan discount (premium) and other amortization(A)	4,387
Charge-offs	(481)
Transfer of loans to other assets	—
Transfer of loans to real estate owned	—
Balance at September 30, 2017	$507,300

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$—
Provision for loan losses(A)	481
Charge-offs(B)	(481)
Balance at September 30, 2017	$—

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
September 30, 2017
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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2016	$190,761
Purchases/additional fundings	58,884
Sales	—
Proceeds from repayments	(25,166)
Accretion of loan discount and other amortization	14,898
Transfer of loans to real estate owned	(21,370)
Transfer of loans to held-for-sale	(23,080)
Balance at September 30, 2017	$194,927

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
September 30, 2017	$264,183	$194,927
December 31, 2016	203,673	190,761

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2016	$23,688
Additions	21,454
Accretion	(14,898)
Reclassifications from non-accretable difference(A)	24,075
Disposals(B)	(1,507)
Transfer of loans to held-for-sale(C)	—
Balance at September 30, 2017	$52,812

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

For the Nine Months Ended September 30, 2017
Loans Held-for-Sale
Balance at December 31, 2016	$696,665
Purchases(A)	4,146,740
Transfer of loans from held-for-investment(B)	23,080
Sales	(3,267,595)
Transfer of loans to other assets(C)	(13,976)
Transfer of loans to real estate owned	(53,254)
Proceeds from repayments	(85,746)
Valuation (provision) reversal on loans(D)	(19,163)
Balance at September 30, 2017	$1,426,751

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $21.6 million of provision related to the call transactions executed during the nine months ended September 30, 2017.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2016	$59,591
Purchases	25,667
Transfer of loans to real estate owned	91,414
Sales	(70,652)
Valuation (provision) reversal on REO	1,261
Balance at September 30, 2017	$107,281

As of September 30, 2017, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $406.8 million.

In addition, New Residential has recognized $43.3 million in unpaid claims receivable from FHA on Ginnie Mae early buy-out (“EBO”) loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
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

As of
September 30, 2017
Assets
Residential mortgage loans	$193,010
Other assets	—
Total assets(A)	$193,010
Liabilities
Notes and bonds payable(B)	$189,843
Accounts payable and accrued expenses	16
Total liabilities(A)	$189,859

(A)
The creditors of the RPL Borrowers do not have recourse to the general credit of New Residential, and the assets of the RPL Borrowers are not directly available to satisfy New Residential’s obligations.

(B)	Includes $78.2 million of bonds retained by New Residential issued by these VIEs.

As described in “Call Rights” above, New Residential has issued securitizations which were treated as sales under GAAP. New Residential has no obligation to repurchase any loans from these securitizations and its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities. These securitizations are conducted through variable interest entities, of which New Residential is not the primary beneficiary. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of September 30, 2017:

Residential mortgage loan UPB	$4,701,889
Weighted average delinquency(A)	1.64%
Net credit losses for the nine months ended September 30, 2017	$4,943
Face amount of debt held by third parties(B)	$4,453,838

Carrying value of bonds retained by New Residential	$400,793
Cash flows received by New Residential on these bonds for the nine months ended September 30, 2017	$63,064

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

9.	INVESTMENTS IN CONSUMER LOANS

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
September 30, 2017
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2017
Consumer Loan Companies
Performing Loans	$1,064,345	53.5%	$1,111,493	18.7%	3.8	5.7%
Purchased Credit Deteriorated Loans(C)	302,093	53.5%	254,005	16.3%	3.4	12.4%
Other - Performing Loans	106,535	100.0%	102,435	14.2%	1.1	3.4%
Total Consumer Loans, held-for-investment	$1,472,973		$1,467,933	17.9%	3.5	6.9%
December 31, 2016
Consumer Loan Companies
Performing Loans	$1,275,121	53.5%	$1,321,825	18.7%	4.2	6.3%
Purchased Credit Deteriorated Loans(C)	371,261	53.5%	316,532	16.6%	3.6	14.0%
Other - Performing Loans	163,570	100.0%	161,129	14.2%	1.5	0.3%
Total Consumer Loans, held-for-investment	$1,809,952		$1,799,486	17.9%	3.8	7.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2017
Days Past Due	Delinquency Status(A)
Current	94.5%
30-59	2.2%
60-89	1.3%
90-119(B)	0.8%
120+(B) (C)	1.2%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$1,482,954
Purchases	—
Additional fundings(A)	41,930
Proceeds from repayments	(256,210)
Accretion of loan discount and premium amortization, net	3,987
Gross charge-offs	(56,569)
Additions to the allowance for loan losses, net	(2,164)
Balance at September 30, 2017	$1,213,928

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2016	$2,441	$997	$3,438
Provision (reversal) for loan losses	50,212	504	50,716
Net charge-offs(C)	(48,552)	—	(48,552)
Balance at September 30, 2017	$4,101	$1,501	$5,602

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of September 30, 2017, there are $9.5 million in UPB and $9.6 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $8.0 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2016	$316,532
(Allowance) reversal for loan losses(A)	3,013
Proceeds from repayments	(96,684)
Accretion of loan discount and other amortization	31,144
Balance at September 30, 2017	$254,005

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
September 30, 2017	$302,093	$254,005
December 31, 2016	371,261	316,532

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2016	$167,928
Accretion	(31,144)
Reclassifications to non-accretable difference(A)	(902)
Balance at September 30, 2017	$135,882

(A)	Represents a probable and significant decrease in cash flows previously expected to be collectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	September 30, 2017	December 31, 2016
Total Consumer Loan Companies equity	$73,720	$75,311
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$34,276	$35,020

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Consumer Loan Companies income (loss)	$26,616	$28,655	$74,580	$60,118
Others’ ownership interest as a percent of total	46.5%	46.5%	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$12,376	$13,325	$34,679	$27,955

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
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

As of
September 30, 2017
Assets
Consumer loans, held-for-investment	$1,365,498
Restricted cash	11,965
Accrued interest receivable	19,890
Total assets(A)	$1,397,353
Liabilities
Notes and bonds payable(B)	$1,364,186
Accounts payable and accrued expenses	4,834
Total liabilities(A)	$1,369,020

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

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (ParentCo), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. Warrantco is vested in the warrants to purchase an aggregate of 51.2 million Series F convertible preferred stock in ParentCo as of August 31, 2017. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential will account for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

September 30, 2017(A)
Consumer loans, at fair value	$231,839
Warrants	32,500
Other assets	55,821
Warehouse financing	(149,185)
Other liabilities	(942)
Equity	$170,033
New Residential’s investment	$42,044
New Residential’s ownership	24.7%

	Three Months Ended September 30, 2017(A)	Nine Months Ended September 30, 2017(A)
Interest income	$12,276	$25,105
Interest expense	(2,635)	(5,768)
Change in fair value of consumer loans and warrants	12,475	16,030
Gain on sale of consumer loans(B)	6,928	18,778
Other expenses	(1,459)	(3,039)
Net income	$27,585	$51,106
New Residential’s equity in net income	$6,769	$12,649
New Residential’s ownership	24.5%	24.8%

(A)	Data as of, and for the periods ended, August 31, 2017, as a result of the one month reporting lag.

(B)
During the nine months ended September 30, 2017, LoanCo sold, through securitizations which were treated as sales for accounting purposes, $1.1 billion in UPB of consumer loans. LoanCo retained $121.3 million of residual interests in the securitizations and distributed them to the LoanCo co-investors, including New Residential.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2017(C)	$231,839	25.0%	$231,839	16.4%	1.4	0.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of August 31, 2017 as a result of the one month reporting lag.

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Nine Months Ended September 30, 2017
Balance at beginning of period	$—
Contributions to equity method investees	344,902
Distributions of earnings from equity method investees	(4,291)
Distributions of capital from equity method investees	(306,938)
Earnings from investments in consumer loans, equity method investees	12,649
Balance at end of period	$46,322

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

10.	DERIVATIVES

As of September 30, 2017, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of September 30, 2017, New Residential held to-be-announced forward contract positions (“TBAs”) of $2.7 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of September 30, 2017, New Residential separately held TBAs of $1.7 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivative assets
Interest Rate Caps	Other assets	$2,232	$4,251
TBAs	Other assets	8,212	2,511
		$10,444	$6,762
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$82	$3,021
		$82	$3,021

(A)	Net of $5.6 million of related variation margin accounts.

The following table summarizes notional amounts related to derivatives:

	September 30, 2017	December 31, 2016
TBAs, short position(A)	$2,731,000	$3,465,500
TBAs, long position(A)	1,730,000	2,125,552
Interest Rate Caps(B)	897,500	1,185,000
Interest Rate Swaps(C)	3,713,500	3,640,000

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
Caps LIBOR at 0.50% for $550.0 million of notional, at 0.75% for $12.5 million of notional, at 2.00% for $185.0 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of September 30, 2017 was 11 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of September 30, 2017 was 26 months and the weighted average fixed pay rate was 1.68%.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Other income (loss), net(A)
TBAs	$(657)	$10,502	$880	$(22)
Interest Rate Caps	(1,083)	463	(1,353)	(3,683)
Interest Rate Swaps	5,300	10,083	349	(11,407)
	3,560	21,048	(124)	(15,112)
Gain (loss) on settlement of investments, net
TBAs	(16,579)	(15,922)	(45,989)	(55,159)
Interest Rate Caps	322	—	(240)	(1,124)
Interest Rate Swaps	(2,499)	(3,003)	(12,097)	(7,416)
	(18,756)	(18,925)	(58,326)	(63,699)
Total income (losses)	$(15,196)	$2,123	$(58,450)	$(78,811)

(A)	Represents unrealized gains (losses).

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	September 30, 2017									December 31, 2016
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$1,846,934	$1,846,934	Oct-17 to Nov-17	1.35%	0.1	$1,845,992	$1,905,003	$1,907,360	0.3	$1,764,760
Non-Agency RMBS (E)	4,316,544	4,316,544	Oct-17 to Jan-18	2.76%	0.1	11,050,796	5,024,799	5,404,713	7.7	2,654,242
Residential Mortgage Loans(F)	1,584,033	1,581,980	Oct-17 to Feb-19	3.75%	0.3	2,136,065	1,907,212	1,890,819	4.3	686,412
Real Estate Owned(G)(H)	102,703	102,570	Oct-17 to Feb-19	3.57%	0.5	N/A	N/A	145,939	N/A	85,217
Total Repurchase Agreements	7,850,214	7,848,028		2.64%	0.1					5,190,631
Notes and Bonds Payable
Secured Corporate Notes(I)	583,686	583,415	Jun-19 to Jul-22	4.98%	2.9	263,232,259	1,085,585	1,212,791	5.9	729,145
MSRs(J)	1,097,085	1,096,380	Feb-18 to Apr-22	5.28%	2.3	223,999,150	1,949,608	2,145,609	6.2	—
Servicer Advances(K)	4,081,010	4,073,283	Nov-17 to Dec-21	3.29%	2.2	4,297,775	4,591,210	4,680,637	4.5	5,549,872
Residential Mortgage Loans(L)	143,207	143,207	Oct-17 to Apr-20	3.61%	2.5	234,686	184,639	184,639	7.9	8,271
Consumer Loans(M)	1,340,943	1,337,708	Dec-21 to Mar-24	3.35%	3.2	1,472,792	1,473,353	1,467,752	3.5	1,700,211
Receivable from government agency(L)	2,974	2,974	Oct-17	3.78%	1.1	N/A	N/A	2,792	N/A	3,106
Total Notes and Bonds Payable	7,248,905	7,236,967		3.75%	2.5					7,990,605
Total/ Weighted Average	$15,099,119	$15,084,995		3.17%	1.3					$13,181,236

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of October 2017 were refinanced, extended or repaid.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

(C)	These repurchase agreements had approximately $18.4 million of associated accrued interest payable as of September 30, 2017.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.8 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $160.3 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $213.7 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, and includes $370.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the Excess MSRs that secure these notes.

(J)
Includes $290.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, $232.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, $74.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.50%, and $500.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.00%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivable that secure these notes.

(K)
$3.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.4%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $10.8 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88% and (ii) $135.4 million of asset-backed notes held by third parties which bear interest equal to 3.60%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $1.0 billion UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $86.3 million face amount note collateralized by newly originated consumer loans which bears interest equal to 4.00%.

As of September 30, 2017, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $7.9 billion of repurchase agreements as of September 30, 2017. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2016	$729,145	$—	$5,549,872	$4,419,002	$783,006	$1,700,211	$13,181,236
Repurchase Agreements:
Borrowings	—	—	—	35,275,158	1,438,585	—	36,713,743
Repayments	—	—	—	(33,530,682)	(526,536)	—	(34,057,218)
Capitalized deferred financing costs, net of amortization	—	—	—	—	871	—	871
Notes and Bonds Payable:
Borrowings	1,300,354	1,098,058	4,022,655	—	140,323	—	6,561,390
Repayments	(1,450,922)	(973)	(5,502,088)	—	(5,518)	(364,011)	(7,323,512)
Discount on borrowings, net of amortization	—	—	(156)	—	—	1,335	1,179
Capitalized deferred financing costs, net of amortization	4,838	(705)	3,000	—	—	173	7,306
Balance at September 30, 2017	$583,415	$1,096,380	$4,073,283	$6,163,478	$1,830,731	$1,337,708	$15,084,995

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

Maturities

New Residential’s debt obligations as of September 30, 2017 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
October 1 through December 31, 2017	$185,907	$7,624,943	$7,810,850
2018	829,678	832,334	1,662,012
2019	1,551,725	370,639	1,922,364
2020	511,622	—	511,622
2021	1,223,797	—	1,223,797
2022 and thereafter	1,254,602	713,872	1,968,474
	$5,557,331	$9,541,788	$15,099,119

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of September 30, 2017:

Debt Obligations / Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Residential mortgage loans and REO	$2,890,000	$1,686,736	$1,203,264
Notes and Bonds Payable
Secured Corporate Loan	Excess MSRs	750,000	370,000	380,000
MSRs	MSRs	700,000	596,898	103,102
Servicer Advances(A)	Servicer advances	2,339,192	1,474,512	864,680
Consumer Loans	Consumer loans	150,000	86,343	63,657
		$6,829,192	$4,214,489	$2,614,703

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds collateralized by servicer advances with a current face amount of $93.5 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of September 30, 2017.

12.	FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2017 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$228,173,728	$1,178,308	$—		$—	$1,178,308	$1,178,308
Excess mortgage servicing rights, equity method investees, at fair value(A)	53,675,234	175,633	—		—	175,633	175,633
Mortgage servicing rights, at fair value(A)	177,285,425	1,702,749	—		—	1,702,749	1,702,749
Mortgage servicing rights financing receivable, at fair value	67,052,949	607,396	—	—	—	607,396	607,396
Servicer advance investments, at fair value	3,651,705	4,044,802	—		—	4,044,802	4,044,802
Real estate securities, available-for-sale	13,030,161	6,714,846	—		1,190,656	5,524,190	6,714,846
Residential mortgage loans, held-for-investment	820,544	702,227	—		—	713,665	713,665
Residential mortgage loans, held-for-sale	1,619,737	1,426,751	—		—	1,474,430	1,474,430
Consumer loans, held-for-investment	1,472,973	1,467,933	—		—	1,483,223	1,483,223
Derivative assets	5,358,500	10,444	—		10,444	—	10,444
Cash and cash equivalents	279,760	279,760	279,760		—	—	279,760
Restricted cash	152,047	152,047	152,047		—	—	152,047
Other assets	1,427,891	31,150	20,900		—	10,250	31,150
		$18,494,046	$452,707		$1,201,100	$16,914,646	$18,568,453
Liabilities
Repurchase agreements	$7,850,214	$7,848,028	$—		$7,850,214	$—	$7,850,214
Notes and bonds payable	7,248,905	7,236,967	—		—	7,248,265	7,248,265
Derivative liabilities	3,713,500	82	—		82	—	82
		$15,085,077	$—		$7,850,296	$7,248,265	$15,098,561

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs	Mortgage Servicing Rights Financing Receivable	Servicer Advance Investments	Non-Agency RMBS
	Agency	Non-Agency						Total
Balance at December 31, 2016	$381,757	$1,017,698	$194,788	$659,483	$—	$5,706,593	$3,543,560	$11,503,879
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	—	(8,736)	(8,736)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(9,550)	(23,100)	—	—	—	—	—	(32,650)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—		6,056	—	—	—	—	6,056
Included in servicing revenue, net(E)	—	—	—	(81,986)	—	—	—	(81,986)
Included in change in fair value of investments in mortgage servicing rights financing receivable	—	—	—	—	75,828	—	—	75,828
Included in change in fair value of servicer advance investments	—		—	—	—	70,469	—	70,469
Included in gain (loss) on settlement of investments, net	—	1,993	—	—	—	9,327	18,426	29,746
Included in other income (loss), net(D)	1,755	193	—	—	—	—	340	2,288
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	259,313	259,313
Interest income	20,505	54,733	—	—	—	446,666	246,890	768,794
Purchases, sales and repayments
Purchases	—	—	—	1,125,252	467,118	9,328,137	2,418,381	13,338,888
Proceeds from sales	—	—	—	—	—	—	(166,400)	(166,400)
Proceeds from repayments	(60,618)	(135,076)	(25,211)	—	—	(11,035,170)	(787,584)	(12,043,659)
Ocwen Transaction (Note 5)	—	(71,982)	—	—	64,450	(481,220)	—	(488,752)
Balance at September 30, 2017	$333,849	$844,459	$175,633	$1,702,749	$607,396	$4,044,802	$5,524,190	$13,233,078

(A)	Includes the recapture agreement for each respective pool.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

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
September 30, 2017
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees and MSRs Valuation

The following table summarizes certain information regarding the weighted average inputs used in valuing the Excess MSRs owned directly and through equity method investees as of September 30, 2017:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.4%	2.9%	30.5%	21	23
Recaptured Pools	7.2%	3.7%	22.9%	22	25
Recapture Agreement	7.0%	3.5%	25.8%	21	—
	8.7%	3.1%	28.5%	21	23
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	12.2%	N/A	15.0%	15	24
Recaptured Pools	7.0%	N/A	19.8%	22	24
Recapture Agreement	7.0%	N/A	19.7%	20	—
Ocwen Serviced Pools	9.2%	N/A	—%	14	26
	9.7%	N/A	3.9%	14	26
Total/Weighted Average--Excess MSRs Directly Held	9.4%	3.1%	10.9%	16	25

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	11.0%	4.9%	34.9%	18	22
Recaptured Pools	7.4%	4.6%	24.3%	23	24
Recapture Agreement	7.4%	4.6%	24.2%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.3%	4.8%	29.8%	20	23

Total/Weighted Average--Excess MSRs All Pools	9.4%	3.5%	15.0%	17	25

MSRs
Agency
Mortgage Servicing Rights(H)	10.2%	0.9%	25.7%	27	21
Mortgage Servicing Rights Financing Receivable(H)	10.4%	0.9%	14.6%	27	21
Non-Agency
Mortgage Servicing Rights Financing Receivable(H)	8.3%	11.4%	—%	33	22

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $7.26 per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $12.57 per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables.

(F)	Weighted average maturity of the underlying residential mortgage loans in the pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

(G)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

(H)	For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.

As of September 30, 2017, a weighted average discount rate of 9.7% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of September 30, 2017, a weighted average discount rate of 9.8% was used to value New Residential’s investments in MSRs and a weighted average discount rate of 10.4% was used to value New Residential’s investments in mortgage servicing rights financing receivable.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2017	1.8%	10.1%	13.2%	17.2	bps	6.8%	25.6

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 13.1 bps which represents the amount New Residential pays its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate Securities Valuation

As of September 30, 2017, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,123,553	$1,195,281	$1,190,656	$—	$1,190,656	2
Non-Agency RMBS(C)	11,906,608	5,136,883	5,516,426	7,764	5,524,190	3
Total	$13,030,161	$6,332,164	$6,707,082	$7,764	$6,714,846

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
September 30, 2017
(dollars in tables in thousands, except share data)

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

For 81.8% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$4,521,531	2.07% to 32.75%	0.25% to 20.9%	0.1% to 9.00%	5.0 % to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $7.3 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At September 30, 2017, assets measured at fair value on a nonrecurring basis were $0.8 billion. The $0.8 billion of assets include approximately $754.4 million of residential mortgage loans held-for-sale and $73.8 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2017:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Residential Mortgage Loans
Performing Loans	$693,427	3.8%	5.1	9.4%	1.2%	37.2%
Non-Performing Loans	60,979	6.6%	2.9	3.0%	3.0%	30.0%
Total/Weighted Average	$754,406	4.0%	4.9	8.9%	1.3%	36.6%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2017 was an increase in net valuation allowance of approximately $18.3 million, consisting of an approximately $19.6 million increase for residential mortgage loans, offset by a reversal of prior valuation allowance of $1.3 million for REO.

Loans for Which Fair Value is Only Disclosed

The following table summarizes the inputs used in valuing certain loans as of September 30, 2017:

	Carrying Value	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Reverse Mortgage Loans(D)	$9,342	$10,748	7.0%	4.3	N/A	N/A	6.2%
Performing Loans	605,007	602,544	7.7%	5.3	4.2%	2.6%	41.9%
Non-Performing Loans	760,223	820,397	5.8%	4.0	3.4%	2.9%	34.0%
Total/Weighted Average	$1,374,572	$1,433,689	6.6%	4.6			37.3%

Consumer Loans	$1,467,933	$1,483,223	9.0%	3.5	22.3%	6.3%	86.9%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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
September 30, 2017
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

On September 22, 2017, New Residential’s board of directors declared a third quarter 2017 dividend of $0.50 per common share or $153.7 million, which was paid on October 27, 2017 to stockholders of record as of October 2, 2017.

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

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2017.

Option Plan

As of September 30, 2017, New Residential’s outstanding options were summarized as follows:

Held by the Manager	16,128,730
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	2,367,458
Issued to the independent directors	6,000
Total	18,502,188

The following table summarizes New Residential’s outstanding options as of September 30, 2017. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended September 30, 2017 was $16.73 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2017	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2017 (millions)
Directors	Various	6,000	6,000	$13.99	$—
Manager(C)	2012	25,000	25,000	7.19	0.2
Manager(C)	2013	835,571	835,571	11.48	4.4
Manager(C)	2014	1,437,500	1,437,500	12.20	6.5
Manager(C)	2015	8,543,539	8,072,518	15.46	10.3
Manager(C)	2016	2,000,000	866,667	14.20	2.2
Manager(C)	2017	5,654,578	1,319,402	15.00	2.3
Outstanding		18,502,188	12,562,658

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Exercise Prices	Total Unexercised Inception to Date
2014	$12.20	258,750
2015	$15.25 to $15.88	1,708,708
2016	$14.20	400,000
Total		2,367,458

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2016 outstanding options	13,196,610
Options granted	5,654,578	$15.00
Options exercised	—	$—
Options expired unexercised	(349,000)
September 30, 2017 outstanding options	18,502,188	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the three and nine months ended September 30, 2017, based on the treasury stock method, New Residential had 1,846,036 and 1,845,597 dilutive common stock equivalents outstanding. During the three and nine months ended September 30, 2016, based on the treasury stock method, New Residential had 497,690 and 309,544 dilutive common stock equivalents outstanding.

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
September 30, 2017
(dollars in tables in thousands, except share data)

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

Capital Commitments — As of September 30, 2017, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to September 30, 2017, if any):

MSRs and servicer advances — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiary, NRM, is obligated to fund future servicer advances related to the loans it is obligated to service. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Notes 5 and 6 for information on New Residential’s investments in MSRs and Servicer Advance Investments, respectively.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $141.0 million of unfunded and available revolving credit privileges as of September 30, 2017. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At September 30, 2017, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
September 30, 2017
(dollars in tables in thousands, except share data)

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

Due to affiliates is comprised of the following amounts:

	September 30, 2017	December 31, 2016
Management fees	$4,734	$3,689
Incentive compensation	72,123	42,197
Expense reimbursements and other	2,767	1,462
	$79,624	$47,348

Affiliate expenses and fees were comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Management fees	$14,187	$10,536	$41,447	$30,552
Incentive compensation	19,491	7,075	72,123	13,200
Expense reimbursements(A)	125	125	375	375
Total	$33,803	$17,736	$113,945	$44,127

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 8, 11 and 14 for a discussion of transactions with Nationstar. As of September 30, 2017, 66.7%, 27.6% and 35.6% of the UPB of the loans underlying New Residential’s investments in Excess MSRs, MSRs and Servicer Advance Investments, respectively, was serviced, subserviced or master serviced by Nationstar. As of September 30, 2017, a total face amount of $3.2 billion of New Residential’s Non-Agency RMBS portfolio and approximately $24.2 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $18.5 billion as of September 30, 2017. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying residential mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, and repay all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential in connection with the SLS Transaction, in 2014 and 2015, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2017, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.3 million and has also caused an aggregate of $0.7 million of securities to be transferred to such funds in 2017. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of September 30, 2017, $954.8 million UPB of New Residential’s residential mortgage loans and $20.2 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 4 regarding co-investments with Fortress-managed funds.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

16.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(7,342)	$679	$(29,592)	$(15,072)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	1,509	1,765	8,736	7,838
Total reclassifications		$(5,833)	$2,444	$(20,856)	$(7,234)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current:
Federal	$4,072	$3,290	$6,683	$4,561
State and Local	131	478	354	636
Total Current Income Tax Expense (Benefit)	4,203	3,768	7,037	5,197
Deferred:
Federal	20,977	16,375	97,053	12,575
State and Local	7,433	757	16,963	423
Total Deferred Income Tax Expense (Benefit)	28,410	17,132	114,016	12,998
Total Income Tax Expense (Benefit)	$32,613	$20,900	$121,053	$18,195

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

New Residential has recorded a net deferred tax asset of approximately $32.4 million as of September 30, 2017, primarily related to unrealized losses and net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. During the nine months ended September 30, 2017, New Residential recorded a partial valuation allowance related to certain net operating losses and loan loss reserves as management does not believe that it is more likely than not that these deferred tax assets will be realized.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
(dollars in tables in thousands, except share data)

18.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2017 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On September 22, 2017, New Residential’s board of directors declared a third quarter 2017 dividend of $0.50 per common share or $153.7 million, which was paid on October 27, 2017 to stockholders of record as of October 2, 2017.

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold or committed to sell MSRs totaling more than $3.5 trillion since 2010. As of the second quarter of 2017, the top 100 mortgage servicers serviced over $8.0 trillion of mortgages, according to Inside Mortgage Finance. Of the $10.0 trillion one-to-four family mortgage debt outstanding, approximately 70% was serviced by banks as of the second quarter of 2017, according to Inside Mortgage Finance. We expect this number to continue to decline as banks face pressure to reduce their MSR exposure as a result of heightened capital reserve requirements under Basel III, regulatory scrutiny and a challenging servicing environment, among other reasons. As a result, we believe an elevated volume of MSR sales is likely for some period of time. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets. These factors have resulted in increased opportunities for us to acquire MSRs and to provide capital to non-bank servicers. In addition, approximately $1.7 trillion of new loans are expected to be originated in 2017, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). While increased competition and market conditions for more recently originated MSRs have driven prices higher recently, thereby also increasing the value of the MSRs in which we have invested, we believe MSRs continue to offer attractive returns.

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

Interest Rates and Prepayment Rates

As further described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” increasing interest rates are generally associated with declining prepayment rates for residential mortgage loans since they increase the cost of borrowing for homeowners. Declining prepayment rates, in turn, would generally be expected to increase the value of our interests in Excess MSRs, MSRs and Servicer Advance Investments, which include the right to a portion of the related MSRs, because the duration of the cash flows we are entitled to receive becomes extended with no reduction in current cash flows. Changes in interest rates will also directly impact our costs of borrowing either immediately (floating rate debt) or upon refinancing (fixed rate debt) and may also be associated with changes in credit spreads and/or the discount rates used in valuing investments. Declining prepayment rates have a negative impact on the value of investments purchased at a significant discount since the recovery of that discount is delayed.

In the third quarter of 2017, both current interest rates and expected future interest rates generally increased slightly. For instance, the 10-year treasury yield increased from 2.30% to 2.33%. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, while market interest rates increased, market credit spreads for these investments decreased, with the net result being an increase in value during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and in Part II, Item 1A. “Risk Factors.” In the third quarter of 2017, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $16.4 million in the aggregate, primarily as a result of an increase in actual and projected prepayment rates during the quarter, while the weighted average discount rate of the portfolio remained unchanged at 9.7%. In addition, a decrease in discount rates, as well as contractual changes resulting from the Ocwen Transaction, partially offset by a decrease in interest rates, caused the fair value of our MSRs, including MSR financing receivables, to increase by approximately $77.6 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of September 30, 2017 was 1.61%, compared to 1.84% as of June 30, 2017. The spread changed primarily as a result of increased funding costs and lower yields from new securities purchased during the third quarter of 2017. The net interest spread on our Non-Agency RMBS portfolio as of September 30, 2017 was 3.01%, compared to 3.15% as of June 30, 2017. This spread changed primarily as a result of increased funding costs and lower yields from new securities purchased during the third quarter of 2017.

General U.S. Economy and Unemployment

During the third quarter of 2017, the U.S. unemployment rate generally declined and equity market prices increased, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy such as this generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true, as expected, as the Case Shiller Home Price Index increased from 190 as of the second quarter of 2016 to 200 as of June of 2017. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.8 million, or 5.4 percent, as of the second quarter of 2017, down from 3.6 million, or 7.1 percent, as of the second quarter of 2016. This trend helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads generally tightened during the third quarter of 2017, which would generally have a favorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolios. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio coupled with the corporate credit spread tightening during the third quarter of 2017 caused the value of the portion of this portfolio that was owned for the entire quarter to increase.

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of September 30, 2017.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$281,848,962	$1,193,420	6.9%	$1,353,941	6.1
MSRs(B) (C)	177,285,425	1,521,605	8.8%	1,702,749	6.4
Mortgage Servicing Rights Financing Receivable(B) (C)	67,052,949	511,558	3.0%	607,396	5.6
Servicer Advance Investments(B) (D)	3,651,705	3,955,375	23.0%	4,044,802	5.1
Agency RMBS(E)	1,123,553	1,195,281	6.9%	1,190,656	7.6
Non-Agency RMBS(E)	11,906,608	5,136,883	29.7%	5,524,190	7.7
Residential Mortgage Loans	2,440,281	2,164,212	12.5%	2,128,978	4.6
Real Estate Owned	N/A	117,413	0.7%	107,281	N/A
Consumer Loans	1,472,973	1,473,534	8.5%	1,467,933	3.5
Consumer Loans, Equity Method Investees	231,839	N/A	N/A	46,322	1.4
Total/Weighted Average		$17,269,281	100.0%	$18,174,248	6.0

Reconciliation to GAAP total assets:
Cash and restricted cash				431,807
Servicer advances receivable				657,255
Trades receivable				1,785,708
Deferred tax asset, net				32,440
Other assets				323,375
GAAP total assets				$21,404,833

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, Mortgage Servicing Rights Financing Receivable, and Servicer Advance Investments is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Represents MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advance Investments also includes the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivable

As of September 30, 2017, we had $2.3 billion carrying value of MSRs and mortgage servicing rights financing receivable within our licensed servicer subsidiary, NRM, primarily Agency MSRs.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of September 30, 2017, these subservicers include Ditech, Nationstar, PHH, Citi, Ocwen, Flagstar, and United Shore, which subservice 29.1%, 27.6%, 21.2%, 13.8%, 6.4%, 1.1%, and 0.8% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivable). NRM has entered into agreements with Ditech, Nationstar, and PHH whereby it is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

In July 2017, we entered into the Ocwen Transaction as described in Note 5 to our condensed consolidated financial statements.

See Note 5 to our condensed consolidated financial statements for further information regarding our investments in mortgage servicing rights financing receivable.

The table below summarizes the terms of our investments in MSRs and mortgage servicing rights financing receivable completed as of September 30, 2017.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency	$177.2	27	bps	$1,702.7
Non-Agency	0.1	50		—
Mortgage Servicing Rights Financing Receivable
Agency	51.5	27		473.7
Non-Agency	15.5	33		133.7
Total/Weighted Average	$244.3	27	bps	$2,310.1

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivable as of September 30, 2017 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$1,702,749	$177,220,692	1,268,758	743	4.3%	258	67	3.3%	13.5%	13.3%	0.1%	11.5%
Non-Agency	—	64,733	919	626	7.2%	197	174	44.1%	11.8%	1.7%	10.3%	—%
Mortgage Servicing Rights Financing Receivable
Agency	473,669	51,533,451	376,971	744	4.2%	248	71	7.7%	13.0%	12.5%	0.4%	3.5%
Non-Agency	133,727	15,519,498	111,358	657	5.1%	267	140	21.3%	4.9%	3.8%	1.1%	—%
Total/Weighted Average	$2,310,145	$244,338,374	1,758,006	738	4.4%	256	73	5.4%	12.8%	12.5%	0.2%	9.1%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	1.7%	0.4%	0.6%	0.2%	—%	0.2%
Non-Agency	7.9%	3.2%	2.7%	19.8%	—%	3.2%
Mortgage Servicing Rights Financing Receivable
Agency	1.8%	0.3%	0.5%	0.5%	—%	0.4%
Non-Agency	7.4%	4.1%	6.5%	3.5%	2.1%	2.9%
Total/Weighted Average	2.1%	0.6%	1.0%	0.5%	0.2%	0.4%

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

Excess MSRs

As of September 30, 2017, we had approximately $1.4 billion estimated carrying value of Excess MSRs (held directly and through joint ventures). As of September 30, 2017, our completed investments represent an effective 32.5%-100% interest in the Excess MSRs (held either directly or through joint ventures) on pools of residential mortgage loans with an aggregate UPB of approximately $281.8 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, in certain cases through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased Servicer Advance Investments, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advance Investments” below.

Nationstar is the servicer of $188.0 billion UPB of the loans underlying our investments in Excess MSRs through September 30, 2017, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

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

On April 6, 2015, we acquired Excess MSRs in connection with the HLSS Acquisition. Ocwen continues to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of September 30, 2017 is equal to 6.0 bps times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target. In July 2017, we entered into the Ocwen Transaction as described in Note 5 to our condensed consolidated financial statements.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of September 30, 2017.

Summary of Direct Excess MSR Investments as of September 30, 2017

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$68.4	28	bps	21	bps	32.5% - 66.7%	$288.3
Recapture Agreements	—	29		21		32.5% - 66.7%	45.5
	68.4	28		21			333.8
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$67.5	35		15		33.3% - 100.0%	$191.3
Recapture Agreements	—	26		20		33.3% - 100.0%	19.6
Ocwen Serviced Pools	92.3	46		14		100.0%	633.5
	159.8	43		14			844.4
Total/Weighted Average	$228.2	39	bps	16	bps		$1,178.2

(A)	The MSR is a weighted average as of September 30, 2017, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $145.8 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of September 30, 2017

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$53.7	32	bps	20	bps	50.0%	66.7%	33.3%	$279.7
Recapture Agreements	—	32		23		50.0%	66.7%	33.3%	50.3
Total/Weighted Average	$53.7	32	bps	20	bps				$330.0

(A)	The MSR is a weighted average as of September 30, 2017, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of September 30, 2017 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$227,407	$55,909,712	373,818	706	4.5%	280	99	9.2%	16.3%	15.3%	1.1%	25.1%
Recaptured Loans	60,938	12,540,090	73,083	721	4.3%	292	27	0.7%	10.5%	10.2%	0.4%	24.2%
Recapture Agreement	45,504	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$333,849	$68,449,802	446,901	709	4.5%	282	85	7.6%	15.2%	14.4%	1.0%	25.0%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$179,130	$64,374,054	350,584	670	4.5%	285	140	39.0%	16.5%	12.7%	4.3%	11.6%
Recaptured Loans	12,140	3,079,293	13,600	740	4.1%	290	19	3.7%	12.3%	12.3%	—%	21.4%
Recapture Agreement	19,561	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	633,628	92,270,579	639,783	637	4.5%	314	143	16.1%	10.8%	7.6%	3.5%	—%
	$844,459	$159,723,926	1,003,967	647	4.5%	306	141	25.1%	12.2%	8.9%	3.7%	3.5%
Total/Weighted Average(I)	$1,178,308	$228,173,728	1,450,868	660	4.5%	301	129	19.8%	12.8%	10.0%	3.1%	8.7%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.8%	1.5%	1.2%	1.3%	0.3%	0.3%
Recaptured Loans	2.1%	0.5%	0.4%	0.3%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	4.2%	1.3%	1.0%	1.1%	0.3%	0.3%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.3%	3.0%	2.6%	7.4%	1.4%	2.2%
Recaptured Loans	1.4%	0.3%	0.1%	—%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	8.5%	5.0%	6.0%	7.7%	2.1%	1.8%
	8.9%	4.4%	5.0%	7.5%	1.9%	1.9%
Total/Weighted Average(I)	7.9%	3.7%	4.2%	6.2%	1.6%	1.5%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $145.8 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $2.2 billion of UPB are as of August 31, 2017.

(I)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of September 30, 2017 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$171,301	$38,271,187	33.3%	331,939	689	5.0%	273	114	9.6%	18.0%	15.9%	2.4%	26.5%
Recaptured Loans	108,421	15,404,047	33.3%	105,141	703	4.3%	287	33	0.6%	11.7%	11.3%	0.5%	35.4%
Recapture Agreement	50,264	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average(G)	$329,986	$53,675,234		437,080	693	4.8%	277	91	7.0%	16.3%	14.7%	1.9%	28.5%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	6.3%	1.9%	1.3%	1.9%	0.6%	0.4%
Recaptured Loans	3.5%	1.0%	0.6%	0.3%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	5.5%	1.7%	1.1%	1.4%	0.5%	0.3%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

In December 2013, we made our first Servicer Advance Investments, including the basic fee component of the related MSRs, through the Buyer, a joint venture entity capitalized by us and certain third-party co-investors. The Buyer acquired from Nationstar a pool of outstanding servicer advances (including deferred servicing fees) and the basic fee component of the related MSRs on a pool of Non-Agency mortgage loans. In exchange, the Buyer (i) paid the initial purchase price, and (ii) agreed to purchase future servicer advances related to the loans at par. We previously acquired an interest in the Excess MSRs related to these loans. See above “—Our Portfolio—Servicing Related Assets—Excess MSRs.”

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

In December 2014, we acquired Servicer Advance Investments from SLS, as described under “—Excess MSRs” above.

On April 6, 2015, we acquired Servicer Advance Investments in connection with the HLSS Acquisition, as described under “—Excess MSRs” above. In July 2017, we entered into the Ocwen Transaction as described in Note 5 to our condensed consolidated financial statements.

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2017
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$1,058,024	$1,091,358	$53,468,730	$924,597	1.7%
Ocwen serviced pools	2,897,351	2,953,444	92,295,028	2,727,108	3.0%
Total	$3,955,375	$4,044,802	$145,763,758	$3,651,705	2.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of, and for the nine months ended, September 30, 2017 (dollars in thousands):

			Nine Months Ended September 30, 2017		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	6.8%	5.1	$70,469	$3,504,060	92.5%	91.4%	3.3%	2.9%

(A)
Based on outstanding servicer advances, excluding purchased but unsettled servicer advances and certain deferred servicing fees (“DSF”) which we received financing on. If we were to include these DSF in the servicer advance balance, gross and net LTV as of September 30, 2017 would be 86.6% and 85.6%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $79.9 million from the outstanding servicer advance debt. If we were to sell these bonds, gross and net LTV as of September 30, 2017 would be 94.6% and 93.5%, respectively.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in the Servicer Advance Investments:

September 30, 2017
Principal and interest advances	$939,897
Escrow advances (taxes and insurance advances)	1,634,892
Foreclosure advances	1,076,916
Total	$3,651,705

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of September 30, 2017, we owned an approximately 72.8% interest in the Buyer.

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

The Nationstar Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.3%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.6 bps on a weighted average basis as of September 30, 2017. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 6.0 bps, based on the servicing fee collections of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related sale supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amount of $28.8 million during the nine months ended September 30, 2017.

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

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2017 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency ARM RMBS	$113,553	$124,474	10.4%	$—	$(5,549)	$118,925	26	4.5	22.0%	$126,624
Agency Specified Pools	1,010,000	1,070,807	89.6%	1,352	(428)	1,071,731	42	7.9	1.8%	8,472
Agency RMBS	$1,123,553	$1,195,281	100.0%	$1,352	$(5,977)	$1,190,656	68	7.6	3.9%	$126,624

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of September 30, 2017 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$113,553	$124,474	100.0%	$118,925	3.4%	1.7%	N/A	1.9%	8.9%	5

(A)	Of these investments, 94.5% reset based on 12-month LIBOR index, 3.2% reset based on one-month LIBOR, and 2.3% reset based on the one-year Treasury Constant Maturity Rate.

(B)	Represents the maximum change in the coupon at the end of the fixed rate period. All securities in this category are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of September 30, 2017:

Net Interest Spread(A)
Weighted Average Asset Yield	2.96%
Weighted Average Funding Cost	1.35%
Net Interest Spread	1.61%

(A)
The Agency RMBS portfolio consists of 10.4% floating rate securities and 89.6% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2017 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$11,906,608	$5,136,883	$412,213	$(24,906)	$5,524,190	$4,316,544

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2017 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CC	419	$1,945,400	$1,372,963	26.9%	$1,535,404	13.1%	1.7%	8.3	2.4%
2006	CC	111	2,450,002	1,524,005	29.8%	1,642,422	7.3%	2.1%	8.6	1.6%
2007	CCC-	92	2,896,107	1,641,641	32.1%	1,744,402	6.9%	1.3%	7.8	1.9%
2008 and later	BBB	128	4,590,627	569,226	11.2%	569,712	7.6%	—%	3.3	2.5%
Total/Weighted Average	CCC-	750	$11,882,136	$5,107,835	100.0%	$5,491,940	8.9%	1.5%	7.7	2.0%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	12.8	0.09	11.5%	12.7%	12.4%
2006	11.5	0.15	10.2%	14.1%	29.6%
2007	10.6	0.29	10.5%	13.4%	33.6%
2008 and later	11.8	0.80	12.7%	3.3%	1.6%
Total/Weighted Average	11.6	0.26	11.0%	12.2%	22.9%

(A)	Excludes $24.5 million face amount of bonds backed by consumer loans.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 218 bonds with a carrying value of $335.8 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2017.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2017.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $161.1 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $176.8 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of September 30, 2017:

Net Interest Spread(A)
Weighted Average Asset Yield	5.77%
Weighted Average Funding Cost	2.76%
Net Interest Spread	3.01%

(A)	The Non-Agency RMBS portfolio consists of 92.0% floating rate securities and 8.0% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $155.0 billion.

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

Residential Mortgage Loans

As of September 30, 2017, we had approximately $2.4 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1,686.7 million and notes and bonds payable with an aggregate face amount of approximately $146.2 million. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2017 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Reverse Mortgage Loans(E) (F)	$—	$—	—	—%	—	—%	—%	—%	N/A
Performing Loans(G)	556,361	507,300	8,079	8.0%	5.6	18.7%	78.8%	7.6%	651
Purchased Credit Deteriorated Loans(H)	264,183	194,927	2,258	7.1%	3.0	14.4%	81.5%	79.3%	597
Total Residential Mortgage Loans, held-for-investment	$820,544	$702,227	10,337	7.7%	4.8	17.3%	79.6%	30.7%	634

Reverse Mortgage Loans(E) (F)	$19,207	$9,342	51	7.2%	4.3	13.6%	135.1%	81.6%	N/A
Performing Loans(G) (I)	779,618	791,134	11,139	4.0%	4.9	16.4%	65.8%	3.4%	663
Non-Performing Loans(H) (I)	820,912	626,275	5,228	5.5%	4.3	21.4%	97.0%	60.0%	583
Total Residential Mortgage Loans, held-for-sale	$1,619,737	$1,426,751	16,418	4.8%	4.6	18.9%	82.4%	33.0%	622

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

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

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of September 30, 2017, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $34.9 million and $70.6 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the collateral characteristics of the consumer loans as of September 30, 2017 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,472,973	69.6%	30.4%	182,463	671	17.9%	10.6%	139	3.5	2.2%	1.2%	2.2%	17.0%	6.3%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2017 (C)	$231,839	25.0%	$231,839	16.4%	1.4	0.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of August 31, 2017 as a result of the one month reporting lag.

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

Our critical accounting policies as of September 30, 2017, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2016, except as described below.

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

Mortgage Servicing Rights Financing Receivable

As a result of the length of the initial term of the related subservicing agreements between NRM and PHH, and NRM and Ocwen (Note 5 to our Condensed Consolidated Financial Statements), although the MSRs were legally sold, solely for accounting purposes we determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreements would not be treated as sales under GAAP. Therefore, rather than recording investments in MSRs, we recorded investments in mortgage servicing rights financing receivable. Income from these investments is recorded as interest income, and we have elected to measure these investments at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivable in the Condensed Consolidated Statements of Income.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Interest income	$397,722	$282,388	$115,334	$1,162,212	$749,901	$412,311
Interest expense	125,278	96,488	28,790	338,664	278,401	60,263
Net Interest Income	272,444	185,900	86,544	823,548	471,500	352,048

Impairment
Other-than-temporary impairment (OTTI) on securities	1,509	1,765	(256)	8,736	7,838	898
Valuation provision (reversal) on loans and real estate owned	26,700	18,275	8,425	65,381	41,845	23,536
	28,209	20,040	8,169	74,117	49,683	24,434

Net interest income after impairment	244,235	165,860	78,375	749,431	421,817	327,614
Servicing revenue, net	58,014	—	58,014	269,467	—	269,467
Other Income
Change in fair value of investments in excess mortgage servicing rights	(14,291)	(17,060)	2,769	(32,650)	(24,397)	(8,253)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	2,054	6,261	(4,207)	6,056	8,608	(2,552)
Change in fair value of investments in mortgage servicing rights financing receivable	70,232	—	70,232	75,828	—	75,828
Change in fair value of servicer advance investments	10,941	21,606	(10,665)	70,469	4,328	66,141
Gain on consumer loans investment	—	—	—	—	9,943	(9,943)
Gain on remeasurement of consumer loans investment	—	—	—	—	71,250	(71,250)
Gain (loss) on settlement of investments, net	1,553	(11,165)	12,718	1,250	(37,682)	38,932
Earnings from investments in consumer loans, equity method investees	6,769	—	6,769	12,649	—	12,649
Other income (loss), net	9,887	27,059	(17,172)	7,696	6,850	846
	87,145	26,701	60,444	141,298	38,900	102,398

Operating Expenses
General and administrative expenses	19,919	8,777	11,142	47,788	28,082	19,706
Management fee to affiliate	14,187	10,536	3,651	41,447	30,552	10,895
Incentive compensation to affiliate	19,491	7,075	12,416	72,123	13,200	58,923
Loan servicing expense	13,690	14,187	(497)	40,068	30,037	10,031
Subservicing expense	49,773	—	49,773	123,435	—	123,435
	117,060	40,575	76,485	324,861	101,871	222,990

Income (Loss) Before Income Taxes	272,334	151,986	120,348	835,335	358,846	476,489
Income tax expense (benefit)	32,613	20,900	11,713	121,053	18,195	102,858
Net Income (Loss)	$239,721	$131,086	$108,635	$714,282	$340,651	$373,631
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$13,600	$32,178	$(18,578)	$45,051	$61,355	$(16,304)
Net Income (Loss) Attributable to Common Stockholders	$226,121	$98,908	$127,213	$669,231	$279,296	$389,935

Interest Income

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Interest income increased by $115.3 million, primarily attributable to an increase in interest income of (i) $55.3 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, (ii) $31.7 million from Mortgage Servicing Rights Financing Receivables due to the PHH and Ocwen Transactions (Note 5 to our Condensed Consolidated Financial Statements), (iii) $29.4 million from Servicer Advance Investments, primarily due to a $46.5 million increase from HLSS Servicer Advance Investments driven by a retrospective adjustment resulting from a change in cash flow assumptions, and (iv) $17.7 million from an increase in the size of the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls and a purchase from a third-party. The increase was partially offset by (v) a $13.7 million decrease from Consumer Loan investments primarily driven by lower UPB, (vi) a $4.9 million decrease from Excess MSR investments attributable to a step up in prepayment rates this quarter relative to the prior year, and (vii) a $0.2 million decrease in interest income related to recoveries from certain GNMA EBO servicer advances.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest income increased by $412.3 million, primarily attributable to an increase in interest income of (i) $186.7 million from Servicer Advance Investments, primarily due to a $218.0 million increase from HLSS Servicer Advance Investments driven by retrospective adjustments resulting from a change in cash flow assumptions, (ii) $148.5 million from an increase in the size of Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, (iii) $48.1 million from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, (iv) $34.3 million from Mortgage Servicing Rights Financing Receivables due to the PHH and Ocwen Transactions (Note 5 to our Condensed Consolidated Financial Statements), and (v) $27.6 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls. The increase was partially offset by (vi) a $31.6 million decrease from Excess MSR investments attributable to a step up in prepayment rates relative to the prior year, and (vii) a $1.2 million decrease in interest income related to recoveries from certain GNMA EBO servicer advances.

Interest Expense

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Interest expense increased by $28.8 million primarily attributable to increases of (i) $22.2 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to September 30, 2016, (ii) $15.3 million of interest expense on MSRs and related servicer advances financing obtained subsequent to September 30, 2016, (iii) $9.3 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iv) $6.2 million on debt collateralized by Excess MSRs issued subsequent to September 30, 2016. The increase was partially offset by (v) an $18.9 million decrease in interest on financings related to Servicer Advance Investments due to debt extinguishment and refinancing subsequent to September 30, 2016, and (vi) $5.4 million on Consumer Loans due to a decrease in the levered portfolio.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest expense increased by $60.3 million primarily attributable to increases of (i) $54.3 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to September 30, 2016, (ii) $26.8 million of interest expense on MSRs and related servicer advances financing obtained subsequent to September 30, 2016, (iii) $17.2 million on debt collateralized by Excess MSRs issued subsequent to September 30, 2016, (iv) $14.2 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (v) $3.9 million on the Consumer Loan segment including the securitization notes recorded as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016. The increase was partially offset by (vi) a $56.1 million decrease in interest on financings related to Servicer Advance Investments due to debt extinguishment and refinancing subsequent to September 30, 2016.

Other-Than-Temporary Impairment on Securities

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

The other-than-temporary impairment on securities decreased by $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily resulting from a decrease in fair values above their amortized cost basis on a decreased number of our Non-Agency RMBS as of September 30, 2017.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The other-than-temporary impairment on securities increased by $0.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily resulting from a decrease in fair values below their amortized cost basis on an increased number of our Non-Agency RMBS as of September 30, 2017.

Valuation Provision (Reversal) on Loans and Real Estate Owned

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

The $8.4 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $10.6 million increase in impairment on Residential Mortgage Loans and REO due primarily to impairment on certain non-performing loans with low performance partially offset by a reduction in impairment on REOs during the three months ended September 30, 2017, and (ii) a $3.8 million increase of reserve related to certain GNMA EBO servicer advance receivables, partially offset by (iii) a decrease of $6.0 million in consumer loan provision expense during the three months ended September 30, 2017 due to a reversal of impairment on certain purchased credit deteriorated loans and a reduction in net charge-offs on the Consumer Loan Companies during the three months ended September 30, 2017.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The $23.5 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) consumer loan provision expense of $13.5 million on loans recorded as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016 and certain newly originated consumer loans acquired subsequent to September 30, 2016, (ii) a $7.0 million increase in impairment on certain non-performing loans with low performance and certain REOs with a decrease in home prices, and (iii) a $3.0 million increase of reserve related to certain GNMA EBO servicer advance receivables during the nine months ended September 30, 2017.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(41,445)	$—	$(41,445)	$(61,271)	$—	$(61,271)
Changes in discount rates	50,257	—	50,257	122,347	—	122,347
Changes in other factors	(20,330)	—	(20,330)	16,389	—	16,389
Total	$(11,518)	$—	$(11,518)	$77,465	$—	$77,465

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Servicing revenue, net increased $58.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM, which closed subsequent to September 30, 2016 (Note 5 to our Condensed Consolidated Financial Statements). The increase was offset by negative mark-to-market adjustment of $11.5 million related to changes in valuation inputs and assumptions, which included a decrease in projected recapture rate.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Servicing revenue, net increased $269.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM, which closed subsequent to September 30, 2016 (Note 5 to our Condensed Consolidated Financial Statements). $77.5 million of the increase was related to changes in valuation inputs and assumptions, primarily driven by a decrease in discount rates and an increase in the custodial earnings rate that caused the fair value of our MSRs to increase by approximately $122.3 million and $38.0 million, respectively.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(14,267)	$(14,672)	$405	$(34,465)	$(6,544)	$(27,921)
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	(24)	(2,388)	2,364	1,815	(17,853)	19,668
Total	$(14,291)	$(17,060)	$2,769	$(32,650)	$(24,397)	$(8,253)

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(1,823)	$1,077	$(2,900)	$(1,683)	$(1,526)	$(157)
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	3,877	5,184	(1,307)	7,739	10,134	(2,395)
Total	$2,054	$6,261	$(4,207)	$6,056	$8,608	$(2,552)

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

The positive mark-to-market adjustments during the three months ended September 30, 2017 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, offset by an increase in prepayment speed projections, which totaled $3.9 million during the three months ended September 30, 2017, compared to $5.2 million during the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The positive mark-to-market adjustments during the nine months ended September 30, 2017 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, which totaled $7.7 million during the nine months ended September 30, 2017, compared to $10.1 million during the nine months ended September 30, 2016.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivable

The component of changes in the fair value of investments in mortgage servicing rights financing receivable related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(9,097)	$—	$(9,097)	$(12,625)	$—	$(12,625)
Changes in discount rates	56,694	—	56,694	65,997	—	65,997
Changes in other factors	41,518	—	41,518	42,466	—	42,466
Total	$89,115	$—	$89,115	$95,838	$—	$95,838

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

The change in fair value of investments in mortgage servicing rights financing receivable of $70.2 million during the three months ended September 30, 2017 is due to the acquisition of mortgage servicing rights financing receivable as a result of the PHH Transaction and Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which are measured at fair value on a recurring basis. $89.1 million of the increase was related to changes in valuation inputs and assumptions, which was offset by $18.9 million of amortization of servicing rights. In addition to changes in discount rates, $45.7 million of the increase in fair value was driven by a change in expected cash flows associated with REO commissions, partially offset by a lower projected recapture rate related to the PHH portfolio.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The change in fair value of investments in mortgage servicing rights financing receivable of $75.8 million during the nine months ended September 30, 2017 is due to the acquisition of mortgage servicing rights financing receivable as a result of the PHH Transaction and Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which are measured at fair value on a recurring basis. $95.8 million of the increase was related to changes in valuation inputs and assumptions, which was offset by $20.0 million of amortization of servicing rights. In addition to changes in discount rates, $45.7 million of the increase in fair value was driven by a change in expected cash flows associated with REO commissions, partially offset by a lower projected recapture rate related to the PHH portfolio.

Change in Fair Value of Investments in Servicer Advance Investments

Changes in the fair value of investments in Servicer Advance Investments related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	2017	2016	Amount
Changes in interest rates and prepayment rates	$(13,770)	$8,060	$(21,830)	$(17,273)	$(74,744)	$57,471
Changes in discount rates	(3,099)	—	(3,099)	(157,903)	59,708	(217,611)
Changes in other factors	27,810	13,546	14,264	245,645	19,364	226,281
Total	$10,941	$21,606	$(10,665)	$70,469	$4,328	$66,141

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

The positive mark-to-market adjustments during the three months ended September 30, 2017 were mainly driven by changes in valuation inputs and assumptions related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) that caused fair value to increase by $41.5 million, partially offset by an increase in prepayment speed projections.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The positive mark-to-market adjustments during the nine months ended September 30, 2017 were mainly driven by a change in valuation assumptions related to the HLSS portfolio. Primarily, we reduced our assumption related to the cost of subservicing in periods subsequent to the expiration of the related contract to reflect the current characteristics of, and market for, this investment.

This change in assumption resulted in a positive mark-to-market adjustment of $193.8 million. Changes in valuation inputs and assumptions related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) further increased the fair value by $41.5 million. The increase was partially offset by a negative mark-to-market adjustment of $157.9 million driven by a discount rate change related to the HLSS portfolio.

Gain on Consumer Loans Investment

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Gain on consumer loans investment was a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

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

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Gain on remeasurement of consumer loans investment represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements).

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Gain on remeasurement of consumer loans investment of $71.3 million during the nine months ended September 30, 2016 represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements).

Gain (Loss) on Settlement of Investments, Net

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Gain (loss) on settlement of investments increased by $12.7 million, primarily related to (i) increased gain on sale of real estate securities of $8.0 million, and (ii) $11.3 million realized gain related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), partially offset by (iii) increased loss on extinguishment of debt and write-off financing fees of $2.4 million, and (iv) $4.1 million change in gain on sale of REO to loss on sale of REO, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Gain (loss) on settlement of investments increased by $38.9 million, primarily related to (i) increased gain on sale of residential mortgage loans of $28.8 million, (ii) increased gain on sale of real estate securities of $14.5 million, (iii) $5.4 million decrease in loss on settlement of derivatives, and (iv) $11.3 million realized gain related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements). This increase was partially offset by (v) increased loss on extinguishment of debt and write-off financing fees of $2.4 million, (vi) $12.4 million change in gain on sale of REO to loss on sale of REO, and (vii) $6.4 million increase in loss on liquidated residential mortgage loans, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Earnings from investments in Consumer Loans, Equity Method Investees of $6.8 million during the three months ended September 30, 2017 represents earnings generated by our 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements).

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Earnings from investments in Consumer Loans, Equity Method Investees of $12.6 million during the nine months ended September 30, 2017 represents earnings generated by our 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements).

Other Income (Loss), Net

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Other income (loss), net decreased by $17.2 million, primarily attributable to (i) a $17.5 million decrease in unrealized gain on derivative instruments, (ii) a $2.7 million decrease in gain on transfers of EBO and reverse mortgage loans to HUD claim receivables, and (iii) a $2.8 million increase in REO expense. This decrease was partially offset by (iv) a $7.0 million gain on Ocwen common stock, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Other income (loss), net increased by $0.8 million, primarily attributable to (i) a $15.0 million decrease in unrealized loss on derivative instruments, (ii) an increased gain on transfer of loans to REO of $2.1 million, and (iii) a $7.0 million gain on Ocwen common stock. This increase was partially offset by (iv) a $10.4 million decrease in Ocwen downgrade reimbursement income, and (v) a $8.5 million increase in REO expense and servicer advance expenses, (vi) a $2.7 million decrease in gain on transfers of EBO and reverse mortgage loans to HUD claim receivables, and (vii) a $1.2 million increase in reserve on collapse holdback during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

General and Administrative Expenses

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

General and administrative expenses increased by $11.1 million primarily attributable to (i) an increase of $4.2 million in deal related expense primarily associated with the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), (ii) a $2.6 million increase in other general and administrative expenses related to newly acquired Residential Mortgage Loans, (iii) a $1.6 million increase in custodian expense, (iv) a $0.9 million increase in professional fees related to legal, and (v) a $0.7 million increase in professional fees related to servicing compliance, during the three months ended September 30, 2017.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

General and administrative expenses increased by $19.7 million primarily attributable to (i) a $5.7 million increase in other general and administrative expenses related to newly acquired Residential Mortgage Loans, (ii) a $4.8 million increase in securitization fees, (iii) a $2.4 million increase in custodian expense, (iv) a $1.9 million increase in professional fees related to servicing compliance, (v) a $1.7 million increase in professional fees related to legal, and (vi) a $1.5 million increase in deal related expense, during the nine months ended September 30, 2017.

Management Fee to Affiliate

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Management fee to affiliate increased by $3.7 million as a result of increases to our gross equity subsequent to September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Management fee to affiliate increased by $10.9 million as a result of increases to our gross equity subsequent to September 30, 2016.

Incentive Compensation to Affiliate

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Incentive compensation to affiliate increased by $12.4 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Incentive compensation to affiliate increased by $58.9 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Loan Servicing Expense

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Loan servicing expense decreased by $0.5 million due to (i) a $1.8 million decrease in loan servicing expense on Consumer Loans, held for investment due the declining amount of UPB serviced, which was partially offset by (ii) a $1.3 million increase in servicing expense on the Residential Mortgage Loans due to an increase in the size of the portfolio serviced subsequent to September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Loan servicing expense increased by $10.0 million due to (i) a $8.9 million increase of loan servicing expense on Consumer Loans, held for investment as a result of the SpringCastle Transaction (Note 9 to our Condensed Consolidated Financial Statements) on March 31, 2016, and (ii) a $1.4 million increase in servicing expense on the Residential Mortgage Loans, partially offset by (iii) a $0.2 million decrease in servicing expense on Real Estate Securities.

Subservicing Expense

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Subservicing expense increased $49.8 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of transactions that closed subsequent to September 30, 2016 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Subservicing expense increased $123.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of transactions that closed subsequent to September 30, 2016 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Income tax expense (benefit) increased by $11.7 million primarily due to (i) the increase in the net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on Servicer Advance Investments and (ii) taxable income at NRM as a licensed mortgage servicer subsequent to September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Income tax expense (benefit) increased by $102.9 million primarily due to the increase in the net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on Servicer Advance Investments and other book to tax differences.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

Noncontrolling interests in income of consolidated subsidiaries decreased by $18.6 million primarily due to (i) a $17.6 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in ownership from 54.2% to 27.2%, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the three months ended September 30, 2017, and (ii) a $1.0 million decrease in other’s interest in the net income of the Consumer Loan Companies as a result of a decrease in UPB and interest income generated, during the three months ended September 30, 2017.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Noncontrolling interests in income of consolidated subsidiaries decreased by $16.3 million primarily due to (i) a $23.0 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in ownership from 54.2% to 27.2%, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the nine months ended September 30, 2017, which was partially offset by (ii) an increase of $6.7 million from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction on March 31, 2016 (Note 9 to our Condensed Consolidated Financial Statements), which are 46.5% owned by third parties.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our licensed servicer subsidiary, NRM, is subject to regulatory requirements regarding NRM’s liquidity. As of September 30, 2017, approximately $132.4 million of our cash and cash equivalents was held at NRM, of which $51.8 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2017, we had outstanding repurchase agreements with an aggregate face amount of approximately $7.9 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 5% for Agency RMBS, 10% - 60% for Non-Agency RMBS, and 3% - 50% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $1.7 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	September 30, 2017
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$1,846,934	$1,846,934	Oct-17 to Nov-17	1.35%	0.1	$1,845,992	$1,905,003	$1,907,360	0.3
Non-Agency RMBS (E)	4,316,544	4,316,544	Oct-17 to Jan-18	2.76%	0.1	11,050,796	5,024,799	5,404,713	7.7
Residential Mortgage Loans(F)	1,584,033	1,581,980	Oct-17 to Feb-19	3.75%	0.3	2,136,065	1,907,212	1,890,819	4.3
Real Estate Owned(G)(H)	102,703	102,570	Oct-17 to Feb-19	3.57%	0.5	N/A	N/A	145,939	N/A
Total Repurchase Agreements	7,850,214	7,848,028		2.64%	0.1
Notes and Bonds Payable
Secured Corporate Notes(I)	583,686	583,415	Jun-19 to Jul-22	4.98%	2.9	263,232,259	1,085,585	1,212,791	5.9
MSRs(J)	1,097,085	1,096,380	Feb-18 to Apr-22	5.28%	2.3	223,999,150	1,949,608	2,145,609	6.2
Servicer Advances(K)	4,081,010	4,073,283	Nov-17 to Dec-21	3.29%	2.2	4,297,775	4,591,210	4,680,637	4.5
Residential Mortgage Loans(L)	143,207	143,207	Oct-17 to Apr-20	3.61%	2.5	234,686	184,639	184,639	7.9
Consumer Loans(M)	1,340,943	1,337,708	Dec-21 to Mar-24	3.35%	3.2	1,472,792	1,473,353	1,467,752	3.5
Receivable from government agency(L)	2,974	2,974	Oct-17	3.78%	1.1	N/A	N/A	2,792	N/A
Total Notes and Bonds Payable	7,248,905	7,236,967		3.75%	2.5
Total/ Weighted Average	$15,099,119	$15,084,995		3.17%	1.3

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity of October 2017 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $18.4 million of associated accrued interest payable as of September 30, 2017.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.8 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $160.3 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $213.7 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, and includes $370.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our Excess MSRs that secure these notes.

(J)
Includes $290.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, $232.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, $74.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.50%, and $500.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.00%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our MSRs and mortgage servicing rights financing receivable that secure these notes.

(K)
$3.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.9% to 2.4%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $10.8 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88% and (ii) $135.4 million of asset-backed notes held by third parties which bear interest equal to 3.60%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $1.0 billion UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $86.3 million face amount note collateralized by newly originated consumer loans which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $7.9 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2017
	Outstanding Balance at September 30, 2017	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,846,934	$2,133,048	$2,727,309	1.09%
Non-Agency RMBS	4,316,544	3,625,930	4,352,060	2.62%
Residential Mortgage Loans	1,583,458	993,362	1,727,637	3.63%
Real Estate Owned	102,638	83,698	163,264	3.58%
Notes and Bonds Payable
Secured Corporate Notes	—	218,694	220,000	5.51%
MSRs	596,898	432,560	596,898	5.15%
Servicer Advances	249,598	284,252	646,067	3.01%
Residential Mortgage Loans	7,831	7,836	8,819	3.77%
Real Estate Owned	2,974	2,672	3,136	3.78%
Total/Weighted Average	$8,706,875	$7,782,052		2.68%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended December 31, 2016	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017
Repurchase Agreements
Agency RMBS	$1,530,739	$1,905,559	2,531,373	1,961,597
Non-Agency RMBS	2,653,867	2,891,179	3,713,734	4,319,758
Residential Mortgage Loans	578,532	785,283	1,020,082	1,170,488
Real Estate Owned	60,494	92,169	83,235	75,870
Consumer Loans	30,565	—	—	—

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of September 30, 2017, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2017	$185,907	$7,624,943	$7,810,850
2018	829,678	832,334	1,662,012
2019	1,551,725	370,639	1,922,364
2020	511,622	—	511,622
2021	1,223,797	—	1,223,797
2022 and thereafter	1,254,602	713,872	1,968,474
	$5,557,331	$9,541,788	$15,099,119

(A)	Includes repurchase agreements and notes and bonds payable of $0.0 million and $5,557.0 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $7,850.0 million and $1,692.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.2% and 20.1%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 16.2% and 29.6%, respectively, during the nine months ended September 30, 2017.

Borrowing Capacity

The following table represents our borrowing capacity as of September 30, 2017 (in thousands):

Debt Obligations/ Collateral	Collateral Type	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential Mortgage Loans	Residential mortgage loans and REO	$2,890,000	$1,686,736	$1,203,264
Notes and Bonds Payable
Secured Corporate Loans	Excess MSRs	750,000	370,000	380,000
MSRs	MSRs	700,000	596,898	103,102
Servicer Advances(A)	Servicer advances	2,339,192	1,474,512	864,680
Consumer Loans	Consumer loans	150,000	86,343	63,657
		$6,829,192	$4,214,489	$2,614,703

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds, collateralized by servicer advances with a current face amount of $93.5 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2017.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2017.

As of September 30, 2017, our outstanding options had a weighted average exercise price of $14.74. Our outstanding options as of September 30, 2017 are summarized as follows:

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

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2017, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2016	$126,363
Net unrealized gain (loss) on securities	277,805
Reclassification of net realized (gain) loss on securities into earnings	(20,856)
Accumulated other comprehensive income (loss), September 30, 2017	$383,312

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2017, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of credit spreads. We recorded OTTI charges of $8.7 million with respect to real estate securities and realized gains of $29.6 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
December 31, 2016	January 2017	$0.46
March 31, 2017	April 2017	$0.48
June 30, 2017	July 2017	$0.50
September 30, 2017	October 2017	$0.50

Cash Flow

Operating Activities

Net cash flows provided by operating activities decreased approximately $1.1 billion for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Operating cash flows for the nine months ended September 30, 2017 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $3.1 billion, servicing fees received of $297.8 million, collections on receivables and other assets of $36.4 million, net interest income received of $426.5 million, and distributions of earnings from equity method investees of $15.3 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $4.1 billion, incentive compensation and management fees paid to the Manager of $82.6 million, net funding on servicer advances receivable of $12.9 million, taxes paid of $5.0 million, subservicing fees paid of $75.9 million and other outflows of approximately $106.9 million that primarily consisted of general and administrative costs and loan servicing fees.

Investing Activities

Cash flows used in investing activities were $1.6 billion for the nine months ended September 30, 2017. Investing activities consisted primarily of the acquisition of MSRs, Excess MSRs, real estate securities, and loans, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by financing activities were approximately $2.2 billion during the nine months ended September 30, 2017. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $400.8 million. As of September 30, 2017, there was $4,701.9 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

As described in Note 9 to our condensed consolidated financial statements, we have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $149.2 million as of August 31, 2017. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of September 30, 2017. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2017 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2016, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2017:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts, including borrowings to fund MSRs.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2017, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $141.0 million of unfunded and available revolving credit privileges as of September 30, 2017. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. As described in Note 5 to our Condensed Consolidated Financial Statements, we have entered into the Ocwen Transaction.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$226,121	$98,908	$669,231	$279,296
Impairment	28,209	20,040	74,117	49,683
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	14,291	17,060	32,650	24,397
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(2,054)	(6,261)	(6,056)	(8,608)
Change in fair value of investments in mortgage servicing rights financing receivable	(89,115)	—	(95,838)	—
Change in fair value of servicer advance investments	(10,941)	(21,606)	(70,469)	(4,328)
Gain on consumer loans investment	—	—	—	(9,943)
Gain on remeasurement of consumer loans investment	—	—	—	(71,250)
(Gain) loss on settlement of investments, net	(1,553)	11,165	(1,250)	37,682
Unrealized (gain) loss on derivative instruments	(3,560)	(21,048)	124	15,112
Unrealized (gain) loss on other ABS	(189)	(724)	(340)	226
(Gain) loss on transfer of loans to REO	(5,179)	(4,373)	(16,791)	(14,660)
(Gain) loss on transfer of loans to other assets	(66)	(2,743)	(359)	(3,021)
Gain on Excess MSR recapture agreements	(606)	(768)	(1,948)	(2,188)
(Gain) loss on Ocwen common stock	(6,987)	—	(6,987)	—
Other (income) loss	6,700	2,597	18,605	8,054
Total Other Income Adjustments	(99,259)	(26,701)	(148,659)	(28,527)

Other Income and Impairment attributable to non-controlling interests	(6,329)	(4,783)	(24,430)	(9,970)
Change in fair value of investments in mortgage servicing rights	11,518	—	(77,465)	—
Non-capitalized transaction-related expenses	6,467	2,608	14,397	8,021
Incentive compensation to affiliate	19,491	7,075	72,123	13,200
Deferred taxes	28,410	17,132	114,016	12,998
Interest income on residential mortgage loans, held-for-sale	4,603	6,177	12,069	12,650
Limit on RMBS discount accretion related to called deals	(13,543)	—	(20,059)	(6,243)
Adjust consumer loans to level yield	(9,874)	(2,621)	(23,460)	12,541
Core earnings of equity method investees:
Excess mortgage servicing rights	3,476	6,092	10,010	12,231
Core Earnings	$199,290	$123,927	$671,890	$355,880

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

We are exposed to fluctuations in forward LIBOR rates across our portfolio. For our Servicer Advance Investments (including the basic fee component of the related MSRs), forward LIBOR rates have a direct impact on current period income recognition. Performance-based incentive fees paid to both Nationstar and Ocwen as part of our MSR purchase agreements are impacted by changes in LIBOR. Ocwen’s performance-based incentive fee is reduced by a LIBOR-based factor if the advance ratio exceeds a predetermined level for that month. Shifts upward in projected LIBOR will increase any projected reduction in Ocwen’s incentive fee, thus increasing our share of the servicing fee. Conversely, shifts downward in projected LIBOR will decrease the projected reduction in Ocwen’s incentive fee, thus decreasing our share of the servicing fee. Nationstar’s performance-based incentive fee is based on our target equity return. Changes in LIBOR may impact Nationstar’s ability to reach our target return. Shifts downward in projected LIBOR will decrease our projected cost of borrowings thus decreasing the share of the servicing fee we need to receive in order to obtain our target return. Conversely, shifts upward in projected LIBOR will increase our projected cost of borrowings thus increasing the share of the servicing fee we need to receive in order to obtain our target return.

We have elected to record our Servicer Advance Investments, including the right to the basic fee component of the related MSRs, at fair value. Therefore, any changes to our projected payments to/from our related servicers can impact the estimated future cash flows used to value the investments and the unrealized gains/losses on the investment. Changes to estimated future cash flows will also impact interest income recognized in the current period. We may project net cash flow increases in connection with decreases in projected LIBOR, as a result of estimated savings on our future cost of borrowings outweighing estimated reductions of future retained servicing fees. However, only the asset impact would be reflected in our current period income statement.

As of September 30, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $12.3 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would decrease our cash flows by approximately $9.5 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of September 30, 2017 and assuming a LIBOR floor of 0.0%).

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

As of September 30, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $258.1 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $352.4 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

A further discussion on the sensitivity of our book value to changes in yields required by the marketplace on interest bearing investments is included below under “—Credit Spread Risk.”

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs, mortgage servicing rights financing receivable, Excess MSRs, the basic fee component of MSRs (which we own as part of our Servicer Advance Investments), Non-Agency RMBS and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs, mortgage servicing rights financing receivable, Excess MSRs or the basic fee component of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs, mortgage servicing rights financing receivable, Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

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

As of September 30, 2017, a 25 basis point increase in credit spreads would decrease our net book value by approximately $168.0 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $172.4 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in MSRs, mortgage servicing rights financing receivable, Excess MSRs, Servicer Advance Investments, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase, as would our financing cost thereof.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of September 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2017	$333,849
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$363,861	$348,201	$320,675	$308,542
Change in estimated fair value:
Amount	$30,012	$14,352	$(13,174)	$(25,307)
%	9.0%	4.3%	(3.9)%	(7.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$357,063	$345,210	$322,979	$312,578
Change in estimated fair value:
Amount	$23,214	$11,361	$(10,870)	$(21,271)
%	7.0%	3.4%	(3.3)%	(6.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$337,281	$335,567	$332,136	$330,423
Change in estimated fair value:
Amount	$3,432	$1,718	$(1,713)	$(3,426)
%	1.0%	0.5%	(0.5)%	(1.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$324,225	$329,006	$338,768	$343,758
Change in estimated fair value:
Amount	$(9,624)	$(4,843)	$4,919	$9,909
%	(2.9)%	(1.5)%	1.5%	3.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of September 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2017	$844,459
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$913,773	$877,474	$813,416	$785,048
Change in estimated fair value:
Amount	$69,314	$33,015	$(31,043)	$(59,411)
%	8.2%	3.9%	(3.7)%	(7.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$918,828	$880,110	$810,525	$779,188
Change in estimated fair value:
Amount	$74,369	$35,651	$(33,934)	$(65,271)
%	8.8%	4.2%	(4.0)%	(7.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$844,459	$844,459	$844,459	$844,459
Change in estimated fair value:
Amount	$—	$—	$—	$—
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$839,943	$842,003	$846,212	$848,365
Change in estimated fair value:
Amount	$(4,516)	$(2,456)	$1,753	$3,906
%	(0.5)%	(0.3)%	0.2%	0.5%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of September 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2017	$175,633
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$190,417	$182,703	$169,135	$163,151
Change in estimated fair value:
Amount	$14,784	$7,070	$(6,498)	$(12,482)
%	8.4%	4.0%	(3.7)%	(7.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$186,883	$181,144	$170,344	$165,277
Change in estimated fair value:
Amount	$11,250	$5,511	$(5,289)	$(10,356)
%	6.4%	3.1%	(3.0)%	(5.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$178,252	$176,942	$174,322	$173,012
Change in estimated fair value:
Amount	$2,619	$1,309	$(1,311)	$(2,621)
%	1.5%	0.7%	(0.7)%	(1.5)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$170,316	$172,957	$178,345	$181,098
Change in estimated fair value:
Amount	$(5,317)	$(2,676)	$2,712	$5,465
%	(3.0)%	(1.5)%	1.5%	3.1%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivable, owned as of September 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2017	$2,176,418
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,359,336	$2,264,143	$2,095,371	$2,020,301
Change in estimated fair value:
Amount	$182,918	$87,725	$(81,047)	$(156,117)
%	8.4%	4.0%	(3.7)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,342,182	$2,257,295	$2,099,363	$2,025,931
Change in estimated fair value:
Amount	$165,764	$80,877	$(77,055)	$(150,487)
%	7.6%	3.7%	(3.5)%	(6.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,195,027	$2,185,725	$2,167,117	$2,157,813
Change in estimated fair value:
Amount	$18,609	$9,307	$(9,301)	$(18,605)
%	0.9%	0.4%	(0.4)%	(0.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,127,534	$2,151,990	$2,200,874	$2,225,319
Change in estimated fair value:
Amount	$(48,884)	$(24,428)	$24,456	$48,901
%	(2.2)%	(1.1)%	1.1%	2.2%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivable, owned as of September 30, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2017	$133,727
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$148,132	$140,607	$127,415	$121,607
Change in estimated fair value:
Amount	$14,405	$6,880	$(6,312)	$(12,120)
%	10.8%	5.1%	(4.7)%	(9.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$136,768	$135,216	$132,292	$130,904
Change in estimated fair value:
Amount	$3,041	$1,489	$(1,435)	$(2,823)
%	2.3%	1.1%	(1.1)%	(2.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$134,099	$133,913	$133,540	$133,352
Change in estimated fair value:
Amount	$372	$186	$(187)	$(375)
%	0.3%	0.1%	(0.1)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$133,727	$133,727	$133,727	$133,727
Change in estimated fair value:
Amount	$—	$—	$—	$—
%	—%	—%	—%	—%

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

On June 15, 2017, the court entered an order preliminarily approving a settlement of the Securities Action for $6.0 million, certifying a settlement class, approving the form and content of notice of the settlement to class members, and setting a hearing for November 17, 2017 to determine whether the settlement should receive final approval.

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

When we make investments, we base the price we pay and the rate of amortization of those investments on, among other things, our projection of the cash flows from the related pool of loans. We generally record such investments on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:

•	rates of prepayment and repayment of the underlying loans;

•	potential fluctuations in prevailing interest rates;

•	rates of delinquencies and defaults;

•	costs of engaging a subservicer to service MSRs;

•	in the case of MSRs and Excess MSRs, recapture rates; and

•	in the case of Servicer Advance Investments and Servicer Advances Receivable, the amount and timing of servicer advances and recoveries.

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

Moreover, delinquency rates have a significant impact on the value of our investments. When delinquent residential mortgage loans are resolved through foreclosure (or repurchased by the GSEs), the UPB of such mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool when the related properties are foreclosed on and liquidated and the related cash flows payable to us, as the holder of the MSR, Excess MSR or basic fee, as applicable, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our MSRs from GSEs or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. In addition, delinquencies on the loans underlying our servicer advances give rise to accrued but unpaid servicing fees, or “deferred servicing fees,” which we have agreed to purchase or have otherwise acquired in connection with our purchase of Servicer Advance Investments, and deferred servicing fees generally cannot be financed on terms as favorable as the terms available to other types of servicer advances. Additionally, in the case of residential mortgage loans, consumer loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, residential mortgage loans and/or consumer loans if and to the extent that losses are suffered on residential mortgage loans, consumer loans or, in the case of RMBS, the residential mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

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

If the applicable servicer does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 12 to our Condensed Consolidated Financial Statements. In our Servicer Advance Investments, we are not entitled to the cash flows from recaptured loans.

Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs.

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

The value of our investments in MSRs, Excess MSRs, Servicer Advance Investments, Non-Agency RMBS and residential mortgage loans is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae (collectively with the GSEs, the “Agencies”) or Pooling and Servicing Agreements in the case of Non-Agency securities (collectively, the “Servicing Guidelines”). The duties of the subservicers we engage to service the loans on our behalf when we own the MSR are defined through subservicing agreements with our subservicers. The duties of a subservicer under a subservicing agreement may not be identical to the obligations of the servicer under Servicing Guidelines. Our investment in MSRs or Excess MSRs is subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or the required bondholders of a residential mortgage backed securitization). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer (regardless of whether such servicer is a subsidiary of New Residential or one of its subservicers), the related MSRs, Excess MSRs and basic fees, as applicable, would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the servicer’s right to service the related mortgage loans will be extinguished and our investment in related MSRs, Excess MSRs and basic fees, as applicable, will likely lose all of its value. Any recovery in such circumstances will be highly conditioned and may require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In addition, in the case of Agency MSRs, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is expected that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. Nationstar, Ocwen, Ditech and PHH are the servicers of most of the loans underlying our investments in MSRs, Excess MSRs, and Servicer Advance Investments, including the related basic fee, and Nationstar and Ocwen are the servicer or master servicer of the vast majority of the loans underlying our Non-Agency RMBS to date. See “—We have significant counterparty concentration risk in Nationstar, Ocwen, Ditech and

OneMain, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if Nationstar, Ocwen, Ditech, PHH or any other servicer of the loans underlying our investments is unable to adequately carry out its duties as a result of:

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

Loss mitigation techniques are intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If any of our servicers or subservicers fails to adequately perform its loss mitigation obligations, we could be required to purchase servicer advances in excess of those that we might otherwise have had to purchase, and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that one of our servicers from which we are obligated to purchase servicer advances is required by the applicable Servicing Guidelines to make advances in excess of amounts that we or, in the case of Nationstar, the co-investors, are willing or able to fund, such servicer may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with such servicer. As a result, we could experience a partial or total loss of the value of our Servicer Advance Investments.

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

Favorable servicer ratings from third-party rating agencies, such as S&P Global Ratings (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a mortgage servicer’s servicer ratings could have an adverse effect on the value of our MSRs, Excess MSRs, and Servicer Advance Investments, including the related basic fee, and result in an event of default under our financings. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their and our ability to finance our assets and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of financing that a mortgage servicer or we may seek in the future. A mortgage servicer’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for servicer advances and have an adverse effect on the value of our investments since we will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance. As a result of recent regulatory actions, certain rating agencies have announced that they have placed Ocwen’s servicer ratings on review for possible downgrade.

In addition, a bankruptcy by any mortgage servicer that services the residential mortgage loans underlying our MSRs, Excess MSRs, and Servicer Advance Investments, including the related basic fee, could materially and adversely affect us. Walter announced that on October 20, 2017, it had entered into (i) an Amended and Restated Restructuring Support Agreement (as amended, the “Term Loan RSA”) with certain of its lenders under its credit agreement that are subject to the existing Restructuring Support Agreement, dated as of July 31, 2017 (as amended), and (ii) a Restructuring Support Agreement (the “Senior Noteholder RSA,” and together with the Term Loan RSA, the “RSAs”) with certain of its senior unsecured noteholders. Based on Walter’s public filings, each RSA provides for a proposed financial restructuring of Walter to be implemented through a prepackaged plan of reorganization under Title 11 of the United States Code. Walter reported that as of October 25, 2017, lenders holding approximately 89% of the term loans are parties to the Term Loan RSA and approximately 71% of the senior notes are parties to the Senior Noteholder RSA. Although Walter reported that its operating entities, including DiTech, are expected to remain out of Chapter 11 and continue their operations in ordinary course through the consummation of the RSAs, there can be no assurances as to what the outcome of Walter’s restructuring will be or that the outcome will not have a material adverse effect on us. See “—A bankruptcy of any of our mortgage servicers could materially and adversely affect us.”

For additional information about the ways in which we may be affected by mortgage servicers, see “—The value of our MSRs, Excess MSRs, Servicer Advance Investments and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.”

A number of lawsuits, including class-actions, have been filed against mortgage servicers alleging improper servicing in connection with residential non-agency mortgage securitizations. Investors in, and counterparties to, such securitizations may commence legal action against us and responding to such claims, and any related losses, could negatively impact our business.

A number of lawsuits, including class actions, have been filed against mortgage servicers alleging improper servicing in connection with residential non-agency mortgage securitizations. Investors in, and counterparties to, such securitizations may commence legal action against us and responding to such claims, and any related losses, could negatively impact our business. The number of counterparties on behalf of which we service loans significantly increases as the size of our non-agency MSR portfolio increases and we may become subject to claims and legal proceedings, including purported class-actions, in the ordinary course of our business, challenging whether our loan servicing practices and other aspects of our business comply with applicable laws, agreements and regulatory requirements. We are unable to predict whether any such claims will be made, the ultimate outcome of any such claims, the possible loss, if any, associated with the resolution of such claims or the potential impact any such claims may have on us or our business and operations.  Regardless of the merit of any such claims or lawsuits, defending any claims or lawsuits may be time consuming and costly and we may be required to expend significant internal resources and incur material expenses, and management time may be diverted from other aspects of our business, in connection therewith. Further, if our efforts to defend any such claims or lawsuits are not successful, our business could be materially and adversely affected. As a result of investor and other counterparty claims, we could also suffer reputational damage and trustees, lenders and other counterparties could cease wanting to do business with us.

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

On July 28, 2017, Ocwen entered into an agreement in principle to resolve two putative class actions, Snyder v. Ocwen Loan Servicing, LLC, Case No 1:14-cv-08461-MFK and Beecroft v. Ocwen Loan Servicing, LLC, Case No 1:16-cf-08677-MFK, which have been consolidated in the United States District Court for the Northern District of Illinois. The cases relate to Ocwen’s compliance with the Telephone Consumer Protection Act. Pending final approval by the court, Ocwen disclosed that the settlement would include the establishment of a settlement fund to be distributed to impacted borrowers that submit claims for settlement benefits pursuant to a claims administrative process.

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

Ocwen has disclosed that in April 2017, two state attorneys general took actions against Ocwen relating to its servicing practices. The Florida Attorney General filed a lawsuit in the U.S. District Court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (“OMS”) and Ocwen Loan Servicing, LLC (“OLS”), alleging violations of federal and state consumer financial laws relating to Ocwen’s servicing business. These claims are similar to the claims made by the CFPB. The Florida Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. In addition, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts, alleging violations of state consumer financial laws relating to its servicing business, including with respect to its activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. Ocwen has announced its belief that it has valid defenses to the claims made in both lawsuits and is vigorously defending itself in both of them.

Ocwen also announced that on April 20, 2017 and subsequently, 31 state (including the District of Columbia) mortgage and banking regulatory agencies issued orders against OLS and certain other Ocwen companies. All of these orders apply to OLS, but additional Ocwen entities are named in some state orders, including OMS, Homeward Residential, Inc. and Liberty Home Equity Solutions, Inc. While such orders tend to vary by state, they generally prohibit a range of actions, including (1) acquiring new MSRs, (2) originating or acquiring new mortgage loans, where we would be the servicer, (3) originating or acquiring new mortgage loans and (4) conducting foreclosure activities, among others. Ocwen announced its intention to vigorously defend itself while continuing to work with these regulatory agencies to resolve their concerns. In addition, Ocwen has announced that in July 2017, it received notice that Ginnie Mae had declared an event of default under Ocwen’s Guaranty Agreements with Ginnie Mae due to the state regulators’ orders (as described above), which created a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide. Ocwen has disclosed its intention to resolve Ginnie Mae’s concerns, including with respect to Ocwen’s efforts to settle the state regulatory matters; as of October 3, 2017, Ocwen has announced that it has reached a resolution with 21 states.

In April 2017, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements with a mortgage insurer and the amounts paid for such insurance. The subpoena consisted of a request for information but did not contain allegations against Ocwen.

In addition, Ocwen is one of three defendants in an administrative complaint pending with HUD brought by a non-profit organization alleging discrimination in the manner in which it maintains REO properties in minority communities. Ocwen has announced its belief that the allegations are without merit and that it will vigorously defend.

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

On February 17, 2017, Ocwen announced that it had entered into a comprehensive settlement with the California Department of Business Oversight (the “CA DBO”), terminating the previously disclosed consent order, dated January 23, 2015. According to Ocwen’s disclosure, the key elements of the settlement to terminate the consent order are as follows:

•	Payment of $25.0 million (which Ocwen had previously reserved as of September 30, 2016); and

•	An additional $198.0 million in debt forgiveness through loan modifications to existing California borrowers over a three-year period.

On January 26, 2016, Ocwen announced that it had reached a settlement with the SEC, resolving the previously disclosed SEC matters, including Ocwen's business dealings with Altisource Portfolio Solutions, S.A., HLSS, Altisource Asset Management Corporation and Altisource Residential Corporation and the interests of its directors and executive officers in those companies, as well as amendments to Ocwen's 2013 Annual Report on Form 10-K and 2014 First Quarter Quarterly Report on Form 10-Q. According to Ocwen’s disclosure, the key elements of the settlement are as follows:

•	Payment of $2.5 million (of which Ocwen had previously accrued $2.0 million as of September 30, 2015 with respect to the proposed resolution); and

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

•
On March 14, 2017, Walter publicly disclosed that it had identified material weaknesses in internal controls over operational processes related to Ditech default servicing activities and that, as a result, it had made several adjustments to reserves during the fourth quarter of 2016. In March and April of 2017, class action lawsuits were filed against Walter on behalf of its stockholders, alleging that Walter and its management had made false and/or misleading statements and omissions relating to its business and financial condition as a result of deficient internal controls. One such complaint, Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-202025-AB, was transferred to the U.S. District Court for the Eastern District of Pennsylvania on May 2, 2017. The court has appointed a lead plaintiff in the action, and an amended complaint was due no later than August 18, 2017. Plaintiffs in the other two lawsuits, Emil Bonomi, et al. vs. Walter Investment Management Corporation, et al., Case No 8:17-cv-00645 and Joseph Petrovets, et al. vs. Walter Investment Management Corp., et al., Case No 8:17-cv-00695, agreed to dismiss their actions without prejudice and coordinate the pursuit of their claims with the claims in the Elkin action in the U.S. Court for the Eastern District of Pennsylvania. The Bonomi action was dismissed on May 4, 2017, and the Petrovets action was dismissed on May 9, 2017.

•
On August 9, 2017, Walter amended their Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Quarterly Reports on Form 10-Q for the fiscal periods ended June 30, 2016, September 30, 2016 and March 31, 2017, due to an error in their calculation of the valuation allowance on their deferred tax asset balances in the previously issued consolidated financial statements and other financial information contained in such reports. In light of their need to restate the aforementioned financial statements, Walter publicly disclosed that it has obtained the necessary waivers to certain provisions of a number of its and its subsidiaries’ credit and financing arrangements.

•
On June 22, 2017, a stockholder derivative complaint was filed against the current members of Walter’s Board of Directors in the U.S. District Court for the Eastern District of Pennsylvania. The complaint, Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No 2:17-cv-02820-AB, seeks monetary damages and equitable relief and asserts a claim for breach of fiduciary duty arising out of Walter’s alleged failure to disclose that: (i) it was involved in fraudulent practices that violated the False Claims Act; (ii) Ditech Financial had a material weakness in its internal controls over financial reporting; (iii) it had a material weakness relating to the ineffective review of the tax calculations associated with the valuation allowance on deferred tax asset balances; and (iv) it lacked adequate internal controls over financial reporting.

•
On July 13, 2017 and August 11, 2017, Walter received written notifications from the NYSE, indicating that Walter was considered to be non-compliant with the NYSE listing standards. Walter announced that it intends to take steps to remedy the listing deficiencies in a timely manner and that neither notification constitutes a violation of the terms of, or constitutes an event of default under, any of Walter’s material debt obligations.

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

Our ability to acquire MSRs may be subject to the approval of various third parties and such approvals may not be provided on a timely basis or at all, or may be subject to conditions, representations and warranties and indemnities.

Our ability to acquire MSRs may be subject to the approval of various third parties and such approvals may not be provided on a timely basis or at all, or may be conditioned upon our satisfaction of significant conditions which could require material expenditures and the provision of significant representations, warranties and indemnities. Such third parties may include the Agencies and the FHFA with respect to agency MSRs, and securitization trustees, master servicers, depositors, rating agencies and insurers, among others, with respect to non-agency MSRs. The process of obtaining any such approvals required for a servicing transfer, especially with respect to non-agency MSRs, may be time consuming and costly and we may be required to expend significant internal resources and incur material expenses in connection with such transactions.  Further, the parties from whom approval is necessary may require that we provide significant representations and warranties and broad indemnities as a condition to their consent, which such representations and warranties and indemnities, if given, may expose us to material risks in addition to those arising under the related servicing agreements. Consenting parties may also charge a material consent fee and may require that we reimburse them for the legal expenses they incur in connection with their approval of the servicing transfer, which such expenses may include costs relating to substantial contract due diligence and may be significant. No assurance can be given that we will be able to successfully obtain the consents required to acquire the MSRs that we have agreed to purchase.

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

A majority of our investments in MSRs, Excess MSRs and Servicer Advance Investments relate to loans serviced or subserviced, as applicable, by Nationstar, Ocwen, Ditech, or PHH. If any of these servicer parties is the named servicer as the related MSR and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments would be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by Nationstar or Ocwen. We closely monitor Nationstar’s, Ocwen’s, Ditech’s and PHH’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these servicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our servicers’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such servicers’ servicing agreement or a severe deterioration of any of our servicers’ servicing performance on our MSR portfolio.

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

None of our servicers or subservicers have an obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties from which to acquire MSRs, Excess MSRs and Servicer Advance Investments, which could impact our business strategy. See “—We will rely heavily on mortgage servicers to achieve our investment objective and have no direct ability to influence their performance.”

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

A material portion of our MSR portfolio is subserviced by each of Citi, PHH, Ditech or Nationstar. Upon transfer of the Ocwen Subject MSRs in connection with the Ocwen Transaction, Ocwen will subservice a material portion of our MSR portfolio. Nationstar is currently the servicer for a significant portion of our loans, and the loans underlying our Excess MSRs and Servicer Advance Investments. The selection of Nationstar as subservicer on the MSR portfolio in our agreement with CitiMortgage, Inc. for the purchase and sale of MSRs and related servicer advances (including certain other agreements, the “Citi Transaction”) extends our relationship with Nationstar, which could further exacerbate our counterparty concentration and default risks. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments, and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

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

A sale of MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable or other assets, including loans, could be re-characterized as a pledge of such assets in a bankruptcy proceeding.

We believe that a mortgage servicer’s transfer to us of MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable and any other asset transferred pursuant to a related purchase agreement, including loans, constitutes a sale of such assets, in which case such assets would not be part of such servicer’s bankruptcy estate. The servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding that MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable or any other assets transferred to us pursuant to the related purchase agreement were not sold to us but were instead pledged to us as security for such servicer’s obligation to repay amounts paid by us to the servicer pursuant to the related purchase agreement. We generally create and perfect security interests with respect to the MSRs that we acquire, though we do not do so in all instances. If such assertion were successful, all or part of the MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable or any other asset transferred to us pursuant to the related purchase agreement would constitute property of the bankruptcy estate of such servicer, and our rights against the servicer could be those of a secured creditor with a lien on such present and future assets. Under such circumstances, cash proceeds generated from our collateral would constitute “cash collateral” under the provisions of the U.S. bankruptcy laws. Under U.S. bankruptcy laws, the servicer could not use our cash collateral without either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under the U.S. bankruptcy laws. In addition, under such circumstances, an issue could arise as to whether certain of these assets generated after the commencement of the bankruptcy proceeding would constitute after-acquired property excluded from our entitlement pursuant to the U.S. bankruptcy laws.

If such a recharacterization occurs, the validity or priority of our security interest in the MSRs, Excess MSRs, Servicer Advances or other assets could be challenged in a bankruptcy proceeding of such servicer.

If the purchases pursuant to the related purchase agreement are recharacterized as secured financings as set forth above, we nevertheless created and perfected security interests with respect to the MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable and other assets that we may have purchased from such servicer by including a pledge of collateral in the related purchase agreement and filing financing statements in appropriate jurisdictions. Nonetheless, to the extent we have created and perfected a security interest, our security interests may be challenged and ruled unenforceable, ineffective or subordinated by a bankruptcy court, and the amount of our claims may be disputed so as not to include all MSRs, Excess MSRs, Servicer Advance Investments and Servicer Advances Receivable to be collected. If this were to occur, or if we have not created a security interest, then the servicer’s obligations to us with respect to purchased MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable and other assets would be deemed unsecured obligations, payable from unencumbered assets to be shared among all of such servicer’s unsecured creditors. In addition, even if the security interests are found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral is less than such servicer’s underlying obligations to us, the difference between such value and the total amount of such obligations will be deemed an unsecured “deficiency” claim and the same result will occur with respect to such unsecured claim. In addition, even if the security interest is found to be valid and enforceable, such servicer would have the right to use the proceeds of our collateral subject to either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under U.S. bankruptcy laws. Such servicer also would have the ability to confirm a chapter 11 plan over our objections if the plan complied with the “cramdown” requirements under U.S. bankruptcy laws.

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

The mortgage servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or another party in interest could also claim that such servicer’s transfer to us of MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable or other assets or such servicer’s agreement to incur obligations to us under the related purchase agreement was a fraudulent conveyance. Under U.S. bankruptcy laws and similar state insolvency laws, transfers made or obligations incurred could be voided if such servicer, at the time it made such transfers or incurred such obligations: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with such servicer were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, Nationstar, Ocwen or Ditech, as the case may be, (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee on such servicer’s behalf would be entitled to recover such transfer or to avoid the obligation previously incurred.

Any purchase agreement pursuant to which we purchase MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable or other assets, including loans,or any subservicing agreement between us and a subservicer on our behalf could be rejected in a bankruptcy proceeding of one of our mortgage servicers or counterparties.

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

If one of our mortgage servicers or subservicers were to file or to become the subject of a bankruptcy proceeding under the United States Bankruptcy Code, such servicer could be terminated as servicer (with bankruptcy court approval) or could discontinue servicing, in which case there is no assurance that we would be able to continue receiving payments and transfers in respect of the MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable and other assets purchased under the related purchase agreement or subserviced under the related subservicing agreement. Even if we were able to obtain the servicing rights or terminate the related subservicer, because we do not and in the future may not have the employees, servicing platforms, or technical resources necessary to service mortgage loans, we would need to engage an alternate subservicer (which may not be readily available on acceptable terms or at all) or negotiate a new subservicing agreement with such servicer, which presumably would be on less favorable terms to us. Any engagement of an alternate subservicer by us would require the approval of the related RMBS trustees or the Agencies, as applicable.

The automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due.

Even if we are successful in arguing that we own the MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable and other assets, including loans, purchased under the related purchase agreement, we may need to seek relief in the bankruptcy court to obtain turnover and payment of amounts relating to such assets, and there may be difficulty in recovering payments in respect of such assets that may have been commingled with other funds of such servicer.

A bankruptcy of any of our servicers or subservicers may default our MSR, Excess MSR and servicer advance financing facilities and negatively impact our ability to continue to purchase MSRs, Excess MSRs, Servicer Advance Investments and Servicer Advances Receivable.

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

Our investments in MSRs, Excess MSRs and Servicer Advance Investments may involve complex or novel structures.

Investments in MSRs, Excess MSRs and Servicer Advance Investments may entail new types of transactions and may involve complex or novel structures. Accordingly, the risks associated with the transactions and structures are not fully known to buyers and sellers. In the case of MSRs or Excess MSRs on Agency pools, Agencies may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in, or our financing of, MSRs or Excess MSRs on Agency pools. Agency conditions, including capital requirements, may diminish or eliminate the investment potential of MSRs or Excess MSRs on Agency pools by making such investments too expensive for us or by severely limiting the potential returns available from MSRs or Excess MSRs on Agency pools.

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

We have in the past and intend to continue to finance some or all of the MSRs or servicer advances acquired in the MSR Transactions, and as a result, we will be subject to substantial operational risks associated with the related servicers. In our current financing facilities for Excess MSRs and servicer advances, the failure of the related servicer to satisfy various covenants and tests can result in an amortization event and/or an event of default. Our financing sources may require us to include similar provisions in any financing we obtain relating to the MSRs and servicer advances acquired in the MSR Transactions. If we decide to finance such assets, we will not have the direct ability to control any party’s compliance with any such covenants and tests and the failure of any party to satisfy any such covenants or tests could result in a partial or total loss on our investment. Some financing sources may be unwilling to finance any assets acquired in the MSR Transactions.

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

We do not have legal title to the MSRs underlying our Excess MSRs and certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire Servicer Advance Investments from Ocwen, SLS and Nationstar, and are subject to increased risks as a result of the related servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity. As part of the Ocwen Transaction, we and Ocwen will cooperate to obtain any third party consents required to transfer Ocwen’s remaining interest in the Ocwen Subject MSRs to us. As noted above, however, there is no assurance that we will be successful in obtaining those consents.

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

MSRs, Excess MSRs and Servicer Advance Investments are highly illiquid and may be subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. For example, the Servicing Guidelines of a mortgage owner may require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any MSRs or Excess MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Additionally, investments in MSRs, Excess MSRs and Servicer Advance Investments may entail complex transaction structures and the risks associated with the transactions and structures are not fully known to buyers or sellers. As a result of the foregoing, we may be unable to locate a buyer at the time we wish to sell MSRs, Excess MSRs or Servicer Advance Investments. There is some risk that we will be required to dispose of MSRs, Excess MSRs or Servicer Advance Investments either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the MSRs, Excess MSRs or Servicer Advance Investments, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of MSRs, Excess MSRs or Servicer Advance Investments. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

In addition, some of our real estate related securities may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. There are also no established trading markets for a majority of our intended investments. Moreover, certain of our investments, including our investments in consumer loans, Servicer Advance Investments and certain investments in MSRs and Excess MSRs, are made indirectly through a vehicle that owns the underlying assets. Our ability to sell our interest may be contractually limited or prohibited. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

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

•
prepayment rates, delinquency rates and legislative/regulatory changes with respect to our investments in MSRs, Excess MSRs, Servicer Advance Investments, RMBS, and loans, and the timing and amount of servicer advances;

•	the availability and cost of quality servicers and subservicers, and advance and recapture rates;

•	competition;

•	the actual and perceived state of the real estate markets, bond markets, market for dividend-paying stocks and public capital markets generally;

•	the impact of potential changes to the tax code;

•	unemployment rates; and

•	the attractiveness of other types of investments relative to investments in real estate or REITs generally.

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

The geographic distribution of the loans underlying, and collateral securing, our investments, including our MSRs, Excess MSRs, Servicer Advance Investments, Services Advances Receivable, Non-Agency RMBS and loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and changes in interest rates.

As of September 30, 2017, 24.1% and 19.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 8.6% and 6.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of September 30, 2017, 38.5% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.8% was located in the Southeastern U.S., 19.8% was located in the Northeastern U.S., 10.6% was located in the Midwestern U.S. and 7.2% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

The value of our MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and HUD, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25.0 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors from pursuing additional actions against the banks and servicers in the future.

Under the terms of the agreements governing our Servicer Advance Investments and MSRs, we (in certain cases, together with third-party co-investors) are required to purchase from Nationstar, Ocwen, Ditech and our other servicers, advances on certain loan pools. While a residential mortgage loan is in foreclosure, servicers are generally required to continue to advance delinquent principal and interest and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. Servicer advances are generally recovered when the delinquency is resolved.

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

Even in states where servicers have not suspended foreclosure proceedings or have lifted (or will soon lift) any such delayed foreclosures, servicers, including Nationstar, Ocwen, Ditech and our other servicers, have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, the current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and servicers may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. In general, regulatory developments with respect to foreclosure practices could result in increases in the amount of servicer advances and the length of time to recover servicer advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicer advances. This would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability. Although the terms of our Servicer Advance Investments contain adjustment mechanisms that would reduce the amount of performance fees payable to the related servicer if servicer advances exceed pre-determined amounts, those fee reductions may not be sufficient to cover the expenses resulting from longer foreclosure timelines.

The integrity of the servicing and foreclosure processes is critical to the value of the residential mortgage loan portfolios underlying our MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivables and RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and result in losses on, these investments. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the RMBS, thereby reducing the amount of funds available for distribution to investors.

In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes of RMBS that we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25.0 billion settlement is a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of our MSRs, Excess MSRs, Servicer Advance Investments, Servicer Advances Receivable and RMBS.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2017, 92.0% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 8.0% consisted of fixed rate securities, and 10.4% of our Agency RMBS portfolio consisted of floating rate securities and 89.6% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate related securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate related securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, political and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of our real estate related securities may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2017, we had outstanding repurchase agreements with an aggregate face amount of approximately $4.3 billion to finance Non-Agency RMBS and approximately $1.8 billion to finance Agency RMBS and related trades receivable. Moreover, our repurchase agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our repurchase agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our repurchase agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

The financing sources under our servicer advance financing facilities may elect not to extend financing to us or may have or take positions adverse to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our Servicer Advance Investments and Servicer Advances Receivable with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the named servicer if the named servicer is a subsidiary of the Company or the purchaser of such Servicer Advance Investments (which is a subsidiary of the Company) transfer our right to repayment for certain servicer advances that we have as servicer under the relevant Servicing Guidelines or that we have acquired from one of our mortgage servicers, as applicable, to one of our wholly owned bankruptcy remote subsidiaries (a “Depositor”). We are generally required to continue to transfer to the related Depositor all of our rights to repayment for any particular pool of servicer advances as they arise (and, if applicable, are transferred from one of our mortgage servicers) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an “Issuer.” The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

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

As of September 30, 2017, certain of the notes issued under our structured servicer advance financing arrangements accrued interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

In order to continue to finance servicer advances and deferred servicing fees arising in connection with the Ocwen Subject MSRs upon any transfer in connection with the Ocwen Transaction, we will need to amend our existing servicer advance financing facilities (or establish new servicer advance financing facilities) related to the Ocwen Subject MSRs to permit such continued financing. There is no assurance we will able to do so on favorable terms or at all. As of September 30, 2017, we had borrowed $2.6 billion against approximately $3.1 billion of servicer advances and deferred servicing fees arising under the Ocwen Subject MSRs that had not yet been transferred. Our obligation to pay Ocwen lump sum payments in connection with any transfer of interests in the Ocwen Subject MSRs in connection with the Ocwen Transaction is not conditioned on having such servicer advance financings amended (or having new servicer advance financing facilities established).

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

Certain of our advance facilities may mature in the short term, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advances from our servicers or fund servicer advances under our MSRs in accordance with the applicable Servicing Guidelines, we or any such servicer, as applicable, could default on its obligation to fund such advances, which could result in its termination of us or any applicable servicer, as applicable, as servicer under the applicable Servicing Guidelines, and a partial or total loss of our Servicer Advance Investments, Servicer Advances Receivable, MSRs and Excess MSRs, as applicable.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our investments in MSRs, Excess MSRs, Servicer Advance Investments, RMBS, loans and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate related securities at attractive prices, the value of our real estate related securities and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, REIT rules or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

Recently, the Federal Reserve has increased the benchmark interest rate and indicated that there may be further increases in the future. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the 1940 Act, because we are a holding company that will conduct its businesses primarily through wholly owned and majority owned subsidiaries, the securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. For purposes of the foregoing, we currently treat our interest in our SLS Servicer Advance Investment and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. The 40% test under Section 3(a)(1)(C) of the 1940 Act limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold Servicer Advance Investments and are not excluded from the definition of “investment company” by Section 3(c)(5)(A), (B) or (C) of the 1940 Act increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we generally treat our interests in our SLS Servicer Advance Investment and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

Furthermore, we currently do not have a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and Nationstar, Ocwen, Ditech and our other servicers may be unwilling or unable to act as servicer or subservicer on any acquisitions of MSRs, Excess MSRs or Servicer Advance Investments we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisitions of this type could adversely affect our future operating results.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an amended complaint (the “Amended Complaint”). The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. On October 7, 2016, the court issued an opinion dismissing without prejudice the breach of fiduciary duty claims and declaratory judgment claims, except for the claim relating to the applicability of Article Twelfth. On October 14, 2016, plaintiff moved to reargue the Court's dismissal opinion, and defendants filed an opposition to the motion for reargument on October 28, 2016. On December 1, 2016, the court denied the motion for reargument. Plaintiff filed a second amended complaint (the “Second Amended Complaint”) on February 27, 2017 containing allegations and seeking relief similar to that in the Amended Complaint. Defendants moved to dismiss the Second Amended Complaint on March 30, 2017. The court held an oral argument on the motion to dismiss on July 7, 2017, which the court granted in the defendants’ favor on October 6, 2017.

We have engaged and may in the future engage in a number of acquisitions (including the HLSS Acquisition, the Ocwen Transaction and the MSR Transactions), and we may be unable to successfully integrate the acquired assets and assumed liabilities in connection with such acquisitions.

As part of our business strategy, we regularly evaluate acquisitions of what we believe are complementary assets. Identifying and achieving the anticipated benefits of such acquisitions is subject to a number of uncertainties, including, without limitation, whether we are able to acquire the assets, within our parameters, integrate the acquired assets and manage the assumed liabilities efficiently. As an example, we depend on Ocwen for significant operational support with respect to HLSS assets and the Ocwen Subject MSRs. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of such acquisitions. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or such counterparties conduct business. We could also be adversely affected by any issues attributable to the related seller’s operations that arise or are based on events or actions that occurred prior to the closing of such acquisitions. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows. Due to the costs of engaging in a number of acquisitions (including the MSR Transactions), we may also have difficulty completing more acquisitions in the future.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Drive Shack, Nationstar and OneMain—invest in real estate related securities, consumer loans and Excess MSRs and Servicer Advance Investments and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors as Drive Shack. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Drive Shack, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in capital commitments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Drive Shack, Nationstar and OneMain which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in Excess MSRs, consumer loans, Servicer Advance Investments and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program and the Public Private Investment Partnership Program. The U.S. government continues to evaluate or implement an array of other measures and programs intended to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement will last for a significant period of time. It is not clear what impact the government’s future actions to improve financial and market conditions will have on our business. We may not derive any meaningful benefit from these programs in the future. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income and 95% of its capital gain net income plus any undistributed shortfall from the prior year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries generally will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold some of our investments in TRSs, including Servicer Advance Investments and MSRs, and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS in the future.

Complying with the REIT requirements may negatively impact our investment returns or cause us to forgo otherwise attractive opportunities, liquidate assets or contribute assets to a TRS.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire and hold MSRs, interests in consumer loans, Servicer Advance Investments and other investments is subject to the applicable REIT qualification tests, and we may have to hold these interests through TRSs, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Congress and the current administration have announced their intention to enact significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification, or could have other adverse consequences. For example, legislation which provides for a significant decrease in the U.S. federal corporate income tax rate could result in a material decrease in the carrying value of our deferred tax assets. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
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

Our board of directors approved two increases in our quarterly dividends during 2017, which has resulted in reduced cash flows. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

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

In August 2017, the IRS issued guidance authorizing elective cash/stock dividends to be made by public REITs where there is a minimum (of at least 20%) amount of cash that may be paid as part of the dividend, provided that certain requirements are met. It is unclear whether and to what extent we would be able to or choose to pay taxable distributions in cash and stock. In addition, no assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

2.1†
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2†
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3†
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4†
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5†
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6†
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7†
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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

4.1
Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ONI, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.2
Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.3
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.19 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.4
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.20 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

Exhibit Number	Exhibit Description

4.5
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.21 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.6
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.7
Amendment No. 2, dated as of March 22, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 24, 2016)

4.8
Amendment No. 3, dated as of May 9, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 13, 2016)

4.9
Amendment No. 4, dated as of May 27, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed June 3, 2016)

4.10
Amendment No. 5, dated as of December 15, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.11
Amendment No. 6, dated as of August 17, 2017, to Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Amended and Restated Indenture, dated as of August 21, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.12
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.13
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.24 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.14
Series 2016-T1 Indenture Supplement, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

4.15
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

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

4.17
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

4.19
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

10.41#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC

10.42	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC

10.43#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp.

10.44#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC

10.45#	Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

Exhibit Number	Exhibit Description

10.46#
Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

November 1, 2017

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 1, 2017

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

November 1, 2017