Form 10-K
period 2017-12-31
New Residential Investment Corp.
filed 2018-02-15
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2017 (computed based on the closing price on such date as reported on the NYSE) was: $4.7 billion.
Common stock, $0.01 par value per share: 336,135,391 shares outstanding as of February 8, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Ocwen, OneMain, Ditech, PHH and other third parties;

•	events, conditions or actions that might occur at Nationstar, Ocwen, OneMain, Ditech, PHH and other third parties, as well as the continued effect of prior events;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

•
the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our MSRs, Excess MSRs, Servicer Advance Investments, RMBS, residential mortgage loans and consumer loan portfolios;

•
the risks that default and recovery rates on our MSRs, Excess MSRs, Servicer Advance Investments, RMBS, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our MSRs or Excess MSRs;

•	the risk that projected recapture rates on the loan pools underlying our MSRs or Excess MSRs are not achieved;

•	servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs;

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

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	the availability and terms of capital for future investments;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	competition within the finance and real estate industries;

i

•
the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, U.S. government programs intended to grow the economy, future changes to tax laws, the federal conservatorship of Fannie Mae and Freddie Mac and legislation that permits modification of the terms of residential mortgage loans;

•	the risk that GSE or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs;

•
our ability to maintain our qualification as a REIT for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;

•	our ability to maintain our exclusion from registration under the 1940 Act and the fact that maintaining such exclusion imposes limits on our operations;

•	the risks related to Home Loan Servicing Solutions (“HLSS”) liabilities that we have assumed;

•	the impact of current or future legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest; and

•	effects of the recently completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.

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

v

PART I

Item 1. Business.

General

New Residential is a publicly traded real estate investment trust (“REIT”) primarily focused on opportunistically investing in, and actively managing, investments related to residential real estate. We were formed as a wholly owned subsidiary of Drive Shack Inc. (formerly Newcastle Investment Corp., “Drive Shack”) in September 2011 and were spun-off from Drive Shack on May 15, 2013, which we refer to as the “distribution date.” Our stock is traded on the New York Stock Exchange under the symbol “NRZ.” We are externally managed and advised by an affiliate (our “Manager”) of Fortress Investment Group LLC (“Fortress”) pursuant to a management agreement (the “Management Agreement”). In 2016, our wholly-owned subsidiary, New Residential Mortgage LLC (“NRM”), became a licensed or otherwise eligible mortgage servicer.

We seek to drive strong risk-adjusted returns primarily through investments in the U.S. residential real estate market, which at times incorporate the use of leverage. We generally target assets that generate significant current cash flows and/or have the potential for meaningful capital appreciation. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets in diverse markets, including non-real estate related assets such as consumer loans. We expect our asset allocation and target assets to change over time depending on the types of investments our Manager identifies and the investment decisions our Manager makes in light of prevailing market conditions. For more information about our investment guidelines, see “—Investment Guidelines.” On December 27, 2017, SoftBank Group Corp. (“SoftBank”) announced that it completed its previously announced acquisition of Fortress (the “SoftBank Merger”). In connection with the SoftBank Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals will remain in place, including those individuals who perform services for New Residential.

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

The Residential Real Estate Market

The residential mortgage industry is transforming the way mortgages are originated, owned and serviced. We believe significant investment opportunities exist in today’s complex and dynamic mortgage market. As a major capital provider to the mortgage servicing industry, we believe we are one of only a select number of market participants that have the combination of capital, industry expertise and key business relationships that are necessary to take advantage of these opportunities.

The U.S. residential real estate market is vast: The value of the housing market totaled approximately $24.6 trillion as of September 2017, including about $14.1 trillion of home equity and $10.5 trillion of single-family mortgage debt outstanding, according to the Board of Governors of the Federal Reserve System.

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

As of the third quarter of 2017, approximately $7.5 trillion of the $10.5 trillion of one-to-four family residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $7.0 trillion were Agency RMBS according to Inside Mortgage Finance, and the balance were Non-Agency RMBS.

In the ten years prior to the credit dislocation in 2007, the securitization market drove an increase in the number of residential mortgage loans outstanding. Since 2007, the mortgage industry has been characterized by reduced origination and securitization activities, particularly for subprime and Alt-A mortgage loans. However, origination volume in recent years has been relatively robust. In 2017, according to Inside Mortgage Finance, first lien mortgage loan origination totaled approximately $1.8 trillion, up approximately 39% compared to full year 2014, although this trend could be dampened if market interest rates increase. The role of private capital has increased in financing the mortgage origination process despite the GSEs’ presence as the largest purchasers of residential mortgage loans.

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

•
Government-Sponsored Enterprise and Government Guaranteed Loans. This category of residential mortgage loans includes “conforming loans,” which are first lien residential mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting standards established by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and collectively with Fannie Mae, the “GSEs”). The conforming loan limit is established by statute and currently is $453,100 with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through the Government National Mortgage Association (“Ginnie Mae” and, collectively with the GSEs, the “Agencies” (with each of Fannie Mae, Freddie Mac and Ginnie Mae an “Agency”)), primarily through federal programs operated by the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs.

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

Servicing Related Assets

MSRs, Mortgage Servicing Rights Financing Receivables and Excess MSRs

A mortgage servicing right (“MSR”) provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans. This amount typically ranges from 25 to 50 basis points (“bps”) times the unpaid principal balance (“UPB”) of the residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a basic fee and an excess MSR (“Excess MSR”). The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee. Ownership of an MSR requires the owner to be a licensed mortgage servicer. An owner of an Excess MSR is not required to be licensed, and is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR unless otherwise specified through agreement.

Servicer Advances Receivable and Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated through the basic fee component of the related MSR, since the advances are non-interest bearing. Servicer advances are generally reimbursable cash payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan or (ii) to support the value of the collateral property. Our interests in servicer advances include the following:

•
Servicer Advance Investments. These investments are associated with specified pools of mortgage loans and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the basic fee component of the related MSR. We have purchased Servicer Advance Investments on certain loan pools underlying our Excess MSRs.

•	Servicer advances receivable. The outstanding servicer advances related to a specified pool of mortgage loans.

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

Residential mortgage servicing agreements generally require a servicer to make advances in respect of serviced residential mortgage loans unless the servicer determines in good faith that the advance would not be ultimately recoverable from the proceeds of the related residential mortgage loan or the mortgaged property. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then, the servicer is, most often, entitled to withdraw funds from the trustee custodial account for payments on the serviced residential mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” Under certain circumstances, a servicer may also be reimbursed for an otherwise unrecoverable advance by a GSE, with respect to loans in Agency RMBS (defined below). See “Risk Factors—Risks Related to Our Business—Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs.”

The status of our interests in servicer advances for purposes of the REIT requirements is uncertain, and therefore our ability to acquire servicer advances may be limited. We currently hold our interests in servicer advances in taxable REIT subsidiaries.

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

Residential Securities and Loans

RMBS

Residential mortgage loans are often packaged into pools held in securitization entities which issue securities (RMBS) collateralized by such loans. Agency RMBS are RMBS issued or guaranteed by an Agency. “Non-Agency” RMBS are issued by either public trusts or private label securitization (“PLS”) entities. We invest in both Agency RMBS and Non-Agency RMBS.

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

We believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We pursue opportunities in structured transactions that enable us to realize identified excesses of collateral value over related RMBS value, particularly through the acquisition and execution of call rights. We control the call rights on Non-Agency deals with a total UPB of approximately $144.9 billion.

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

Our Portfolio

Our current investment portfolio is comprised primarily of:

•	“Servicing Related Assets”:

◦
MSRs, including mortgage servicing rights financing receivables (which are MSRs where our subsidiary, NRM, is the named servicer and we acquired the entire economic interest in the MSR but, solely for accounting purposes, the acquisition was not treated as a sale);

◦	Excess MSRs;

◦
Servicer Advance Investments (which include the related servicer advances receivable, the requirement to make future servicer advances, and the rights to receive the base fee portion of the related MSR, each of which on the loans underlying such investments); and

◦	Servicer advances receivable (and the requirement under our MSRs to make future servicer advances);

•	“Residential Securities and Loans”:

◦	Real estate securities, or RMBS; and

◦	Residential mortgage loans; and

•	Consumer loans.

For more detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2017 (dollars in thousands):

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$267,622,353	$1,145,271	6.1%	$1,345,478	6.3
MSRs(B) (C)	172,454,150	1,476,330	7.9%	1,735,504	6.3
Mortgage Servicing Rights Financing Receivables(B) (C)	64,344,893	489,144	2.6%	598,728	5.8
Servicer Advance Investments(B) (D)	3,581,876	3,924,003	21.0%	4,027,379	5.1
Agency RMBS(E)	2,065,629	2,105,121	11.3%	2,096,351	7.5
Non-Agency RMBS(E)	12,757,357	5,599,644	29.9%	5,974,789	7.7
Residential Mortgage Loans	2,713,686	2,447,953	13.1%	2,416,689	4.6
Real Estate Owned	N/A	137,668	0.7%	128,295	N/A
Consumer Loans	1,377,792	1,380,369	7.4%	1,374,263	3.5
Consumer Loans, Equity Method Investees	178,422	N/A	N/A	51,412	1.4
Total / Weighted Average		$18,705,503	100.0%	$19,748,888	6.1
Reconciliation to GAAP total assets:
Cash and restricted cash				446,050
Servicer advances receivable				675,593
Trades receivable				1,030,850
Deferred tax asset, net				—
Other assets				312,181
GAAP total assets				$22,213,562

(A)	Weighted average life is based on the timing of our expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, Mortgage Servicing Rights Financing Receivables, and Servicer Advance Investments is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Represents MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advance Investments also includes the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions.

With respect to our Excess MSRs, Servicer Advance Investments, RMBS, residential mortgage loans and consumer loans, we engage servicers to service the loans, or loans underlying the investments, as applicable. With respect to our MSRs and servicer advances receivable, NRM is the named servicer but it engages a subservicer to service the loans underlying the investments. We refer to the servicers and subservicers we engage as our “Servicing Partners.” As of December 31, 2017, our Servicing Partners include, but are not limited to: Nationstar Mortgage LLC (“Nationstar”), Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), PHH Corporation (together with its subsidiaries, including PHH Mortgage Corporation, “PHH”), Ditech Financial LLC (“Ditech,” a subsidiary of Walter Management Corp. (“Walter”)), Flagstar Bank, FSB (“Flagstar”), CitiMortgage, Inc. (“Citi”), Specialized Loan Servicing LLC (“SLS”), OneMain Holdings, Inc. (“OneMain”), and the Consumer Loan Seller (Note 9 to our Consolidated Financial Statements). In addition, NRM is referred to as a “Servicing Partner” when contextually applicable.

Our Segments

As of December 31, 2017, New Residential conducted its business through the following segments: (i) investments in Excess MSRs, (ii) investments in MSRs, (iii) Servicer Advance Investments (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

The following table summarizes financial information about our segments as of December 31, 2017 (in thousands):

	Servicing Related Assets			Residential Securities and Loans		Consumer Loans	Corporate	Total
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans
Investments	$1,345,478	$2,334,232	$4,027,379	$8,071,140	$2,544,984	$1,425,675	$—	$19,748,888
Cash and cash equivalents	408	104,545	78,353	38,728	15,483	40,687	17,594	295,798
Restricted cash	13,153	30,454	60,516	—	—	46,129	—	150,252
Other assets	2,891	726,530	18,576	1,098,921	113,035	28,621	30,050	2,018,624
Total assets	$1,361,930	$3,195,761	$4,184,824	$9,208,789	$2,673,502	$1,541,112	$47,644	$22,213,562
Debt	$483,978	$1,761,011	$3,526,380	$6,534,300	$2,108,007	$1,332,854	$—	$15,746,530
Other liabilities	1,033	194,465	(5,658)	1,200,905	23,917	6,596	249,612	1,670,870
Total liabilities	485,011	1,955,476	3,520,722	7,735,205	2,131,924	1,339,450	249,612	17,417,400
Total Equity	876,919	1,240,285	664,102	1,473,584	541,578	201,662	(201,968)	4,796,162
Noncontrolling interests in equity of consolidated subsidiaries	—	—	71,491	—	—	34,466	—	105,957
Total New Residential stockholders’ equity	$876,919	$1,240,285	$592,611	$1,473,584	$541,578	$167,196	$(201,968)	$4,690,205

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

Subject to maintaining our qualification as a REIT and exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”), we may also engage in a variety of interest rate management techniques that seek on the one hand to mitigate the influence of interest rate changes on the values of some of our assets and on the other hand help us achieve our risk management objectives. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to U.S. federal corporate income taxation. Our interest rate management techniques may include:

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

Fortress, through its affiliates, and principals of Fortress held 2.4 million shares of our common stock, and Fortress, through its affiliates, held options relating to an additional 16.4 million shares of our common stock, representing approximately 5.8% of our common stock on a fully diluted basis, as of December 31, 2017.

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

One or more of our officers and directors have responsibilities and commitments to entities other than us, including, at times, but not limited to, Nationstar Mortgage LLC (“Nationstar”) (the servicer for a significant portion of our loans, and the loans underlying our MSRs, Excess MSRs, Servicer Advance Investments, and Non-Agency RMBS), and OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”) (the servicer for a significant portion of the consumer loans in which we have invested). For example, we have and have had, at times, some of the same directors and officers as Nationstar and OneMain. In addition, we do not have a policy that expressly prohibits our directors, officers, securityholders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if Drive Shack or Fortress or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Drive Shack or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Drive Shack or Fortress, or their affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. However, subject to the terms of our certificate of incorporation, our code of business conduct and ethics prohibits the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”

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

We may compete with entities affiliated with our Manager or Fortress, including Nationstar, for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.6 billion in investments in aggregate. We have co-invested with these funds in Excess MSRs and may do so with similar Fortress funds in the future. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold servicer advances investments and are not excluded from the definition of “investment company” by Section 3(c)(5)(A), (B), or (C) of the 1940 Act increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. As discussed above, for purposes of the foregoing, we currently treat our interest in SLS servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. If we were required to register as an investment company under the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions.

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

When we make investments, we base the price we pay and, in some cases, the rate of amortization of those investments on, among other things, our projection of the cash flows from the related pool of loans. We generally record such investments on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:

•	rates of prepayment and repayment of the underlying loans;

•	potential fluctuations in prevailing interest rates and credit spreads;

•	rates of delinquencies and defaults, and related loss severities;

•	costs of engaging a subservicer to service MSRs;

•	market discount rates;

•	in the case of MSRs and Excess MSRs, recapture rates; and

•	in the case of Servicer Advance Investments and servicer advances receivable, the amount and timing of servicer advances and recoveries.

Our assumptions could differ materially from actual results. The use of different estimates or assumptions in connection with the valuation of these investments could produce materially different fair values for such investments, which could have a material adverse effect on our consolidated financial position and results of operations. The ultimate realization of the value of our investments may be materially different than the fair values of such investments as reflected in our Consolidated Financial Statements as of any particular date.

We refer to our MSRs, mortgage servicing rights financing receivables, Excess MSRs, and the base fee portion of the related MSRs included in our Servicer Advance Investments, collectively, as our interests in MSRs.

With respect to our investments in interests in MSRs, residential mortgage loans and consumer loans, and a portion of our RMBS, when the related loans are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us will either, in the case of interest-only RMBS, and/or interests in MSRs, cease (unless, in the case of our interests in MSRs, the loans are recaptured upon a refinancing), or we will cease to receive interest income on such investments, as applicable. Borrowers under residential mortgage loans and consumer loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment rates is a significant assumption underlying our cash flow projections. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. A significant increase in prepayment rates could materially reduce the ultimate cash flows and/or interest income, as applicable, we receive from our investments, and we could ultimately receive substantially less than what we paid for such assets, decreasing the fair value of our investments. If the fair value of our investment portfolio decreases, we would generally be required to record a non-cash charge, which would have a negative impact on our financial results. Consequently, the price we pay to acquire our investments may prove to be too high if there is a significant increase in prepayment rates.

The values of our investments are highly sensitive to changes in interest rates. Historically, the value of MSRs, which underpin the value of our investments, including interests in MSRs, has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment rates. Prepayment rates could increase as a result of a general economic recovery or other factors, which would reduce the value of our interests in MSRs.

Moreover, delinquency rates have a significant impact on the value of our investments. When the UPB of mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool (for example, when delinquent loans are foreclosed on or repurchased, or otherwise sold, from a securitized pool), the related cash flows payable to us, as the holder of an interest in the related MSR, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our interests in MSRs from GSEs or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. Additionally, in the case of residential mortgage loans, consumer loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, residential mortgage loans and/or consumer loans if and to the extent that losses are suffered on residential mortgage loans, consumer loans or, in the case of RMBS, the residential mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

We are party to several “recapture agreements” whereby our MSR or Excess MSR is retained if the applicable Servicing Partner originates a new loan the proceeds of which are used to repay a loan underlying an MSR or Excess MSR in our portfolio. We believe that such agreements will mitigate the impact on our returns in the event of a rise in voluntary prepayment rates, with respect to investments where we have such agreements. There are no assurances, however, that counterparties will enter into such arrangements with us in connection with any future investment in MSRs or Excess MSRs. We are not party to any such arrangements with respect to any of our investments other than MSRs and Excess MSRs.

If the applicable Servicing Partner does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 12 to our Consolidated Financial Statements.

Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs.

NRM is generally required to make servicer advances related to the pools of loans for which it is the named servicer. In addition, we have agreed (in the case of Nationstar, together with certain third-party investors) to purchase from certain of our Servicing Partners all servicer advances related to certain loan pools, as a result of which we are entitled to amounts representing repayment for such advances. During any period in which a borrower is not making payments, a servicer is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, pay property taxes and insurance premiums to third parties, and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans.

Repayment of servicer advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related residential mortgage loan (including liquidation, insurance and condemnation proceeds) or, if the related servicing agreement provides for a “general collections backstop,” from collections on other residential mortgage loans to which such servicing agreement relates. The rate and timing of payments on servicer advances and deferred servicing fees are unpredictable for several reasons, including the following:

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

•
the requirements for judicial actions for foreclosure (which can result in substantial delays in reimbursement of servicer advances and payment of deferred servicing fees), which vary from time to time as a result of changes in applicable state law; and

•
the ability of the related servicer to sell delinquent residential mortgage loans to third parties prior to a sale of the underlying real estate, resulting in the early reimbursement of outstanding unreimbursed servicer advances in respect of such residential mortgage loans.

As home values change, the servicer may have to reconsider certain of the assumptions underlying its decisions to make advances. In certain situations, its contractual obligations may require the servicer to make certain advances for which it may not be reimbursed. In addition, when a residential mortgage loan defaults or becomes delinquent, the repayment of the advance may be delayed until the residential mortgage loan is repaid or refinanced, or a liquidation occurs. To the extent that one of our Servicing Partners fails to recover the servicer advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected return and suffer losses.

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

We rely heavily on our Servicing Partners to achieve our investment objective and have no direct ability to influence their performance.

The value of substantially all of our investments is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae or pooling agreements, securitization servicing agreements, pooling and servicing agreements or other similar agreements (collectively, “PSAs”) in the case of Non-Agency RMBS (collectively, the “Servicing Guidelines”). The duties of the subservicers we engage to service the loans underlying our MSRs are contained in subservicing agreements with our subservicers. The duties of a subservicer under a subservicing agreement may not be identical to the obligations of the servicer under Servicing Guidelines. Our interests in MSRs are subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or the required bondholders in the case of Non-Agency RMBS). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer (regardless of whether such servicer is a subsidiary of New Residential or one of its subservicers), the related interests in MSRs would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the servicer’s right to service the related mortgage loans will be extinguished and our interests in related MSRs will likely lose all of their value. Any recovery in such circumstances, in the case of Non-Agency RMBS, will be highly conditioned and may require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In addition, in the case of Agency MSRs, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own interests in the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is possible that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. See “—We have significant counterparty concentration risk in certain of our Servicing Partners, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if one of our Servicing Partners is unable to adequately carry out its duties as a result of:

•	its failure to comply with applicable laws and regulations;

•	its failure to comply with contractual and financing obligations and covenants;

•	a downgrade in, or failure to maintain, any of its servicer ratings;

•	its failure to maintain sufficient liquidity or access to sources of liquidity;

•	its failure to perform its loss mitigation obligations;

•	its failure to perform adequately in its external audits;

•	a failure in or poor performance of its operational systems or infrastructure;

•
regulatory or legal scrutiny or regulatory actions regarding any aspect of a servicer’s operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines;

•	an Agency’s or a whole-loan owner’s transfer of servicing to another party; or

•	any other reason.

In the ordinary course of business, our Servicing Partners are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect their reputation and their liquidity, financial position and results of operations. Mortgage servicers, including certain of our Servicing Partners, have experienced heightened regulatory scrutiny and enforcement actions, and our Servicing Partners could be adversely affected by the market’s perception that they could experience, or continue to experience, regulatory issues. See “—Certain of our Servicing Partners have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.” In light of recent regulatory actions against Ocwen, we cannot assure you that Ocwen will not be removed as servicer by the Agencies or by bondholders, which could have a material adverse effect on our interests in MSRs serviced or subserviced by Ocwen.

Loss mitigation techniques are intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If any of our Servicing Partners fail to adequately perform their loss mitigation obligations, we could be required to make or purchase, as applicable, servicer advances in excess of those that we might otherwise have had to make or purchase, and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that one of our servicers from which we are obligated to purchase servicer advances is required by the applicable Servicing Guidelines to make advances in excess of amounts that we or, in the case of Nationstar, the co-investors, are willing or able to fund, such servicer may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with such servicer. As a result, we could experience a partial or total loss of the value of our Servicer Advance Investments.

MSRs and servicer advances are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions. If the Servicing Partner actually or allegedly failed to comply with applicable laws, rules or regulations, it could be terminated as the servicer, and could lead to civil and criminal liability, loss of licensing, damage to our reputation and litigation, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, servicer advances that are improperly made may not be eligible for financing under our facilities and may not be reimbursable by the related securitization trust or other owner of the residential mortgage loan, which could cause us to suffer losses.

Favorable servicer ratings from third-party rating agencies, such as S&P Global Ratings (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in a Servicing Partner’s servicer ratings could have an adverse effect on the value of our interests in MSRs and result in an event of default under our financings. Downgrades in a Servicing Partner’s servicer ratings could adversely affect our ability to finance our assets and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of financing that a Servicing Partner or we may seek in the future. A Servicing Partner’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for servicer advances and have an adverse effect on the value of our investments because we will rely heavily on Servicing Partners to achieve our investment objectives and have no direct ability to influence their performance.

For additional information about the ways in which we may be affected by mortgage servicers, see “—The value of our interests in MSRs, servicer advances, residential mortgage loans and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.”

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

Certain of our Servicing Partners have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.

Regulatory actions or legal proceedings against certain of our Servicing Partners could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity. Such Servicing Partners may be subject to additional federal and state regulatory matters in the future that could materially and adversely affect the value of our investments to the extent we rely on them to achieve our investment objectives because we have no direct ability to influence their performance. Certain of our Servicing Partners have disclosed certain matters in their periodic reports filed with the SEC, and there can be no assurance that such events will not have a material adverse effect on them. We are currently evaluating the impact of such events and cannot assure you what impact these events may have or what actions we may take under our agreements with the servicer. In addition, any of our Servicing Partners could be removed as servicer by the related loan owner or certain other transaction counterparties, which could have a material adverse effect on our interests in the loans and MSRs serviced by such Servicing Partner.

In addition, certain of our Servicing Partners have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, such Servicing Partners may receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities, including whether certain of their residential loan servicing and originations practices, bankruptcy practices and other aspects of their business comply with applicable laws and regulatory requirements. Such Servicing Partners cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on their reputation, business, prospects, results of operations, liquidity or financial condition.

Completion of the pending transactions related to MSRs (the “MSR Transactions”) is subject to various closing conditions, involves significant costs, and we cannot assure you if, when or the terms on which such transactions will close. Failure to complete the pending MSR Transactions could adversely affect our future business and results of operations.

We have entered into an agreement for the purchase and sale of approximately $60.1 billion UPB of MSRs and related servicer advances from PHH (the various aspects of such transaction, the “PHH Transaction”). Although we have completed a portion of the MSR transfers contemplated by the PHH Transaction, the completion of the pending portions of the PHH Transaction is subject to the satisfaction of closing conditions, consents of third parties and certain actions by rating agencies and we cannot assure you that such conditions will be satisfied or that such portions of the PHH Transaction will be successfully completed on their current terms, if at all. In the event that any portion of the PHH Transaction is not consummated, we will have spent considerable time and resources, and incurred substantial costs, many of which must be paid even if the PHH Transaction is not completed. The purchase settled in stages during 2017. As of December 31, 2017, MSRs, and related servicer advances receivables, with respect to private-label residential mortgage loans of approximately $6.0 billion in total UPB with a purchase price of approximately $35.5 million had not been settled.

In addition, we have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to NRM, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to NRM. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to NRM. As of December 31, 2017, MSRs representing approximately $14.8 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction, and MSRs representing approximately $86.8 billion UPB of underlying loans remain to be transferred (after paydowns and other factors).

We may be unable to become the named servicer in respect of certain Non-Agency MSRs because, among other potential reasons, we do not maintain any servicer ratings from rating agencies. If we are unable to become the named servicer in respect of any of the Ocwen Subject MSRs in accordance with the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), Ocwen has the right, in certain circumstances, to purchase from us our interests in the related MSRs. In such a situation, we will be required to sell Ocwen those assets (and will cease to receive income on those investments) and/or may be required to refinance certain indebtedness on terms that are not favorable to us.

Our ability to acquire MSRs may be subject to the approval of various third parties and such approvals may not be provided on a timely basis or at all, or may be subject to conditions, representations and warranties and indemnities.

Our ability to acquire MSRs may be subject to the approval of various third parties and such approvals may not be provided on a timely basis or at all, or may be conditioned upon our satisfaction of significant conditions which could require material expenditures and the provision of significant representations, warranties and indemnities. Such third parties may include the Agencies and the Federal Housing Finance Agency (“FHFA”) with respect to agency MSRs, and securitization trustees, master servicers, depositors, rating agencies and insurers, among others, with respect to non-agency MSRs. The process of obtaining any such approvals required for a servicing transfer, especially with respect to non-agency MSRs, may be time consuming and costly and we may be required to expend significant internal resources and incur material expenses in connection with such transactions.  Further, the parties from whom approval is necessary may require that we provide significant representations and warranties and broad indemnities as a condition to their consent, which such representations and warranties and indemnities, if given, may expose us to material risks in addition to those arising under the related servicing agreements. Consenting parties may also charge a material consent fee and may require that we reimburse them for the legal expenses they incur in connection with their approval of the servicing transfer, which such expenses may include costs relating to substantial contract due diligence and may be significant. No assurance can be given that we will be able to successfully obtain the consents required to acquire the MSRs that we have agreed to purchase.

We have significant counterparty concentration risk in certain of our Servicing Partners and are subject to other counterparty concentration and default risks.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations, cash flows and financial condition.

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 4, 5, and 6 of our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. If any of these Servicing Partners is the named servicer of the related MSR and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments could be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by certain of our Servicing Partners. We closely monitor our Servicing Partners’ mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these Servicing Partners that enable us to monitor aspects of their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our Servicing Partners’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such Servicing Partners’ servicing agreement or a severe deterioration of any of our Servicing Partners’ servicing performance on our portfolio of interests in MSRs.

Furthermore, certain of our Servicing Partners are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect their operations, reputation and liquidity, financial position and results of operations. See “—Certain of our Servicing Partners have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us” for more information.

None of our Servicing Partners has an obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties from which to acquire interests in MSRs, which could impact our business strategy. See “—We rely heavily on our Servicing Partners to achieve our investment objective and have no direct ability to influence their performance.”

Repayment of the outstanding amount of servicer advances (including payment with respect to deferred servicing fees) may be subject to delay, reduction or set-off in the event that the related Servicing Partner breaches any of its obligations under the Servicing Guidelines, including, without limitation, any failure of such Servicing Partner to perform its servicing and advancing functions in accordance with the terms of such Servicing Guidelines. If any applicable Servicing Partner is terminated or resigns as servicer and the applicable successor servicer does not purchase all outstanding servicer advances at the time of transfer, collection of the servicer advances will be dependent on the performance of such successor servicer and, if applicable, reliance on such successor servicer’s compliance with the “first-in, first-out” or “FIFO” provisions of the Servicing Guidelines. In addition, such successor servicers may not agree to purchase the outstanding advances on the same terms as our current purchase arrangements and may require, as a condition of their purchase, modification to such FIFO provisions, which could further delay our repayment and adversely affect the returns from our investment.

We are subject to substantial other operational risks associated with our Servicing Partners in connection with the financing of servicer advances. In our current financing facilities for servicer advances, the failure of our Servicing Partner to satisfy various covenants and tests can result in an amortization event and/or an event of default. We have no direct ability to control our Servicing Partners’ compliance with those covenants and tests. Failure of our Servicing Partners to satisfy any such covenants or tests could result in a partial or total loss on our investment.

In addition, our Servicing Partners are party to our servicer advance financing agreements, with respect to those advances where they service or subservice the loans underlying the related MSRs. Our ability to obtain financing for these assets is dependent on our Servicing Partners’ agreement to be a party to the related financing agreements. If our Servicing Partners do not agree to be a party to these financing agreements for any reason, we may not be able to obtain financing on favorable terms or at all. Our ability to obtain financing on such assets is dependent on our Servicing Partners’ ability to satisfy various tests under such financing arrangements. Breaches and other events with respect to our Servicing Partners (which may include, without limitation, failure of a Servicing Partner to satisfy certain financial tests) could cause certain or all of the relevant servicer advance financing to become due and payable prior to maturity.

We are dependent on our Servicing Partners as the servicer or subservicer of the residential mortgage loans with respect to which we hold interests in MSRs, and their servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against our Servicing Partners;

•	By a default by one of our Servicing Partners under their debt agreements;

•	By downgrades in our Servicing Partners’ servicer ratings;

•	If our Servicing Partners fail to ensure their servicer advances comply with the terms of their PSAs;

•	If our Servicing Partners were terminated as servicer under certain PSAs;

•	If our Servicing Partners become subject to a bankruptcy proceeding; or

•
If our Servicing Partners fail to meet their obligations or are deemed to be in default under the indenture governing notes issued under any servicer advance facility with respect to which such Servicing Partner is the servicer.

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 4, 5, and 6 of our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. In addition, Nationstar is currently the servicer for a significant portion of our loans, and the loans underlying our RMBS. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments, and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor aspects of their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

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

In the event of a counterparty default, particularly a default by a major investment bank or Servicing Partner, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations, cash flows and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

A bankruptcy of any of our Servicing Partners could materially and adversely affect us.

If any of our Servicing Partners becomes subject to a bankruptcy proceeding, we could be materially and adversely affected, and you could suffer losses, as discussed below.

A sale of MSRs or interests in MSRs and servicer advances or other assets, including loans, could be re-characterized as a pledge of such assets in a bankruptcy proceeding.

We believe that a mortgage servicer’s transfer to us of MSRs or interests in MSRs and servicer advances or any other asset transferred pursuant to a related purchase agreement, including loans, constitutes a sale of such assets, in which case such assets would not be part of such servicer’s bankruptcy estate. The servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding MSRs or interests in MSRs and servicer advances or any other assets transferred to us pursuant to the related purchase agreement were not sold to us but were instead pledged to us as security for such servicer’s obligation to repay amounts paid by us to the servicer pursuant to the related purchase agreement. We generally create and perfect security interests with respect to the MSRs that we acquire, though we do not do so in all instances. If such assertion were successful, all or part of the MSRs or interests in MSRs and servicer advances or any other asset transferred to us pursuant to the related purchase agreement would constitute property of the bankruptcy estate of such servicer, and our rights against the servicer could be those of a secured creditor with a lien on such present and future assets. Under such circumstances, cash proceeds generated from our collateral would constitute “cash collateral” under the provisions of the U.S. bankruptcy laws. Under U.S. bankruptcy laws, the servicer could not use our cash collateral without either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under the U.S. bankruptcy laws. In addition, under such circumstances, an issue could arise as to whether certain of these assets generated after the commencement of the bankruptcy proceeding would constitute after-acquired property excluded from our entitlement pursuant to the U.S. bankruptcy laws.

If such a recharacterization occurs, the validity or priority of our security interest in the MSRs or interests in MSRs and servicer advances or other assets could be challenged in a bankruptcy proceeding of such servicer.

If the purchases pursuant to the related purchase agreement are recharacterized as secured financings as set forth above, we nevertheless created and perfected security interests with respect to the MSRs or interests in MSRs and servicer advances and other assets that we may have purchased from such servicer by including a pledge of collateral in the related purchase agreement and filing financing statements in appropriate jurisdictions. Nonetheless, to the extent we have created and perfected a security interest, our security interests may be challenged and ruled unenforceable, ineffective or subordinated by a bankruptcy court, and the amount of our claims may be disputed so as not to include all MSRs or interests in MSRs and servicer advances to be collected. If this were to occur, or if we have not created a security interest, then the servicer’s obligations to us with respect to purchased MSRs or interests in MSRs and servicer advances or other assets would be deemed unsecured obligations, payable from unencumbered assets to be shared among all of such servicer’s unsecured creditors. In addition, even if the security interests are found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral is less than such servicer’s underlying obligations to us, the difference between such value and the total amount of such obligations will be deemed an unsecured “deficiency” claim and the same result will occur with respect to such unsecured claim. In addition, even if the security interest is found to be valid and enforceable, such servicer would have the right to use the proceeds of our collateral subject to either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under U.S. bankruptcy laws. Such servicer also would have the ability to confirm a chapter 11 plan over our objections if the plan complied with the “cramdown” requirements under U.S. bankruptcy laws.

Payments made by a servicer to us could be voided by a court under federal or state preference laws.

If one of our Servicing Partners were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, and our security interest (if any) is declared unenforceable, ineffective or subordinated, payments previously made by a servicer to us pursuant to the related purchase agreement may be recoverable on behalf of the bankruptcy estate as preferential transfers. Among other reasons, a payment could constitute a preferential transfer if a court were to find that the payment was a transfer of an interest of property of such servicer that:

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

The mortgage servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or another party in interest could also claim that such servicer’s transfer to us of MSRs or interests in MSRs and servicer advances or other assets or such servicer’s agreement to incur obligations to us under the related purchase agreement was a fraudulent conveyance. Under U.S. bankruptcy laws and similar state insolvency laws, transfers made or obligations incurred could be voided if, among other reasons, such servicer, at the time it made such transfers or incurred such obligations: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with such servicer were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, our Servicing Partner, as applicable (as debtor-in-possession in the bankruptcy proceeding), or a bankruptcy trustee on such Servicing Partner’s behalf would be entitled to recover such transfer or to avoid the obligation previously incurred.

Any purchase agreement pursuant to which we purchase interests in MSRs, servicer advances or other assets, including loans, or any subservicing agreement between us and a subservicer on our behalf could be rejected in a bankruptcy proceeding of one of our Servicing Partners or counterparties.

A mortgage servicer (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee appointed in such servicer’s or counterparty’s bankruptcy proceeding could seek to reject the related purchase agreement or subservicing agreement with a counterparty and thereby terminate such servicer’s or counterparty’s obligation to service the MSRs or interests in MSRs and servicer advances or any other asset transferred pursuant to such purchase agreement, and terminate our right to acquire additional assets under such purchase agreement and our right to require such servicer to use commercially reasonable efforts to transfer servicing. If the bankruptcy court approved the rejection, we would have a claim against such servicer or counterparty for any damages from the rejection, and the resulting transfer of our interests in MSRs or servicing of the MSRs relating to our Excess MSRs to another subservicer may result in significant cost and may negatively impact the value of our interests in MSRs.

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

If one of our Servicing Partners were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, such Servicing Partner (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could reject its subservicing agreement with us and terminate such Servicing Partner’s obligation to service the MSRs, servicer advances or loans in which we have an investment. Any claim we have for damages arising from the rejection of a subservicing agreement would be treated as a general unsecured claim for purposes of distributions from such Servicing Partner’s bankruptcy estate.

Our Servicing Partners could discontinue servicing.

If one of our Servicing Partners were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code, such Servicing Partner could be terminated as servicer (with bankruptcy court approval) or could discontinue servicing, in which case there is no assurance that we would be able to continue receiving payments and transfers in respect of the interests in MSRs, servicer advances and other assets purchased under the related purchase agreement or subserviced under the related subservicing agreement. Even if we were able to obtain the servicing rights or terminate the related subservicer, because we do not and in the future may not have the employees, servicing platforms, or technical resources necessary to service mortgage loans, we would need to engage an alternate subservicer (which may not be readily available on acceptable terms or at all) or negotiate a new subservicing agreement with such servicer, which presumably would be on less favorable terms to us. Any engagement of an alternate subservicer by us would require the approval of the related RMBS trustees or the Agencies, as applicable.

The automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due.

Even if we are successful in arguing that we own the interests in MSRs, servicer advances and other assets, including loans, purchased under the related purchase agreement, we may need to seek relief in the bankruptcy court to obtain turnover and payment of amounts relating to such assets, and there may be difficulty in recovering payments in respect of such assets that may have been commingled with other funds of such servicer.

A bankruptcy of any of our Servicing Partners may default our MSR, Excess MSR and servicer advance financing facilities and negatively impact our ability to continue to purchase interests in MSRs.

If any of our Servicing Partners were to file for bankruptcy or become the subject of a bankruptcy proceeding, it could result in an event of default under certain of our financing facilities that would require the immediate paydown of such facilities. In this scenario, we may not be able to comply with our obligations to purchase interests in MSRs and servicer advances under the related purchase agreements. Notwithstanding this inability to purchase, the related seller may try to force us to continue making such purchases. If it is determined that we are in breach of our obligations under our purchase agreements, any claims that we may have against such related seller may be subject to offset against claims such seller may have against us by reason of this breach.

GSE initiatives and other actions may adversely affect returns from interests in MSRs.

On January 18, 2011, the FHFA announced that it had instructed Fannie Mae and Freddie Mac to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is unclear what Fannie Mae or Freddie Mac may propose as alternatives to current servicing compensation practices, or when any such alternatives may become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by Fannie Mae or Freddie Mac, it is possible that, because of the significant role of Fannie Mae or Freddie Mac in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any interests in MSRs that we may acquire in the future.

Changes to the minimum servicing amount for GSE loans could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

Currently, when a loan is sold into the secondary market for Fannie Mae or Freddie Mac loans, the servicer is generally required to retain a minimum servicing amount (“MSA”) of 25 basis points of the UPB for fixed rate mortgages. As has been widely publicized, in September 2011, the FHFA announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. Changes to the MSA structure could significantly impact our business in negative ways that we cannot predict or protect against. For example, the elimination of a MSA could radically change the mortgage servicing industry and could severely limit the supply of interests in MSRs available for sale. In addition, a removal of, or reduction in, the MSA could significantly reduce the recapture rate on the affected loan portfolio, which would negatively affect the investment return on our interests in MSRs. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

Our interests in MSRs may involve complex or novel structures.

Interests in MSRs may entail new types of transactions and may involve complex or novel structures. Accordingly, the risks associated with the transactions and structures are not fully known to buyers and sellers. In the case of interests in MSRs on Agency pools, Agencies may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in, or our financing of, interests in MSRs on Agency pools. Agency conditions, including capital requirements, may diminish or eliminate the investment potential of interests in MSRs on Agency pools by making such investments too expensive for us or by severely limiting the potential returns available from interests in MSRs on Agency pools.

It is possible that an Agency’s views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. An Agency’s evolving posture toward an acquisition or disposition structure through which we invest in or dispose of interests in MSRs on Agency pools may cause such Agency to impose new conditions on our existing interests in MSRs on Agency pools, including the owner’s ability to hold such interests in MSRs on Agency pools directly or indirectly through a grantor trust or other means. Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the interests in MSRs on Agency pools that are already owned by us. Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural or economic changes, as well as agree to indemnification or other terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments.

Our ability to finance the MSRs and servicer advances acquired in the MSR Transactions may depend on the related Servicing Partner’s cooperation with our financing sources and compliance with certain covenants.

We have in the past and intend to continue to finance some or all of the MSRs or servicer advances acquired in the MSR Transactions, and as a result, we will be subject to substantial operational risks associated with the related Servicing Partners. In our current financing facilities for interests in MSRs and servicer advances, the failure of the related Servicing Partner to satisfy various covenants and tests can result in an amortization event and/or an event of default. Our financing sources may require us to include similar provisions in any financing we obtain relating to the MSRs and servicer advances acquired in the MSR Transactions. If we decide to finance such assets, we will not have the direct ability to control any party’s compliance with any such covenants and tests and the failure of any party to satisfy any such covenants or tests could result in a partial or total loss on our investment. Some financing sources may be unwilling to finance any assets acquired in the MSR Transactions.

In addition, any financing for the MSRs and servicer advances acquired in the MSR Transactions may be subject to regulatory approval and the agreement of the relevant Servicing Partner to be party to such financing agreements. If we cannot get regulatory approval or these parties do not agree to be a party to such financing agreements, we may not be able to obtain financing on favorable terms or at all.

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

We do not have legal title to the MSRs underlying our Excess MSRs or certain of our Servicer Advance Investments.

We do not have legal title to the MSRs underlying our Excess MSRs or certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire Servicer Advance Investments from Ocwen, SLS and Nationstar, and are subject to increased risks as a result of the related servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity. As part of the Ocwen Transaction, we and Ocwen have agreed to cooperate to obtain any third party consents required to transfer Ocwen’s remaining interest in the Ocwen Subject MSRs to us. As noted above, however, there is no assurance that we will be successful in obtaining those consents.

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

Interests in MSRs are highly illiquid and may be subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. For example, the Servicing Guidelines of a mortgage owner may require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any interests in MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Additionally, interests in MSRs may entail complex transaction structures and the risks associated with the transactions and structures are not fully known to buyers or sellers. As a result of the foregoing, we may be unable to locate a buyer at the time we wish to sell interests in MSRs. There is some risk that we will be required to dispose of interests in MSRs either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the interests in MSRs, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of interests in MSRs. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

In addition, some of our real estate and other securities may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. There are also no established trading markets for a majority of our intended investments. Moreover, certain of our investments, including our investments in consumer loans and certain of our interests in MSRs, are made indirectly through a vehicle that owns the underlying assets. Our ability to sell our interest may be contractually limited or prohibited. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

Our real estate and other securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. A disruption in these trading markets could reduce the trading for many real estate and other securities, resulting in less transparent prices for those securities, which would make selling such assets more difficult. Moreover, a decline in market demand for the types of assets that we hold would make it more difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	interest rates and credit spreads;

•	the availability of credit, including the price, terms and conditions under which it can be obtained;

•	the quality, pricing and availability of suitable investments;

•	the ability to obtain accurate market-based valuations;

•	the ability of securities dealers to make markets in relevant securities and loans;

•	loan values relative to the value of the underlying real estate assets;

•	default rates on the loans underlying our investments and the amount of the related losses, and credit losses with respect to our investments;

•	prepayment and repayment rates, delinquency rates and legislative/regulatory changes with respect to our investments, and the timing and amount of servicer advances;

•	the availability and cost of quality Servicing Partners, and advance, recovery and recapture rates;

•	competition;

•	the actual and perceived state of the real estate markets, bond markets, market for dividend-paying stocks and public capital markets generally;

•	unemployment rates; and

•	the attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, at various points in time, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. Market conditions could be volatile or could deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition.

The geographic distribution of the loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and financial condition.

The geographic distribution of the loans underlying, and collateral securing, our investments, including our interests in MSRs, servicer advances, Non-Agency RMBS and loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and changes in interest rates.

As of December 31, 2017, 24.0% and 19.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 8.7% and 6.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of December 31, 2017, 38.4% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.6% was located in the Southeastern U.S., 20.1% was located in the Northeastern U.S., 10.5% was located in the Midwestern U.S. and 7.3% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

Many of the RMBS in which we invest are collateralized by subprime mortgage loans, which are subject to increased risks.

Many of the RMBS in which we invest are backed by collateral pools of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Subprime mortgage loans may experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans could be correspondingly adversely affected, which could adversely impact our results of operations, liquidity, financial condition and business.

The value of our interests in MSRs, servicer advances, residential mortgage loans and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the U.S. Department of Housing and Urban Development (“HUD”), began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25.0 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors from pursuing additional actions against the banks and servicers in the future.

Under the terms of the agreements governing our Servicer Advance Investments and MSRs, we (in certain cases, together with third-party co-investors) are required to make or purchase from certain of our Servicing Partners, servicer advances on certain loan pools. While a residential mortgage loan is in foreclosure, servicers are generally required to continue to advance delinquent principal and interest and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. Servicer advances are generally recovered when the delinquency is resolved.

Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances we or our Servicing Partners are required to make, and we are required to purchase, lengthen the time it takes for us to be repaid for such advances and increase the costs incurred during the foreclosure process. In addition, servicer advance financing facilities contain provisions that modify the advance rates for, and limit the eligibility of, servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that we need to fund with our own capital. Such increases in foreclosure timelines could increase our need for capital to fund servicer advances (which do not bear interest), which would increase our interest expense, reduce the value of our investment and potentially reduce the cash that we have available to pay our operating expenses or to pay dividends.

Even in states where servicers have not suspended foreclosure proceedings or have lifted (or will soon lift) any such delayed foreclosures, servicers, including our Servicing Partners, have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, the current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and servicers may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. In general, regulatory developments with respect to foreclosure practices could result in increases in the amount of servicer advances and the length of time to recover servicer advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicer advances. This would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability. Although the terms of our Servicer Advance Investments contain adjustment mechanisms that would reduce the amount of performance fees payable to the related Servicing Partner if servicer advances exceed pre-determined amounts, those fee reductions may not be sufficient to cover the expenses resulting from longer foreclosure timelines.

The integrity of the servicing and foreclosure processes is critical to the value of the residential mortgage loans in which we invest and of the portfolios of loans underlying our interests in MSRs and RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and result in losses on, these investments. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the RMBS, thereby reducing the amount of funds available for distribution to investors.

In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for senior classes of RMBS that we may own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25.0 billion settlement is a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of our interests in MSRs and RMBS.

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

The residential mortgage loans underlying the securities we invest in and the loans we directly invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

Residential mortgage loans, including manufactured housing loans and subprime mortgage loans, are secured by single-family residential property and are also subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including, among other things, changes in the borrower’s employment status, changes in national, regional or local economic conditions, changes in interest rates or the availability of credit on favorable terms, changes in regional or local real estate values, changes in regional or local rental rates and changes in real estate taxes.

In the event of default under a residential mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our results of operations, cash flows and financial condition.

Our investments in real estate and other securities are subject to changes in credit spreads as well as available market liquidity, which could adversely affect our ability to realize gains on the sale of such investments.

Real estate and other securities are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark.

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2017, 90.5% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 9.5% consisted of fixed rate securities, and 9.2% of our Agency RMBS portfolio consisted of floating rate securities and 90.8% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

Prepayment rates on our residential mortgage loans and those underlying our real estate and other securities may adversely affect our profitability.

In general, residential mortgage loans may be prepaid at any time without penalty. Prepayments result when homeowners/mortgagors satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular loan or security, we anticipate that the loan or underlying residential mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such investments. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our assets may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on our assets may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated.

Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, political and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of our loans and real estate and other securities may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

We may purchase assets that have a higher or lower coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we would then pay a premium over par value to acquire these securities. In accordance with GAAP, we would amortize the premiums over the life of the related assets. If the mortgage loans securing these assets prepay at a more rapid rate than anticipated, we would have to amortize our premiums on an accelerated basis which may adversely affect our profitability. As compensation for a lower coupon rate, we would then pay a discount to par value to acquire these assets. In accordance with GAAP, we would accrete any discounts over the life of the related assets. If the mortgage loans securing these assets prepay at a slower rate than anticipated, we would have to accrete our discounts on an extended basis which may adversely affect our profitability. Defaults on the mortgage loans underlying Agency RMBS typically have the same effect as prepayments because of the underlying Agency guarantee.

Prepayments, which are the primary feature of mortgage backed securities that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time. As the holder of the security, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular security as the underlying mortgages are prepaid. In general, on the date each month that principal prepayments are announced (i.e., factor day), the value of our real estate related security pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency RMBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments. However, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency RMBS and, prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business. If our real estate and other securities were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional real estate and other securities or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the real estate and other securities that prepay.

Prepayments may have a negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on our Agency RMBS, the amount of unamortized premium or discount on our loans and real estate and other securities, the rate at which prepayments are made on our Non-Agency RMBS, the reinvestment lag and the availability of suitable reinvestment opportunities.

Our investments in loans, REO and RMBS may be subject to significant impairment charges, which would adversely affect our results of operations.

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

The lenders under our financing agreements may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our investments with repurchase agreements and other short-term financing arrangements. Under the terms of repurchase agreements, we will sell an asset to the lending counterparty for a specified price and concurrently agree to repurchase the same asset from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—which can be as short as 30 days—the counterparty will make funds available to us and hold the asset as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we will be required to repurchase the asset for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the asset with a repurchase agreement, we ask the counterparty to extend—or “roll”—the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements or other financing agreements upon the expiration of their stated terms, which subjects us to a number of risks. Counterparties electing to roll our financing agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a financing agreement counterparty elects not to extend our financing, we would be required to pay the counterparty in full on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any asset financed with a repurchase agreement, the counterparty has the right to sell the asset being held as collateral and require us to compensate it for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). Moreover, our financing agreement obligations are currently with a limited number of counterparties. If any of our counterparties elected not to roll our financing agreements, we may not be able to find a replacement counterparty in a timely manner. Finally, some of our financing agreements contain covenants and our failure to comply with such covenants could result in a loss of our investment.

The financing sources under our servicer advance financing facilities may elect not to extend financing to us or may have or take positions adverse to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our Servicer Advance Investments and servicer advances receivable with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the named servicer, if the named servicer is a subsidiary of the Company, or the purchaser of such Servicer Advance Investments (which is a subsidiary of the Company) transfer our right to repayment for certain servicer advances that we have as servicer under the relevant Servicing Guidelines or that we have acquired from one of our Servicing Partners, as applicable, to one of our wholly owned bankruptcy remote subsidiaries (a “Depositor”). We are generally required to continue to transfer to the related Depositor all of our rights to repayment for any particular pool of servicer advances as they arise (and, if applicable, are transferred from one of our Servicing Partners) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an “Issuer.” The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

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

If a financing source is unable or unwilling to extend financing, including, but not limited to, due to legal or regulatory matters applicable to us or our Servicing Partners, the related Issuer will be required to repay the outstanding balance of the financing on the related maturity date. Additionally, there may be substantial increases in the interest rates under a financing arrangement if the related notes are not repaid, extended or refinanced prior to the expected repayment dated, which may be before the related maturity date. If an Issuer is unable to pay the outstanding balance of the notes, the financing sources generally have the right to foreclose on the servicer advances pledged as collateral.

Currently, certain of the notes issued under our structured servicer advance financing arrangements accrue interest at a floating rate of interest. Servicer advances are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

Many of our servicer advance financing arrangements are provided by financial institutions with whom we have substantial relationships. Some of our servicer advance financing arrangements entail the issuance of term notes to capital markets investors with whom we have little or no relationships or the identities of which we may not be aware and, therefore, we have no ability to control or monitor the identity of the holders of such term notes. Holders of such term notes may have or may take positions - for example, “short” positions in our stock or the stock of our servicers - that could be benefited by adverse events with respect to us or our Servicing Partners. If any holders of term notes allege or assert noncompliance by us or the related Servicing Partner under our servicer advance financing arrangements in order to realize such benefits, we or our Servicing Partners, or our ability to maintain servicer advance financing on favorable terms, could be materially and adversely affected.

In order to continue to finance servicer advances and deferred servicing fees arising in connection with the Ocwen Subject MSRs upon any transfer in connection with the Ocwen Transaction, we will need to amend our existing servicer advance financing facilities (or establish new servicer advance financing facilities) related to the Ocwen Subject MSRs to permit such continued financing. There is no assurance we will able to do so on favorable terms or at all. As of December 31, 2017, we had borrowed $2.6 billion against approximately $3.0 billion of servicer advances and deferred servicing fees arising under the Ocwen Subject MSRs that had not yet been transferred. Our obligation to pay Ocwen lump sum payments in connection with any transfer of interests in the Ocwen Subject MSRs in connection with the Ocwen Transaction is not conditioned on having such servicer advance financings amended (or having new servicer advance financing facilities established).

We may not be able to finance our investments on attractive terms or at all, and financing for interests in MSRs or servicer advances may be particularly difficult to obtain.

The ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been more challenging since 2007 as a result of market conditions. These conditions may result in having to use less efficient forms of financing for any new investments, or the refinancing of current investments, which will likely require a larger portion of our cash flows to be put toward making the investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is a limited market for financing of interests in MSRs, and it is possible that one will not develop for a variety of reasons, such as the challenges with perfecting security interests in the underlying collateral.

Certain of our advance facilities may mature in the short term, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advances could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advances from our Servicing Partners or fund servicer advances under our MSRs in accordance with the applicable Servicing Guidelines, we or any such Servicing Partner, as applicable, could default on its obligation to fund such advances, which could result in its termination of us or any applicable Servicing Partner, as applicable, as servicer under the applicable Servicing Guidelines, and a partial or total loss of our interests in MSRs and servicer advances, as applicable.

The non-recourse long-term financing structures we use expose us to risks, which could result in losses to us.

We use structured finance and other non-recourse long-term financing for our investments to the extent available and appropriate. In such structures, our financing sources typically have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would generally intend to retain a portion of the interests issued under such securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

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

Our portfolio includes an investment in the consumer loan sector. Although many of the risks applicable to consumer loans are also applicable to residential mortgage loans, and thus the type of risks that we have experience managing, there are nevertheless substantial risks and uncertainties associated with engaging in a different category of investment. There may be factors that affect the consumer loan sector with which we are not as familiar compared to the residential mortgage loan sector. Moreover, our underwriting assumptions for these investments may prove to be materially incorrect. It is also possible that the inclusion of consumer loans in our investment portfolio could divert our Manager’s time away from our other investments. Furthermore, external factors, such as compliance with regulations, may also impact our ability to succeed in the consumer loan investment sector. In addition, one of our consumer loan investments is held through LoanCo (Note 9 to our Consolidated Financial Statements), in which we hold a minority, non-controlling interest. We do not control LoanCo and, as a result, LoanCo may make decisions, or take risks, that we would otherwise not make, and LoanCo may not have access to the same management and financing expertise that we have. Failure to successfully manage these risks could have a material adverse effect on our business and financial results.

The consumer loans we invest in are subject to delinquency and loss, which could have a negative impact on our financial results.

The ability of borrowers to repay the consumer loans we invest in may be adversely affected by numerous personal factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay the consumer loans in our investment portfolio. Furthermore, our returns on our consumer loan investments are dependent on the interest we receive exceeding any losses we may incur from defaults or delinquencies.The relatively higher interest rates paid by consumer loan borrowers could lead to increased delinquencies and defaults, or could lead to financially stronger borrowers prepaying their loans, thereby reducing the interest we receive from them, while financially weaker borrowers become delinquent or default, either of which would reduce the return on our investment or could cause losses.

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

Even though we typically pay less than the amount owed on these loans to acquire them, if actual results differ from our assumptions in determining the price we paid to acquire such loans, we may incur significant losses. In addition, we may acquire REO assets directly, which involves the same risks. Any loss we incur may be significant and could materially and adversely affect us.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our interests in MSRs, RMBS, loans, derivatives and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate and other securities and loans at attractive prices, the value of our real estate and other securities, loans and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, REIT rules or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

Recently, the Federal Reserve has increased the benchmark interest rate and indicated that there may be further increases in the future. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy is dependent on our ability to place the debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

Interest rate changes may also impact our net book value as most of our investments are marked to market each quarter. Debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our investments and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market, and vice versa. This would have similar effects on our real estate and other securities and loan portfolio and our financial position and operations to a change in interest rates generally.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the 1940 Act, because we are a holding company that will conduct its businesses primarily through wholly owned and majority owned subsidiaries, the securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, unless another exclusion from the definition of “investment company” is available to us. For purposes of the foregoing, we currently treat our interest in our SLS Servicer Advance Investment and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. The 40% test under Section 3(a)(1)(C) of the 1940 Act limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our Manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments and, as a result, our profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us, including, but not limited to, interests in MSRs, may lead to decreased availability, higher market prices and decreased returns available from such investments, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to compete successfully against any such companies.

Furthermore, we currently do not have a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and our Servicing Partners may be unwilling or unable to act as servicer or subservicer on any acquisitions of interests in MSRs we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisitions of this type could adversely affect our future operating results.

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

As has been widely publicized, the SEC, the Financial Accounting Standards Board (the “FASB”) and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition, directly or through their impact on our Servicing Partners or counterparties.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values, as was the case in 2008. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans or the loans underlying our securities, interests in MSRs and servicer advances, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an amended complaint (the “Amended Complaint”). The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. On October 7, 2016, the court issued an opinion dismissing without prejudice the breach of fiduciary duty claims and declaratory judgment claims, except for the claim relating to the applicability of Article Twelfth. On October 14, 2016, plaintiff moved to reargue the Court's dismissal opinion, and defendants filed an opposition to the motion for reargument on October 28, 2016. On December 1, 2016, the court denied the motion for reargument. Plaintiff filed a second amended complaint (the “Second Amended Complaint”) on February 27, 2017 containing allegations and seeking relief similar to that in the Amended Complaint. Defendants moved to dismiss the Second Amended Complaint on March 30, 2017. The court held an oral argument on the motion to dismiss on July 7, 2017, which the court granted in the defendants’ favor on October 6, 2017. On November 2, 2017, the plaintiff filed a notice of appeal to the Delaware Supreme Court appealing the court’s original motion to dismiss opinion, motion for reargument opinion, and second motion to dismiss opinion. The parties have briefed the appeal and are currently awaiting argument and decision.

We have engaged and may in the future engage in a number of acquisitions (including the HLSS Acquisition and the Shellpoint Acquisition described in Note 18 to our Consolidated Financial Statements), and we may be unable to successfully integrate the acquired assets and assumed liabilities in connection with such acquisitions.

As part of our business strategy, we regularly evaluate acquisitions of what we believe are complementary assets. Identifying and achieving the anticipated benefits of such acquisitions is subject to a number of uncertainties, including, without limitation, whether we are able to acquire the assets, within our parameters, integrate the acquired assets and manage the assumed liabilities efficiently. As an example, we depend on Ocwen for significant operational support with respect to HLSS assets and the Ocwen Subject MSRs. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of such acquisitions. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or such counterparties conduct business. We could also be adversely affected by any issues attributable to the related seller’s operations that arise or are based on events or actions that occurred prior to the closing of such acquisitions. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows. Due to the costs of engaging in a number of acquisitions, we may also have difficulty completing more acquisitions in the future.

There may be difficulties with integrating the loans related to the Citi Transaction into Nationstar’s servicing platform, which could have a material adverse effect on our results of operations, financial condition and liquidity.

In connection with the Citi Transaction (Note 5 to our Consolidated Financial Statements), Citi’s remaining interim servicing obligations will be transferred to Nationstar, subject to GSE and other regulatory approvals. The ability to integrate and service the assets acquired in the Citi Transaction and in all similar future transactions will depend in large part on the success of Nationstar’s development and integration of expanded servicing capabilities with Nationstar’s current operations. We may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer, or is more costly, than expected.

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

Refer to “Risk Factors—Risks Related to Our Business—Stockholder or other litigation against HLSS and/or us could result in the payment of damages and/or may materially and adversely affect our business, financial condition, results of operations and liquidity” for a description of the Chester County Employees’ Retirement Fund litigation.

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

HLSS acquired assets and assumed liabilities could be adversely affected as a result of events or conditions that occurred or existed before the closing of the HLSS Acquisition. Adverse changes in the assets or liabilities we have acquired or assumed, respectively, as part of the HLSS Acquisition, could occur or arise as a result of actions by HLSS or Ocwen, legal or regulatory developments, including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of HLSS or Ocwen. We are subject to a variety of risks as a result of our dependence on Servicing Partners, including, without limitation, the potential loss of all of the value of our Excess MSRs in the event that the servicer of the underlying loans is terminated by the mortgage loan owner or RMBS bondholders. A significant decline in the value of HLSS assets or a significant increase in HLSS liabilities we have acquired could adversely affect our future business, financial condition, cash flows and results of operations. HLSS is subject to a number of other risks and uncertainties, including regulatory investigations and legal proceedings against HLSS, and others with whom HLSS conducted business. Moreover, any insurance proceeds received with respect to such matters may be inadequate to cover the associated losses. Adverse developments at Ocwen, including liquidity issues, ratings downgrades, defaults under debt agreements, servicer rating downgrades, failure to comply with the terms of PSAs, termination under PSAs, Ocwen bankruptcy proceedings and additional regulatory issues and settlements, including those described above, could have a material adverse effect on us. See “—We rely heavily on our Servicing Partners to achieve our investment objective and have no direct ability to influence their performance.”

Our ability to borrow may be adversely affected by the suspension or delay of the rating of the notes issued under certain of our financing facilities by the credit agency providing the ratings.

Certain of our financing facilities are rated by one rating agency and we may sponsor financing facilities in the future that are rated by credit agencies. The related agency or rating agencies may suspend rating notes backed by servicer advances, MSRs, Excess MSRs and our other investments at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, or amend or modify other financing facilities which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

A downgrade of certain of the notes issued under our financing facilities could cause such notes to become due and payable prior to their expected repayment date/maturity date, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines, which could increase advances and materially and adversely affect our business, financial condition, results of operations and liquidity.

When a residential mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. These servicer advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, servicer advance financing facilities generally contain provisions that limit the eligibility of servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that need to be funded from the related servicer’s own capital. Such increases in foreclosure timelines could increase the need for capital to fund servicer advances, which would increase our interest expense, delay the collection of interest income or servicing revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends. For more information, see “—We could be materially and adversely affected by past events, conditions or actions with respect to HLSS or Ocwen” above.

Certain of our Servicing Partners have triggered termination events or events of default under some PSAs underlying the MSRs with respect to which we are entitled to the basic fee component or Excess MSRs.

In certain of these circumstances, the related Servicing Partner may be terminated without any right to compensation for its loss, other than the right to be reimbursed for any outstanding servicer advances as the related loans are brought current, modified, liquidated or charged off. So long as we are in compliance with our obligations under our servicing agreements and purchase agreements, if we or one of our Servicing Partners is terminated as servicer, we may have the right to receive an indemnification payment from the applicable Servicing Partner, even if such termination related to servicer termination events or events of default existing at the time of any transaction with such Servicing Partner. If one of our Servicing Partners is terminated as servicer under a PSA, we will lose any investment related to such Servicing Partner’s MSRs. If we or such Servicing Partner is terminated as servicer with respect to a PSA and we are unable to enforce our contractual rights against such Servicing Partner, or if such Servicing Partner is unable to make any resulting indemnification payments to us, if any such payment is due and payable, it may have a material adverse effect on our financial condition, results of operations, ability to make distributions, liquidity and financing arrangements, including our servicer advance financing facilities, and may make it more difficult for us to acquire additional interests in MSRs in the future.

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

We may be liable to purchasers under the related sale agreement for any breaches of representations and warranties made by HLSS at the time the applicable loans were sold. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans’ compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. If the purchaser is successful in asserting its claim for recourse, this could adversely affect the availability of financing under loan financing facilities or otherwise adversely impact our results of operations and liquidity. From time to time we sell residential mortgage loans pursuant to loan sale agreements. The risks describe in this paragraph relate to any such sales as well.

Our ability to exercise our cleanup call rights may be limited or delayed if a third party contests our ability to exercise our cleanup call rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.

Certain servicing contracts permit more than one party to exercise a cleanup call-meaning the right of a party to collapse a securitization trust by purchasing all of the remaining loans held by the securitization trust pursuant to the terms set forth in the applicable servicing agreement. While the servicers from which we acquired our cleanup call rights (or other servicers from which these servicers acquired MSRs) may be named as the party entitled to exercise such rights, certain third parties may also be permitted to exercise such rights. If any such third party exercises a cleanup call, we could lose our ability to exercise our cleanup call right and, as a result, lose the ability to generate positive returns with respect to the related securitization transaction. In addition, another party could impair our ability to exercise our cleanup call rights by contesting our rights (for example, by claiming that they hold the exclusive cleanup call right with respect to the applicable securitization trust). Moreover, because the ability to exercise a cleanup call right is governed by the terms of the applicable servicing agreement, any ambiguous or conflicting language regarding the exercise of such rights in the agreement may make it more difficult and costly to exercise a cleanup call right. Furthermore, certain servicing contracts provide cleanup call rights to a servicer currently subject to bankruptcy proceedings from which our servicers have acquired MSRs. While, notwithstanding the related bankruptcy proceedings, it is possible that we will be able to exercise the related cleanup calls within our desired time frame, our ability to exercise such rights may be significantly delayed or impaired by the applicable securitization trustee or bankruptcy estate or any additional steps required because of the bankruptcy process. Finally, many of our call rights are not currently exercisable and may not become exercisable for a period of years. As a result, our ability to realize the benefits from these rights will depend on a number of factors at the time they become exercisable many of which are outside our control, including interest rates, conditions in the capital markets and conditions in the residential mortgage market.

The exercise of cleanup calls could negatively impact our interests in MSRs.

The exercise of cleanup call rights results in the termination of the MSRs on the loans held within the related securitization trusts. To the extent we own interests in MSRs with respect to loans held within securitization trusts where cleanup call rights are exercised, whether they are exercised by us or a third party, the value of our interests in those MSRs will likely be reduced to zero and we could incur losses and reduced cash flows from any such interests.

New Residential’s subsidiary New Residential Mortgage LLC is or may become subject to significant state and federal regulations.

A subsidiary of New Residential, NRM, has obtained or is currently in the process of obtaining applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions.  As a result of NRM’s current and expected approvals, NRM is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations do, and may in the future, significantly affect the way that NRM does business, and subject NRM and New Residential to additional costs and regulatory obligations, which could impact our financial results.

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

We have acquired MSRs and may in the future acquire additional MSRs from third-party mortgage loan originators, brokers or other sellers, and we therefore are or will become dependent on such third parties for the related mortgage loans’ compliance with applicable law, and on third-party mortgage servicers, including our Servicing Partners, to perform the day-to-day servicing on the mortgage loans underlying any such MSRs. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the residential mortgage servicing standards, “ability-to-repay” and “qualified mortgage” regulations promulgated by the CFPB, which became effective in 2014. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Although we do not currently originate or directly service any mortgage loans, failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us, as an investor in MSRs, to state or CFPB administrative proceedings, which could result in monetary penalties, license suspensions or revocations, or restrictions to our business, all of which could adversely impact our business and financial results and damage our reputation.

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

We do not currently engage in any day-to-day servicing operations, and instead engage third-party servicers to subservice mortgage loans relating to any MSRs we acquire. It is therefore possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of the MSRs we acquire. Additionally, we may become subject to fines, penalties or civil liability based upon the conduct of any third-party servicer who services mortgage loans related to MSRs that we have acquired or will acquire in the future.

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

On December 27, 2017, SoftBank announced that it completed the SoftBank Merger. In connection with the SoftBank Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of New Residential as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Nationstar and OneMain—invest in real estate and other securities and loans, consumer loans and interests in MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.6 billion in investments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Nationstar and OneMain which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in interests in MSRs, consumer loans, and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

It would be difficult and costly for us to terminate our Management Agreement with our Manager. The Management Agreement may only be terminated annually upon (i) the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our Manager will be provided 60 days’ prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future performance of the underlying investments) or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

The U.S. Federal Reserve (the “Fed”) announced in November 2008 a program of large-scale purchases of Agency RMBS in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. Subject to specified investment guidelines, the portfolios of Agency RMBS purchased through the programs established by the U.S. Treasury and the Fed may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency RMBS that we seek to acquire during the remaining term of these portfolios.

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

Additionally, because of the financial problems faced by Fannie Mae and Freddie Mac that led to their federal conservatorships, many policymakers have been examining the value of a federal mortgage guarantee and the appropriate role for the U.S. government in providing liquidity for residential mortgage loans. In June 2013, legislation titled “Housing Finance Reform and Taxpayer Protection Act of 2013” was introduced in the U.S. Senate; in July 2013, legislation titled “Protecting American Taxpayers and Homeowners Act of 2013” was introduced in the U.S. House of Representatives. The bills differ in many respects, but both require the wind-down of the GSEs. Each chairman of the respective Congressional committees of jurisdiction, as well as the Secretary of the Treasury, has each stated that housing finance policy is a priority. However, the details of any plans, policies or proposals with respect to the housing GSEs are unknown at this time. Other bills have been introduced that change the GSEs’ business charters and eliminate the entities or make other changes to the existing framework. We cannot predict whether or when the introduced legislation, the amended legislation or any future legislation may be enacted. Such legislation could materially and adversely affect the availability of, and trading market for, Agency RMBS and could, therefore, materially and adversely affect the value of our Agency RMBS and our business, operations and financial condition.

Legislation that permits modifications to the terms of outstanding loans may negatively affect our business, financial condition, liquidity and results of operations.

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage backed securities and interests in MSRs. As a result, such loan modifications are negatively affecting our business, results of operations, liquidity and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

We intend to operate in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. See “—Risks Related to our Business—The valuations of our assets are subject to uncertainty because most of our assets are not traded in an active market,” and “—Risks Related to Our Business—Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.” Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments (such as TBAs) may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.

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

Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status would also apply to us if Drive Shack failed to qualify as a REIT for any taxable year ended on or before December 31, 2014, and we were treated as a successor to Drive Shack for U.S. federal income tax purposes. Although Drive Shack (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ended on or before December 31, 2014 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Drive Shack, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Drive Shack were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Drive Shack.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some “qualified dividends.”

Dividends payable to domestic stockholders that are individuals, trusts, and estates are generally taxed at reduced tax rates applicable to “qualified dividends.” Dividends payable by REITs, however, generally are not eligible for those reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to non-REIT corporate dividends, which could affect the value of our real estate assets negatively.

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

Under the recently enacted Tax Cuts and Jobs Act (“TCJA”), we generally will be required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of, among other categories of income, income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time.  This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018.

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

•
part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit, a portion of the distributions paid to a tax exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.

The recently enacted TCJA makes substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the TCJA next year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

Our common stock began trading (on a when issued basis) on the NYSE on May 2, 2013. There can be no assurance that an active trading market for our common stock will be sustained in the future, and the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	a shift in our investor base;

•	our quarterly or annual earnings and cash flows, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	market performance of affiliates and other counterparties with whom we conduct business;

•	the operating and stock price performance of other comparable companies;

•	our failure to qualify as a REIT, maintain our exemption under the 1940 Act or satisfy the NYSE listing requirements;

•	negative public perception of us, our competitors or industry;

•	overall market fluctuations; and

•	general economic conditions.

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

Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under “—Risks Related to our Taxation as a REIT—We may be unable to generate sufficient cash from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively and materially affect our business, results of operations, liquidity and financial condition as well as the market price of our common stock. No assurance can be given that we will make any distributions on shares of our common stock in the future.

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

On June 15, 2017, the court entered an order preliminarily approving a settlement of the Securities Action for $6.0 million, certifying a settlement class, approving the form and content of notice of the settlement to class members, and setting a hearing to determine whether the settlement should receive final approval. Following a hearing on November 17, 2017, the court entered an order and judgment finally approving the settlement and dismissing all claims with prejudice.

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

Total Return Performance
New Residential Investment Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
5/16/13
6/30/13
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
9/30/16
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17

	Period Ended
Index	5/16/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
New Residential Investment Corp.	100.00	97.34	98.17	102.76	102.25	103.53	98.62	111.19	134.18	139.61	120.01	119.90
NAREIT All REIT		97.72	95.39	95.68	103.89	111.12	108.20	121.66	126.59	115.28	116.16	124.44
Russell 2000	100.00	99.41	109.56	119.12	120.45	122.92	113.87	124.95	130.34	130.89	115.29	119.43
NAREIT Mortgage REIT		96.13	94.28	94.42	104.96	111.17	106.40	111.31	113.92	105.64	102.51	101.43
S&P 500	100.00	97.55	102.66	113.45	115.50	121.55	122.92	128.98	130.21	130.57	122.17	130.77

	Period Ended
Index	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
New Residential Investment Corp.	119.21	141.86	151.44	177.47	197.22	186.42	206.43	226.72
NAREIT All REIT	131.73	141.43	140.08	135.99	140.03	143.38	145.16	148.60
Russell 2000	117.62	122.08	133.12	144.88	148.46	152.11	160.74	166.10
NAREIT Mortgage REIT	105.75	116.07	121.88	124.60	138.09	144.52	149.58	149.26
S&P 500	132.53	135.79	141.02	146.41	155.29	160.09	167.26	178.37

We have one class of common stock, which is listed on the New York Stock Exchange (NYSE) under the symbol “NRZ.” The following table sets forth, for the periods indicated, the high, low and last sale prices in U.S. dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2017	High	Low	Last Sale	Distributions Declared
First Quarter	$17.25	$15.03	$16.98	$0.48
Second Quarter	$17.86	$15.37	$15.56	$0.50
Third Quarter	$17.30	$15.04	$16.73	$0.50
Fourth Quarter	$18.43	$16.68	$17.88	$0.50
2016
First Quarter	$12.50	$9.07	$11.63	$0.46
Second Quarter	$13.98	$11.36	$13.84	$0.46
Third Quarter	$14.89	$12.73	$13.81	$0.46
Fourth Quarter	$16.43	$13.30	$15.72	$0.46

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. In addition, such distributions may be subject to the receipt of sufficient funds from our servicer subsidiary, NRM, which is subject to regulatory restrictions on its ability to pay distributions.

On February 8, 2018, the closing sale price for our common stock, as reported on the NYSE, was $16.09. As of February 8, 2018, there were approximately 35 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	17,641,617		$14.90	14,859,204
Total	17,641,617	(A)	$14.90	14,859,204	(B)
Equity Compensation Plans Not Approved by Security Holders:
None

(A)
The number of securities to be issued upon exercise of outstanding options does not include 860,571 Converted Options (with a weighted average exercise price of $11.36) held by an affiliate of our Manager.

(B)
No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 134,796 shares of our common stock and 6,000 options awarded to our directors, the shares being awarded in lieu of contractual cash compensation. The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. On January 1, 2018, 2017, 2016 and 2015, 5,654,578 shares, 2,000,000 shares, 8,543,539 shares and 1,437,500 shares, respectively, were added to the number of securities remaining available for future issuance; all of these amounts have been included in the table above.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited historical Consolidated Financial Statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Data
Interest income	$1,519,679	$1,076,735	$645,072	$346,857	$87,567
Interest expense	460,865	373,424	274,013	140,708	15,024
Net Interest Income	1,058,814	703,311	371,059	206,149	72,543
Impairment	86,092	87,980	24,384	11,282	5,454
Net interest income after impairment	972,722	615,331	346,675	194,867	67,089
Servicing revenue, net	424,349	118,169	—	—	—
Other Income	207,786	62,337	42,029	375,088	241,008
Operating Expenses	422,577	174,210	117,823	104,899	42,474
Income Before Income Taxes	1,182,280	621,627	270,881	465,056	265,623
Income tax expense (benefit)	167,628	38,911	(11,001)	22,957	—
Net Income	$1,014,652	$582,716	$281,882	$442,099	$265,623
Noncontrolling Interests in Income of Consolidated Subsidiaries	$57,119	$78,263	$13,246	$89,222	$(326)
Net Income Attributable to Common Stockholders	$957,533	$504,453	$268,636	$352,877	$265,949
Net Income per Share of Common Stock, Basic	$3.17	$2.12	$1.34	$2.59	$2.10
Net Income per Share of Common Stock, Diluted	$3.15	$2.12	$1.32	$2.53	$2.07
Weighted Average Number of Shares of Common Stock Outstanding, Basic	302,238,065	238,122,665	200,739,809	136,472,865	126,539,024
Weighted Average Number of Shares of Common Stock Outstanding, Diluted	304,381,388	238,486,772	202,907,605	139,565,709	128,684,128
Dividends Declared per Share of Common Stock	$1.98	$1.84	$1.75	$1.58	$0.99

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data
Investments in:
Excess mortgage servicing rights, at fair value	$1,173,713	$1,399,455	$1,581,517	$417,733	$324,151
Excess mortgage servicing rights, equity method investees, at fair value	171,765	194,788	217,221	330,876	352,766
Mortgage servicing rights, at fair value	1,735,504	659,483	—	—	—
Mortgage servicing rights financing receivables, at fair value	598,728	—	—	—	—
Servicer advance investments, at fair value	4,027,379	5,706,593	7,426,794	3,270,839	2,665,551
Real estate and other securities, available-for-sale	8,071,140	5,073,858	2,501,881	2,463,163	1,973,189
Residential mortgage loans, held-for-investment	691,155	190,761	330,178	47,838	33,539
Residential mortgage loans, held-for-sale	1,725,534	696,665	776,681	1,126,439	—
Real estate owned	128,295	59,591	50,574	61,933	—
Consumer loans, held-for-investment	1,374,263	1,799,486	—	—	—
Consumer loans, equity method investees	51,412	—	—	—	215,062
Cash and cash equivalents	295,798	290,602	249,936	212,985	271,994
Total assets	22,213,562	18,399,529	15,192,722	8,089,244	5,958,658
Total debt	15,746,530	13,181,236	11,292,622	6,057,853	4,109,329
Total liabilities	17,417,400	14,931,352	12,206,142	6,239,319	4,445,583
Total New Residential stockholders’ equity	4,690,205	3,260,100	2,795,933	1,596,089	1,265,850
Noncontrolling interests in equity of consolidated subsidiaries	105,957	208,077	190,647	253,836	247,225
Total equity	4,796,162	3,468,177	2,986,580	1,849,925	1,513,075
Supplemental Balance Sheet Data
Common shares outstanding	307,361,309	250,773,117	230,471,202	141,434,905	126,598,987
Book value per share of common stock	$15.26	$13.00	$12.13	$11.28	$10.00
Other Data
Core earnings(A)	$861,381	$510,821	$388,756	$219,261	$129,997

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income attributable to common stockholders	$957,533	$504,453	$268,636	352,877	$265,949
Impairment	86,092	87,980	24,384	11,282	5,454
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	(4,322)	7,297	(38,643)	(41,615)	(53,332)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(12,617)	(16,526)	(31,160)	(57,280)	(50,343)
Change in fair value of investments in mortgage servicing rights financing receivables	(109,584)	—	—	—	—
Change in fair value of servicer advance investments	(84,418)	7,768	57,491	(84,217)	—
Gain on consumer loans investment	—	(9,943)	(43,954)	(92,020)	—
Gain on remeasurement of consumer loans investment	—	(71,250)	—	—	—
(Gain) loss on settlement of investments, net	(10,310)	48,800	19,626	(31,297)	(52,657)
Earnings from investments in consumer loans, equity method investees	—	—	—	(53,840)	(82,856)
Unrealized (gain) loss on derivative instruments	2,190	(5,774)	3,538	8,847	(1,820)
Unrealized (gain) loss on other ABS	(2,883)	2,322	(879)	—	—
(Gain) loss on transfer of loans to REO	(22,938)	(18,356)	(2,065)	(17,489)	—
(Gain) loss on transfer of loans to other assets	(488)	(2,938)	690	—	—
Gain on Excess MSR recapture agreements	(2,384)	(2,802)	(2,999)	(1,157)	—
(Gain) loss on Ocwen common stock	(5,346)	—	—	—	—
Fee earned on deal termination	—	—	—	(5,000)	—
Other (income) loss	27,741	9,437	5,529	(20)	—
Total Other Income Adjustments	(225,359)	(51,965)	(32,826)	(375,088)	(241,008)

Other Income and Impairment attributable to non-controlling interests	(30,416)	(26,303)	(22,102)	44,961	—
Change in fair value of investments in mortgage servicing rights	(155,495)	(103,679)	—	—	—
Non-capitalized transaction-related expenses	21,723	9,493	31,002	10,281	5,698
Incentive compensation to affiliate	81,373	42,197	16,017	54,334	16,847
Deferred taxes	168,518	34,846	(6,633)	16,421	—
Interest income on residential mortgage loans, held-for sale	13,623	18,356	22,484	—	—
Limit on RMBS discount accretion related to called deals	(28,652)	(30,233)	(9,129)	—	—
Adjust consumer loans to level yield	(41,250)	7,470	71,070	70,394	53,696
Core earnings of equity method investees:
Excess mortgage servicing rights	13,691	18,206	25,853	33,799	23,361
Core Earnings	$861,381	$510,821	$388,756	$219,261	$129,997

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Residential. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Part I, Item 1A, “Risk Factors.”

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold MSRs totaling more than $3.5 trillion since 2010. As of the third quarter of 2017, the top 100 mortgage servicers serviced over $8.5 trillion out of the $10.5 trillion one-to-four family mortgage debt outstanding, according to Inside Mortgage Finance. Furthermore, according to Inside Mortgage Finance, approximately 64% was serviced by the top 25 mortgage servicers as of the third quarter of 2017. Given current market dynamics and an overall challenging servicing environment, we may expect additional market consolidation amongst non-bank servicers. In addition, we believe non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets. As a result, we believe an elevated volume of MSR sales is likely for some period of time. These factors have resulted in increased opportunities for us to acquire interests in MSRs and to provide capital to non-bank servicers. In addition, approximately $1.6 trillion of new loans are expected to be originated in 2018, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). While increased competition and market conditions for MSRs have driven prices higher recently, thereby also increasing the value of the MSRs in which we have invested, we believe MSRs continue to offer attractive returns.

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

In the fourth quarter of 2017, both current interest rates and expected future interest rates generally increased slightly. For instance, the 10-year treasury yield increased from 2.34% to 2.40%. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, while market interest rates increased, market credit spreads for these investments decreased, with the net result being an increase in value during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the fourth quarter of 2017, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees increased by approximately $39.3 million in the aggregate, primarily as a result of a decrease in the weighted average discount rate of the portfolio to 8.9%. In addition, a decrease in discount rates, as well as contractual changes resulting from the Ocwen Transaction, partially offset by a decrease in interest rates, caused the fair value of our MSRs, including MSR financing receivables, to increase by approximately $91.8 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of December 31, 2017 was 1.41%, compared to 1.61% as of September 30, 2017. The spread changed primarily as a result of increased funding costs and lower yields from new securities purchased during the fourth quarter of 2017. The net interest spread on our Non-Agency RMBS portfolio as of December 31, 2017 was 2.76%, compared to 3.01% as of September 30, 2017. This spread changed primarily as a result of lower yields from new securities purchased during the fourth quarter of 2017 and increased funding costs.

General U.S. Economy and Unemployment

During the fourth quarter of 2017, the U.S. unemployment rate generally continued to decline and equity market prices increased, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measures, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true as the Case Shiller Home Price Index increased from 184 as of the third quarter of 2016 to 195 as of the third quarter of 2017. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.5 million, or 4.9 percent, as of the third quarter of 2017, down from 3.2 million, or 6.3 percent, as of the second quarter of 2017. This trend has helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads generally continued to tighten during the fourth quarter of 2017, which would generally have a favorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolios. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity and other factors related specifically to certain investments within our mortgage securities and loan portfolio coupled with the corporate credit spread tightening during the fourth quarter of 2017 caused the value of the portion of this portfolio that was owned for the entire quarter to increase.

For more information regarding these and other market factors which impact our portfolio, see “Quantitative and Qualitative Disclosures About Market Risk.”

Our Manager

On December 27, 2017, SoftBank announced that it completed the SoftBank Merger. In connection with the SoftBank Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals will remain in place, including those individuals who perform services for us.

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of December 31, 2017.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$267,622,353	$1,145,271	6.1%	$1,345,478	6.3
MSRs(B) (C)	172,454,150	1,476,330	7.9%	1,735,504	6.3
Mortgage Servicing Rights Financing Receivables(B) (C)	64,344,893	489,144	2.6%	598,728	5.8
Servicer Advance Investments(B) (D)	3,581,876	3,924,003	21.0%	4,027,379	5.1
Agency RMBS(E)	2,065,629	2,105,121	11.3%	2,096,351	7.5
Non-Agency RMBS(E)	12,757,357	5,599,644	29.9%	5,974,789	7.7
Residential Mortgage Loans	2,713,686	2,447,953	13.1%	2,416,689	4.6
Real Estate Owned	N/A	137,668	0.7%	128,295	N/A
Consumer Loans	1,377,792	1,380,369	7.4%	1,374,263	3.5
Consumer Loans, Equity Method Investees	178,422	N/A	N/A	51,412	1.4
Total/Weighted Average		$18,705,503	100.0%	$19,748,888	6.1

Reconciliation to GAAP total assets:
Cash and restricted cash				446,050
Servicer advances receivable				675,593
Trades receivable				1,030,850
Deferred tax asset, net				—
Other assets				312,181
GAAP total assets				$22,213,562

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, Mortgage Servicing Rights Financing Receivables, and Servicer Advance Investments is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Represents MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advance Investments also includes the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivables

As of December 31, 2017, we had $2,334.2 million carrying value of MSRs and mortgage servicing rights financing receivables within our servicer subsidiary, NRM.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of December 31, 2017, these subservicers include Nationstar, Ditech, PHH, Ocwen, Flagstar, and Citi, which subservice 41.2%, 29.9%, 20.9%, 6.3%, 1.1%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables). NRM has entered into agreements with Ditech, Nationstar and PHH whereby NRM is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

NRM is, generally, obligated to fund all future servicer advances related to the underlying pools of mortgages on its MSRs and mortgage servicing rights financing receivables. Generally, NRM will advance funds when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, insurance). NRM will also advance funds to maintain and report foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor and subservicers. Per the servicing agreements, NRM is obligated to make certain advances on mortgages to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse NRM for any advances that were deemed nonrecoverable or advances that were not made in accordance with the related servicing contract.

See Note 5 to our Consolidated Financial Statements for further information regarding our investments in mortgage servicing rights financing receivables.

The table below summarizes the terms of our investments in MSRs and mortgage servicing rights financing receivables completed as of December 31, 2017.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency	$172.4	27	bps	$1,735.5
Non-Agency	0.1	50		—
Mortgage Servicing Rights Financing Receivables
Agency	49.5	27		476.2
Non-Agency	14.8	34		122.5
Total	$236.8	27	bps	$2,334.2

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivables as of December 31, 2017 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$1,735,504	$172,392,496	1,233,955	744	4.3%	257	68	3.3%	13.3%	13.0%	0.4%	16.3%
Non-Agency	—	61,654	891	624	7.2%	194	177	42.8%	15.8%	10.4%	6.0%	—%
Mortgage Servicing Rights Financing Receivables
Agency	476,206	49,498,415	364,791	744	4.2%	246	74	7.5%	13.5%	12.9%	0.6%	14.3%
Non-Agency	122,522	14,846,478	107,347	661	5.1%	267	143	22.5%	13.6%	10.5%	3.4%	—%
Total	$2,334,232	$236,799,043	1,706,984	739	4.4%	255	74	5.4%	13.4%	12.9%	0.6%	14.8%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	1.7%	0.5%	0.8%	0.3%	—%	0.3%
Non-Agency	9.2%	3.7%	2.1%	19.3%	—%	1.7%
Mortgage Servicing Rights Financing Receivables
Agency	1.7%	0.4%	0.5%	0.5%	—%	0.3%
Non-Agency	7.1%	4.4%	8.0%	3.3%	2.0%	3.0%
Total	2.0%	0.7%	1.2%	0.5%	0.2%	0.4%

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

The PHH Transaction (Note 5 to our Consolidated Financial Statements) settled in stages during 2017. As of December 31, 2017, MSRs, and related servicer advances receivable, with respect to private-label residential mortgage loans of approximately $6.0 billion in total UPB with a purchase price of approximately $35.5 million had not been settled. On January 16, 2018, pursuant to the Walter Purchase Agreement (Note 5 to our Consolidated Financial Statements), NRM purchased MSRs, and related servicer advances receivable, with respect to certain Freddie Mac residential mortgage loans with a total UPB of $11.5 billion for a purchase price of approximately $101.5 million. Also see Note 18 to our Consolidated Financial Statements for further information regarding our investments in mortgage servicing rights and mortgage servicing rights financing receivables subsequent to December 31, 2017.

Excess MSRs

As of December 31, 2017, we had approximately $1.3 billion estimated carrying value of Excess MSRs (held directly and through joint ventures). As of December 31, 2017, our completed investments represent an effective 32.5% to 100.0% interest in the Excess MSRs (held either directly or through joint ventures) on pools of residential mortgage loans with an aggregate UPB of approximately $267.6 billion. In our capacity as owner of the Excess MSRs, we do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our Excess MSRs. However, we, in certain cases through co-investments made by our subsidiaries, may separately agree to do so and have separately purchased Servicer Advance Investments, including the right to receive the basic fee component of related MSRs, on the Non-Agency portfolios underlying our Excess MSR investments. See “—Servicer Advance Investments” below.

Nationstar is the servicer of $177.0 billion UPB of the loans underlying our investments in Excess MSRs through December 31, 2017, and our servicers earn a basic fee in exchange for providing all servicing functions. In addition, when Nationstar sells Excess MSRs to us, it generally retains a 20.0% to 35.0% interest in the Excess MSRs and all ancillary income associated with the portfolios.

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

In April 2015, we acquired Excess MSRs in connection with the HLSS Acquisition (Note 1 to our Consolidated Financial Statements). Ocwen continues to service the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of December 31, 2017 is equal to 6.1 bps times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target. In July 2017, we entered into the Ocwen Transaction as described in Note 5 to our Consolidated Financial Statements.

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

The tables below summarize the terms of our investments in Excess MSRs completed as of December 31, 2017.

Summary of Direct Excess MSR Investments as of December 31, 2017

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$63.8	28	bps	21	bps	32.5% - 66.7%	$280.0
Recapture Agreements	—	29		22		32.5% - 66.7%	44.6
	63.8	28		21			324.6
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$64.1	34		16		33.3% - 100.0%	$190.7
Recapture Agreements	—	26		20		33.3% - 100.0%	19.8
Ocwen Serviced Pools	89.1	46		14		100.0%	638.6
	153.2	43		15			849.1
Total/Weighted Average	$217.0	39	bps	17	bps		$1,173.7

(A)	The MSR is a weighted average as of December 31, 2017, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $139.5 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2017

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$50.5	32	bps	21	bps	50.0%	66.7%	33.3%	$271.8
Recapture Agreements	—	32		23		50.0%	66.7%	33.3%	49.4
Total/Weighted Average	$50.5	32	bps	21	bps				$321.2

(A)	The MSR is a weighted average as of December 31, 2017, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2017 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$212,755	$51,089,370	346,633	708	4.5%	275	101	9.1%	15.2%	14.2%	1.2%	26.2%
Recaptured Loans	67,278	12,749,911	74,471	721	4.1%	290	29	0.7%	10.4%	10.1%	0.3%	29.0%
Recapture Agreement	44,603	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$324,636	$63,839,281	421,104	711	4.4%	278	85	7.5%	14.3%	13.4%	1.0%	26.6%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	173,818	60,864,831	333,199	670	4.3%	281	143	38.0%	15.9%	12.0%	4.3%	13.4%
Recaptured Loans	16,878	3,281,599	14,508	739	4.0%	290	20	3.6%	11.9%	11.9%	—%	26.9%
Recapture Agreement	19,814	—	—	—	—%	—	—	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	638,567	89,135,588	621,801	642	4.4%	314	146	15.6%	10.6%	7.2%	3.6%	—%
	$849,077	$153,282,018	969,508	651	4.4%	305	144	24.2%	12.0%	8.5%	3.8%	4.3%
Total/Weighted Average(I)	$1,173,713	$217,121,299	1,390,612	664	4.4%	300	132	19.3%	12.5%	9.5%	3.2%	9.9%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.3%	1.7%	1.8%	1.1%	0.3%	0.2%
Recaptured Loans	2.0%	0.7%	0.8%	0.2%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.8%	1.4%	1.6%	0.9%	0.3%	0.2%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.0%	3.2%	3.5%	7.3%	1.3%	2.1%
Recaptured Loans	1.4%	0.3%	0.3%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Ocwen Serviced Pools(H)	8.3%	5.2%	7.0%	7.4%	2.1%	1.8%
	8.7%	4.6%	6.0%	7.3%	1.8%	1.9%
Total/Weighted Average(I)	7.7%	4.0%	5.1%	6.0%	1.5%	1.5%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $139.5 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Collateral characteristics related to approximately $2.1 billion of UPB are as of November 30, 2017.

(I)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of December 31, 2017 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$160,409	$35,038,897	33.3%	309,839	691	5.1%	268	117	9.7%	17.2%	15.2%	2.3%	29.5%
Recaptured Loans	111,376	15,462,157	33.3%	106,118	704	4.1%	285	35	0.6%	11.3%	10.9%	0.5%	36.4%
Recapture Agreement	49,412	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average	$321,197	$50,501,054		415,957	695	4.8%	273	92	6.9%	15.5%	14.0%	1.8%	31.1%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.9%	2.1%	1.9%	1.7%	0.5%	0.3%
Recaptured Loans	3.4%	1.2%	1.0%	0.3%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	5.2%	1.9%	1.6%	1.2%	0.4%	0.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

In December 2014, we acquired Servicer Advance Investments from SLS, as described under “—Excess MSRs” above.

On April 6, 2015, we acquired Servicer Advance Investments in connection with the HLSS Acquisition, as described under “—Excess MSRs” above. In July 2017, we entered into the Ocwen Transaction as described in Note 5 to our Consolidated Financial Statements.

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2017
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$1,016,344	$1,047,136	$50,363,639	$883,031	1.8%
Ocwen serviced pools	2,907,659	2,980,243	89,096,733	2,698,845	3.0%
Total	$3,924,003	$4,027,379	$139,460,372	$3,581,876	2.6%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the year ended, December 31, 2017 (dollars in thousands):

			Year Ended December 31, 2017		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	6.8%	5.1	$84,418	$3,461,718	93.2%	92.0%	3.3%	3.0%

(A)
Based on outstanding servicer advances, excluding purchased but unsettled servicer advances and certain deferred servicing fees (“DSF”) which we received financing on. If we were to include these DSF in the servicer advance balance, gross and net LTV as of December 31, 2017 would be 87.4% and 86.3%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $80.0 million from the outstanding servicer advances debt. If we were to sell these bonds, gross and net LTV as of December 31, 2017 would be 95.3% and 94.1%, respectively.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

December 31, 2017
Principal and interest advances	$909,133
Escrow advances (taxes and insurance advances)	1,636,381
Foreclosure advances	1,036,362
Total	$3,581,876

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2017, we owned an approximately 72.8% interest in the Buyer.

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

The Nationstar Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.3%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.6 bps, on a weighted average basis as of December 31, 2017. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans. The Ocwen servicing fee is equal to 6.1 bps, based on the servicing fee collections of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related sale supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amounts of $37.6 million, $39.0 million and $48.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The SLS Incentive Fee is equal to up to 4.0 bps on the UPB of the underlying loans, depending on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

The Ocwen Incentive Fee payable in any month is reduced if the advance ratio exceeds a predetermined level for that month. If the advance ratio is exceeded in any month, any performance-based incentive fee payable for such month will be reduced by 1-month LIBOR plus 2.75% (or 275 bps) per annum of the amount of any such excess servicer advances.

A further discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2017 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency ARM RMBS	$105,777	$115,180	9.2%	$—	$(4,649)	$110,531	26	3.7	19.8%	$119,335
Agency Specified Pools	1,097,852	1,131,913	90.8%	1,176	(3)	1,133,086	72	7.4	0.6%	8,017
Agency RMBS	$1,203,629	$1,247,093	100.0%	$1,176	$(4,652)	$1,243,617	98	7.0	2.3%	$127,352

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of December 31, 2017 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$105,777	$115,180	100.0%	$110,531	3.5%	1.7%	N/A	1.9%	8.9%	6

(A)	Of these investments, 94.5% reset based on 12-month LIBOR index, 3.3% reset based on one-month LIBOR, and 2.2% reset based on the one-year Treasury Constant Maturity Rate.

(B)	Represents the maximum change in the coupon at the end of the fixed rate period. All securities in this category are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of December 31, 2017:

Net Interest Spread(A)
Weighted Average Asset Yield	2.83%
Weighted Average Funding Cost	1.42%
Net Interest Spread	1.41%

(A)
The Agency RMBS portfolio consists of 9.2% floating rate securities and 90.8% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We also hold $862.0 million face amount of Treasury securities with an amortized cost basis of $858.0 million and a carrying value of $852.7 million as of December 31, 2017.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2017 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$12,757,357	$5,599,644	$423,504	$(48,359)	$5,974,789	$4,720,290

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2017 (dollars in thousands):

	Non- Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CC	393	$1,958,012	$1,415,651	25.4%	$1,579,898	13.2%	1.6%	8.6	2.6%
2006	CC	120	2,618,417	1,646,999	29.6%	1,768,446	7.0%	1.9%	8.5	1.9%
2007	CC	89	3,192,167	1,841,903	33.1%	1,934,340	6.1%	1.3%	7.3	2.2%
2008 and later	BBB-	146	4,959,071	665,311	11.9%	661,882	8.6%	—%	5.1	2.8%
Total/Weighted Average	CCC-	748	$12,727,667	$5,569,864	100.0%	$5,944,566	8.5%	1.4%	7.7	2.3%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	13.0	0.08	10.7%	12.9%	12.7%
2006	11.7	0.14	10.4%	14.3%	30.6%
2007	10.9	0.27	12.2%	13.8%	35.0%
2008 and later	12.2	0.74	12.9%	4.0%	2.0%
Total/Weighted Average	11.8	0.24	11.4%	12.5%	24.1%

(A)	Excludes $29.7 million face amount of bonds backed by consumer loans.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 204 bonds with a carrying value of $380.5 million which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2017.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2017.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $186.0 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $172.5 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2017:

Net Interest Spread(A)
Weighted Average Asset Yield	5.66%
Weighted Average Funding Cost	2.90%
Net Interest Spread	2.76%

(A)	The Non-Agency RMBS portfolio consists of 90.5% floating rate securities and 9.5% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $144.9 billion.

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

Residential Mortgage Loans

As of December 31, 2017, we had approximately $2.7 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $1.9 billion and notes and bonds payable with an aggregate face amount of approximately $137.2 million. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2017 (dollars in thousands).

	Outstanding Face Amount	Carrying Value(A)	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(B)	Floating Rate Loans as a % of Face Amount	LTV Ratio(C)	Weighted Avg. Delinquency(D)	Weighted Average FICO(E)
Performing Loans(H)	$557,381	$507,615	8,876	8.0%	5.5	22.1%	76.4%	8.7%	649
Purchased Credit Deteriorated Loans(I)	249,254	183,540	2,142	7.2%	3.1	14.7%	84.2%	75.8%	597
Total Residential Mortgage Loans, held-for-investment	$806,635	$691,155	11,018	7.7%	4.8	19.8%	78.8%	29.4%	633

Reverse Mortgage Loans(F) (G)	$16,755	$6,870	48	7.5%	4.5	15.9%	141.2%	77.8%	N/A
Performing Loans(H) (J)	1,044,116	1,071,371	15,464	4.0%	4.8	10.2%	53.2%	7.0%	654
Non-Performing Loans(I) (J)	846,181	647,293	5,597	5.6%	4.3	18.7%	94.4%	63.3%	581
Residential Mortgage Loans, held- for-sale	$1,907,052	$1,725,534	21,109	4.8%	4.6	14.0%	72.2%	32.6%	622

(A)	Includes residential mortgage loans with a United States federal income tax basis of $2,414.4 million as of December 31, 2017.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

(C)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(D)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(E)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(F)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.5 million at December 31, 2017. Approximately 54.3% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(G)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(H)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(I)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of December 31, 2017, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (J) below.

(J)	Includes $33.7 million and $66.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the collateral characteristics of the consumer loans as of December 31, 2017 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,377,792	69.5%	30.5%	174,843	639	17.9%	10.7%	144	3.5	3.1%	1.7%	2.5%	17.4%	6.2%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In February 2017, we completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two year term. We, along with three co-investors, each acquired 25% membership interests in LoanCo. For further information, see Note 9 to our Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2017 (C)	$178,422	25.0%	$178,422	15.1%	1.4	0.4%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of November 30, 2017 as a result of the one month reporting lag.

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

Mortgage Servicing Rights Financing Receivables

As a result of the length of the initial term of the related subservicing agreements between NRM and PHH, and NRM and Ocwen (Note 5 to our Consolidated Financial Statements), although the MSRs were legally sold, solely for accounting purposes we determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreements would not be treated as sales under GAAP. Therefore, rather than recording investments in MSRs, we recorded investments in mortgage servicing rights financing receivables. Income from these investments is recorded as interest income, and we have elected to measure these investments at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivables in the Consolidated Statements of Income.

Servicer Advance Investments

We account for Servicer Advance Investments, which include the basic fee component of the related MSR, as financial instruments, in instances where our subsidiary, NRM, is not the named servicer.

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

We categorize Servicer Advance Investments under Level 3 of the GAAP hierarchy because we use internal pricing models to estimate the future cash flows related to the Servicer Advance Investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. In order to evaluate the reasonableness of our fair value determinations, we engage an independent valuation firm to separately measure the fair value of our Servicer Advance Investments. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range.

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the Servicer Advance Investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $0.4 billion per year on average over the weighted average life of the investment held as of December 31, 2017, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

As described above, we recognize income from Servicer Advance Investments in the form of (i) interest income, which we reflect as a component of net interest income and (ii) changes in the fair value of the Servicer Advance Investments, which we reflect as a component of other income.

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

We account for our investments in LoanCo and WarrantCo (Note 9 to our Consolidated Financial Statements) pursuant to the equity method of accounting because we can exercise significant influence over LoanCo and WarrantCo, but the requirements for consolidation are not met. Our share of earnings and losses in these equity method investees is included in “Earnings from investments in consumer loans, equity method investees” on the consolidated statements of income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the consolidated balance sheets. LoanCo has elected to measure its investment in consumer loans at fair value and WarrantCo has elected to measure its investments in warrants at fair value.

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

We have invested in Nationstar serviced Servicer Advance Investments, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of December 31, 2017, we owned an approximately 72.8% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

In May 2017, we securitized a pool of reperforming residential mortgage loans through certain subsidiaries (the “RPL Borrowers” - see Note 9 to our Consolidated Financial Statements). As a result of controlling an optional redemption feature in the securitization, although the loans were legally sold, solely for accounting purposes we determined that substantially all of the risks and rewards inherent in owning the loans had not been transferred through the securitization, and that it would not be treated as a sale under GAAP. Furthermore, we have determined that the RPL Borrowers are VIEs and that we are their primary beneficiary, and consolidate them, as a result of controlling the optional redemption feature and owning certain notes issued by the RPL Borrowers.

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” We have made certain investments, particularly our investments in MSRs and Servicer Advance Investments, through TRSs and are subject to regular corporate income taxes on these investments.

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

MTM Assets	OCI Assets	Cost Assets
Excess MSRs	Real estate and other securities, available-for-sale	Residential mortgage loans, held-for-investment
Excess MSRs, equity method investees		Residential mortgage loans, held-for-sale
MSRs		Real estate owned (REO)
MSR Financing Receivables		Consumer loans, held-for-investment
Servicer Advance Investments		Consumer loans, equity method investees
Certain assets within Other Assets, primarily derivatives		Servicer advances receivable
Trades receivable
Deferred tax asset, net
Other assets, except as described above

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations from year-to-year (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

Comparison of Results of Operations for the years ended December 31, 2017 and 2016

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Interest income	$1,519,679	$1,076,735	$442,944	41.1%
Interest expense	460,865	373,424	87,441	23.4%
Net Interest Income	1,058,814	703,311	355,503	50.5%
Impairment
Other-than-temporary impairment (OTTI) on securities	10,334	10,264	70	0.7%
Valuation and loss provision (reversal) on loans and real estate owned	75,758	77,716	(1,958)	(2.5)%
	86,092	87,980	(1,888)	(2.1)%
Net interest income after impairment	972,722	615,331	357,391	58.1%
Servicing revenue, net	424,349	118,169	306,180	259.1%
Other Income
Change in fair value of investments in excess mortgage servicing rights	4,322	(7,297)	11,619	(159.2)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	12,617	16,526	(3,909)	(23.7)%
Change in fair value of investments in mortgage servicing rights financing receivables	66,394	—	66,394	100.0%
Change in fair value of servicer advance investments	84,418	(7,768)	92,186	(1,186.7)%
Gain on consumer loans investment	—	9,943	(9,943)	(100.0)%
Gain on remeasurement of consumer loans investment	—	71,250	(71,250)	(100.0)%
Gain (loss) on settlement of investments, net	10,310	(48,800)	59,110	(121.1)%
Earnings from investments in consumer loans, equity method investees	25,617	—	25,617	100.0%
Other income (loss), net	4,108	28,483	(24,375)	(85.6)%
	207,786	62,337	145,449	233.3%
Operating Expenses
General and administrative expenses	67,159	38,570	28,589	74.1%
Management fee to affiliate	55,634	41,610	14,024	33.7%
Incentive compensation to affiliate	81,373	42,197	39,176	92.8%
Loan servicing expense	52,330	44,001	8,329	18.9%
Subservicing expense	166,081	7,832	158,249	2,020.5%
	422,577	174,210	248,367	142.6%
Income (Loss) Before Income Taxes	1,182,280	621,627	560,653	90.2%
Income tax expense (benefit)	167,628	38,911	128,717	330.8%
Net Income (Loss)	$1,014,652	$582,716	$431,936	74.1%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$57,119	$78,263	$(21,144)	(27.0)%
Net Income (Loss) Attributable to Common Stockholders	$957,533	$504,453	$453,080	89.8%

Interest Income

Interest income increased by $442.9 million primarily attributable to incremental interest income of (i) $165.8 million from an increase in the size of Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency

RMBS trusts that were terminated upon the execution of calls, (ii) $161.8 million from Servicer Advance Investments, primarily due to a $204.1 million increase from HLSS Servicer Advance Investments driven by retrospective adjustments resulting from a change in cash flow assumptions, partially offset by faster prepayment speeds and a lower forward LIBOR curve as compared to prior projections, (iii) $78.7 million from Mortgage Servicing Rights Financing Receivables due to the PHH and Ocwen Transactions (Note 5 to our Consolidated Financial Statements), (iv) $53.8 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls, and (v) $31.1 million from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016. The increase was partially offset by (vi) a $47.0 million decrease from Excess MSR investments attributable to a step up in prepayment rates relative to the prior year, and (vii) a $1.3 million decrease in interest income related to recoveries from certain GNMA EBO servicer advances.

Interest Expense

Interest expense increased by $87.4 million primarily attributable to increases of (i) $73.7 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to December 31, 2016, (ii) $43.3 million of interest expense on MSRs and related servicer advances financing obtained subsequent to December 31, 2016, (iii) $25.8 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iv) $16.9 million on debt collateralized by Excess MSRs issued subsequent to December 31, 2016. The increase was partially offset by (v) a $70.7 million decrease in interest on financings related to Servicer Advance Investments due to debt extinguishment and refinancing subsequent to December 31, 2016, and (vi) $1.6 million on Consumer Loans due to a decrease in the levered portfolio.

Other than Temporary Impairment (OTTI) on Securities

The other-than-temporary impairment on securities increased by $0.1 million primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of December 31, 2017.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

The $2.0 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $15.1 million decrease in impairment on Residential Mortgage Loans and REO due primarily to improved performance on certain non-performing loans and a reduction in impairment on REOs during the year ended December 31, 2017. The decrease was partially offset by (ii) a $9.3 million increase in consumer loan provision expense on loans recorded as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) and certain newly originated consumer loans acquired subsequent to December 31, 2016, and (iii) a $3.8 million increase of reserve related to certain GNMA EBO servicer advances receivable.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount
Changes in interest rates and prepayment rates	$(38,848)	$120,602	$(159,450)
Changes in discount rates	165,496	(1,767)	167,263
Changes in other factors	28,847	(15,156)	44,003
Total	$155,495	$103,679	$51,816

Servicing revenue, net increased $306.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of MSR acquisitions by our servicer subsidiary, NRM, the majority of which closed subsequent to December 31, 2016 (Note 5 to our Consolidated Financial Statements). $51.8 million of the increase was related to changes in valuation inputs and assumptions, primarily driven by a decrease in discount rates, partially offset by faster prepayment speeds.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount
Changes in interest rates and prepayment rates	$(41,410)	$(2,080)	$(39,330)
Changes in discount rates	41,526	—	41,526
Changes in other factors	4,206	(5,217)	9,423
Total	$4,322	$(7,297)	$11,619

The increase in mark-to-market fair value adjustments during the year ended December 31, 2017 consisted primarily of an increase in value on the Excess MSR pools driven by a decrease in average discount rate on the portfolio, offset by an increase in projected prepayment speeds and faster actual prepayment rates throughout the year.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount
Changes in interest rates and prepayment rates	$(3,420)	$2,669	$(6,089)
Changes in discount rates	4,840	—	4,840
Changes in other factors	11,197	13,857	(2,660)
Total	$12,617	$16,526	$(3,909)

The decrease in positive mark-to-market adjustments during the year ended December 31, 2017 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, which totaled $11.2 million during the year ended December 31, 2017, compared to $13.9 million during the year ended December 31, 2016.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount
Changes in interest rates and prepayment rates	$(259)	$—	$(259)
Changes in discount rates	115,840	—	115,840
Changes in other factors	(5,997)	—	(5,997)
Total	$109,584	$—	$109,584

The change in fair value of investments in mortgage servicing rights financing receivables of $66.4 million during the year ended December 31, 2017 is due to the acquisition of mortgage servicing rights financing receivables as a result of the PHH Transaction and Ocwen Transaction (Note 5 to our Consolidated Financial Statements), which are measured at fair value on a recurring basis. $109.6 million of the increase was related to changes in valuation inputs and assumptions, primarily discount rates, which was offset by $43.2 million of amortization of servicing rights.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount
Changes in interest rates and prepayment rates	$(16,109)	$(23,806)	$7,697
Changes in discount rates	(128,336)	7,864	(136,200)
Changes in other factors	228,863	8,174	220,689
Total	$84,418	$(7,768)	$92,186

The positive mark-to-market adjustments during the year ended December 31, 2017 were mainly driven by a change in valuation assumptions related to the HLSS portfolio. Primarily, we reduced our assumption related to the cost of subservicing in periods subsequent to the expiration of the related contract to reflect the current characteristics of, and market for, this investment. This change in assumption resulted in a positive mark-to-market adjustment of $193.8 million. Changes in valuation inputs and assumptions related to the Ocwen Transaction (Note 5 to our Consolidated Financial Statements) further increased the fair value by $41.5 million. The increase was partially offset by a negative mark-to-market adjustment of $128.3 million driven by a discount rate change related to the HLSS portfolio.

Gain on Consumer Loans Investment

The gain on consumer loans investment decreased $9.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease was due to the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016, triggering a change in accounting to income recognition based on the consolidated assets and liabilities rather than recognition of income based on the distributions in excess of basis for prior periods.

Gain on Remeasurement of Consumer Loans Investment

Gain on remeasurement of consumer loans investment of $71.3 million during the year ended December 31, 2016 represents the remeasurement of New Residential’s previously held equity method investment in the Consumer Loan Companies as a result of obtaining a controlling financial interest through the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements).

Gain (Loss) on Settlement of Investments, Net

Loss on settlement of investments, net increased by $59.1 million, primarily related to (i) $48.1 million change in loss on sale of real estate securities to gain on sale of real estate securities, (ii) increased gain on sale of residential mortgage loans of $27.6 million, (iii) $11.3 million realized gain related to the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), and (iv) decreased loss on extinguishment of debt and writeoff financing fees of $6.0 million. This increase was partially offset by (v) $13.9 million change in gain on sale of REO to loss on sale of REO, (vi) $11.7 million increase in loss on settlement of derivatives, and (vii) $8.4 million increase in loss on liquidated residential mortgage loans, during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Earnings from Investments in Consumer Loans, Equity Method Investees

Earnings from investments in Consumer Loans, Equity Method Investees of $25.6 million during the year ended December 31, 2017 represents earnings generated by our 25% member interest in LoanCo and WarrantCo (Note 9 to our Consolidated Financial Statements).
Other Income (Loss), Net

Other income (loss), net decreased by $24.4 million, primarily attributable to (i) a $16.1 million increase in REO expense and servicer advance expenses, (ii) a $10.4 million decrease in Ocwen downgrade reimbursement income, (iii) a $8.0 million change in unrealized gain on derivative instruments to unrealized loss on derivative instruments, (iv) a $2.4 million decrease in gain on transfers of EBO and reverse mortgage loans to HUD claim receivables, and (v) a $1.4 million increase in reserve on collapse holdback during the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease was partially offset by (vi) a $5.3 million gain on Ocwen common stock, (vii) a $5.2 million change in unrealized loss on other ABS to unrealized gain on other ABS, and (viii) an increased gain on transfer of loans to REO of $4.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses increased by $28.6 million primarily attributable to (i) a $7.1 million increase in expenses related to newly acquired Residential Mortgage Loans, (ii) a $6.8 million increase in deal related expense, (iii) a $5.4 million increase in securitization fees, (iv) a $5.1 million increase in custodian expense and professional fees related to servicing compliance as a result of MSR acquisitions by our servicer subsidiary, NRM, the majority of which closed subsequent to December 31, 2016 (Note 5 to our Consolidated Financial Statements), (v) a $2.4 million increase in professional fees related to legal, and (vi) a $1.1 million increase in trustee fees during the year ended December 31, 2017.

Management Fee to Affiliate

Management fee to affiliate increased by $14.0 million as a result of increases to our gross equity subsequent to December 31, 2016.

Incentive Compensation to Affiliate

Incentive compensation to affiliate increased by $39.2 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Loan Servicing Expense

Loan servicing expense increased by $8.3 million primarily attributable to (i) a $6.5 million increase of loan servicing expense on Consumer Loans, held for investment as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements), and (ii) a $2.1 million increase in servicing expense on the Residential Mortgage Loans, partially offset by (iii) a $0.3 million decrease in servicing expense on Real Estate Securities.

Subservicing Expense

Subservicing expense increased $158.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of transactions that closed subsequent to December 31, 2016 within our servicer subsidiary, NRM (Note 5 to our Consolidated Financial Statements).

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $128.7 million primarily due to (i) the increase in the net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on Servicer Advance Investments and (ii) taxable income at NRM as a mortgage servicer subsequent to December 31, 2016.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests in income (loss) of consolidated subsidiaries decreased by $21.1 million primarily due to (i) a $28.9 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in ownership from 54.2% to 27.2%, as well as a net decrease in net interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the year ended December 31, 2017, which was partially offset by (ii) an increase of $7.8 million from the consolidation of the Consumer Loan Companies as part of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements).

Other Comprehensive Income. See “—Accumulated Other Comprehensive Income (Loss)” below.

Comparison of Results of Operations for the years ended December 31, 2016 and 2015

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Interest income	$1,076,735	$645,072	$431,663	66.9%
Interest expense	373,424	274,013	99,411	36.3%
Net Interest Income	703,311	371,059	332,252	89.5%
Impairment
Other-than-temporary impairment (OTTI) on securities	10,264	5,788	4,476	77.3%
Valuation and loss provision (reversal) on loans and real estate owned	77,716	18,596	59,120	317.9%
	87,980	24,384	63,596	260.8%
Net interest income after impairment	615,331	346,675	268,656	77.5%
Servicing revenue, net	118,169	—	118,169	—%
Other Income
Change in fair value of investments in excess mortgage servicing rights	(7,297)	38,643	(45,940)	(118.9)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	16,526	31,160	(14,634)	(47.0)%
Change in fair value of servicer advance investments	(7,768)	(57,491)	49,723	(86.5)%
Gain on consumer loans investment	9,943	43,954	(34,011)	(77.4)%
Gain on remeasurement of consumer loans investment	71,250	—	71,250	—%
Gain (loss) on settlement of investments, net	(48,800)	(19,626)	(29,174)	148.6%
Other income (loss), net	28,483	5,389	23,094	428.5%
	62,337	42,029	20,308	48.3%
Operating Expenses
General and administrative expenses	38,570	61,862	(23,292)	(37.7)%
Management fee to affiliate	41,610	33,475	8,135	24.3%
Incentive compensation to affiliate	42,197	16,017	26,180	163.5%
Loan servicing expense	44,001	6,469	37,532	580.2%
Subservicing expense	7,832	—	7,832	—%
	174,210	117,823	56,387	47.9%
Income (Loss) Before Income Taxes	621,627	270,881	350,746	129.5%
Income tax expense (benefit)	38,911	(11,001)	49,912	(453.7)%
Net Income (Loss)	$582,716	$281,882	$300,834	106.7%
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$78,263	$13,246	$65,017	490.8%
Net Income (Loss) Attributable to Common Stockholders	$504,453	$268,636	$235,817	87.8%

Interest Income

Interest income increased by $431.7 million primarily attributable to incremental interest income of (i) $232.7 million mainly from Consumer Loans acquired as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016, (ii) $15.6 million from Excess MSR investments and $15.2 million from Servicer Advance Investments due to holding Excess MSR and Servicer Advance Investments acquired through the HLSS Acquisition on April 6, 2015 for a full year in 2016. Interest income further increased by (iii) $155.7 million largely due to an increase in the size of Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the exercise of call rights, and (iv) $13.1 million from Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio during the year ended December 31, 2016, specifically the Fannie Mae loan pool acquired in December 2015. The increase was partially offset by a $0.7 million decrease in interest income on Ginnie Mae EBO servicer advances funded by HLSS and accounted for as a financing transaction due to a decrease in the underlying balance of the portfolio during the year ended December 31, 2016.

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

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

The $59.1 million increase in the valuation provision on residential mortgage loans, held-for-sale and real estate owned resulted from (i) consumer loan provision expense of $53.8 million on loans acquired as a result of the SpringCastle Transaction (Note 9 to our Consolidated Financial Statements) on March 31, 2016 and certain newly originated consumer loans acquired during the second half of 2016 and (ii) an REO impairment increase of $10.2 million due primarily to a decline in home prices. This increase was partially offset by (iii) a decrease of $4.9 million of reserve related to certain GNMO EBO servicer advances receivable during the year ended December 31, 2016.

Servicing Revenue, Net

Servicing revenue, net increased $118.2 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of MSR acquisitions by our servicer subsidiary, NRM, which closed in the fourth quarter of 2016 (Note 5 in our Consolidated Financial Statements).

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of investments in excess mortgage servicing rights decreased by $45.9 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease relates to mark-to-market fair value decreases of $7.3 million during the year ended December 31, 2016, compared to fair value increases of $38.6 million during the year ended December 31, 2015. The mark-to-market fair value adjustments during the year ended December 31, 2016 consisted primarily of a decrease in value on the legacy Excess MSR pools which is driven by lower future projected recapture rates, amortization of the legacy assets, and faster actual prepayment rates throughout the year, offset by slower future projected prepayment rates.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

The change in fair value of investments in excess mortgage servicing rights, equity method investees decreased by $14.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease relates to mark-to-market fair value increases of $16.5 million during the year ended December 31, 2016, compared to fair value increases of $31.1 million during the year ended December 31, 2015. The mark-to-market fair value adjustments during the year ended December 31, 2016 consist primarily of slower future projected prepayment rates, offset by faster actual prepayment rates throughout the year. The mark-to-market adjustments during the year ended December 31, 2015 were driven by increased servicing fees and a cumulative positive adjustment resulting from changes to certain modeling assumptions. Additionally, two Excess MSR joint ventures were restructured into directly owned assets during the first quarter of the year ended December 31, 2015.

Change in Fair Value of Servicer Advance Investments

The change in fair value of Servicer Advance Investments decreased $49.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease relates to asset mark-downs of $7.8 million during the year ended December 31, 2016 compared to mark-downs of $57.5 million during the year ended December 31, 2015. The net decrease in fair value of Servicer Advance Investments for the year ended December 31, 2016 was due to the increases in discount rate assumptions partially offset by a higher forward LIBOR curve as compared to prior projections. The net decrease in fair value of Servicer Advance Investments for the year ended December 31, 2015 was primarily due to a lower performance fee adjustment related to HLSS servicer advances resulting from a lower forward LIBOR curve as compared to prior projections and increases in discount rate assumptions.

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

General and Administrative Expenses

General and administrative expenses decreased by $23.3 million primarily attributable to (i) $6.0 million and $1.4 million in retention bonus and severance, and payroll expenses, respectively, related to HLSS employees associated with our acquisition of HLSS on April 6, 2015, (ii) $11.0 million of acquisition-related legal deal expenses due to our acquisition of HLSS, and (iii) $9.1 million related to a settlement agreement with certain HSART Bondholders during the year ended December 31, 2015, partially offset by (iv) $3.0 million legal deal expenses related to the SpringCastle Transaction and transactions that closed in the fourth quarter within our servicer subsidiary, NRM, and (v) $1.7 million of expenses related to technology enhancements during the year ended December 31, 2016.

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

Subservicing Expense

Subservicing expense increased $7.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of transactions that closed in the fourth quarter within our servicer subsidiary, NRM (Note 5 in our Consolidated Financial Statements).

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our servicer subsidiary, NRM, is subject to regulatory requirements regarding NRM’s liquidity. As of December 31, 2017, approximately $104.5 million of our cash and cash equivalents was held at NRM, of which $20.0 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2017, we had outstanding repurchase agreements with an aggregate face amount of approximately $8.7 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4%-5% for Agency RMBS, 0%-1% for treasury securities, 10%-60% for Non-Agency RMBS, and 3%-30% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $1.6 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

With respect to the next 12 months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our repurchase agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	December 31, 2017
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$1,974,164	$1,974,164	Jan-18	1.37%	0.1	$1,951,238	$2,014,038	$1,997,348	3.7
Non-Agency RMBS(E)	4,720,290	4,720,290	Jan-18 to Mar-18	2.90%	0.1	11,899,935	5,467,187	5,839,524	7.7
Residential Mortgage Loans(F)	1,850,515	1,849,004	Feb-18 to Dec-19	3.73%	0.9	2,364,874	2,165,584	2,135,698	4.3
Real Estate Owned(G) (H)	118,778	118,681	Feb-18 to Dec-19	3.70%	0.8	N/A	N/A	142,404	N/A
Total Repurchase Agreements	8,663,747	8,662,139		2.74%	0.3
Notes and Bonds Payable
Excess MSRs(I)	484,199	483,978	Jun-19 to Jul-22	5.31%	2.8	264,504,619	1,107,042	1,328,008	6.1
MSRs(J)	1,158,085	1,157,179	Feb-18 to Dec-22	5.44%	2.2	221,952,565	1,904,987	2,211,710	6.2
Servicer Advances(K)	4,066,567	4,060,156	Mar-18 to Dec-21	3.26%	2.0	4,255,047	4,596,042	4,699,418	4.5
Residential Mortgage Loans(L)	137,196	137,196	Oct-18 to Apr-20	3.61%	2.3	229,522	179,812	179,812	8.0
Consumer Loans(M)	1,248,050	1,242,756	Dec-21 to Mar-24	3.36%	3.1	1,377,625	1,380,202	1,374,097	3.5
Receivable from government agency(L)	3,126	3,126	Oct-18	3.90%	0.8	N/A	N/A	2,782	N/A
Total Notes and Bonds Payable	7,097,223	7,084,391		3.78%	2.3
Total/Weighted Average	$15,760,970	$15,746,530		3.21%	1.2

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through February 13, 2018 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $16.9 million of associated accrued interest payable as of December 31, 2017.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.0 billion of related trade and other receivables and $0.9 billion of treasury securities.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $160.2 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $204.2 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, and includes $280.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $290.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, $232.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, $74.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.50%; $487.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.00%; and $74.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.13%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$3.5 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.5% to 2.4%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $10.3 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88% and (ii) $130.0 million of asset-backed notes held by third parties which bear interest equal to 3.60%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $927.0 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $73.6 million face amount note collateralized by newly originated consumer loans which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $8.7 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2017
	Outstanding Balance at December 31, 2017	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,974,164	$2,074,376	$2,727,309	1.12%
Non-Agency RMBS	4,720,290	3,886,420	4,738,144	2.67%
Residential mortgage loans	1,601,593	1,145,357	1,979,070	3.66%
Real estate owned	116,902	88,428	163,264	3.62%
Consumer loans	—	—	—	—%
Notes and Bonds Payable
Excess MSRs	—	217,114	220,000	5.84%
MSRs	596,898	484,161	596,898	5.16%
Servicer advances	1,160,873	365,030	1,244,107	3.00%
Residential mortgage loans	7,173	7,725	8,819	3.88%
Real estate owned	3,126	2,758	3,237	3.90%
Total/Weighted Average	$10,181,019	$8,271,369		2.72%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Repurchase Agreements
Agency RMBS	$1,905,559	$2,531,373	$1,961,597	$1,900,271
Non-Agency RMBS	2,891,179	3,713,734	4,319,758	4,584,859
Residential mortgage loans	785,283	1,020,082	1,170,488	1,596,385
Real estate owned	92,169	83,235	75,870	102,464
Consumer loans	—	—	—	—

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Repurchase Agreements
Agency RMBS	$1,637,506	$1,650,738	$1,636,200	$1,530,739
Non-Agency RMBS	1,369,703	1,959,069	2,259,505	2,653,867
Residential mortgage loans	889,834	672,344	692,282	578,532
Real estate owned	87,270	99,796	102,896	60,494
Consumer loans	34,569	35,609	22,153	30,565

(A)	Represents the average for the period the debt was outstanding.

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

Servicer Advance Notes Payable (the “Servicer Advance Notes”)

Following their revolving period, principal will be paid on the Servicer Advance Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding these revolving periods as of December 31, 2017 (dollars in thousands):

Servicer Advance Note Amount	Revolving Period Ends(A)
$353,383	March 2018
61,072	May 2018
746,418	November 2018
249,141	January 2019
94,442	March 2019
259,846	June 2019
750,000	October 2019
38,565	November 2019
376,246	December 2020
374,207	February 2021
400,000	October 2021
363,247	December 2021
$4,066,567

(A)	On the earlier of this date or the occurrence of an early amortization event or a target amortization event.

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

Consumer Loans

In October 2016, the Consumer Loan Companies refinanced their outstanding asset-backed notes with a new asset-backed securitization. The issuance consisted of $1.7 billion face amount of asset-backed notes comprised of six classes with maturity dates in November 2023 and March 2024, of which approximately $157.6 million face amount was retained by the Consumer Loan Companies and subsequently distributed to their members including New Residential. New Residential’s $79.9 million portion of these bonds is not treated as outstanding debt in consolidation. In connection with the refinancing, the Consumer Loan Companies recorded approximately $4.7 million of loss on extinguishment of debt related to an unamortized discount.

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

NRZ Excess Spread-Collateralized Notes (the “Excess Spread Notes”)

Principal will be paid on the Excess Spread Notes in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding the note amounts for the Excess Spread Notes as of December 31, 2017 (in thousands):

Transaction	Outstanding Note Amount	Maturity Date
PLS1	$280,000	June 2019(A)
Agency MSRs Loan	204,199	July 2022(B)
	$484,199

(A)	The PLS1 Excess Spread Notes may be paid off on any payment date occurring on or after December 2017 upon 180 days written notice from the Borrowers or Noteholders.

(B)	The Agency MSRs Loan has a loan repayment date of July 11, 2022.

At closing, the PLS1 Excess Spread Notes had a note amount of $126.2 million, but are subject to increase on any funding date upon 1 business days’ notice and if there is sufficient collateral value to support such increase. The related MSR valuation agent may, at its sole discretion, recalculate the market value of the excess servicing fees and generate a market value report. If the collateral value (using the market value from the most recent market value report) multiplied by the advance rate is determined to be less than the note amount, the borrowers will be required to make a principal payment to the extent necessary to cure such imbalance. The borrowers are required to pay the outstanding principal balance of the PLS1 Excess Spread Notes on the maturity date set forth in the table above. Prior to the maturity date, upon the occurrence of an event of default, the PLS1 Excess Spread Notes become immediately due and payable. For the PLS1 Excess Spread Notes, New Residential Investment Corp. guarantees the payment of all amounts payable when due.

At closing, the Agency MSRs Loan, had a loan amount of $213.7 million. Beginning on the first monthly settlement date (August 25, 2017) following the anniversary of the funding date (July 11, 2017), the borrowers are required to pay any unpaid principal in equal parts on each remaining monthly payment date occurring prior to the loan repayment date (July 11, 2022). The lender shall have the right to determine the collateral value at any time in its sole good faith discretion. If, on any determination date, the outstanding aggregate loan amount exceeds the borrowing base, the borrowers shall, on the next monthly settlement date, repay the loan in an amount equal to the borrowing base deficiency. Prior to the loan repayment date, upon the occurrence of an event of default, the Agency MSRs Loan becomes immediately due and payable.

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

Maturities

Our debt obligations as of December 31, 2017, as summarized in Note 11 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
2018	$1,160,873	$9,020,147	$10,181,020
2019	1,391,994	530,794	1,922,788
2020	506,269	—	506,269
2021	1,211,100	—	1,211,100
2022	74,000	691,385	765,385
2023 and thereafter	1,174,408	—	1,174,408
	$5,518,644	$10,242,326	$15,760,970

(A)	Includes repurchase agreements and notes and bonds payable of $0.0 million and $5,519.0 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $8,664.0 million and $1,578.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable and Treasury securities) and Non-Agency RMBS repurchase agreements were 1.2% and 19.2%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 13.4% and 16.6%, respectively, during the year ended December 31, 2017.

Borrowing Capacity

The following table represents our borrowing capacity as of December 31, 2017 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$2,735,000	$1,969,293	$765,707
Notes and Bonds Payable
Excess MSRs	750,000	280,000	470,000
MSRs	775,000	670,898	104,102
Servicer advances(A)	1,910,120	1,585,069	325,051
Consumer loans	150,000	73,646	76,354
	$6,320,120	$4,578,906	$1,741,214

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.02% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds collateralized by servicer advances with a current face amount of $93.5 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of December 31, 2017.

Stockholders’ Equity

Common Stock

Our certificate of incorporation authorizes 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2017.

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

In February 2017, we issued 56.5 million shares of our common stock in a public offering at a price to the public of $15.00 per share for net proceeds of approximately $834.5 million. One of our executive officers participated in this offering and purchased 18,600 shares at the public offering price. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 5.7 million shares of our common stock at the public offering price, which had a fair value of approximately $8.1 million as of the grant date. The assumptions used in valuing the options were: a 2.38% risk-free rate, a 10.82% dividend yield, 28.64% volatility and a P10Y-year term.

In July 2015, a former employee of the Manager exercised 37,500 options with a weighted average exercise price of $7.19 and received 20,227 shares of our common stock. In August 2016, employees of the Manager exercised an aggregate of 1,100,497 options with a weighted average exercise price of $10.59 per share and received 280,111 shares of our common stock.

As of December 31, 2017, our outstanding options had a weighted average exercise price of $14.74. Our outstanding options as of December 31, 2017 were summarized as follows:

Held by the Manager	16,387,480
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	2,108,708
Issued to the independent directors	6,000
Total	18,502,188

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2017, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2016	$126,363
Net unrealized gain (loss) on securities	248,412
Reclassification of net realized (gain) loss on securities into earnings	(10,308)
Accumulated other comprehensive income, December 31, 2017	$364,467

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2017, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of credit spreads. We recorded OTTI charges of $10.3 million with respect to real estate securities and realized gains of $20.6 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2015	April 2015	$0.38
June 30, 2015	July 2015	$0.45
September 30, 2015	October 2015	$0.46
December 31, 2015	January 2016	$0.46
March 31, 2016	April 2016	$0.46
June 30, 2016	July 2016	$0.46
September 30, 2016	October 2016	$0.46
December 31, 2016	January 2017	$0.46
March 31, 2017	April 2017	$0.48
June 30, 2017	July 2017	$0.50
September 30, 2017	October 2017	$0.50
December 31, 2017	January 2018	$0.50

Cash Flow

Operating Activities

2017 vs. 2016

Net cash flows provided by operating activities decreased approximately $1.5 billion for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Operating cash inflows for the year ended December 31, 2017 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $3.6 billion, servicing fees received of $424.2 million, collections on receivables and other assets of $46.0 million, net interest income received of $493.6 million, and distributions of earnings from equity method investees of $19.9 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $5.1 billion, net funding of servicer advances receivable of $30.7 million, incentive compensation and management fees paid to the Manager of $96.8 million, income taxes paid of $5.0 million, subservicing fees paid of $100.8 million and other outflows of approximately $134.8 million that primarily consisted of general and administrative costs and loan servicing fees.

2016 vs. 2015

Net cash flows provided by operating activities increased approximately $254.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Operating cash flows for the year ended December 31, 2016 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $1.2 billion, collections on receivables and other assets of $218.1 million, net interest income received of $492.7 million, distributions of earnings from equity method investees of $22.0 million, and distributions from equity method investees in excess of our basis of $9.9 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $1.2 billion, net funding of servicer advances receivable of $2.5 million, incentive compensation and management fees paid to the Manager of $60.6 million, income taxes paid of $1.1 million and other outflows of approximately $92.9 million that primarily consisted of general and administrative costs.

Investing Activities

Cash flows provided by (used in) investing activities were ($1.8 billion), ($182.6 million) and ($233.2 million) for the years ended December 31, 2017, 2016 and 2015, respectively. Investing activities consisted primarily of the acquisition of MSRs, Excess MSRs, real estate securities, and loans, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, Excess MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $2.7 billion, ($269.2 million) and $28.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $467.0 million. As of December 31, 2017, there was $4,837.3 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

As described in Note 9 to our Consolidated Financial Statements, we have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $117.9 million as of November 30, 2017. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of December 31, 2017. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2017, we had the following material contractual obligations (payments in thousands):

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

Interest Rate Swaps	Described under Note 10 to our Consolidated Financial Statements.

	Fixed and Determinable Payments Due by Period
Contract	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Debt Obligations
Repurchase Agreements(A)	$10,268,942	$520,960	$—	$—	$10,789,902
Notes and Bonds Payable(A)	1,992,543	2,497,302	2,152,936	1,215,086	7,857,867
Other Contractual Obligations
Management Agreement(B)	138,621	114,495	114,495	1,431,194	1,798,805
Total	$12,400,106	$3,132,757	$2,267,431	$2,646,280	$20,446,574

(A)	Interest is included based on the expected LIBOR curve that existed at December 31, 2017 and the scheduled maturities of our debt obligations.

(B)
Amounts reflect management fees and full expense reimbursements for the next 30 years, assuming no change in gross equity. Incentive fee is included for the amount currently outstanding as of December 31, 2017.

See Notes 14 and 18 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2017, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $152.0 million of unfunded and available revolving credit privileges as of December 31, 2017. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. As described in Note 5 to our Consolidated Financial Statements, we have entered into the Ocwen Transaction.

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

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$957,533	$504,453	$268,636
Impairment	86,092	87,980	24,384
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	(4,322)	7,297	(38,643)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(12,617)	(16,526)	(31,160)
Change in fair value of investments in mortgage servicing rights financing receivables	(109,584)	—	—
Change in fair value of servicer advance investments	(84,418)	7,768	57,491
Gain on consumer loans investment	—	(9,943)	(43,954)
Gain on remeasurement of consumer loans investment	—	(71,250)	—
(Gain) loss on settlement of investments, net	(10,310)	48,800	19,626
Unrealized (gain) loss on derivative instruments	2,190	(5,774)	3,538
Unrealized (gain) loss on other ABS	(2,883)	2,322	(879)
(Gain) loss on transfer of loans to REO	(22,938)	(18,356)	(2,065)
(Gain) loss on transfer of loans to other assets	(488)	(2,938)	690
Gain on Excess MSR recapture agreements	(2,384)	(2,802)	(2,999)
Gain (loss) on Ocwen common stock	(5,346)	—	—
Other (income) loss	27,741	9,437	5,529
Total Other Income Adjustments	(225,359)	(51,965)	(32,826)

Other Income and Impairment attributable to non-controlling interests	(30,416)	(26,303)	(22,102)
Change in fair value of investments in mortgage servicing rights	(155,495)	(103,679)	—
Non-capitalized transaction-related expenses	21,723	9,493	31,002
Incentive compensation to affiliate	81,373	42,197	16,017
Deferred taxes	168,518	34,846	(6,633)
Interest income on residential mortgage loans, held-for sale	13,623	18,356	22,484
Limit on RMBS discount accretion related to called deals	(28,652)	(30,233)	(9,129)
Adjust consumer loans to level yield	(41,250)	7,470	71,070
Core earnings of equity method investees:
Excess mortgage servicing rights	13,691	18,206	25,853
Core Earnings	$861,381	$510,821	$388,756

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

As of December 31, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $11.4 million in 2018, whereas a 50 basis point decrease in short term interest rates would increase our cash flows by approximately $13.7 million in 2018, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of Decem ber 31, 2017 and assuming a LIBOR floor of 0.0%). As of December 31, 2016, an immediate 50 basis point increase in interest rates would have increased our cash flows over the next year by approximately $19.5 million, whereas an immediate 50 basis point decrease in interest rates would have increased our cash flows over the next year by approximately $15.2 million.

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, mortgage servicing rights financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our investments in MSRs and Excess MSRs, we have recapture agreements, as described in Notes 4 and 5 to our Consolidated Financial Statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our investments in MSRs, mortgage servicing rights financing receivables, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, mortgage servicing rights financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

As of December 31, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $255.2 million, whereas a 50 basis point decrease in short term interest rate

s would decrease our net book value by approximately $348.3 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below. As of December 31, 2016, an immediate 50 basis point increase in interest rates would have increased our net book value by approximately $135.9 million, whereas an immediate 50 basis point decrease in interest rates would have decreased our net book value by approximately $170.4 million.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

A further discussion on the sensitivity of our book value to changes in yields required by the marketplace on interest bearing investments is included below under “—Credit Spread Risk.”

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs, mortgage servicing rights financing receivables, Excess MSRs, the basic fee component of MSRs (which we own as part of our Servicer Advance Investments), Non-Agency RMBS and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs, mortgage servicing rights financing receivables, Excess MSRs or the basic fee component of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs, mortgage servicing rights financing receivables, Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

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

As of December 31, 2017, a 25 basis point increase in credit spreads would decrease our net book value by approximately $186.4 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $190.3 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow. As of December 31, 2016, a 25 basis point increase in credit spreads would have decreased our net book value by approximately $114.1 million, and a 25 basis point decrease in credit spreads would have increased our net book value by approximately $110.5 million.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in MSRs, mortgage servicing rights financing receivables, Excess MSRs, Servicer Advance Investments, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Although we do not expect to encounter credit risk in our Agency RMBS, we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

For our MSRs, mortgage servicing rights financing receivables, and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not directly affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan, so delinquencies decrease prepayments therefore having a positive impact on fair value, while increased defaults have an effect similar to increased prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal. For our call rights, higher delinquencies and defaults could reduce the value of the underlying loans, therefore reducing or eliminating the related potential profit.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of December 31, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2017	$324,636

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$352,763	$338,192	$312,416	$300,970
Change in estimated fair value:
Amount	$28,127	$13,556	$(12,220)	$(23,666)
%	8.7%	4.2%	(3.8)%	(7.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$348,427	$336,342	$313,754	$303,216
Change in estimated fair value:
Amount	$23,791	$11,706	$(10,882)	$(21,420)
%	7.3%	3.6%	(3.4)%	(6.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$328,006	$326,318	$322,957	$321,271
Change in estimated fair value:
Amount	$3,370	$1,682	$(1,679)	$(3,365)
%	1.0%	0.5%	(0.5)%	(1.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$315,362	$320,044	$329,606	$334,502
Change in estimated fair value:
Amount	$(9,274)	$(4,592)	$4,970	$9,866
%	(2.9)%	(1.4)%	1.5%	3.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of December 31, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2017	$849,077

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$914,252	$880,227	$819,703	$792,695
Change in estimated fair value:
Amount	$65,175	$31,150	$(29,374)	$(56,382)
%	7.7%	3.7%	(3.5)%	(6.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$926,541	$886,205	$813,951	$781,519
Change in estimated fair value:
Amount	$77,464	$37,128	$(35,126)	$(67,558)
%	9.1%	4.4%	(4.1)%	(8.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$849,077	$849,077	$849,077	$849,077
Change in estimated fair value:
Amount	$—	$—	$—	$—
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$844,563	$846,650	$850,914	$853,098
Change in estimated fair value:
Amount	$(4,514)	$(2,427)	$1,837	$4,021
%	(0.5)%	(0.3)%	0.2%	0.5%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of December 31, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2017	$171,765

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$185,367	$178,285	$165,754	$160,188
Change in estimated fair value:
Amount	$13,602	$6,520	$(6,011)	$(11,577)
%	7.9%	3.8%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$183,062	$177,295	$166,480	$161,420
Change in estimated fair value:
Amount	$11,297	$5,530	$(5,285)	$(10,345)
%	6.6%	3.2%	(3.1)%	(6.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$174,360	$173,061	$170,468	$169,168
Change in estimated fair value:
Amount	$2,595	$1,296	$(1,297)	$(2,597)
%	1.5%	0.8%	(0.8)%	(1.5)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$166,540	$169,137	$174,439	$177,152
Change in estimated fair value:
Amount	$(5,225)	$(2,628)	$2,674	$5,387
%	(3.0)%	(1.5)%	1.6%	3.1%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivables, owned as of December 31, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2017	$2,211,710
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,387,170	$2,296,034	$2,133,510	$2,060,819
Change in estimated fair value:
Amount	$175,460	$84,324	$(78,200)	$(150,891)
%	7.9%	3.8%	(3.5)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,376,247	$2,291,864	$2,135,532	$2,063,113
Change in estimated fair value:
Amount	$164,537	$80,154	$(76,178)	$(148,597)
%	7.4%	3.6%	(3.4)%	(6.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,229,044	$2,220,379	$2,203,046	$2,194,382
Change in estimated fair value:
Amount	$17,334	$8,669	$(8,664)	$(17,328)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,159,047	$2,185,378	$2,238,048	$2,264,390
Change in estimated fair value:
Amount	$(52,663)	$(26,332)	$26,338	$52,680
%	(2.4)%	(1.2)%	1.2%	2.4%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivables, owned as of December 31, 2017 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2017	$122,522
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$135,223	$128,605	$116,914	$111,730
Change in estimated fair value:
Amount	$12,701	$6,083	$(5,608)	$(10,792)
%	10.4%	5.0%	(4.6)%	(8.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$124,996	$123,725	$121,379	$120,291
Change in estimated fair value:
Amount	$2,474	$1,203	$(1,143)	$(2,231)
%	2.0%	1.0%	(0.9)%	(1.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$122,910	$122,716	$122,327	$122,133
Change in estimated fair value:
Amount	$388	$194	$(195)	$(389)
%	0.3%	0.2%	(0.2)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$122,522	$122,522	$122,522	$122,522
Change in estimated fair value:
Amount	$—	$—	$—	$—
%	—%	—%	—%	—%

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York
February 14, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Residential Investment Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes of the Company and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York
February 14, 2018

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2017	2016
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$1,173,713	$1,399,455
Excess mortgage servicing rights, equity method investees, at fair value	171,765	194,788
Mortgage servicing rights, at fair value	1,735,504	659,483
Mortgage servicing rights financing receivables, at fair value	598,728	—
Servicer advance investments, at fair value(A)	4,027,379	5,706,593
Real estate and other securities, available-for-sale	8,071,140	5,073,858
Residential mortgage loans, held-for-investment	691,155	190,761
Residential mortgage loans, held-for-sale(A)	1,725,534	696,665
Real estate owned	128,295	59,591
Consumer loans, held-for-investment(A)	1,374,263	1,799,486
Consumer loans, equity method investees	51,412	—
Cash and cash equivalents(A)	295,798	290,602
Restricted cash	150,252	163,095
Servicer advances receivable	675,593	81,582
Trades receivable	1,030,850	1,687,788
Deferred tax asset, net	—	151,284
Other assets	312,181	244,498
	$22,213,562	$18,399,529

Liabilities and Equity

Liabilities
Repurchase agreements	$8,662,139	$5,190,631
Notes and bonds payable(A)	7,084,391	7,990,605
Trades payable	1,169,896	1,381,968
Due to affiliates	88,961	47,348
Dividends payable	153,681	115,356
Deferred tax liability, net	19,218	—
Accrued expenses and other liabilities	239,114	205,444
	17,417,400	14,931,352

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 307,361,309 and 250,773,117 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	3,074	2,507
Additional paid-in capital	3,763,188	2,920,730
Retained earnings	559,476	210,500
Accumulated other comprehensive income (loss)	364,467	126,363
Total New Residential stockholders’ equity	4,690,205	3,260,100
Noncontrolling interests in equity of consolidated subsidiaries	105,957	208,077
Total Equity	4,796,162	3,468,177
	$22,213,562	$18,399,529

(A)
New Residential’s Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, the Buyer (Note 6), the RPL Borrowers (Note 8), and the Consumer Loan SPVs (Note 9), which primarily hold investments in Servicer Advance Investments, residential mortgage loans, and consumer loans, respectively, financed with notes and bonds payable. The balance sheets of the Buyer, the RPL Borrowers, and the Consumer Loan SPVs are included in Notes 6, 8, and 9, respectively. The creditors of the Buyer, the RPL Borrowers, and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer, the RPL Borrowers, and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Interest income	$1,519,679	$1,076,735	$645,072
Interest expense	460,865	373,424	274,013
Net Interest Income	1,058,814	703,311	371,059

Impairment
Other-than-temporary impairment (OTTI) on securities	10,334	10,264	5,788
Valuation and loss provision (reversal) on loans and real estate owned	75,758	77,716	18,596
	86,092	87,980	24,384

Net interest income after impairment	972,722	615,331	346,675

Servicing revenue, net	424,349	118,169	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	4,322	(7,297)	38,643
Change in fair value of investments in excess mortgage servicing rights, equity method investees	12,617	16,526	31,160
Change in fair value of investments in mortgage servicing rights financing receivables	66,394	—	—
Change in fair value of servicer advance investments	84,418	(7,768)	(57,491)
Gain on consumer loans investment	—	9,943	43,954
Gain on remeasurement of consumer loans investment	—	71,250	—
Gain (loss) on settlement of investments, net	10,310	(48,800)	(19,626)
Earnings from investments in consumer loans, equity method investees	25,617	—	—
Other income (loss), net	4,108	28,483	5,389
	207,786	62,337	42,029

Operating Expenses
General and administrative expenses	67,159	38,570	61,862
Management fee to affiliate	55,634	41,610	33,475
Incentive compensation to affiliate	81,373	42,197	16,017
Loan servicing expense	52,330	44,001	6,469
Subservicing expense	166,081	7,832	—
	422,577	174,210	117,823

Income Before Income Taxes	1,182,280	621,627	270,881
Income tax expense (benefit)	167,628	38,911	(11,001)
Net Income	$1,014,652	$582,716	$281,882
Noncontrolling Interests in Income of Consolidated Subsidiaries	$57,119	$78,263	$13,246
Net Income Attributable to Common Stockholders	$957,533	$504,453	$268,636

Net Income Per Share of Common Stock
Basic	$3.17	$2.12	$1.34
Diluted	$3.15	$2.12	$1.32

Weighted Average Number of Shares of Common Stock Outstanding
Basic	302,238,065	238,122,665	200,739,809
Diluted	304,381,388	238,486,772	202,907,605

Dividends Declared per Share of Common Stock	$1.98	$1.84	$1.75
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2017	2016	2015
Comprehensive income (loss), net of tax
Net income	$1,014,652	$582,716	$281,882
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	248,412	84,703	(17,075)
Reclassification of net realized (gain) loss on securities into earnings	(10,308)	37,724	(7,308)
	238,104	122,427	(24,383)
Total comprehensive income	$1,252,756	$705,143	$257,499
Comprehensive income attributable to noncontrolling interests	$57,119	$78,263	$13,246
Comprehensive income attributable to common stockholders	$1,195,637	$626,880	$244,253

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	141,434,905	$1,414	$1,328,587	$237,769	$28,319	$1,596,089	$253,836	$1,849,925
Dividends declared	—	—	—	(355,295)	—	(355,295)	—	(355,295)
Capital contributions	—	—	—	—	—	—	5,161	5,161
Capital distributions	—	—	—	—	—	—	(81,596)	(81,596)
Issuance of common stock	85,435,389	854	1,311,892	—	—	1,312,746	—	1,312,746
Option exercise	3,570,984	36	(36)	—	—	—	—	—
Director share grants	29,924	—	450	—	—	450	—	450
Modified retrospective adjustment for the adoption of ASU No. 2014-11	—	—	—	(2,310)	—	(2,310)	—	(2,310)
Comprehensive income (loss)
Net income (loss)	—	—	—	268,636	—	268,636	13,246	281,882
Net unrealized gain (loss) on securities	—	—	—	—	(17,075)	(17,075)	—	(17,075)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(7,308)	(7,308)	—	(7,308)
Total comprehensive income (loss)						244,253	13,246	257,499
Equity - December 31, 2015	230,471,202	$2,304	$2,640,893	$148,800	$3,936	$2,795,933	$190,647	$2,986,580
Dividends declared	—	—	—	(442,753)	—	(442,753)	—	(442,753)
SpringCastle Transaction (Note 9)	—	—	—	—	—	—	110,438	110,438
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(167,026)	(167,026)
Issuance of common stock	20,000,000	200	278,575	—	—	278,775	—	278,775
Option exercise	280,111	3	(3)	—	—	—	—	—
Purchase of noncontrolling interests in the Buyer	—	—	965	—	—	965	(4,245)	(3,280)
Director share grants	21,804	—	300	—	—	300	—	300
Comprehensive income (loss)
Net income (loss)	—	—	—	504,453	—	504,453	78,263	582,716
Net unrealized gain (loss) on securities	—	—	—	—	84,703	84,703	—	84,703
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	37,724	37,724	—	37,724
Total comprehensive income (loss)						626,880	78,263	705,143
Equity - December 31, 2016	250,773,117	$2,507	$2,920,730	$210,500	$126,363	$3,260,100	$208,077	$3,468,177
Dividends declared	—	—	—	(608,557)	—	(608,557)	—	(608,557)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(84,196)	(84,196)
Issuance of common stock	56,545,787	566	833,963	—	—	834,529	—	834,529
Purchase of noncontrolling interests in the Buyer	—	—	9,183	—	—	9,183	(75,043)	(65,860)
Other dilution	—	—	(1,386)	—	—	(1,386)	—	(1,386)
Director share grants	42,405	1	698	—	—	699	—	699
Comprehensive income (loss)
Net income (loss)	—	—	—	957,533	—	957,533	57,119	1,014,652
Net unrealized gain (loss) on securities	—	—	—	—	248,412	248,412	—	248,412
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(10,308)	(10,308)	—	(10,308)
Total comprehensive income (loss)						1,195,637	57,119	1,252,756
Equity - December 31, 2017	307,361,309	$3,074	$3,763,188	$559,476	$364,467	$4,690,205	$105,957	$4,796,162

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash Flows From Operating Activities
Net income	$1,014,652	$582,716	$281,882
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(4,322)	7,297	(38,643)
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(12,617)	(16,526)	(31,160)
Change in fair value of investments in mortgage servicing rights financing receivables	(66,394)	—	—
Change in fair value of servicer advance investments	(84,418)	7,768	57,491
(Gain) / loss on remeasurement of consumer loans investment	—	(71,250)	—
(Gain) / loss on settlement of investments (net)	(10,310)	48,800	19,626
Earnings from investments consumer loans, equity method investees	(25,617)	—	—
Unrealized (gain) / loss on derivative instruments	2,190	(5,774)	3,538
Unrealized (gain) / loss on other ABS	(2,883)	2,322	(879)
(Gain) / loss on transfer of loans to REO	(22,938)	(18,356)	(2,065)
(Gain) / loss on transfer of loans to other assets	(488)	(2,938)	690
(Gain) / loss on Excess MSR recapture agreements	(2,384)	(2,802)	(2,999)
(Gain) / loss on Ocwen common stock	(5,346)	—	—
Accretion and other amortization	(1,031,384)	(747,932)	(525,298)
Other-than-temporary impairment	10,334	10,264	5,788
Valuation and loss provision on loans and real estate owned	75,758	77,716	18,596
Non-cash portions of servicing revenue, net	67,672	(88,325)	—
Non-cash directors’ compensation	699	300	450
Deferred tax provision	168,518	34,846	(6,633)
Changes in:
Servicer advances receivable	(30,688)	(2,503)	—
Other assets	(32,174)	229,916	216,778
Due to affiliates	41,613	23,563	(33,639)
Accrued expenses and other liabilities	26,081	3,223	(42,494)
Other operating cash flows:
Interest received from excess mortgage servicing rights	79,612	152,589	127,131
Interest received from servicer advance investments	168,595	185,204	172,711
Interest received from Non-Agency RMBS	211,599	100,883	43,824
Interest received from residential mortgage loans, held-for-investment	8,021	2,815	—
Interest received from PCD consumer loans, held-for-investment	52,372	49,582	—
Distributions of earnings from excess mortgage servicing rights, equity method investees	13,668	22,046	37,874
Distributions of earnings from consumer loan equity method investees	6,240	—	—
Purchases of residential mortgage loans, held-for-sale	(5,135,700)	(1,196,018)	(1,278,322)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	3,514,108	1,109,876	1,226,442
Principal repayments from purchased residential mortgage loans, held-for-sale	106,213	61,494	55,804
Net cash provided by (used in) operating activities	(899,718)	560,796	306,493

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	—	(2,146)	(252,127)
Acquisition of HLSS (Note 1), net of cash acquired	—	—	(881,165)
SpringCastle Transaction (Note 9), net of cash acquired	—	(55,523)	—
Restricted cash acquired from SpringCastle Transaction	—	74,604	—
Purchase of servicer advance investments	(12,168,519)	(15,266,816)	(14,945,858)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(1,661,608)	(526,653)	—
Purchase of Agency RMBS	(9,165,868)	(6,812,258)	(4,610,680)
Purchase of Non-Agency RMBS	(2,570,753)	(2,577,625)	(1,252,516)
Purchase of residential mortgage loans	(609,627)	(191,081)	(290,652)
Purchase of derivatives	(2,350)	(8,292)	(5,830)
Purchase of real estate owned and other assets	(38,127)	(14,097)	(26,208)
Purchase of consumer loans	—	(176,107)	—
Purchase of investment in consumer loans, equity method investees	(470,344)	—	—
Draws on revolving consumer loans	(56,321)	(49,289)	—
Payments for settlement of derivatives	(164,025)	(84,587)	(85,493)
Return of investments in excess mortgage servicing rights	172,395	175,243	154,777
Return of investments in excess mortgage servicing rights, equity method investees	21,972	16,913	8,683
Return of investments in consumer loans, equity method investees	393,722	—	—
Principal repayments from servicer advance investments	13,820,019	17,158,395	16,008,741
Principal repayments from Agency RMBS	107,666	95,030	129,112
Principal repayments from Non-Agency RMBS	815,451	726,176	135,948
Principal repayments from residential mortgage loans	94,807	38,700	46,496
Proceeds from sale of residential mortgage loans	13,313	11,176	643,788
Principal repayments from consumer loans	401,403	301,876	—
Proceeds from sale of excess mortgage servicing rights	13,505	—	—
Proceeds from sale of Agency RMBS	8,880,766	6,594,868	4,468,398
Proceeds from sale of Non-Agency RMBS	182,384	261,489	425,761
Proceeds from settlement of derivatives	126,319	55,851	37,938
Proceeds from sale of real estate owned	86,241	71,570	57,699
Net cash provided by (used in) investing activities	(1,777,579)	(182,583)	(233,188)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Financing Activities
Repayments of repurchase agreements	(54,289,124)	(29,866,052)	(8,798,578)
Margin deposits under repurchase agreements and derivatives	(1,056,408)	(487,072)	(387,143)
Repayments of notes and bonds payable	(8,971,523)	(10,843,732)	(7,286,860)
Payment of deferred financing fees	(6,610)	(37,908)	(45,654)
Common stock dividends paid	(570,232)	(433,414)	(303,023)
Borrowings under repurchase agreements	57,762,563	31,015,797	9,607,475
Return of margin deposits under repurchase agreements and derivatives	1,058,791	486,050	391,705
Borrowings under notes and bonds payable	8,057,720	9,719,242	6,053,950
Issuance of common stock	835,465	279,600	882,166
Costs related to issuance of common stock	(936)	(825)	(3,512)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(84,196)	(97,560)	(81,596)
Purchase of noncontrolling interests in the Buyer	(65,860)	(3,280)	—
Net cash provided by (used in) financing activities	2,669,650	(269,154)	28,930

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(7,647)	109,059	102,235

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	453,697	344,638	242,403

Cash, Cash Equivalents, and Restricted Cash, End of Period	$446,050	$453,697	$344,638

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$442,287	$350,028	$244,188
Cash paid during the period for income taxes	5,021	1,109	535

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	153,681	115,356	106,017
Reclassification resulting from the application of ASU No. 2014-11	—	—	85,955
Purchase of Agency and Non-Agency RMBS, settled after year end	1,169,896	1,381,968	725,672
Sale of investments, primarily Agency RMBS, settled after year end	1,030,850	1,687,788	1,538,481
Transfer from residential mortgage loans to real estate owned and other assets	141,968	249,497	90,414
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	23,080	316,199	—
Non-cash distributions from Consumer Loan Companies	—	25	585
Non-cash distributions from LoanCo	44,587	—	—
Non-cash distributions to noncontrolling interest	—	69,466	—
Portion of HLSS Acquisition (Note 1) paid in common stock	—	—	434,092
Capital contributions by HLSS Ltd.	—	—	5,161
MSR purchase price holdback	40,854	90,058	—
Real estate securities retained from loan securitizations	403,270	165,782	36,967
Remeasurement of Consumer Loan Companies noncontrolling interest	—	110,438	—
Ocwen transaction (Note 5) - excess mortgage servicing rights	71,982	—	—
Ocwen transaction (Note 5) - servicer advance investments	481,220	—	—
Ocwen transaction (Note 5) - mortgage servicing rights financing receivables, at fair value	64,450	—	—
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also managed Drive Shack, and manages investment funds that indirectly own a majority of the outstanding interests in Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer, and investment funds that own a majority of the outstanding common stock of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”), former managing member of the Consumer Loan Companies (Note 9).

As of December 31, 2017, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in mortgage servicing rights (“MSRs”), (iii) Servicer Advance Investments (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2017. In addition, Fortress, through its affiliates, held options relating to approximately 16.4 million shares of New Residential’s common stock as of December 31, 2017.

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
DECEMBER 31, 2017, 2016 and 2015
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

New Residential has performed an allocation of the purchase price to HLSS’s assets and liabilities, as set forth below.

Total Consideration ($ in millions)	$1,491.2
Assets
Cash and cash equivalents	$51.4
Servicer advance investments, at fair value	5,096.7
Excess mortgage servicing rights, at fair value	917.1
Residential mortgage loans, held-for-sale(A)	416.8
Deferred tax asset(B)	195.1
Investment in HLSS Ltd.	44.9
Other assets(C)	402.4
Total Assets Acquired	$7,124.4

Liabilities
Notes and bonds payable	5,580.3
Accrued expenses and other liabilities(D)(E)	52.9
Total Liabilities Assumed	$5,633.2

Net Assets	$1,491.2

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
DECEMBER 31, 2017, 2016 and 2015
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

Unaudited Supplemental Pro Forma Financial Information - The following table presents unaudited pro forma combined Interest Income and Income Before Income Taxes for the year ended December 31, 2015 prepared as if the HLSS Acquisition had been consummated on January 1, 2014.

Year Ended December 31, 2015
(unaudited)
Pro Forma
Interest Income	$731,660
Income Before Income Taxes	322,365

The 2015 unaudited supplemental pro forma financial information has been adjusted to exclude approximately $26.1 million of acquisition-related costs incurred by New Residential and HLSS in 2015. The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the HLSS Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the HLSS Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the HLSS Acquisition occurred on January 1, 2014.

New Residential’s Consolidated Statements of Income include interest income and income before income taxes of HLSS between April 6, 2015 and December 31, 2015 of $282.3 million and $131.5 million, respectively.

Relationship with Ocwen

HLSS and HLSS Holdings, LLC (a subsidiary of HLSS acquired by New Residential in the HLSS Acquisition) entered into a mortgage servicing rights purchase agreement (the “Ocwen Purchase Agreement”) with Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), which remained in effect following the HLSS Acquisition. Pursuant to the Ocwen Purchase Agreement, HLSS and HLSS Holdings, LLC purchased, among other things, the rights to certain servicing fees under MSRs in respect of private label securitization transactions, associated servicer advances and other related assets from Ocwen from time to time. The specific terms of any acquisition of such assets are documented pursuant to separate sale supplements to the Ocwen Purchase Agreement executed by the parties from time to time (each an “Ocwen Sale Supplement” and together, the “Ocwen Sale Supplements”). As of March 31, 2015, the UPB of the residential mortgage loans in respect of the related MSRs equaled $156.4 billion. Ocwen consented to HLSS’s assignment of its rights and interests in connection with the HLSS Acquisition.

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

In addition, the Ocwen Purchase Agreement contemplates that New Residential may cause Ocwen to use commercially reasonable efforts to transfer servicing of the related residential mortgage loans to a third-party servicer upon the occurrence of various termination events. Certain termination events may have occurred under the Ocwen Purchase Agreement because of downgrades in certain of Ocwen’s servicer ratings but New Residential agreed, subject to certain limitations, not to cause Ocwen to use

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

commercially reasonable efforts to transfer servicing of the related residential mortgage loans to a third-party servicer with respect to such downgrades before April 6, 2017.

The Ocwen Purchase Agreement and Ocwen Sale Supplements include various Ocwen warranties, representations and indemnifications relating to Ocwen’s performance of its duties as servicer.

Pursuant to an amendment to the Ocwen Purchase Agreement executed in connection with the consummation of the HLSS Acquisition, such Ocwen Purchase Agreement and the related Ocwen Sale Supplements were amended, among other things, to (i) obtain Ocwen’s consent to the assignment by HLSS of its interest under the Ocwen Purchase Agreement and each Ocwen Sale Supplement thereto, (ii) provide that HLSS Holdings, LLC will not direct the replacement of Ocwen as servicer before April 6, 2017 except under the circumstances described in the amendment, (iii) extend the scheduled term of Ocwen’s servicing appointment under each Sale Supplement until the earlier of eight years from the date of the related Ocwen Sale Supplement and April 30, 2020 (subject to an agreement to commence negotiating in good faith for an extension of the contract term no later than six months prior to the end of the applicable term) unless certain servicer ratings thresholds are not met on the six year anniversary of the related Ocwen Sale Supplement, in which case the related term would expire on such anniversary, and (iv) provide that Ocwen will reimburse HLSS Holdings, LLC, subject to specified limits, for certain increased costs resulting from further Standard & Poor’s Rating Services (“S&P”) servicer rating downgrades of Ocwen. Through December 31, 2015, New Residential accrued $14.5 million in connection with clause (iv), which is included in Other Income, and which was received in October 2015. In addition, pursuant to such amendment Ocwen agreed to sell to New Residential the economic beneficial rights to any right of optional termination or “clean-up call” of any trust related to any servicing agreement in respect of certain servicing fees New Residential acquired from HLSS and to exercise such rights only at New Residential’s direction. New Residential agreed to pay to Ocwen a fee in an amount equal to 0.50% of the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay costs and expenses of Ocwen in connection with any such exercise. Optional termination or clean up call rights generally may not be exercised until the outstanding principal balance of securitized loans is reduced to a specified balance.

HLSS Management, LLC (a subsidiary of HLSS acquired by New Residential in the HLSS Acquisition) has a professional services agreement with Ocwen that enables HLSS to provide certain services to Ocwen and for Ocwen to provide certain services to HLSS Management, LLC which remains in effect following the HLSS Acquisition.

See Note 5 regarding the Ocwen Transaction which occurred in July 2017. See Note 18 regarding the New Ocwen Agreements entered into in January 2018.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

New Residential has determined that the RPL Borrowers (Note 8) should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries have both 1) the power to direct the most significant activities of the RPL Borrowers and 2) significant variable interests in each of the RPL Borrowers, through their control of the related optional redemption feature and their ownership of certain notes issued by the RPL Borrowers and, therefore, meet the primary beneficiary criterion and consolidate the RPL Borrowers. The RPL Borrowers’ summary balance sheet is included in Note 8.

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

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6) and Consumer Loans (Note 9), as well as HLSS for the period of April 6, 2015 through October 23, 2015.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Risks and Uncertainties — In the normal course of business, New Residential encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying New Residential’s investments. New Residential believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information. Furthermore, for each of the periods presented, a significant portion of New Residential’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the loans underlying New Residential’s Excess MSRs, MSRs, MSR Financing Receivables, Servicer Advance Investments, Non-Agency RMBS and loans. If a servicer is terminated, New Residential’s right to receive its portion of the cash flows related to interests in MSRs may also be terminated.

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
DECEMBER 31, 2017, 2016 and 2015
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

Investments in MSR Financing Receivables — As a result of the length of the initial term of the related subservicing agreements (Note 5), although these MSRs were legally sold, solely for accounting purposes New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred, and that the purchase agreements would not be treated as sales under GAAP. Therefore, rather than recording investments in MSRs, New Residential recorded investments in mortgage servicing rights financing receivables. Income from these investments is recorded as interest income, and New Residential has elected to measure these investments at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivables.

Servicer Advance Investments — New Residential accounts for its Servicer Advance Investments similarly to its investments in Excess MSRs. Interest income for Servicer Advance Investments is accreted into interest income on an effective yield or “interest” method, based upon the expected aggregate cash flows of the Servicer Advance Investments, including the basic fee component of the related MSR (but excluding any Excess MSR component) through the expected life of the underlying mortgages, net of a portion of the basic fee component of the MSR that New Residential remits to the servicer as compensation for the servicer’s servicing activities. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Refer to “—Investments in Excess Mortgage Servicing Rights” for a description of the retrospective method. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Servicer Advance Investments, and therefore may differ from their effective yields.

Investments in Real Estate Securities — Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security. For

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

securities acquired at a discount for credit quality (i.e., where it is probable at acquisition that New Residential will not collect all contractually required interest and principal repayments), the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference). For these securities, the excess of expected cash flows over the carrying value (accretable yield) is recognized as interest income on an effective yield basis.

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

Loans where New Residential expects to collect all contractually required principal and interest payments are considered performing loans. Interest income on performing loans is accrued and recognized as interest income at their effective yield, which includes contractual interest and the amortization of purchase price discount or premium and deferred fees or expenses, and considers anticipated prepayment rates.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

Accretion and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Accretion of servicer advance investment and receivable interest income	$542,983	$364,350	$352,316
Accretion of excess mortgage servicing rights income	103,053	150,141	134,565
Accretion of net discount on securities and loans(A)	398,213	253,243	65,925
Amortization of deferred financing costs	(12,076)	(18,326)	(26,036)
Amortization of discount on notes and bonds payable	(789)	(1,476)	(1,472)
	$1,031,384	$747,932	$525,298

(A)    Includes accretion of the accretable yield on PCD loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Other Income (Loss), Net — This item is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Unrealized gain (loss) on derivative instruments	$(2,190)	$5,774	$(3,538)
Unrealized gain (loss) on other ABS	2,883	(2,322)	879
Gain (loss) on transfer of loans to REO	22,938	18,356	2,065
Gain (loss) on transfer of loans to other assets	488	2,938	(690)
Gain on Excess MSR recapture agreements	2,384	2,802	2,999
Gain (loss) on Ocwen common stock	5,346	—	—
Other income (loss)	(27,741)	935	3,674
	$4,108	$28,483	$5,389

Gain (Loss) on Settlement of Investments, Net — This item is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Gain (loss) on sale of real estate securities, net	$20,642	$(27,460)	$13,096
Gain (loss) on sale of residential mortgage loans, net	39,731	12,142	35,175
Gain (loss) on settlement of derivatives	(39,214)	(27,491)	(46,982)
Gain (loss) on liquidated residential mortgage loans	(10,201)	(1,810)	(2,170)
Gain (loss) on sale of REO	(9,215)	4,690	(10,742)
Other gains (losses)	8,567	(8,871)	(8,003)
	$10,310	$(48,800)	$(19,626)

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

BALANCE SHEET MEASUREMENT

Investments in Servicing Related Assets — Servicing related assets consist of New Residential’s Excess MSRs, MSRs, MSR Financing Receivables, and Servicer Advance Investments. Upon acquisition, New Residential has elected to record each of such investments at fair value. New Residential elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on servicing related assets. Under this election, New Residential records a valuation adjustment on its investments in servicing related assets on a quarterly basis to recognize the changes in fair value in net income as described in “Income Recognition — Investments in Excess Mortgage Servicing Rights,” “Income Recognition — Investments in MSRs” and “Income Recognition — Servicer Advance Investments.”

Investments in Real Estate and Other Securities — New Residential has classified its investments in real estate and other securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses are considered temporary. At disposition, the net realized gain or loss is determined on the basis of the amortized cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

Cash and Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. As of December 31, 2017 and 2016, New Residential held: (i) $62.4 million and $82.1 million, respectively, of restricted cash related to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, (ii) $9.9 million and $22.3 million, respectively, of restricted cash related to financing requirements of the corporate notes secured by Excess MSRs (Note 11), (iii) $3.3 million and $2.2 million, respectively, of restricted cash related to Ginnie Mae Excess MSRs, (iv) $46.1 million and $56.4 million, respectively, of restricted cash related to the financing of consumer loans, and (iv) $28.6 million and $0.0 million, respectively, of restricted cash related to MSRs.

Derivatives — New Residential has entered into various economic hedges, as further described in Note 10, that are marked to fair value on a periodic basis through “—Other Income.”

Income Taxes — New Residential operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the “Internal Revenue Code.” Requirements for qualification as a REIT include various restrictions on ownership of New Residential’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders (subject to certain adjustments). Distributions may extend until timely filing of New Residential’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2017	2016		2017	2016
Margin receivable, net	$53,150	$55,481	Interest payable	$28,821	$23,108
Other receivables	10,635	16,350	Accounts payable	73,017	31,299
Principal and interest receivable	48,373	52,738	Derivative liabilities (Note 10)	697	3,021
Receivable from government agency(A)	41,429	54,706	Current taxes payable	—	2,314
Call rights	327	337	Due to servicers	24,571	77,148
Derivative assets (Note 10)	2,423	6,762	MSRs purchase price holdback	101,290	60,436
Servicing fee receivables	60,520	7,405	Other liabilities	10,718	8,118
Ginnie Mae EBO servicer advances receivable, net(B)	8,916	14,829		$239,114	$205,444
Due from servicers	38,601	22,134
Ocwen common stock, at fair value	19,259	—
Prepaid expenses	7,308	9,487
Other assets	21,240	4,269
	$312,181	$244,498

(A)
Represents claims receivable from the FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(B)	Represents an HLSS (Note 1) loan to a counterparty collateralized by servicer advances on Ginnie Mae EBO loans.

Servicer Advances Receivable — Represents servicer advances due to New Residential’s servicer subsidiary, NRM (Note 5). The servicer advances receivable purchased in conjunction with MSRs are recorded with purchase discounts. Subsequent advances are recorded at cost, subject to impairment. Any related purchase discounts are accreted into servicing revenue, net (MSRs) or interest income (MSR financing receivables) on a straight-line basis over the estimated weighted average life of the advances.

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
DECEMBER 31, 2017, 2016 and 2015
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2017
Interest income	$103,053	$78,715	$531,645	$431,706	$110,087	$263,844	$629	$1,519,679
Interest expense	36,086	43,327	154,174	122,997	51,473	52,808	—	460,865
Net interest income (expense)	66,967	35,388	377,471	308,709	58,614	211,036	629	1,058,814
Impairment	—	—	—	10,334	12,593	63,165	—	86,092
Servicing revenue, net	—	424,349	—	—	—	—	—	424,349
Other income (loss)	18,919	66,608	89,034	(16,371)	16,175	28,075	5,346	207,786
Operating expenses	606	180,604	5,120	1,471	31,529	43,552	159,695	422,577
Income (Loss) Before Income Taxes	85,280	345,741	461,385	280,533	30,667	132,394	(153,720)	1,182,280
Income tax expense (benefit)	—	22,393	143,793	—	1,272	170	—	167,628
Net Income (Loss)	$85,280	$323,348	$317,592	$280,533	$29,395	$132,224	$(153,720)	$1,014,652
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$11,227	$—	$—	$45,892	$—	$57,119
Net income (loss) attributable to common stockholders	$85,280	$323,348	$306,365	$280,533	$29,395	$86,332	$(153,720)	$957,533

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2017
Investments	$1,345,478	$2,334,232	$4,027,379	$8,071,140	$2,544,984	$1,425,675	$—	$19,748,888
Cash and cash equivalents	408	104,545	78,353	38,728	15,483	40,687	17,594	295,798
Restricted cash	13,153	30,454	60,516	—	—	46,129	—	150,252
Other assets	2,891	726,530	18,576	1,098,921	113,035	28,621	30,050	2,018,624
Total assets	$1,361,930	$3,195,761	$4,184,824	$9,208,789	$2,673,502	$1,541,112	$47,644	$22,213,562
Debt	$483,978	$1,761,011	$3,526,380	$6,534,300	$2,108,007	$1,332,854	$—	$15,746,530
Other liabilities	1,033	194,465	(5,658)	1,200,905	23,917	6,596	249,612	1,670,870
Total liabilities	485,011	1,955,476	3,520,722	7,735,205	2,131,924	1,339,450	249,612	17,417,400
Total equity	876,919	1,240,285	664,102	1,473,584	541,578	201,662	(201,968)	4,796,162
Noncontrolling interests in equity of consolidated subsidiaries	—	—	71,491	—	—	34,466	—	105,957
Total New Residential stockholders’ equity	$876,919	$1,240,285	$592,611	$1,473,584	$541,578	$167,196	$(201,968)	$4,690,205
Investments in equity method investees	$171,765	$—	$—	$—	$—	$51,412	$—	$223,177

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2016
Interest income	$150,141	$—	$369,809	$265,862	$56,249	$232,750	$1,924	$1,076,735
Interest expense	19,160	—	224,879	49,283	25,675	54,427	—	373,424
Net interest income (expense)	130,981	—	144,930	216,579	30,574	178,323	1,924	703,311
Impairment	—	—	—	10,264	23,870	53,846	—	87,980
Servicing revenue, net	—	118,169	—	—	—	—	—	118,169
Other income (loss)	11,398	—	(4,624)	(47,747)	26,779	76,518	13	62,337
Operating expenses	1,259	10,693	3,724	1,480	14,961	39,466	102,627	174,210
Income (Loss) Before Income Taxes	141,120	107,476	136,582	157,088	18,522	161,529	(100,690)	621,627
Income tax expense (benefit)	—	15,683	21,036	—	2,117	75	—	38,911
Net Income (Loss)	$141,120	$91,793	$115,546	$157,088	$16,405	$161,454	$(100,690)	$582,716
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$40,136	$—	$—	$38,127	$—	$78,263
Net income (loss) attributable to common stockholders	$141,120	$91,793	$75,410	$157,088	$16,405	$123,327	$(100,690)	$504,453

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2016
Investments	$1,594,243	$659,483	$5,806,740	$4,973,711	$947,017	$1,799,486	$—	$15,780,680
Cash and cash equivalents	2,225	95,840	94,368	8,405	5,366	27,962	56,436	290,602
Restricted cash	24,538	—	82,122	—	—	56,435	—	163,095
Other assets	2,404	75,102	180,705	1,753,076	100,951	35,921	16,993	2,165,152
Total assets	$1,623,410	$830,425	$6,163,935	$6,735,192	$1,053,334	$1,919,804	$73,429	$18,399,529
Debt	$729,145	$—	$5,698,160	$4,203,249	$783,006	$1,767,676	$—	$13,181,236
Other liabilities	2,189	132,417	24,123	1,394,682	22,689	6,382	167,634	1,750,116
Total liabilities	731,334	132,417	5,722,283	5,597,931	805,695	1,774,058	167,634	14,931,352
Total equity	892,076	698,008	441,652	1,137,261	247,639	145,746	(94,205)	3,468,177
Noncontrolling interests in equity of consolidated subsidiaries	—	—	173,057	—	—	35,020	—	208,077
Total New Residential stockholders’ equity	$892,076	$698,008	$268,595	$1,137,261	$247,639	$110,726	$(94,205)	$3,260,100
Investments in equity method investees	$194,788	$—	$—	$—	$—	$—	$—	$194,788

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

	Servicing Related Assets		Residential Securities and Loans
	Excess MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2015
Interest income	$134,565	$354,616	$110,123	$43,180	$1	$2,587	$645,072
Interest expense	11,625	216,837	18,230	21,510	1,615	4,196	274,013
Net interest income (expense)	122,940	137,779	91,893	21,670	(1,614)	(1,609)	371,059
Impairment	—	—	5,788	18,596	—	—	24,384
Other income (loss)	72,802	(53,426)	(33,604)	15,405	43,954	(3,102)	42,029
Operating expenses	1,101	14,316	1,227	13,415	228	87,536	117,823
Income (Loss) Before Income Taxes	194,641	70,037	51,274	5,064	42,112	(92,247)	270,881
Income tax expense (benefit)	—	(8,127)	—	(3,199)	325	—	(11,001)
Net Income (Loss)	$194,641	$78,164	$51,274	$8,263	$41,787	$(92,247)	$281,882
Noncontrolling interests in income of consolidated subsidiaries	$—	$18,407	$—	$—	$—	$(5,161)	$13,246
Net income (loss) attributable to common stockholders	$194,641	$59,757	$51,274	$8,263	$41,787	$(87,086)	$268,636

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2015	$698,304	$5,307	$877,906	$1,581,517
Purchases	—	124	—	124
Interest income	63,772	(244)	86,613	150,141
Other income	2,802	—	—	2,802
Proceeds from repayments	(145,186)	(1,015)	(181,631)	(327,832)
Change in fair value	(8,399)	(237)	1,339	(7,297)
Balance as of December 31, 2016	611,293	3,935	784,227	1,399,455
Purchases	—	—	—	—
Interest income	46,393	(191)	56,851	103,053
Other income	2,384	—	1,993	4,377
Proceeds from repayments	(120,485)	(1,400)	(130,122)	(252,007)
Proceeds from sales	(13,505)	—	—	(13,505)
Change in fair value	6,153	569	(2,400)	4,322
Ocwen Transaction (Note 5)	—	—	(71,982)	(71,982)
Balance as of December 31, 2017	$532,233	$2,913	$638,567	$1,173,713

(A)	Specialized Loan Servicing LLC (“SLS”).

(B)	Ocwen Loan Servicing LLC, a subsidiary of Ocwen, services the loans underlying the Excess MSRs and Servicer Advance Investments acquired from HLSS (Note 1).

In July 2017, New Residential entered into the Ocwen Transaction as described in Note 5. Subsequent to the Ocwen Transaction, the Excess MSRs formerly serviced by Ocwen become reclassified, as described in Note 5, as the underlying MSRs are transferred to NRM.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Nationstar, SLS, or Ocwen, as applicable, as servicer, performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	December 31, 2017
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$63,839,281	32.5% - 66.7% (53.5%)	0.0% - 40.0%	20.0% - 35.0%	5.8	$249,003	$280,033
Recapture Agreements	—	32.5% - 66.7% (53.5%)	0.0% - 40.0%	20.0% - 35.0%	11.4	18,944	44,603
	63,839,281				6.2	267,947	324,636

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$64,146,430	33.3% - 100.0% (59.6%)	0.0% - 50.0%	0.0% - 33.3%	5.4	$154,938	$190,696
Recapture Agreements	—	33.3% - 100.0% (59.6%)	0.0% - 50.0%	0.0% - 33.3%	11.3	7,489	19,814
Ocwen Serviced Pools	89,135,588	100.0%	—%	—%	6.5	598,149	638,567
	153,282,018				6.3	760,576	849,077
Total	$217,121,299				6.3	$1,028,523	$1,173,713

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

(E)
New Residential also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of December 31, 2017 and 2016 (Note 6) on $139.5 billion and $186.4 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Original and Recaptured Pools	$(5,630)	$(11,221)	$34,936
Recapture Agreements	9,952	3,924	3,707
	$4,322	$(7,297)	$38,643

As of December 31, 2017 and 2016, weighted average discount rates of 8.9% and 9.8%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	December 31,
	2017	2016
Excess MSR assets	$321,197	$372,391
Other assets	22,333	17,184
Other liabilities	—	—
Equity	$343,530	$389,575
New Residential’s investment	$171,765	$194,788

New Residential’s ownership	50.0%	50.0%

	Year Ended December 31,
	2017	2016	2015
Interest income	$27,450	$36,502	$51,811
Other income (loss)	(2,149)	(3,359)	10,615
Expenses	(68)	(91)	(107)
Net income	$25,233	$33,052	$62,319

New Residential’s investments in equity method investees changed during the years ended December 31, 2017 and 2016 as follows:

	2017	2016
Balance at beginning of period	$194,788	$217,221
Contributions to equity method investees	—	—
Distributions of earnings from equity method investees	(13,668)	(22,046)
Distributions of capital from equity method investees	(21,972)	(16,913)
Change in fair value of investments in equity method investees	12,617	16,526
Balance at end of period	$171,765	$194,788

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	December 31, 2017
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$50,501,054	66.7%	50.0%	$209,924	$271,785	5.7
Recapture Agreements	—	66.7%	50.0%	23,571	49,412	11.4
Total	$50,501,054			$233,495	$321,197	6.3

	December 31, 2016
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$60,677,300	66.7%	50.0%	$247,105	$314,401	5.8
Recapture Agreements	—	66.7%	50.0%	29,974	57,990	12.2
	$60,677,300			$277,079	$372,391	6.5

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
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

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments:

	Aggregate Direct and Equity Method Investees
	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2017	2016
California	24.0%	24.1%
Florida	8.7%	8.6%
New York	8.5%	7.9%
Texas	4.6%	4.6%
New Jersey	4.1%	4.2%
Maryland	3.7%	3.7%
Illinois	3.5%	3.5%
Georgia	3.1%	3.1%
Virginia	3.0%	3.1%
Massachusetts	2.7%	2.7%
Pennsylvania	2.6%	2.5%
Arizona	2.5%	2.5%
Other U.S.	29.0%	29.5%
	100.0%	100.0%

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

See Note 11 regarding the financing of Excess MSRs.

5. INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MORTGAGE SERVICING RIGHTS FINANCING RECEIVABLES

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed or otherwise eligible mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the FHA to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. As of December 31, 2017, NRM is in compliance with such policies and guidelines, as well as with other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Consolidated Statements of Income. As of December 31, 2017, these subservicers include Nationstar, Ditech, PHH, Ocwen, Flagstar, and Citi, which subservice 41.2%, 29.9%, 20.9%, 6.3%, 1.1%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables).

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by Ditech (defined below) and Nationstar. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech or Nationstar of a loan in the original portfolios.

Walter MSRs

On August 8, 2016, NRM entered into a flow and bulk agreement for the purchase and sale of mortgage servicing rights (the “Walter Purchase Agreement”) with Ditech Financial LLC (“Ditech”), a subsidiary of Walter Investment Management Corp. During the year ended December 31, 2016, pursuant to the Walter Purchase Agreement, NRM purchased MSRs, and related servicer advances receivable, with respect to certain Fannie Mae residential mortgage loans with a total UPB of $32.3 billion for a purchase price of approximately $211.4 million. During the year ended December 31, 2017, pursuant to the Walter Purchase Agreement, NRM purchased Walter Flow MSRs with respect to certain Fannie Mae and Freddie Mac residential mortgage loans with a total UPB of $9.3 billion for a purchase price of approximately $73.3 million. Ditech subservices the related residential mortgage loans.

On November 10, 2016, NRM and Walter Capital Opportunity, LP and its subsidiaries entered into an agreement to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with a total UPB of approximately $32.5 billion for a purchase price of approximately $244.3 million. Ditech subservices the related residential mortgage loans.

FirstKey MSRs

On December 1, 2016, NRM and FirstKey Mortgage, LLC (“FirstKey”) entered into an agreement (the “FirstKey Purchase Agreement”) to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with an aggregate total UPB of approximately $12.5 billion for a purchase price of approximately $89.1 million. The purchase settled in December 2016. Flagstar and Nationstar subservice the related residential mortgage loans, as described below.

Citi MSRs

On January 27, 2017, NRM entered into an agreement with CitiMortgage, Inc. (“Citi”) to purchase the MSRs and related servicer advances receivable (the “Citi Transaction”) with respect to a pool of seasoned Fannie Mae and Freddie Mac residential mortgage loans with approximately $92.5 billion in total UPB for a purchase price of approximately $906.0 million, with a purchase price holdback of approximately $45.3 million. The purchase settled in March 2017. As of December 31, 2017, Nationstar subservices primarily all of the related residential mortgage loans.

United Shore MSRs

On January 31, 2017, NRM entered into an agreement with United Shore Financial Services, LLC (“United Shore”) to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $9.8 billion in total UPB for a purchase price of approximately $94.8 million, with a purchase price holdback of approximately $9.5 million. The purchase settled in February 2017, and subservicing transferred to Nationstar during March and April 2017. On August 8, 2017, NRM entered into an agreement with United Shore to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $2.1 billion in total UPB for a purchase price of approximately $19.7 million, with a purchase price holdback

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

of approximately $2.0 million. The purchase settled in August 2017. Nationstar subservices the related residential mortgage loans, as described below.

RCS Transaction

On February 17, 2017, NRM entered into an agreement with Residential Credit Solutions, Inc. (“RCS”) to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Fannie Mae and Freddie Mac residential mortgage loans with approximately $5.2 billion in total UPB for a purchase price of approximately $48.6 million with a purchase price holdback of approximately $4.9 million. The purchase settled in February and March 2017. Ditech subservices the related residential mortgage loans.

Subservicing Agreements

On January 27, 2017, NRM entered into agreements pursuant to which Nationstar will subservice certain MSR portfolios on behalf of NRM, subject to GSE and other regulatory approvals. In 2017, subservicing duties for a portion of the residential mortgage loans related to the FirstKey MSRs and Citi MSRs, respectively, were transferred to Nationstar from FirstKey and Citi, respectively. On May 16, 2017, NRM entered into a subservicing agreement with Flagstar Bank, FSB (“Flagstar”). Flagstar was the predecessor subservicer of the remaining portion of the residential mortgage loans related to the FirstKey MSRs. The subservicing duties transferred to Flagstar in May 2017.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Year Ended December 31,
	2017	2016
Servicing fee revenue	$412,971	$29,168
Ancillary and other fees	79,050	676
Servicing fee revenue and fees	492,021	29,844
Amortization of servicing rights	(223,167)	(15,354)
Change in valuation inputs and assumptions	155,495	103,679
Servicing revenue, net	$424,349	$118,169

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2015	$—
Purchases	571,158
Amortization of servicing rights(A)	(15,354)
Change in valuation inputs and assumptions	103,679
Balance as of December 31, 2016	$659,483
Purchases	1,143,693
Amortization of servicing rights(A)	(223,167)
Change in valuation inputs and assumptions	155,495
Balance as of December 31, 2017	$1,735,504

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in MSRs as of December 31, 2017 and 2016:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
2017
Agency	$172,392,496	6.3	$1,476,330	$1,735,504
Non-Agency	61,654	5.6	—	—
Total	$172,454,150	6.3	$1,476,330	$1,735,504
2016
Agency	$79,935,302	7.0	$555,804	$659,483

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of December 31, 2017 and 2016, weighted average discount rates of 9.1% and 12.0%, respectively, were used to value New Residential’s investments in MSRs.

Mortgage Servicing Rights Financing Receivables

PHH Transaction

On December 28, 2016, NRM entered into an agreement with PHH Corporation (together with its subsidiaries, including PHH Mortgage Corporation, “PHH”) to purchase the MSRs, and related servicer advances receivables, with respect to approximately $60.1 billion in total UPB of seasoned Agency and private-label residential mortgage loans for a purchase price of approximately $502.5 million. The purchase settled in stages during 2017. As of December 31, 2017, MSRs, and related servicer advances receivables, with respect to private-label residential mortgage loans of approximately $6.0 billion in total UPB with a purchase price of approximately $35.5 million had not been settled. Concurrently with the purchase agreement, NRM entered into a subservicing agreement with PHH, pursuant to which PHH Mortgage, a wholly owned subsidiary of PHH, subservices the residential mortgage loans underlying the MSRs acquired by NRM for an initial term of three years, subject to certain conditions. New Residential has entered into a recapture agreement with respect to each of its MSR investments subserviced by PHH. Under the recapture agreement, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH of a loan in the original portfolio.

As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivables in the Consolidated Statements of Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Ocwen Transaction

On July 23, 2017, New Residential entered into a series of agreements with Ocwen that supersede the arrangements among the parties set forth in (i) the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, as amended by Amendment No. 1 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012, and Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015 (as so amended, the “Original Ocwen MSR Purchase Agreement”), and (ii) certain sale supplements to the Original Ocwen MSR Purchase Agreement, as amended by Amendment No. 1 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012, Amendment to Sale Supplements dated as of July 1, 2013, Amendment to Sale Supplement, dated as of September 30, 2013, Amendment to Sale Supplements, dated as of February 4, 2014, Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015, and February Amendment, dated as of February 17, 2017 (as so amended, the “Original Ocwen Sale Supplements” and, together with the Original Ocwen MSR Purchase Agreement, the “Original Ocwen Agreements”). These transactions (collectively, the “Ocwen Transaction”) are described in further detail below.

In addition, pursuant to a Transaction Agreement dated July 23, 2017, New Residential acquired from Ocwen in a private placement 6,075,510 shares of Ocwen common stock, par value $0.01 per share, at a price per share of $2.29, for a total of approximately $13.9 million (Note 2).

On July 23, 2017, Ocwen and New Residential entered into a Master Agreement (the “Ocwen Master Agreement”) and a Transfer Agreement (the “Ocwen Transfer Agreement”) pursuant to which Ocwen and New Residential agreed to undertake certain actions to facilitate the transfer from Ocwen to New Residential of Ocwen’s remaining interests in the mortgage servicing rights relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion that are subject to the Original Ocwen Agreements (the “Ocwen Subject MSRs”) and with respect to which New Residential holds the Rights to MSRs (as defined in the Original Ocwen Agreements).

The Ocwen Master Agreement provides for, among other things, the following:

•	The parties will cooperate to obtain any third party consents required to transfer Ocwen’s remaining interests in the Ocwen Subject MSRs to New Residential.

•
Upon obtaining the required third party consents and each Ocwen Subject MSR ceasing to be a Deferred Servicing Agreement (as defined in the Original Ocwen Agreements) covered under the Original Ocwen Agreements, New Residential will make a lump sum payment to Ocwen. These lump sum payments may total up to approximately $400.0 million in the aggregate if all of the Ocwen Subject MSRs are transferred to New Residential.

•	Upon transfer, Ocwen will subservice the mortgage loans related to such Ocwen Subject MSRs pursuant to the Ocwen Subservicing Agreement (as defined below).

•
In the event that the required third party consents are not obtained within one year (by July 23, 2018) or such earlier date mutually agreed to by the parties, the applicable Ocwen Subject MSRs may (i) become subject to a new mortgage servicing rights agreement to be negotiated between Ocwen and New Residential, (ii) be acquired by Ocwen at a price determined in accordance with the terms of the Ocwen Master Agreement, (iii) be sold to one or more third parties in accordance with the terms of the Ocwen Master Agreement, or (iv) remain subject to the Original Ocwen Agreements.

•
New Residential agrees to up to an eighteen month standstill (until January 23, 2019), subject to certain conditions, of its rights with respect to certain Ocwen Subject MSRs under the Original Ocwen Agreements to replace Ocwen as named servicer upon the occurrence of certain specified termination events. New Residential will permanently waive such rights if a specified percentage of the Ocwen Subject MSRs have been transferred to NRM or are not otherwise subject to the Original Ocwen Agreements before the end of the period contemplated by the Ocwen Master Agreement.

•	The resolution of certain payment obligations by New Residential and Ocwen under the terms of the Original Ocwen Agreements.

Pursuant to the Ocwen Transfer Agreement, Ocwen agreed to transfer its legal title and any other remaining interest in certain mortgage servicing rights to New Residential upon satisfaction of customary conditions precedent. The Ocwen Transfer Agreement contains customary representations, warranties, covenants and indemnification obligations of Ocwen as transferor of the Ocwen Subject MSRs.

On July 23, 2017, New Residential and Ocwen entered into a subservicing agreement (the “Ocwen Subservicing Agreement”) pursuant to which Ocwen will subservice the mortgage loans related to the Ocwen Subject MSRs that are transferred to New

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Residential pursuant to the Ocwen Master Agreement and Ocwen Transfer Agreement. The Ocwen Subservicing Agreement contains customary representations, warranties, covenants and indemnification obligations of Ocwen as subservicer and prior servicer. In consideration for subservicing such mortgage loans, Ocwen will receive a fixed subservicing fee and certain other customary ancillary compensation as set forth in the Ocwen Subservicing Agreement. The initial term of the Ocwen Subservicing Agreement is five years. At any time during the initial term, New Residential may terminate the agreement for convenience, subject to Ocwen’s right to receive a termination fee (amortizing monthly during the initial term) and proper notice. Following the initial term, New Residential may extend the term of the Ocwen Subservicing Agreement for additional three month periods by delivering written notice to Ocwen of its desire to extend such contract thirty days prior to the end of such three month period. Furthermore, at any time following the initial term, the Ocwen Subservicing Agreement may be canceled by Ocwen at the end of each twelve month period following the initial term by delivering proper notice. In addition, New Residential and Ocwen each have the ability to terminate the agreement for cause if certain events specified in the Ocwen Subservicing Agreement occur. If either New Residential or Ocwen terminates the agreement for cause, the other party is required to pay certain fees and costs as set forth in the agreement. If New Residential exercises an early termination provision in a securitization transaction during the initial term and elects not to retain Ocwen as servicer following such early termination with respect to the related mortgage loans, New Residential may be required to pay an exit fee to Ocwen (which decreases monthly during the initial term). The subservicing fees payable by New Residential to Ocwen under the Ocwen Subservicing Agreement are expected to be less than the fees that would have been payable by New Residential under the Original Ocwen Agreements.

As of December 31, 2017, MSRs representing approximately $14.8 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction, and MSRs representing approximately $86.8 billion UPB of underlying loans remain to be transferred (after paydowns and other factors). Through December 31, 2017, $54.6 million of related lump sum payments have been made or accrued by New Residential to Ocwen. Upon transfer, any interests already held by New Residential are reclassified (from Excess MSRs or Servicer Advance Investments) to become part of the basis of the MSR financing receivables held by NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs were legally sold, solely for accounting purposes New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivables in the Consolidated Statements of Income.

On August 28, 2017, New Residential Sales Corp. (together with any other future licensed real estate brokerage subsidiary of New Residential, “NRZ Brokerage”), a licensed real estate brokerage subsidiary of New Residential, entered into a Cooperative Brokerage Agreement (the “Altisource Brokerage Agreement”) with REALHome Services and Solutions, Inc. and REALHome Services and Solutions - CT, Inc. (collectively, “RHSS”), two licensed real estate brokerage subsidiaries of Altisource Portfolio Solutions S.A. (together with its subsidiaries, “Altisource”). Under the Altisource Brokerage Agreement, RHSS will exclusively provide marketing and listing services for REO properties included in certain MSR portfolios acquired, or to be acquired, by New Residential, including (i) an approximately $110 billion UPB (as of June 30, 2017) non-agency MSR portfolio that New Residential agreed to acquire from certain subsidiaries of Ocwen in July 2017 and certain other Ocwen-owned portfolios if New Residential were to acquire these portfolios from Ocwen in the future (collectively, the “Ocwen Portfolio”), and (ii) an approximately $6 billion UPB (as of June 30, 2017) non-agency MSR portfolio that New Residential agreed to acquire from certain subsidiaries of PHH in December 2016 (the “PHH Portfolio” and, together with the Ocwen Portfolio, the “Covered Portfolios”). Pursuant to the Altisource Brokerage Agreement, RHSS will begin to receive REO referrals from NRZ Brokerage as the Covered Portfolios are transferred to one or more subsidiaries of New Residential, subject to PHH’s approval of Altisource as a vendor in the case of the PHH Portfolio. NRZ Brokerage will receive a referral commission for each REO property sold by RHSS on behalf of New Residential for which RHSS receives a commission under the Altisource Brokerage Agreement. The Altisource Brokerage Agreement, which extends through August 2025, establishes a direct relationship between the brokerages, irrespective of New Residential’s subservicer.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Concurrently with the Altisource Brokerage Agreement and the Altisource Letter Agreement, Altisource executed a letter of intent with New Residential to enter into a services agreement (as amended, the “Altisource Services LOI”). Under the anticipated services agreement, to the extent allowable by law and other applicable contractual requirements, Altisource would provide certain fee-based services with respect to the Ocwen Portfolio, also through August 31, 2025. Pursuant to the Altisource Services LOI, the parties have agreed to negotiate in good faith toward the execution of a services agreement through and until February 28, 2018, such date to be automatically extended to March 31, 2018 if the parties are still negotiating in good faith at such time (such period, including as extended, the “Standstill Period”). Except for certain specified commitments, including those described above, all of the terms of the Altisource Services LOI are non-binding. There can be no assurance that the parties will reach an agreement with respect to the terms of a services agreement or that a services agreement will be entered into on a timely basis or at all.

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

Interest income from investments in mortgage servicing rights financing receivables was comprised of the following:

Year Ended December 31, 2017
Servicing fee revenue	$94,945
Ancillary and other fees	17,313
Less: subservicing expense	(33,686)
Interest income, investments in mortgage servicing rights financing receivables	$78,572

Change in fair value of investments in mortgage servicing rights financing receivables was comprised of the following:

Year Ended December 31, 2017
Amortization of servicing rights	$(43,190)
Change in valuation inputs and assumptions	109,584
Change in fair value of investments in mortgage servicing rights financing receivables	$66,394

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivables:

Balance as of December 31, 2016	$—
Investments made	467,884
Ocwen Transaction	64,450
Amortization of servicing rights(A)	(43,190)
Change in valuation inputs and assumptions	109,584
Balance as of December 31, 2017	$598,728

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivables as of December 31, 2017:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$49,498,415	5.9	$428,657	$476,206
Non-Agency	14,846,478	5.6	60,487	122,522
Total	$64,344,893	5.8	$489,144	$598,728

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Carrying Value represents fair value. As of December 31, 2017, a weighted average discount rate of 9.4% was used to value New Residential’s investments in mortgage servicing rights financing receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2017	December 31, 2016
California	19.0%	20.5%
New York	6.3%	2.8%
Florida	6.0%	7.3%
Texas	5.7%	6.3%
New Jersey	5.2%	4.5%
Illinois	4.1%	4.1%
Massachusetts	3.8%	4.1%
Michigan	3.5%	3.1%
Pennsylvania	3.3%	2.9%
Virginia	3.1%	2.8%
Other U.S.	40.0%	41.6%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

In connection with its investments in MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices described above), which it records at fair value within servicer advances receivable upon acquisition.

In addition to receiving cash flows from the MSRs, NRM as servicer has the obligation to fund future servicer advances on the underlying pool of mortgages (Note 14). These servicer advances are recorded when advanced and are included in servicer advances receivable.

See Note 11 regarding the financing of MSRs.

6. SERVICER ADVANCE INVESTMENTS

In December 2013, New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) consolidated by New Residential, purchased the outstanding servicer advances related to a portfolio of residential

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

mortgage loans that is serviced by Nationstar and is a subset of the same portfolio of loans in which New Residential has invested in a portion of the Excess MSRs (Note 4), including the basic fee component of the related MSRs. In August 2017, New Residential purchased an additional 27.0% interest in the Buyer from third-party co-investors for an aggregate purchase price of $65.9 million. A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 72.8% interest in the Buyer as of December 31, 2017. As of December 31, 2017, noncontrolling third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2017, the third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $309.1 million and $254.8 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of December 31, 2017 was approximately 9.3% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

In December 2014, New Residential agreed to acquire (the “SLS Transaction”) 50% of the Excess MSRs and all of the servicer advances and related basic fee portion of the MSR, and a portion of the call rights related to a portfolio of residential mortgage loans which is serviced by SLS. Fortress-managed funds acquired the other 50% of the Excess MSRs. SLS services the loans in exchange for a servicing fee of 10.75 basis points (“bps”) and an incentive fee (the “SLS Incentive Fee”) which is based on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

In April 2015, New Residential acquired Servicer Advance Investments and Excess MSRs in connection with the HLSS Acquisition (Note 1). Ocwen services the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of December 31, 2017 is equal to 6.1 bps times the UPB of the underlying loans, and an incentive fee which is reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target. In July 2017, New Residential entered into the Ocwen Transaction as described in Note 5. Subsequent to the Ocwen Transaction, the Servicer Advance Investments (including the related basic fee portion of the MSR) formerly serviced by Ocwen become reclassified, as described in Note 5, as the underlying MSRs are transferred to NRM.

In connection with the HLSS Acquisition, New Residential acquired from Ocwen the call rights related to the residential mortgage loans underlying the Excess MSRs and Servicer Advance Investments acquired from HLSS. New Residential continues to evaluate the call rights it acquired from Nationstar, SLS and Ocwen, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions.

All of New Residential’s Servicer Advance Investments are comprised of outstanding servicer advances, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans, and the basic fee component of the related MSR. New Residential elected to record its Servicer Advance Investments, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income for Year then Ended
December 31, 2017
Servicer Advance Investments(C)	$3,924,003	$4,027,379	6.8%	7.3%	5.1	$84,418
December 31, 2016
Servicer Advance Investments(C)	$5,687,635	$5,706,593	5.6%	5.5%	4.6	$(7,768)

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(C)	Excludes asset-backed securities collateralized by servicer advances, which had an aggregate face amount of $100.0 million and an aggregate carrying value of $100.1 million as of December 31, 2016.

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
December 31, 2017
Servicer Advance Investments(D)	$139,460,371	$3,581,876	2.6%	$3,461,718	93.2%	92.0%	3.3%	3.0%
December 31, 2016
Servicer Advance Investments(D)	$186,362,657	$5,617,759	3.0%	$5,560,412	94.5%	93.4%	3.2%	2.8%

(A)
Based on outstanding servicer advances, excluding purchased but unsettled servicer advances and certain deferred servicing fees (“DSF”) on which New Residential receives financing. If New Residential were to include these DSF in the servicer advance balance, gross and net LTV as of December 31, 2017 would be 87.4% and 86.3%, respectively. Also excludes retained Non-Agency bonds with a current face amount of $80.0 million from the outstanding servicer advance debt. If New Residential were to sell these bonds, gross and net LTV as of December 31, 2017 would be 95.3% and 94.1%, respectively.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances are included in the Servicer Advance Investments:

	December 31,
	2017	2016
Principal and interest advances	$909,133	$1,489,929
Escrow advances (taxes and insurance advances)	1,636,381	2,613,050
Foreclosure advances	1,036,362	1,514,780
Total	$3,581,876	$5,617,759

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Interest income, gross of amounts attributable to servicer compensation	$871,506	$922,006	$799,126
Amounts attributable to base servicer compensation(A)	(227,585)	(127,631)	(107,929)
Amounts attributable to incentive servicer compensation(A)	(115,565)	(430,025)	(338,881)
Interest income from Servicer Advance Investments(A)	$528,356	$364,350	$352,316

(A)
Total interest income of $528.4 million for the year ended December 31, 2017 includes retrospective adjustments of $204.1 million, mainly due to changes in cash flow assumptions relating to the HLSS portfolio, including a change in the cost of subservicing assumption to 13 bps.

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of December 31,
	2017	2016
Assets
Servicer advance investments, at fair value	$1,002,102	$1,731,633
Cash and cash equivalents	40,929	37,854
All other assets	13,011	19,799
Total assets(A)	$1,056,042	$1,789,286
Liabilities
Notes and bonds payable	$789,979	$1,464,851
All other liabilities	3,308	5,187
Total liabilities(A)	$793,287	$1,470,038

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	December 31,
	2017	2016
Total Advance Purchaser LLC equity	$262,755	$319,248
Others’ ownership interest	27.2%	54.2%
Others’ interest in equity of consolidated subsidiary	$71,491	$173,057

Others’ interests in the Buyer’s net income (loss) is computed as follows:

	Year Ended December 31,
	2017	2016	2015
Net Advance Purchaser LLC income	$23,604	$72,159	$33,180
Others’ ownership interest as a percent of total(A)	47.6%	55.6%	55.5%
Others’ interest in net income of consolidated subsidiaries	$11,227	$40,136	$18,407

(A)	As a result, New Residential owned 52.4%, 44.4% and 44.5% of the Buyer, on average during the years ended December 31, 2017, 2016 and 2015, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

See Note 11 regarding the financing of Servicer Advance Investments.

7. INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	(in millions)			(in millions)
	Treasury	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$1,552.0	$7,135.2	$7,606.5	$7,163.3	$5,431.6
Purchase Price	1,545.3	7,367.8	3,053.0	7,467.6	2,746.3

Sales
Face	$690.0	$7,310.7	$235.1	$6,466.1	$332.5
Amortized Cost	687.2	7,536.6	164.3	6,749.4	284.7
Sale Price	686.7	7,539.6	182.4	6,740.0	266.6
Gain (Loss) on Sale	(0.5)	3.0	18.0	(9.4)	(18.1)

As of December 31, 2017, New Residential had sold and purchased $1.0 billion and $1.1 billion face amount of Agency RMBS for $1.0 billion and $1.1 billion, respectively, and purchased $45.0 million face amount of Non-Agency RMBS for $41.1 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

The following is a summary of New Residential’s real estate and other securities, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired and except for securities which New Residential elected to carry at fair value and record changes to valuation through the income statement.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)
December 31, 2017
Treasury	$862,000	$858,028	$—	$(5,294)	$852,734	3	AAA	2.21%	2.27%	8.1	N/A
Agency RMBS(F)(G)	1,203,629	1,247,093	1,176	(4,652)	1,243,617	98	AAA	3.49%	2.83%	7.0	N/A
Non-Agency RMBS(H) (I)	12,757,357	5,599,644	423,504	(48,359)	5,974,789	751	CCC-	2.27%	5.66%	7.7	8.5%
Total/Weighted Average	$14,822,986	$7,704,765	$424,680	$(58,305)	$8,071,140	852	B+	2.44%	4.83%	7.6
December 31, 2016
Agency RMBS(F)(G)	$1,486,739	$1,532,421	$1,803	$(3,926)	$1,530,298	57	AAA	3.45%	2.94%	9.1	N/A
Non-Agency RMBS(H) (I)	7,302,218	3,415,906	147,206	(19,552)	3,543,560	536	CCC-	1.59%	5.88%	7.9	8.8%
Total/Weighted Average	$8,788,957	$4,948,327	$149,009	$(23,478)	$5,073,858	593	BB-	2.16%	4.97%	8.3

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 204 bonds with a carrying value of $380.5 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

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

(G)
The total outstanding face amount was $1.1 billion and $1.3 billion for fixed rate securities and $0.1 billion and $0.2 billion for floating rate securities as of December 31, 2017 and 2016, respectively.

(H)
The total outstanding face amount was $1.3 billion (including $0.7 billion of residual and fair value option notional amount) and $1.2 billion (including $0.8 billion of residual and fair value option notional amount) for fixed rate securities and $11.5 billion (including $4.5 billion of residual and fair value option notional amount) and $6.1 billion (including $2.1 billion of residual and fair value option notional amount) for floating rate securities as of December 31, 2017 and 2016, respectively.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by servicer advances and (iii) bonds backed by consumer loans.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
December 31, 2017
Consumer loan bonds	$29,690	$29,780	$971	$(528)	$30,223	3	N/A	N/A	17.17%	1.5	N/A
Fair Value Option Securities
Interest-only Securities	4,475,794	205,740	10,407	(9,887)	206,260	49	AA-	1.51%	5.33%	3.2	N/A
Servicing Strips	450,974	4,958	1,613	(225)	6,346	20	N/A	0.27%	21.62%	6.7	N/A
December 31, 2016
Servicer Advance Bonds	$100,000	$99,838	$310	$—	$100,148	1	AAA	3.21%	3.10%	0.7	N/A
Fair Value Option Securities
Interest-only Securities	2,062,647	113,342	5,270	(6,555)	112,057	28	AA+	1.85%	5.30%	2.9	N/A
Servicing Strips	456,629	5,613	311	(1)	5,923	11	NA	0.27%	21.74%	6.2	N/A

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the year ended December 31, 2017, New Residential recorded OTTI charges of $10.3 million with respect to real estate securities. During the year ended December 31, 2016, New Residential recorded OTTI of $10.3 million. During the year ended December 31, 2015, New Residential recorded OTTI of $5.8 million. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of December 31, 2017.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$4,446,684	$2,234,124	$(1,307)	$2,232,817	$(44,537)	$2,188,280	155	CCC+	2.22%	3.83%	7.6
12 or More Months	916,578	235,064	(291)	234,773	(13,768)	221,005	86	BBB	2.54%	4.10%	4.5
Total/Weighted Average	$5,363,262	$2,469,188	$(1,598)	$2,467,590	$(58,305)	$2,409,285	241	B	2.25%	3.85%	7.3

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of December 31, 2017.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 29 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 40 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2017
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	516,765	534,878	(1,598)	(18,113)
Non-credit impaired securities	1,892,520	1,932,712	—	(40,192)
Total debt securities in an unrealized loss position	$2,409,285	$2,467,590	$(1,598)	$(58,305)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of December 31, 2017.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

	Year Ended December 31,
	2017	2016
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$15,495	$6,239
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	3,903	3,008
Additions for credit losses on securities for which an OTTI was not previously recognized	6,431	7,256
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—	—
Reduction for securities sold during the period	(2,008)	(1,008)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$23,821	$15,495

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	December 31,
	2017		2016
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$4,882,136	38.4%	$2,757,424	38.3%
Southeastern U.S.	3,005,519	23.6%	1,635,596	22.7%
Northeastern U.S.	2,555,514	20.1%	1,426,519	19.8%
Midwestern U.S.	1,337,980	10.5%	778,372	10.8%
Southwestern U.S.	927,647	7.3%	557,033	7.7%
Other(B)	18,871	0.1%	47,274	0.7%
	$12,727,667	100.0%	$7,202,218	100.0%

(A)	Excludes $29.7 million face amount of bonds backed by consumer loans as of December 31, 2017 and $100.0 million face amount of bonds backed by servicer advances as of December 31, 2016.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the year ended December 31, 2017, excluding residual and fair value option securities, the face amount of these real estate securities was $3,148.3 million, with total expected cash flows of $2,699.7 million and a fair value of $1,836.1 million on the dates that New Residential purchased the respective securities. For those securities acquired during the year ended December 31, 2016, excluding residual and fair value option securities, the face amount was $2,510.3 million, the total expected cash flows were $2,490.7 million and the fair value was $1,538.5 million on the dates that New Residential purchased the respective securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
December 31, 2017	$5,364,847	$3,493,723
December 31, 2016	2,951,498	1,871,466

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2017	2016
Beginning Balance	$1,200,125	$316,521
Additions	863,681	952,271
Accretion	(215,018)	(130,745)
Reclassifications from (to) non-accretable difference	218,675	63,239
Disposals	(67,197)	(1,161)
Ending Balance	$2,000,266	$1,200,125

See Note 11 regarding the financing of real estate securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

8. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Sale

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

December 31, 2017	Outstanding Face Amount	Carrying Value(A)	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(B)	Floating Rate Loans as a % of Face Amount	LTV Ratio(C)	Weighted Avg. Delinquency(D)	Weighted Average FICO(E)
Loan Type
Performing Loans(H)	$557,381	$507,615	8,876	8.0%	5.5	22.1%	76.4%	8.7%	649
Purchased Credit Deteriorated Loans(I)	249,254	183,540	2,142	7.2%	3.1	14.7%	84.2%	75.8%	597
Total Residential Mortgage Loans, held-for-investment	$806,635	$691,155	11,018	7.7%	4.8	19.8%	78.8%	29.4%	633

Reverse Mortgage Loans(F) (G)	$16,755	$6,870	48	7.5%	4.5	15.9%	141.2%	77.8%	N/A
Performing Loans(H) (J)	1,044,116	1,071,371	15,464	4.0%	4.8	10.2%	53.2%	7.0%	654
Non-Performing Loans(I) (J)	846,181	647,293	5,597	5.6%	4.3	18.7%	94.4%	63.3%	581
Total Residential Mortgage Loans, held-for-sale	$1,907,052	$1,725,534	21,109	4.8%	4.6	14.0%	72.2%	32.6%	622

December 31, 2016
Loan Type
Performing Loans(H)	$—	$—	—	—%	—	—%	—%	—%	—
Purchased Credit Deteriorated Loans(I)	203,673	190,761	1,183	5.5%	2.7	8.7%	71.5%	94.9%	590
Total Residential Mortgage Loans, held-for-investment	$203,673	$190,761	1,183	5.5%	2.7	8.7%	71.5%	94.9%	590

Reverse Mortgage Loans(F) (G)	$22,645	$11,468	69	7.2%	4.5	15.4%	135.6%	70.7%	N/A
Performing Loans(H) (J)	179,983	175,194	1,957	4.3%	5.9	22.4%	102.9%	6.4%	625
Non-Performing Loans(I) (J)	706,302	510,003	3,759	7.1%	2.9	20.6%	105.0%	75.9%	575
Total Residential Mortgage Loans, held-for-sale	$908,930	$696,665	5,785	6.5%	3.5	20.8%	105.4%	62.0%	585

(A)	Includes residential mortgage loans with a United States federal income tax basis of $2,414.4 million and $905.7 million as of December 31, 2017 and 2016, respectively.

(B)	The weighted average life is based on the expected timing of the receipt of cash flows.

(C)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(D)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(E)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(F)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Nationstar holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.5 million and $0.5 million at December 31, 2017 and 2016, respectively. Approximately 54.3% and 60.9% of these loans have reached a termination event at December 31, 2017 and 2016, respectively. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(G)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(H)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(I)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of December 31, 2017, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (J) below.

(J)
Includes $33.7 million and $66.5 million UPB of Ginnie Mae EBO performing and non-performing loans as of December 31, 2017, respectively, on accrual status as contractual cash flows are guaranteed by the FHA. As of December 31, 2016, these amounts were $45.2 million and $87.5 million, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2017	2016
New York	12.8%	16.7%
New Jersey	5.2%	9.6%
Florida	8.2%	11.4%
California	9.1%	10.3%
Texas	6.6%	3.9%
Maryland	2.7%	4.7%
Illinois	3.9%	4.0%
Massachusetts	2.7%	3.5%
Pennsylvania	3.4%	2.9%
Washington	1.7%	2.8%
Other U.S.	43.7%	30.2%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans and related assets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
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

		Securities Owned Prior		Assets Acquired				Loans Sold(C)		Retained Bonds	Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	Date of Securitization	UPB	Gain (Loss)	Basis	Loan UPB	Loan Price	REO & Other Price
June 2015	18	$13.7	$9.1	$369.0	$388.8	$—	June 2015	$334.5	$(2.8)	$15.0	$34.5	$31.7	$1.3
September 2015	7	7.4	4.5	216.3	223.1	1.5	N/A(C)	N/A(C)	N/A(C)	N/A(C)	19.4	17.2	1.5
November 2015	14	3.9	3.0	345.4	351.7	1.2	November 2015	511.8	2.4	22.0	29.8	23.4	1.2
December 2015	14	61.4	48.0	309.1	315.1	3.1	March 2016	261.3	2.1	36.6	35.8	26.6	2.9
March 2016	13	58.0	41.0	167.2	173.3	3.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	65.0	61.8	3.4
May 2016	12	60.0	44.0	290.6	298.7	0.6	May 2016	306.9	(2.2)	40.0	85.9	78.2	1.1
August 2016	11	6.2	1.4	312.3	319.2	1.7	September 2016	308.0	8.1	45.7	45.6	41.1	2.3
November 2016	13	41.7	24.2	289.1	286.8	3.7	December 2016	273.6	(5.2)	43.2	46.2	21.6	4.4
December 2016	1	116.6	102.0	124.4	119.1	0.4	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
January 2017	2	49.3	43.6	98.8	96.7	7.5	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
February 2017	31	60.9	40.1	882.0	895.5	10.1	March 2017	773.8	2.1	81.9	105.9	90.1	10.8
March 2017	12	—	—	222.4	228.8	0.4	N/A(C)	N/A(C)	N/A(C)	N/A(C)	27.7	25.7	0.4
April 2017	—	—	—	—	—	—	April 2017	668.0	10.3	76.1	—	—	—
April 2017	14	9.8	6.3	376.9	378.8	5.9	N/A(C)	N/A(C)	N/A(C)	N/A(C)	62.5	55.7	5.9
May 2017	15	26.4	16.9	420.5	424.4	3.7	June 2017 #1	716.0	5.7	68.4	47.6	40.5	3.7
June 2017	20	1.0	0.5	534.8	549.8	0.8	June 2017 #2	497.6	10.3	58.4	34.9	40.4	0.8
June 2017	3	28.2	17.3	101.7	106.6	1.9	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
July 2017	22	19.9	15.7	358.5	360.5	1.7	July 2017	339.3	2.7	25.7	18.3	18.6	1.7
September 2017	21	120.6	95.1	583.7	593.2	5.3	October 2017	612.5	—	92.7	82.5	70.7	5.9
October 2017	11	19.4	13.7	322.5	328.0	4.9	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
November 2017	15	39.5	27.1	370.5	372.4	4.6	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
December 2017	10	22.6	20.9	298.8	287.9	4.5	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

(A)	Any related securitization may occur on the same or a subsequent date, depending on market conditions and other factors.

(B)
Price includes par amount paid for all underlying residential mortgage loans of the trusts, plus the basis of the exercised call rights, plus advances and costs incurred (including MSR Fund Payments, as defined in Note 15) in exercising such call rights.

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. The securitization that occurred in November 2015 primarily included loans from the September 2015 and November 2015 calls, but also included previously acquired loans. The securitization that occurred in March 2016 primarily included loans from the December 2015 call, but also included previously acquired loans. The securitization that occurred in May 2016 primarily included loans from the March 2016 and May 2016 calls. The securitization that occurred in September 2016 primarily included loans from the August 2016 call, but also included $42.2 million of previously acquired loans. The securitization that occurred in December 2016 primarily included loans from the November 2016 call, but also included $31.2 million of previously acquired loans. The securitization that occurred in April 2017 primarily included loans from the March 2017 calls and other acquired loans. The June 2017 #1 securitization primarily included loans from the April 2017 and May 2017 calls, but also included $31.1 million of previously acquired loans. The securitization that occurred in October 2017 primarily included loans from the September 2017 call, but also included loans from a June 2017 call and other previously acquired loans. No loans from the December 2016 call, the January 2017 calls, the last two June 2017 calls, or any of the calls in the fourth quarter of 2017 had been securitized by December 31, 2017. In May 2017, certain reperforming residential mortgage loans were financed with a securitization which was not treated as a sale for accounting purposes (see Variable Interest Entities below and Note 11).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2017
Days Past Due	Delinquency Status(A)
Current	84.2%
30-59	6.6%
60-89	2.6%
90-119(B)	1.5%
120+(C)	5.1%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2015	$19,560	$19,964
Purchases/additional fundings	319	—
Proceeds from repayments	(1,352)	(811)
Accretion of loan discount (premium) and other amortization(A)	2,002	123
Provision for loan losses	(73)	(4)
Transfer of loans to other assets(B)	(4,203)	—
Sales	(1,795)	—
Transfer of loans to held-for-sale(C)	(14,458)	(19,272)
Balance at December 31, 2016	$—	$—
Purchases/additional fundings	—	550,742
Proceeds from repayments	—	(50,562)
Accretion of loan discount (premium) and other amortization(A)	—	8,101
Provision for loan losses	—	(646)
Transfer of loans to other assets(B)	—	—
Transfer of loans to real estate owned	—	(20)
Balance at December 31, 2017	$—	$507,615

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

	Reverse Mortgage Loans	Performing Loans
Balance at December 31, 2015	$1,553	$119
Provision for loan losses(A)	73	4
Charge-offs(B)	—	—
Sales	(171)	—
Transfer of loans to held-for-sale(C)	(1,455)	(123)
Balance at December 31, 2016	$—	$—
Provision for loan losses(A)	—	646
Charge-offs(B)	—	(450)
Balance at December 31, 2017	$—	$196

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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2015	$290,654
Purchases/additional fundings	190,761
Sales	—
Proceeds from repayments	(8,897)
Accretion of loan discount and other amortization	8,295
Transfer of loans to real estate owned	(7,583)
Transfer of loans to held-for-sale	(282,469)
Balance at December 31, 2016	$190,761
Purchases/additional fundings	58,884
Sales	—
Proceeds from repayments	(32,455)
Accretion of loan discount and other amortization	20,217
(Allowance) reversal for loan losses(A)	(1,488)
Transfer of loans to real estate owned	(29,299)
Transfer of loans to held-for-sale	(23,080)
Balance at December 31, 2017	$183,540

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

The following is the contractually required payments receivable, cash flows expected to be collected, and fair value at acquisition date for PCD loans acquired during the year ended December 31, 2017:

	Contractually Required Payments Receivable	Cash Flows Expected to be Collected	Fair Value
As of Acquisition Date	94,951	80,744	58,884

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2017	$249,254	$183,540
December 31, 2016	203,673	190,761

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2015	$71,063
Additions	23,688
Accretion	(8,876)
Reclassifications from non-accretable difference(A)	29,569
Disposals(B)	(2,680)
Transfer of loans to held-for-sale(C)	(89,076)
Balance at December 31, 2016	$23,688
Additions	21,860
Accretion	(20,217)
Reclassifications from non-accretable difference(A)	66,751
Disposals(B)	(3,451)
Transfer of loans to held-for-sale(C)	—
Balance at December 31, 2017	$88,631

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

Balance at December 31, 2015	$776,681
Purchases(A)	1,196,018
Transfer of loans from held-for-investment(B)	316,199
Sales	(1,274,707)
Transfer of loans to other assets(C)	(158,807)
Transfer of loans to real estate owned	(56,001)
Proceeds from repayments	(91,339)
Valuation (provision) reversal on loans(D)	(11,379)
Balance at December 31, 2016	$696,665
Purchases(A)	5,135,700
Transfer of loans from held-for-investment(B)	23,080
Sales	(3,901,161)
Transfer of loans to other assets(C)	(17,487)
Transfer of loans to real estate owned	(71,756)
Proceeds from repayments	(125,987)
Valuation (provision) reversal on loans(D)	(13,520)
Balance at December 31, 2017	$1,725,534

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $30.1 million and $30.2 million of provision related to the call transactions executed during the years ended December 31, 2017 and 2016, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2015	$50,574
Purchases	11,283
Transfer of loans to real estate owned	81,940
Sales	(66,880)
Valuation provision on REO	(17,326)
Balance at December 31, 2016	$59,591
Purchases	38,127
Transfer of loans to real estate owned	124,013
Sales	(95,456)
Valuation (provision) reversal on REO	2,020
Balance at December 31, 2017	$128,295

As of December 31, 2017, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $429.7 million.

In addition, New Residential has recognized $41.4 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

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

As of
December 31, 2017
Assets
Residential mortgage loans	$188,957
Other assets	—
Total assets(A)	$188,957
Liabilities
Notes and bonds payable(B)	$184,490
Accounts payable and accrued expenses	16
Total liabilities(A)	$184,506

(A)
The creditors of the RPL Borrowers do not have recourse to the general credit of New Residential, and the assets of the RPL Borrowers are not directly available to satisfy New Residential’s obligations.

(B)	Includes $78.2 million of bonds retained by New Residential issued by these VIEs.

As described in “Call Rights” above, New Residential has issued securitizations which were treated as sales under GAAP. New Residential has no obligation to repurchase any loans from these securitizations and its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities. These securitizations are conducted through variable interest entities,

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

of which New Residential is not the primary beneficiary. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of December 31, 2017:

Residential mortgage loan UPB	$5,031,191
Weighted average delinquency(A)	2.38%
Net credit losses for the year ended December 31, 2017	$6,163
Face amount of debt held by third parties(B)	$5,025,028

Carrying value of bonds retained by New Residential(C)	$467,072
Cash flows received by New Residential on these bonds for the year ended December 31, 2017	$93,698

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

(C)	Retained pursuant to required risk retention regulations.

9. INVESTMENTS IN CONSUMER LOANS

Consumer Loan Companies

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

In 2014, the Consumer Loan Companies refinanced the portfolio, resulting in proceeds in excess of the refinanced debt which were distributed to the respective co-investors. This reduced New Residential’s basis in the consumer loans investment to $0.0 million and resulted in a gain. Subsequent to this refinancing, New Residential discontinued recording its share of the underlying earnings of the Consumer Loan Companies and instead recorded distributions from the Consumer Loan Companies as Gain on consumer loans investment.

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

On March 31, 2016, certain of New Residential’s indirect wholly owned subsidiaries (collectively, the “NRZ SpringCastle Buyers”) entered into a Purchase Agreement (the “SpringCastle Purchase Agreement”) primarily with (i) certain direct or indirect wholly owned subsidiaries of OneMain (the “SpringCastle Sellers”), (ii) BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P. (together, the “Blackstone SpringCastle Buyers,” and the Blackstone SpringCastle Buyers together with the NRZ SpringCastle Buyers, collectively, the “SpringCastle Buyers”). Pursuant to the SpringCastle Purchase Agreement, the SpringCastle Sellers sold their collective 47% limited liability company interests in the Consumer Loan Companies to the SpringCastle Buyers for an aggregate purchase price of $111.6 million (the “SpringCastle Transaction”).

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

New Residential has consolidated all of the assets and the related liabilities of the Consumer Loan Companies assuming a gross purchase price of $237.5 million. This gross purchase price is representative of the fair value of 100% of the net assets of the Consumer Loan Companies, which was used to derive the $111.6 million purchase price for an aggregate 47.0% of the equity ownership acquired by the SpringCastle Buyers. New Residential previously held a 30% equity method investment in the Consumer Loan Companies, which had a basis of zero, and a fair value of $71.3 million based on 30% of the gross purchase price of $237.5 million, immediately prior to the SpringCastle Transaction. Therefore, the remeasurement of New Residential’s previously held equity method investment resulted in a gain of $71.3 million, which was recorded to Gain on Remeasurement of Consumer Loans Investment.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

of the SpringCastle Transaction and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the SpringCastle Transaction occurred on January 1, 2015.

New Residential’s Consolidated Statements of Income include Interest Income and Income Before Income Taxes of the Consumer Loan Companies for the period from April 1, 2016 through December 31, 2016 of $226.0 million and $82.0 million, respectively.

Other

In 2016, New Residential agreed to purchase newly originated consumer loans from a third party (“Consumer Loan Seller”). In the aggregate, as of December 31, 2016, New Residential had purchased $177.4 million UPB of loans for an aggregate purchase price of $176.2 million from Consumer Loan Seller. These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

Upon acquisition, consumer loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit impaired at the date of acquisition. New Residential determined that it has the intent and ability to hold the consumer loans for the foreseeable future and accounts for consumer loans based on the following categories:

•	Loans Held-for-Investment:

◦	Performing Loans

◦	PCD Loans

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2017
Consumer Loan Companies
Performing Loans	$1,005,570	53.5%	$1,052,561	18.7%	3.7	6.0%
Purchased Credit Deteriorated Loans(C)	282,540	53.5%	236,449	16.2%	3.3	12.5%
Other - Performing Loans	89,682	100.0%	85,253	14.1%	1.0	4.5%
Total Consumer Loans, held-for-investment	$1,377,792		$1,374,263	17.9%	3.5	7.3%
December 31, 2016
Consumer Loan Companies
Performing Loans	$1,275,121	53.5%	$1,321,825	18.7%	4.2	6.3%
Purchased Credit Deteriorated Loans(C)	371,261	53.5%	316,532	16.6%	3.6	14.0%
Other - Performing Loans	163,570	100.0%	161,129	14.2%	1.5	0.3%
Total Consumer Loans, held-for-investment	$1,809,952		$1,799,486	17.9%	3.8	7.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2017
Days Past Due	Delinquency Status(A)
Current	94.0%
30-59	2.5%
60-89	1.4%
90-119(B)	0.8%
120+(B) (C)	1.3%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2015	$—
SpringCastle Transaction	1,539,569
Purchases	176,107
Additional fundings(A)	49,289
Proceeds from repayments	(239,236)
Accretion of loan discount and premium amortization, net	7,728
Net charge-offs	(47,065)
Allowance for loan losses	(3,438)
Balance at December 31, 2016	$1,482,954
Purchases
Additional fundings(A)	56,321
Proceeds from repayments	(329,843)
Accretion of loan discount and premium amortization, net	4,891
Gross charge-offs	(73,842)
Additions to the allowance for loan losses, net	(2,667)
Balance at December 31, 2017	$1,137,814

(A)	Represents draws on consumer loans with revolving privileges.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at March 31, 2016 (date of SpringCastle Transaction)	$—	$—	$—
Provision for loan losses	49,506	997	50,503
Net charge-offs(C)	(47,065)	—	(47,065)
Balance at December 31, 2016	$2,441	$997	$3,438
Provision (reversal) for loan losses	65,059	679	65,738
Net charge-offs(C)	(63,071)	—	(63,071)
Balance at December 31, 2017	$4,429	$1,676	$6,105

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of December 31, 2017, there are $10.9 million in UPB and $9.4 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $10.8 million and $8.1 million in recoveries of previously charged-off UPB in 2017 and 2016, respectively.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2015	$—
SpringCastle Transaction	395,129
Allowance for Loan Losses(A)	(3,013)
Proceeds from repayments	(112,222)
Accretion of loan discount and other amortization	36,638
Balance at December 31, 2016	$316,532
(Allowance) reversal for loan losses(A)	3,013
Proceeds from repayments	(123,932)
Accretion of loan discount and other amortization	40,836
Balance at December 31, 2017	$236,449

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

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2017	$282,540	$236,449
December 31, 2016	371,261	316,532

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2015	$—
SpringCastle Transaction	176,387
Accretion	(36,638)
Reclassifications from (to) non-accretable difference(A)	28,179
Balance at December 31, 2016	$167,928
Accretion	(40,836)
Reclassifications from (to) non-accretable difference(A)	5,199
Balance at December 31, 2017	$132,291

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	December 31,
	2017	2016
Total Consumer Loan Companies equity	$74,071	$75,311
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$34,466	$35,020

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Year Ended December 31,
	2017	2016
Net Consumer Loan Companies income (loss)	$98,692	$81,992
Others’ ownership interest as a percent of total	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$45,892	$38,127

Variable Interest Entities

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

	As of December 31,
	2017	2016
Assets
Consumer loans, held-for-investment	$1,289,010	$1,638,357
Restricted cash	11,563	13,393
Accrued interest receivable	19,360	24,528
Total assets(A)	$1,319,933	$1,676,278
Liabilities
Notes and bonds payable(B)	$1,284,436	$1,648,488
Accounts payable and accrued expenses	4,007	951
Total liabilities(A)	$1,288,443	$1,649,439

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

(B)	Includes $121.0 million face amount of bonds retained by New Residential issued by these VIEs.

Equity Method Investees

In February 2017, New Residential completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two year term. New Residential, along with three co-investors, each acquired 25% membership interests in LoanCo. New Residential accounts for its investment in LoanCo pursuant to the equity method of accounting because it can exercise significant influence over LoanCo but the requirements for consolidation are not met. New Residential’s investment in LoanCo is recorded as Investment in Consumer Loans, Equity Method Investees. LoanCo has elected to account for its investments in consumer loans at fair value. New Residential has elected to record LoanCo’s activity on a one month lag.

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. WarrantCo is vested in the warrants to purchase an aggregate of 70.1 million Series F convertible preferred stock in ParentCo as of November 30, 2017. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential accounts for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

December 31, 2017(A)
Consumer loans, at fair value	$178,422
Warrants, at fair value	80,746
Other assets	46,342
Warehouse financing	(117,944)
Other liabilities	(13,059)
Equity	$174,507
Undistributed retained earnings	$—
New Residential’s investment	$42,473
New Residential’s ownership	24.3%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Year Ended
December 31, 2017(A)
Interest income	$35,912
Interest expense	(8,144)
Change in fair value of consumer loans and warrants	56,324
Gain on sale of consumer loans(B)	26,400
Other expenses	(4,623)
Net income	$105,869
New Residential’s equity in net income	$25,617
New Residential’s ownership	24.2%

(A)	Data as of, and for the periods ended, November 30, 2017, as a result of the one month reporting lag.

(B)
During the year ended December 31, 2017, LoanCo sold, through securitizations which were treated as sales for accounting purposes, $1.7 billion in UPB of consumer loans. LoanCo retained $178.4 million of residual interests in the securitizations and distributed them to the LoanCo co-investors, including New Residential.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2017(C)	$178,422	25.0%	$178,422	15.1%	1.4	0.4%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of November 30, 2017 as a result of the one month reporting lag.

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2016	$—
Contributions to equity method investees	470,344
Distributions of earnings from equity method investees	(6,240)
Distributions of capital from equity method investees	(438,309)
Earnings from investments in consumer loans, equity method investees	25,617
Balance at December 31, 2017	$51,412

10. DERIVATIVES

As of December 31, 2017, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of December 31, 2017, New Residential held to-be-announced forward contract positions (“TBAs”) of $3.1 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of December 31, 2017, New
Residential separately held TBAs of $1.0 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2017	2016
Derivative assets
Interest Rate Caps	Other assets	$2,423	$4,251
TBAs	Other assets	—	2,511
		$2,423	$6,762
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$—	$3,021
TBAs	Accrued expenses and other liabilities	697	—
		$697	$3,021

(A)	Net of related variation margin accounts. As of December 31, 2017, no variation margin accounts existed.

The following table summarizes notional amounts related to derivatives:

	December 31,
	2017	2016
TBAs, short position(A)	$3,101,100	$3,465,500
TBAs, long position(A)	1,014,000	2,125,552
Interest Rate Caps(B)	772,500	1,185,000
Interest Rate Swaps(C)	—	3,640,000

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
As of December 31, 2017, caps LIBOR at 0.50% for $425.0 million of notional, at 2.00% for $185.0 million of notional, at 4.00% for $12.5 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of December 31, 2017 was 11 months.

(C)
Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of December 31, 2016 was 22 months and the weighted average fixed pay rate was 1.35%. There were no interest rate swaps outstanding at December 31, 2017.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	Year Ended December 31,
	2017	2016	2015
Other income (loss), net(A)
TBAs	$(1,793)	$(414)	$(2,058)
Interest Rate Caps	323	688	(1,749)
Interest Rate Swaps	(720)	5,500	269
	(2,190)	5,774	(3,538)
Gain (loss) on settlement of investments, net
TBAs	$(44,224)	$(17,927)	$(27,142)
Interest Rate Caps	(1,911)	(4,754)	(1,180)
Interest Rate Swaps	6,921	(4,810)	(18,660)
	(39,214)	(27,491)	(46,982)
Total income (losses)	$(41,404)	$(21,717)	$(50,520)

(A)	Represents unrealized gains (losses).

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	December 31, 2017									December 31, 2016
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$1,974,164	$1,974,164	Jan-18	1.37%	0.1	$1,951,238	$2,014,038	$1,997,348	3.7	$1,764,760
Non-Agency RMBS(E)	4,720,290	4,720,290	Jan-18 to Mar-18	2.90%	0.1	11,899,935	5,467,187	5,839,524	7.7	2,654,242
Residential Mortgage Loans(F)	1,850,515	1,849,004	Feb-18 to Dec-19	3.73%	0.9	2,364,874	2,165,584	2,135,698	4.3	686,412
Real Estate Owned(G) (H)	118,778	118,681	Feb-18 to Dec-19	3.70%	0.8	N/A	N/A	142,404	N/A	85,217
Total Repurchase Agreements	8,663,747	8,662,139		2.74%	0.3					5,190,631
Notes and Bonds Payable
Excess MSRs(I)	484,199	483,978	Jun-19 to Jul-22	5.31%	2.8	264,504,619	1,107,042	1,328,008	6.1	729,145
MSRs(J)	1,158,085	1,157,179	Feb-18 to Dec-22	5.44%	2.2	221,952,565	1,904,987	2,211,710	6.2	—
Servicer Advances(K)	4,066,567	4,060,156	Mar-18 to Dec-21	3.26%	2.0	4,255,047	4,596,042	4,699,418	4.5	5,549,872
Residential Mortgage Loans(L)	137,196	137,196	Oct-18 to Apr-20	3.61%	2.3	229,522	179,812	179,812	8.0	8,271
Consumer Loans(M)	1,248,050	1,242,756	Dec-21 to Mar-24	3.36%	3.1	1,377,625	1,380,202	1,374,097	3.5	1,700,211
Receivable from government agency(L)	3,126	3,126	Oct-18	3.90%	0.8	N/A	N/A	2,782	N/A	3,106
Total Notes and Bonds Payable	7,097,223	7,084,391		3.78%	2.3					7,990,605
Total/Weighted Average	$15,760,970	$15,746,530		3.21%	1.2					$13,181,236

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through February 13, 2018 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $16.9 million of associated accrued interest payable as of December 31, 2017.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.0 billion of related trade and other receivables and $0.9 billion of treasury securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $160.2 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $204.2 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, and includes $280.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $290.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.25%, $232.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.75%, $74.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.50%; $487.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.00%; and $74.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.13%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$3.5 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.5% to 2.4%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $10.3 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88% and (ii) $130.0 million of asset-backed notes held by third parties which bear interest equal to 3.60%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $927.0 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $73.6 million face amount note collateralized by newly originated consumer loans which bears interest equal to 4.00%.

As of December 31, 2017, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $8.7 billion of repurchase agreements as of December 31, 2017. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2015	$182,978	$—	$7,047,061	$3,017,157	$1,004,980	$40,446	$11,292,622
Repurchase Agreements:
Borrowings	—	—	—	30,441,880	552,459	21,458	31,015,797
Repayments	—	—	—	(29,040,035)	(764,113)	(61,904)	(29,866,052)
Capitalized deferred financing costs, net of amortization	—	—	—	—	(2,169)	—	(2,169)
Notes and Bonds Payable:
Acquired borrowings, net of discount	—	—	—	—	—	1,803,192	1,803,192
Borrowings	1,141,996	—	6,857,006	—	—	1,789,706	9,788,708
Repayments	(592,175)	—	(8,354,692)	—	(8,151)	(1,888,714)	(10,843,732)
Discount on borrowings, net of amortization	1,420	—	—	—	—	(3,374)	(1,954)
Capitalized deferred financing costs, net of amortization	(5,074)	—	497	—	—	(599)	(5,176)
Balance at December 31, 2016	$729,145	$—	$5,549,872	$4,419,002	$783,006	$1,700,211	$13,181,236
Repurchase Agreements:
Borrowings	—	—	—	55,233,007	2,529,556	—	57,762,563
Repayments	—	—	—	(52,957,555)	(1,334,952)	—	(54,292,507)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,449	—	1,449
Notes and Bonds Payable:
Borrowings	1,400,354	1,172,058	5,344,985	—	140,323	—	8,057,720
Repayments	(1,650,409)	(13,973)	(6,838,862)	—	(11,375)	(456,904)	(8,971,523)
Discount on borrowings, net of amortization	—	—	(147)	—	—	(700)	(847)
Capitalized deferred financing costs, net of amortization	4,888	(906)	4,308	—	—	149	8,439
Balance at December 31, 2017	$483,978	$1,157,179	$4,060,156	$6,694,454	$2,108,007	$1,242,756	$15,746,530

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

Maturities

New Residential’s debt obligations as of December 31, 2017 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
2018	$1,160,873	$9,020,147	$10,181,020
2019	1,391,994	530,794	1,922,788
2020	506,269	—	506,269
2021	1,211,100	—	1,211,100
2022	74,000	691,385	765,385
2023 and thereafter	1,174,408	—	1,174,408
	$5,518,644	$10,242,326	$15,760,970

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of December 31, 2017:

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$2,735,000	$1,969,293	$765,707
Notes and Bonds Payable
Excess MSRs	750,000	280,000	470,000
MSRs	775,000	670,898	104,102
Servicer advances(A)	1,910,120	1,585,069	325,051
Consumer loans	150,000	73,646	76,354
	$6,320,120	$4,578,906	$1,741,214

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.02% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds collateralized by servicer advances with a current face amount of $93.5 million.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of December 31, 2017.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2017 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$217,121,299	$1,173,713	$—	$—	$1,173,713	$1,173,713
Excess mortgage servicing rights, equity method investees, at fair value(A)	50,501,054	171,765	—	—	171,765	171,765
Mortgage servicing rights, at fair value(A)	172,454,150	1,735,504	—	—	1,735,504	1,735,504
Mortgage servicing rights financing receivables, at fair value(A)	64,344,893	598,728	—	—	598,728	598,728
Servicer advance investments, at fair value	3,581,876	4,027,379	—	—	4,027,379	4,027,379
Real estate and other securities, available-for-sale	14,822,986	8,071,140	—	2,096,351	5,974,789	8,071,140
Residential mortgage loans, held-for-investment	806,635	691,155	—	—	694,692	694,692
Residential mortgage loans, held-for-sale	1,907,052	1,725,534	—	—	1,794,210	1,794,210
Consumer loans, held-for-investment	1,377,792	1,374,263	—	—	1,379,746	1,379,746
Derivative assets	772,500	2,423	—	2,423	—	2,423
Cash and cash equivalents	295,798	295,798	295,798	—	—	295,798
Restricted cash	150,252	150,252	150,252	—	—	150,252
Other assets	1,788,354	28,802	19,259	—	9,543	28,802
		$20,046,456	$465,309	$2,098,774	$17,560,069	$20,124,152
Liabilities:
Repurchase agreements	$8,663,747	$8,662,139	$—	$8,663,747	$—	$8,663,747
Notes and bonds payable	7,097,223	7,084,391	—	—	7,109,803	7,109,803
Derivative liabilities	4,115,100	697	—	697	—	697
		$15,747,227	$—	$8,664,444	$7,109,803	$15,774,247

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables, and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2016 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$277,975,997	$1,399,455	$—	$—	$1,399,455	$1,399,455
Excess mortgage servicing rights, equity method investees, at fair value(A)	60,677,300	194,788	—	—	194,788	194,788
Mortgage servicing rights, at fair value(A)	79,935,302	659,483	—	—	659,483	659,483
Servicer advance investments, at fair value	5,617,759	5,706,593	—	—	5,706,593	5,706,593
Real estate securities, available-for-sale	8,788,957	5,073,858	—	1,530,298	3,543,560	5,073,858
Residential mortgage loans, held-for-investment	203,673	190,761	—	—	190,343	190,343
Residential mortgage loans, held-for-sale	908,930	696,665	—	—	717,985	717,985
Consumer loans, held-for-investment	1,809,952	1,799,486	—	—	1,819,106	1,819,106
Derivative assets	6,776,052	6,762	—	6,762	—	6,762
Cash and cash equivalents	290,602	290,602	290,602	—	—	290,602
Restricted cash	163,095	163,095	163,095	—	—	163,095
Other assets	888,412	4,856	—	—	4,856	4,856
		$16,186,404	$453,697	$1,537,060	$14,236,169	$16,226,926
Liabilities
Repurchase agreements	$5,193,686	$5,190,631	$—	$5,193,686	$—	$5,193,686
Notes and bonds payable	8,015,097	7,990,605	—	—	7,993,326	7,993,326
Derivative liabilities	3,640,000	3,021	—	3,021	—	3,021
		$13,184,257	$—	$5,196,707	$7,993,326	$13,190,033

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency		MSRs(A)	Mortgage Servicing Rights Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Total
Balance at December 31, 2015	$437,201	$1,144,316	$217,221	$—	$—	$7,426,794	$1,584,283	$10,809,815
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	—	(10,264)	(10,264)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(5,372)	(1,925)	—	—	—	—	—	(7,297)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	16,526	—	—	—	—	16,526
Included in servicing revenue, net(E)	—	—	—	88,325	—	—	—	88,325
Included in change in fair value of servicer advance investments	—	—	—	—	—	(7,768)	—	(7,768)
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	—	(18,117)	(18,117)
Included in other income (loss), net(D)	2,452	350	—	—	—	—	(4,875)	(2,073)
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	124,669	124,669
Interest income	35,526	114,615	—	—	—	364,350	209,706	724,197
Purchases, sales, repayments and transfers
Purchases	—	124	—	571,158	—	15,266,816	2,746,409	18,584,507
Proceeds from sales	—	—	—	—	—	—	(261,192)	(261,192)
Proceeds from repayments	(88,050)	(239,782)	(38,959)	—	—	(17,343,599)	(827,059)	(18,537,449)
Balance at December 31, 2016	$381,757	$1,017,698	$194,788	$659,483	$—	$5,706,593	$3,543,560	$11,503,879
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	—	(10,334)	(10,334)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(3,037)	7,359	—	—	—	—	—	4,322
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	12,617	—	—	—	—	12,617
Included in servicing revenue, net(E)	—	—	—	(67,672)	—	—	—	(67,672)
Included in change in fair value of investments in mortgage servicing rights financing receivables(D)	—	—	—	—	66,394	—	—	66,394
Included in change in fair value of servicer advance investments	—	—	—	—	—	84,418	—	84,418
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	9,327	18,050	27,377
Included in other income (loss), net(D)	2,150	2,227	—	—	—	—	2,883	7,260
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	244,608	244,608
Interest income	28,351	74,702	—	—	—	528,356	333,297	964,706
Purchases, sales and repayments
Purchases	—	—	—	1,143,693	467,884	12,168,519	3,052,965	16,833,061
Proceeds from sales	(13,505)		—	—	—	—	(182,325)	(195,830)
Proceeds from repayments	(71,080)	(180,927)	(35,640)	—	—	(13,988,614)	(1,027,915)	(15,304,176)
Ocwen Transaction (Note 5)	—	(71,982)	—	—	64,450	(481,220)	—	(488,752)
Balance at December 31, 2017	$324,636	$849,077	$171,765	$1,735,504	$598,728	$4,027,379	$5,974,789	$13,681,878

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

Fair value estimates of New Residential’s investments in MSRs and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, the mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, for investments in MSRs significant inputs included the market-level estimated cost of servicing.

In order to evaluate the reasonableness of its fair value determinations, New Residential engages an independent valuation firm to separately measure the fair value of its investments in MSRs and Excess MSRs. The independent valuation firm determines an estimated fair value range of each pool based on its own models and issues a “fairness opinion” with this range. New Residential compares the range included in the opinion to the value generated by its internal models. To date, New Residential has not made any significant valuation adjustments as a result of these fairness opinions.

In addition, in valuing the investments in MSRs and Excess MSRs, New Residential considered the likelihood of one of its servicers being removed as the servicer, which likelihood is considered to be remote.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following tables summarize certain information regarding the weighted average inputs used in valuing the Excess MSRs, owned directly and through equity method investees:

	December 31, 2017
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.7%	3.0%	31.6%	21	23
Recaptured Pools	7.1%	4.4%	23.1%	22	24
Recapture Agreement	7.1%	4.3%	26.2%	21	—
	8.8%	3.5%	29.1%	21	23
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	12.2%	N/A	15.4%	15	24
Recaptured Pools	6.9%	N/A	19.8%	22	24
Recapture Agreement	6.9%	N/A	19.7%	20	—
Ocwen Serviced Pools	8.8%	N/A	—%	14	26
	9.4%	N/A	4.0%	15	26
Total/Weighted Average--Excess MSRs Directly Held	9.2%	3.5%	10.9%	16	25

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	11.3%	5.0%	34.8%	19	22
Recaptured Pools	7.3%	4.7%	24.3%	23	24
Recapture Agreement	7.3%	4.7%	24.2%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.3%	4.8%	29.5%	21	23

Total/Weighted Average--Excess MSRs All Pools	9.2%	3.8%	14.9%	17	25

MSRs
Agency
Mortgage Servicing Rights(H)	10.5%	0.9%	25.4%	27	21
Mortgage Servicing Rights Financing Receivables(H)	10.3%	0.9%	14.8%	27	20
Non-Agency
Mortgage Servicing Rights Financing Receivables(H)	10.0%	10.9%	—%	34	22

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

	December 31, 2016
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	10.1%	3.2%	32.6%	21	24
Recaptured Pools	7.4%	4.3%	23.0%	21	25
Recapture Agreement	7.4%	5.0%	20.0%	22	—
	9.3%	3.6%	29.5%	21	24
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	11.8%	N/A	10.7%	14	24
Recaptured Pools	7.9%	N/A	20.0%	21	24
Recapture Agreement	7.5%	N/A	20.0%	20	—
Ocwen Serviced Pools	8.8%	N/A	—%	14	26
	9.4%	N/A	2.7%	14	26
Total/Weighted Average--Excess MSRs Directly Held	9.4%	3.6%	10.0%	16	26

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	11.8%	5.2%	35.0%	19	23
Recaptured Pools	7.3%	4.5%	24.7%	23	25
Recapture Agreement	7.3%	5.0%	20.0%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.8%	5.0%	29.8%	21	24

Total/Weighted Average--Excess MSRs All Pools	9.5%	3.9%	14.2%	17	26

MSRs
Agency
Mortgage Servicing Rights(H)	12.4%	2.8%	27.5%	26	23

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in bps. A weighted average cost of subservicing of $7.23 per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $12.45 per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables.

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

As of December 31, 2017 and 2016, weighted average discount rates of 8.9% and 9.8%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of December 31, 2017 and 2016, weighted average discount rates of 9.1% and 12.0% were used to value New Residential’s investments in MSRs, respectively. As

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

of December 31, 2017, a weighted average discount rate of 9.4% was used to value New Residential’s investments in MSR financing receivables.

All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. New Residential uses assumptions that generate its best estimate of future cash flows for each investment in MSRs and Excess MSRs.

When valuing investments in MSRs and Excess MSRs, New Residential uses the following criteria to determine the significant inputs:

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

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral.

•	Cost of subservicing: The costs of subservicing used by New Residential are based on available market data for various loan types.

New Residential uses different prepayment and delinquency assumptions in valuing the MSRs and Excess MSRs relating to the original loan pools, the recapture agreements and the MSRs and Excess MSRs relating to recaptured loans. The prepayment rate and delinquency rate assumptions differ because of differences in the collateral characteristics, eligibility for HARP 2.0 and expected borrower behavior for original loans and loans which have been refinanced. The assumptions for recapture and discount rates when valuing investments in MSRs and Excess MSRs and recapture agreements are based on historical recapture experience and market pricing.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Servicer Advance Investments Valuation

New Residential uses internal pricing models to estimate the future cash flows related to the Servicer Advance Investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. New Residential’s estimations of future cash flows include the combined cash flows of all of the components that comprise the Servicer Advance Investments: existing advances, the requirement to purchase future advances, the recovery of advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance changes over the term of the investment, (ii) the UPB of the underlying loans with respect to which New Residential has the obligation to make advances and owns the basic fee component of the related MSR which, in turn, is driven by prepayment rates and (iii) the percentage of delinquent loans with respect to which New Residential owns the basic fee component of the related MSR. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included the assumptions used to establish the aforementioned cash flows and discount rates that market participants would use in determining the fair values of Servicer Advance Investments.

In order to evaluate the reasonableness of its fair value determinations, New Residential engages an independent valuation firm to separately measure the fair value of its Servicer Advance Investments. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range. New Residential compares the range included in the opinion to the value generated by its internal models. To date, New Residential has not made any significant valuation adjustments as a result of these fairness opinions.

In valuing the Servicer Advance Investments, New Residential considered the likelihood of the related servicer being removed as the servicer, which likelihood is considered to be remote.

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

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2017	1.7%	10.0%	13.8%	18.2	bps	6.8%	25.6
December 31, 2016	2.1%	9.8%	14.9%	8.3	bps	5.6%	24.8

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 12.5 bps and 22.4 bps which represent the amounts New Residential paid its servicers as a monthly servicing fee as of December 31, 2017 and 2016, respectively.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

The valuation of the Servicer Advance Investments also takes into account the performance fee paid to the servicer, which in the case of the Buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as loan-to-value ratio and interest rate, and which in the case of Servicer Advance Investments acquired from HLSS is based partially on future LIBOR estimates. All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment rate, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. New Residential uses assumptions that generate its best estimate of future cash flows for each Servicer Advance Investment, including the basic fee component of the related MSR.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

When valuing Servicer Advance Investments, New Residential uses the following criteria to determine the significant inputs:

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

•
LIBOR: The performance-based incentive fees on both Ocwen-serviced and Nationstar-serviced Servicer Advance Investments portfolios are driven by LIBOR-based factors. The LIBOR curves used are widely used by market participants as reference rates for many financial instruments.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.

Real Estate and Other Securities Valuation

New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2017
Agency RMBS	$1,203,629	$1,247,093	$1,243,617	$—	$1,243,617	2
Treasury	862,000	858,028	852,734	—	852,734	2
Non-Agency RMBS(C)	12,757,357	5,599,644	5,963,577	11,212	5,974,789	3
Total	$14,822,986	$7,704,765	$8,059,928	$11,212	$8,071,140
December 31, 2016
Agency RMBS	$1,486,739	$1,532,421	$1,530,298	$—	$1,530,298	2
Non-Agency RMBS(C)	7,302,218	3,415,906	3,028,094	515,466	3,543,560	3
Total	$8,788,957	$4,948,327	$4,558,392	$515,466	$5,073,858

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

For 82.5% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$4,928,338	2.38% to 32.75%	0.25% to 22.40%	0.10% to 9.00%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)
New Residential was unable to obtain quotations from more than one source on these securities. For approximately $10.5 million in 2017 and $509.6 million in 2016, the one source was the party that sold New Residential the security.

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

At December 31, 2017 and 2016, assets measured at fair value on a nonrecurring basis were $803.2 million and $449.9 million, respectively. The $803.2 million of assets at December 31, 2017 include approximately $725.3 million of residential mortgage loans held-for-sale and $77.9 million of REO. The $449.9 million of assets at December 31, 2016 include approximately $406.3

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

million of residential mortgage loans held-for-sale and $43.6 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2017
Performing Loans	$721,121	3.8%	4.8	11.5%	1.1%	36.9%
Non-Performing Loans	4,203	7.5%	3.8	3.0%	3.0%	30.0%
Total/Weighted Average	$725,324	3.8%	4.8	11.5%		36.9%
December 31, 2016
Performing Loans	$151,436	3.8%	6.0	11.7%	1.2%	24.4%
Non-Performing Loans	254,848	5.6%	3.0	2.8%	N/A	30.0%
Total/Weighted Average	$406,284	4.9%	4.1	6.1%		27.9%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2017 was an increase in net valuation allowance of approximately $13.7 million, consisting of an approximately $15.7 million increase for residential mortgage loans, offset by a reversal of prior valuation allowance of $2.0 million for REO.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2016 was an increase in the net valuation allowance of approximately $28.7 million consisting of $11.4 million and $17.3 million increases for loans held-for-sale and REO, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Loans for Which Fair Value is Only Disclosed

The fair value of New Residential’s loans is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing certain loans:

	Carrying Value	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2017
Reverse Mortgage Loans(D)	$6,870	$8,964	7.0%	4.5	N/A	N/A	9.6%
Performing Loans	857,865	866,020	6.6%	5.3	7.5%	2.3%	42.8%
Non-Performing Loans	826,630	888,594	5.9%	4.0	2.8%	3.0%	32.6%
Total/Weighted Average	$1,691,365	$1,763,578	6.3%	4.7			37.7%

Consumer Loans	$1,374,263	$1,379,746	9.4%	3.5	22.7%	6.2%	92.7%

December 31, 2016
Reverse Mortgage Loans(D)	$11,468	$12,952	7.0%	4.5	N/A	N/A	9.5%
Performing Loans	23,758	24,420	7.4%	5.6	6.2%	2.1%	50.3%
Non-Performing Loans	445,916	464,674	7.6%	2.7	2.0%	N/A	30.0%
Total/Weighted Average	$481,142	$502,046	7.6%	2.9			30.5%

Consumer Loans	$1,799,486	$1,819,106	9.3%	3.8	15.4%	5.7%	87.6%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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
DECEMBER 31, 2017, 2016 and 2015
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 16, 2015	April 2015	0.38	53.7
May 14, 2015	July 2015	0.45	89.5
September 18, 2015	October 2015	0.46	106.0
December 10, 2015	January 2016	0.46	106.0
March 22, 2016	April 2016	0.46	106.0
June 27, 2016	July 2016	0.46	106.0
September 23, 2016	October 2016	0.46	115.4
December 16, 2016	January 2017	0.46	115.4
January 26, 2017	April 2017	0.48	147.5
June 21, 2017	July 2017	0.50	153.7
September 22, 2017	October 2017	0.50	153.7
December 18, 2017	January 2018	0.50	153.7

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2017.

Option Plan

New Residential has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the 10-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. Increases of 5,654,578, 2,000,000, 8,543,539 and 1,437,500 were made on January 1, 2018, 2017, 2016 and 2015, respectively. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 6,000 shares of common stock. The fair value of such options was not material at the date of grant.

New Residential’s outstanding options were summarized as follows:

	December 31,
	2017	2016
Held by the Manager	16,387,480	11,204,242
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	2,108,708	1,986,368
Issued to the independent directors	6,000	6,000
Total	18,502,188	13,196,610

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of December 31, 2017. The last sales price on the New York Stock Exchange for New Residential’s common stock in the year ended December 31, 2017 was $17.88 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2017	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2017 (millions)
Directors	Various	6,000	6,000	$13.99	$—
Manager(C)	2012	25,000	25,000	7.19	0.3
Manager(C)	2013	835,571	835,571	11.48	5.3
Manager(C)	2014	1,437,500	1,437,500	12.20	8.2
Manager(C)	2015	8,543,539	8,543,539	15.46	20.7
Manager(C)	2016	2,000,000	1,066,667	14.20	3.9
Manager(C)	2017	5,654,578	1,884,859	15.00	5.4
Outstanding		18,502,188	13,799,136

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The exercise prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2015	$15.25 to $15.88	1,708,708
2016	$14.20	400,000
Total		2,108,708

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2015 outstanding options	12,380,107
Options granted	2,002,000	$14.20
Options exercised(A)	(1,100,497)	$10.59
Options expired unexercised	(85,000)
December 31, 2016 outstanding options	13,196,610
Options granted	5,654,578	$15.00
Options exercised(A)	—	$—
Options expired unexercised	(349,000)
December 31, 2017 outstanding options	18,502,188	See table above

(A)	The 1.1 million options that were exercised in 2016 had an intrinsic value of approximately $4.0 million at the date of exercise.

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the years

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

ended December 31, 2017, 2016 and 2015, based on the treasury stock method, New Residential had 2,143,323, 364,107 and 2,167,796 dilutive common stock equivalents, respectively.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6) and Consumer Loans (Note 9), as well as HLSS (Note 1) for the period of April 6, 2015 through October 23, 2015.

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

On June 15, 2017, the court entered an order preliminarily approving a settlement of the Securities Action for $6.0 million, certifying a settlement class, approving the form and content of notice of the settlement to class members, and setting a hearing to determine whether the settlement should receive final approval. Following a hearing on November 17, 2017, the court entered an order and judgment finally approving the settlement and dismissing all claims with prejudice. Insurance proceeds covered $5.0 million of the $6.0 million settlement.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
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

Capital Commitments — As of December 31, 2017, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to December 31, 2017, if any):

MSRs and servicer advances — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiary, NRM, is generally obligated to fund future servicer advances related to the loans it is obligated to service. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Notes 5 and 6 for information on New Residential’s investments in MSRs and Servicer Advance Investments, respectively.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $152.0 million of unfunded and available revolving credit privileges as of December 31, 2017. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At December 31, 2017, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Due to affiliates is comprised of the following amounts:

	December 31,
	2017	2016
Management fees	$4,734	$3,689
Incentive compensation	81,373	42,197
Expense reimbursements and other	2,854	1,462
Total	$88,961	$47,348

Affiliate expenses and fees were comprised of:

	Year Ended December 31,
	2017	2016	2015
Management fees	$55,634	$41,610	$33,475
Incentive compensation	81,373	42,197	16,017
Expense reimbursements(A)	500	500	500
Total	$137,507	$84,307	$49,992

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

See Notes 4, 5, 6, 8, 11 and 14 for a discussion of transactions with Nationstar. As of December 31, 2017, 66.1%, 41.2% and 35.0% of the UPB of the loans underlying New Residential’s investments in Excess MSRs, MSRs and Servicer Advance Investments, respectively, was serviced, subserviced or master serviced by Nationstar. As of December 31, 2017, a total face amount of $3.3 billion of New Residential’s Non-Agency RMBS portfolio and approximately $106.6 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $19.0 billion as of December 31, 2017. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying residential mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, and repay all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2017, 2016 and 2015, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.3 million, $0.5 million and $4.4 million, respectively, and has also caused an aggregate of $1.4 million and $0.1 million of securities to be transferred to such funds in 2017 and 2016, respectively. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of December 31, 2017, $787.5 million UPB of New Residential’s residential mortgage loans and $20.5 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 4 regarding co-investments with Fortress-managed funds.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Year Ended December 31,
		2017	2016	2015
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(20,642)	$27,460	$(13,096)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	10,334	10,264	5,788
Total reclassifications		$(10,308)	$37,724	$(7,308)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented as no taxable subsidiary generated other comprehensive income.

17. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(1,250)	$3,813	$(2,737)
State and Local	360	252	(1,631)
Total Current Income Tax Expense (Benefit)	(890)	4,065	(4,368)
Deferred:
Federal	148,997	33,999	(2,778)
State and Local	19,521	847	(3,855)
Total Deferred Income Tax Expense (Benefit)	168,518	34,846	(6,633)
Total Income Tax Expense (Benefit)	$167,628	$38,911	$(11,001)

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2017. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. New Residential distributed 100% of its 2013 through 2017 REIT taxable income by the prescribed dates.

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in MSRs (Note 5), Servicer Advance Investments (Note 6) and REO (Note 8), through TRSs that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable.

The increase in the provision for income taxes for the year ended December 31, 2017 is primarily due to the use of deferred tax assets and an increase in net income attributable to New Residential’s TRSs.

The increase in the provision for income taxes for the year ended December 31, 2016 is primarily due to an increase in net income attributable to New Residential’s TRSs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The difference between New Residential’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2017	2016	2015
Provision at the statutory rate	35.00%	35.00%	35.00%
Non-taxable REIT income	(21.72)%	(28.22)%	(36.51)%
State and local taxes	1.76%	0.18%	(1.16)%
Change in valuation allowance	0.85%	0.67%	0.01%
Change in federal tax rate	(0.92)%	—%	—%
Other	(0.17)%	(0.48)%	(1.59)%
Total provision	14.80%	7.15%	(4.25)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Servicer advances basis difference(A)	$—	$113,354
Net operating losses and tax credit carryforwards(B)	20,682	44,289
Interest accruals not currently deductible for tax purposes	2,628	16,543
Basis differences for REO and other assets	8,034	—
Other	2,279	5,684
Total deferred tax assets	33,623	179,870
Less valuation allowance	(12,404)	(10,054)
Net deferred tax assets	$21,219	$169,816

Deferred tax liabilities:
Basis difference for partnership investments	(3,873)	—
Interest accruals not currently includible in income for tax purposes	(6,979)	—
Unrealized mark to market	(29,585)	(18,532)
Total deferred tax (liability)	$(40,437)	$(18,532)

Net deferred tax assets (liability)	$(19,218)	$151,284

(A)
On April 6, 2015, as a part of the purchase price allocation related to the HLSS Acquisition (Note 1), New Residential recorded an increase to its deferred tax asset of $195.1 million. The deferred tax asset primarily related to the difference in the book basis and tax basis of New Residential’s Servicer Advance Investments and is included as part of the deferred tax asset as of December 31, 2016.

(B)
As of December 31, 2017, New Residential’s TRSs had approximately $131.3 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. These federal and state net operating loss carryforwards will begin to expire in 2034. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. New Residential measures deferred tax assets and liabilities using enacted tax rates that

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, New Residential’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate, resulting in a $10.1 million decrease in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax liabilities as of December 31, 2017. New Residential is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.

In assessing the realizability of deferred tax assets, New Residential considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. During the year ended December 31, 2017, New Residential recorded a partial valuation allowance related to certain net operating losses and loan loss reserves related to one of New Residential’s TRSs as New Residential does not believe that it is more likely than not that these deferred tax assets will be realized.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2015	$9,409
Increase related to net operating losses and loan loss reserves	1,303
Other increase (decrease)	(658)
Valuation allowance at December 31, 2016	10,054
Increase related to net operating losses and loan loss reserves	4,720
Decrease related to changes in tax rates	(3,845)
Other increase (decrease)	1,475
Valuation allowance at December 31, 2017	$12,404

New Residential and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, New Residential is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2014. New Residential recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As of December 31, 2017, New Residential has no material uncertainties to be recognized. New Residential does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2017(A)	$1.94	66.64%	7.83%	25.53%
2016(B)	1.38	96.13%	3.87%	—%
2015	1.75	92.92%	7.08%	—%

(A)	The entire $0.50 per share dividend declared in December 2017 and paid in January 2018 is treated as received by stockholders in 2018.

(B)	The entire $0.46 per share dividend declared in December 2016 and paid in January 2017 is treated as received by stockholders in 2017.

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2017 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Corporate Activities

On December 18, 2017, New Residential’s board of directors declared a fourth quarter 2017 dividend of $0.50 per common share or $153.7 million, which was paid on January 30, 2018 to stockholders of record as of December 29, 2017.

In January 2018, New Residential issued 28.8 million shares of its common stock in a public offering at a price to the public of $17.10 per share for net proceeds of approximately $482.4 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 2.9 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.58% risk-free rate, a 9.86% dividend yield, 23.16% volatility and a 10-year term.

New Ocwen Agreements

During July 2017, New Residential and Ocwen entered into the Ocwen Transaction (Note 5). While New Residential continues the process of obtaining the third party consents necessary to transfer the related MSRs to New Residential’s subsidiary, NRM, Ocwen and New Residential have entered into new agreements, which will accelerate the implementation of certain parts of the Ocwen Transaction in order to achieve its intent sooner. These new agreements are described in further detail below.

On January 18, 2018, New Residential entered into a new agreement regarding the rights to MSRs (the “New Ocwen RMSR Agreement”) including a servicing addendum thereto (the “Ocwen Servicing Addendum”), Amendment No. 1 to Transfer Agreement (the “New Ocwen Transfer Agreement”) and a Brokerage Services Agreement (the “Ocwen Brokerage Services Agreement” and, collectively, the “New Ocwen Agreements”) with Ocwen. The New Ocwen Agreements modify and supplement the arrangements among the parties set forth in the Original Ocwen Agreements, the Ocwen Master Agreement, the Ocwen Transfer Agreement, and the Ocwen Subservicing Agreement (together with the Original Ocwen Agreements, the Ocwen Master Agreement, and the Ocwen Transfer Agreement, the “Existing Ocwen Agreements”).

Under the Existing Ocwen Agreements, Ocwen sold and transferred to New Residential certain “Rights to MSRs” and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion as of the opening balances on January 1, 2018 (the “Existing Ocwen Subject MSRs”).

Pursuant to the New Ocwen Agreements, Ocwen will continue to service the mortgage loans related to the Existing Ocwen Subject MSRs until the necessary third party consents are obtained in order to transfer the Existing Ocwen Subject MSRs in accordance with the New Ocwen Agreements.

The New Ocwen RMSR Agreement provides, among other things:

•
the Existing Ocwen Subject MSRs will remain in the parties’ ownership structure under the Existing Ocwen Agreements while they continue to seek third party consents to transfer Ocwen’s remaining rights to the Existing Ocwen Subject MSRs to New Residential or any permitted assignee of New Residential;

•	Ocwen will continue to service the related mortgage loans pursuant to the terms of the Ocwen Servicing Addendum until the transfer of the Existing Ocwen Subject MSRs;

•
a subsidiary of New Residential will make a lump-sum “Fee Restructuring Payment” of $279.6 million to Ocwen on the date of the New Ocwen RMSR Agreement with respect to such Existing Ocwen Subject MSRs, subject to certain adjustments within five business days;

•
under the arrangements contemplated by the New Ocwen RMSR Agreement, Ocwen will receive substantially identical compensation for servicing the related mortgage loans underlying the Existing Ocwen Subject MSRs that it would receive if the Existing Ocwen Subject MSRs had been transferred to NRM as named servicer and Ocwen subserviced such mortgage loans for NRM as named servicer;

•
in the event that the required third party consents are not obtained with respect to any Existing Ocwen Subject MSRs by certain dates specified in the New Ocwen RMSR Agreement, in accordance with the process set forth in the New Ocwen RMSR Agreement, the Rights to MSRs (as defined in the Existing Ocwen Agreements) related to such Existing Ocwen Subject MSRs could either: (i) remain subject to the New Ocwen RMSR Agreement at the option of New Residential, (ii)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

if New Residential does not opt for the New Ocwen RMSR Agreement to remain in place with respect to certain Existing Ocwen Subject MSRs, Ocwen may acquire such Existing Ocwen Subject MSRs at a price determined in accordance with the terms of the New Ocwen RMSR Agreement, or (iii) if Ocwen does not acquire such Existing Ocwen Subject MSRs, be sold to a third party in accordance with the terms of the New Ocwen RMSR Agreement, as determined pursuant to the terms of the New Ocwen RMSR Agreement; and

•
New Residential agrees to waive any rights New Residential may have had under the Existing Ocwen Agreements to replace Ocwen as named servicer with respect to the Existing Ocwen Subject MSRs based on Ocwen’s residential servicer rating agency related downgrades.

Pursuant to the Ocwen Servicing Addendum, Ocwen will service the mortgage loans related to the Existing Ocwen Subject MSRs. In consideration of servicing such mortgage loans, Ocwen will receive a servicing fee based on the unpaid principal balance as of the first of each month as set forth in the Ocwen Servicing Addendum. The initial term of the Ocwen Servicing Addendum is for the five years following July 23, 2017. At any time during the initial term, New Residential may terminate the Ocwen Servicing Addendum for convenience, subject to Ocwen’s right to receive a termination fee calculated in accordance with the Ocwen Servicing Addendum and specified notice. Following the initial term, (i) New Residential may extend the term of the Ocwen Servicing Addendum for additional three-month periods by delivering written notice to Ocwen of its desire to extend such contract thirty days prior to the end of such three-month period and (ii) the Ocwen Servicing Addendum may be terminated by Ocwen on an annual basis. In addition, New Residential and Ocwen will have the right to terminate the Ocwen Servicing Addendum for cause if certain conditions specified in the Ocwen Servicing Addendum occur. If the Ocwen Servicing Addendum is terminated or not renewed in accordance with these provisions, New Residential will have the right to direct the transfer of servicing to a third party, subject to Ocwen’s option to purchase the Existing Ocwen Subject MSRs and related assets in certain cases. To the extent that servicing of the loans cannot be transferred in accordance with these provisions, the Ocwen Servicing Addendum will remain in place with respect to the servicing of any remaining loans.

Pursuant to the Ocwen Brokerage Services Agreement, Ocwen will engage NRZ Brokerage to perform brokerage and marketing services for all REO properties serviced by Ocwen pursuant to the Subject Servicing Agreements as defined in the New Ocwen RMSR Agreement. Such REO properties are subject to the Altisource Brokerage Agreement and Altisource Letter Agreement.

Shellpoint

On November 29, 2017, NRM Acquisition LLC (the “Shellpoint Purchaser”), a Delaware limited liability company and a wholly owned subsidiary of New Residential, entered into a Securities Purchase Agreement (the “Shellpoint SPA”) with Shellpoint Partners LLC, a Delaware limited liability company (“Shellpoint”), the sellers party thereto and Shellpoint Services LLC, a Delaware limited liability company, as the representative of the sellers. The Shellpoint SPA provides that, upon the terms and subject to the conditions set forth therein, the Shellpoint Purchaser will purchase all of the outstanding equity interests of Shellpoint (the “Shellpoint Acquisition”) for a purchase price (currently expected to be approximately $150.0 million, in addition to the approximately $81.0 million for the Shellpoint MSR Purchase discussed below) to be determined at the closing of the Shellpoint Acquisition (the “Shellpoint Closing”) based on the tangible book value of Shellpoint, subject to certain customary closing and post-closing adjustments. As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser will make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint Closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”), and allocated approximately 92% to the sellers and approximately 8% to a long-term employee incentive plan of Shellpoint. In connection with the Shellpoint Acquisition, the New Residential also entered into a guaranty in favor of the sellers in respect of all of the Shellpoint Purchaser’s payment obligations under the Shellpoint SPA. In connection with the Shellpoint SPA, NRM also entered into certain other agreements, including a Shellpoint MSR Purchase Agreement and a Shellpoint Subservicing Agreement (each described below). Shellpoint is a vertically integrated mortgage platform with operations across mortgage origination and servicing, and is an approved Fannie Mae and Freddie Mac seller and servicer and a Ginnie Mae issuer.

The Shellpoint SPA contains certain customary representations and warranties made by each party, which are qualified by the confidential disclosures provided to the Shellpoint Purchaser in connection with the Shellpoint SPA. The Shellpoint Purchaser and Shellpoint have agreed to various customary covenants, including, among others, covenants regarding the conduct of Shellpoint’s business prior to the Shellpoint Closing and covenants requiring the Shellpoint Purchaser and Shellpoint to use commercially reasonable efforts to obtain certain third-party and governmental consents, approvals or other authorizations required in connection

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

with the Shellpoint Acquisition. The Shellpoint SPA also contains certain indemnification provisions. A portion of the closing purchase price will be held back by the Shellpoint Purchaser, which holdback amount, together with a right of offset against the Shellpoint Earnout Payments, will be available to the Shellpoint Purchaser to satisfy certain indemnification claims.

Each party’s obligation to consummate the Shellpoint Acquisition is subject to certain closing conditions, including among others, (i) the accuracy of the other party’s representations and warranties (subject to certain qualifications); (ii) the other party’s compliance with its covenants contained in the Shellpoint SPA (subject to certain qualifications); (iii) the applicable waiting periods under the HSR Act shall have expired or been terminated; (iv) no judgment, decree or judicial order shall have been entered or might be entered which would materially and adversely affect the consummation of the Shellpoint Acquisition; and (v) certain conditions relating to litigation and regulatory matters. In addition, the obligations of the Shellpoint Purchaser to consummate the Shellpoint Acquisition are subject to (i) the absence of any Material Adverse Effect (as defined in the Shellpoint SPA); (ii) the receipt of certain approvals from governmental entities, government-sponsored entities and other third parties; and (iii) the consummation of the transactions contemplated by the Shellpoint MSR Purchase Agreement.

The Shellpoint SPA may be terminated by either party under certain circumstances, including, among others: (i) if the Shellpoint Closing has not occurred on or before October 31, 2018 (unless extended under certain circumstances by the Shellpoint Purchaser); (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the Shellpoint Closing; (iii) upon a material uncured breach by the other party that would result in a failure of the conditions to the Shellpoint Closing to be satisfied; or (iv) certain circumstances relating to litigation and regulatory matters.

On November 29, 2017, concurrently with the Shellpoint Purchaser’s entry into the Shellpoint SPA, NRM entered into (i) a Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights (the “Shellpoint MSR Purchase Agreement”) with New Penn Financial LLC (“New Penn”), a Delaware limited liability company and a wholly owned subsidiary of Shellpoint, pursuant to which NRM has agreed to purchase from New Penn the mortgage servicing rights relating to a portfolio of Fannie Mae and Freddie Mac mortgage loans having an aggregate UPB of approximately $7.8 billion for a purchase price of approximately $81.0 million (the “Shellpoint MSR Purchase”), which closed on January 16, 2018, and (ii) a Subservicing Agreement (the “Shellpoint Subservicing Agreement”) with New Penn, pursuant to which New Penn has agreed to subservice Fannie Mae and Freddie Mac mortgage loans for which NRM has acquired the right to service such loans. Each party’s obligation to consummate the Shellpoint MSR Purchase is subject to certain customary closing conditions, including among others, the applicable waiting periods under the HSR Act shall have expired or been terminated and the receipt of certain approvals from government-sponsored entities, and the consummation of the Shellpoint Acquisition is not a condition to the closing of the Shellpoint MSR Purchase. Under the Shellpoint Subservicing Agreement, New Penn is entitled to certain monthly and other servicing compensation, and both NRM and New Penn may terminate the Shellpoint Subservicing Agreement, subject to certain specified terms, notice periods and other requirements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

19. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is an unaudited summary information on New Residential’s quarterly operations.

2017	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$292,538	$471,952	$397,722	$357,467	$1,519,679
Interest expense	98,229	115,157	125,278	122,201	460,865
Net interest income	194,309	356,795	272,444	235,266	1,058,814
Impairment
Other-than-temporary impairment (OTTI) on securities	2,112	5,115	1,509	1,598	10,334
Valuation and loss provision (reversal) on loans and real estate owned	17,910	20,771	26,700	10,377	75,758
	20,022	25,886	28,209	11,975	86,092
Net interest income after impairment	174,287	330,909	244,235	223,291	972,722
Servicing revenue, net	40,602	170,851	58,014	154,882	424,349
Other income(A)	(3,694)	57,847	87,145	66,488	207,786
Operating Expenses	68,441	139,360	117,060	97,716	422,577
Income Before Income Taxes	142,754	420,247	272,334	346,945	1,182,280
Income tax expense (benefit)	5,596	82,844	32,613	46,575	167,628
Net Income	$137,158	$337,403	$239,721	$300,370	$1,014,652
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$15,780	$15,671	$13,600	$12,068	$57,119
Net Income Attributable to Common Stockholders	$121,378	$321,732	$226,121	$288,302	$957,533
Net Income Per Share of Common Stock
Basic	$0.42	$1.05	$0.74	$0.94	$3.17
Diluted	$0.42	$1.04	$0.73	$0.93	$3.15
Weighted Average Number of Shares of Common Stock Outstanding
Basic	286,600,324	307,344,874	307,361,309	307,361,309	302,238,065
Diluted	288,241,188	309,392,512	309,207,345	310,388,102	304,381,388
Dividends Declared per Share of Common Stock	$0.48	$0.50	$0.50	$0.50	$1.98

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

2016	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31(B)
Interest income	$190,036	$277,477	$282,388	$326,834	$1,076,735
Interest expense	81,228	100,685	96,488	95,023	373,424
Net interest income	108,808	176,792	185,900	231,811	703,311
Impairment
Other-than-temporary impairment (OTTI) on securities	3,254	2,819	1,765	2,426	10,264
Valuation and loss provision (reversal) on loans and real estate owned	6,745	16,825	18,275	35,871	77,716
	9,999	19,644	20,040	38,297	87,980
Net interest income after impairment	98,809	157,148	165,860	193,514	615,331
Servicing revenue, net	—	—	—	118,169	118,169
Other income(A)	31,922	(19,723)	26,701	23,437	62,337
Operating Expenses	25,016	36,280	40,575	72,339	174,210
Income Before Income Taxes	105,715	101,145	151,986	262,781	621,627
Income tax expense (benefit)	(10,223)	7,518	20,900	20,716	38,911
Net Income	$115,938	$93,627	$131,086	$242,065	$582,716
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$4,202	$24,975	$32,178	$16,908	$78,263
Net Income Attributable to Common Stockholders	$111,736	$68,652	$98,908	$225,157	$504,453
Net Income Per Share of Common Stock
Basic	$0.48	$0.30	$0.41	$0.90	$2.12
Diluted	$0.48	$0.30	$0.41	$0.90	$2.12
Weighted Average Number of Shares of Common Stock Outstanding
Basic	230,471,202	230,478,390	240,601,691	250,773,117	238,122,665
Diluted	230,538,712	230,839,753	241,099,381	251,299,730	238,486,772
Dividends Declared per Share of Common Stock	$0.46	$0.46	$0.46	$0.46	$1.84

(A)	Earnings from investments in equity method investees is included in other income.

(B)	New Residential completed significant transactions in the fourth quarter of 2016, as described in Notes 5, 8 and 9, as well as certain financings included in Note 11.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2017 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors,” “Executive Officers” and “Security Ownership of Management and Certain Beneficial Owners-Section 16(a) of Beneficial Ownership Reporting Compliance.”

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

2.8†	Securities Purchase Agreement, dated as of November 29, 2017, by and between NRM Acquisition LLC and Shellpoint Partners LLC

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

4.1
Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ONI, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.2
Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.3
Series 2015-T1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.19 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.4
Series 2015-T2 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.20 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.5
Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.21 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

4.6
Amendment No. 1, dated as of November 24, 2015, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.7
Amendment No. 2, dated as of March 22, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 24, 2016)

4.8
Amendment No. 3, dated as of May 9, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 13, 2016)

4.9
Amendment No. 4, dated as of May 27, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed June 3, 2016)

4.10
Amendment No. 5, dated as of December 15, 2016, to the Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.11
Amendment No. 6, dated as of August 17, 2017, to Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, to the Amended and Restated Indenture, dated as of August 21, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.12
Amendment No. 7, dated as of November 15, 2017, to Series 2015-VF1 Indenture Supplement, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Credit Suisse AG, New York Branch, Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, and New Residential Investment Corp and consented to by Credit Suisse and Credit Suisse International (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed November 17, 2017)

4.13
Series 2015-T3 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.14
Series 2015-T4 Indenture Supplement, dated as of November 24, 2015, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.24 to New Residential Investment Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

4.15
Series 2016-T1 Indenture Supplement, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

4.16
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.17
Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.18
Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.19
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.20
Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 8, 2017)

10.1
Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3
New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6
Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7
Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8
Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9
Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11
Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13
Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15
Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17
Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19
Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25
Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27
Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28
Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29
Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31
Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36
Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37
Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39
Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40
Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#
Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42
Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#
Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#
Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.45#
Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#
First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

10.47#
Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

10.48#
Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of New Residential Investment Corp.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

February 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 14, 2018		February 14, 2018

By:	/s/ Kevin J. Finnerty	By:	/s/ Jonathan R. Brown
Kevin J. Finnerty		Jonathan R. Brown
Director		Chief Accounting Officer
February 14, 2018		(Principal Accounting Officer)
February 14, 2018

By:	/s/ Douglas L. Jacobs
Douglas L. Jacobs
Director
February 14, 2018

By:	/s/ Robert J. McGinnis
Robert J. McGinnis
Director
February 14, 2018

By:	/s/ David Saltzman
David Saltzman
Director
February 14, 2018

By:	/s/ Andrew Sloves
Andrew Sloves
Director
February 14, 2018

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director
February 14, 2018