Form 10-Q
period 2018-03-31
New Residential Investment Corp.
filed 2018-05-01
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
Common stock, $0.01 par value per share: 336,135,391 shares outstanding as of April 27, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in the value of, or cash flows received from, our investments;

•	the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	our ability to deploy capital accretively and the timing of such deployment;

•	our counterparty concentration and default risks in Nationstar, Ocwen, OneMain, Ditech, PHH and other third parties;

•	events, conditions or actions that might occur at Nationstar, Ocwen, OneMain, Ditech, PHH and other third parties, as well as the continued effect of prior events;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$515,676	$1,173,713
Excess mortgage servicing rights, equity method investees, at fair value	164,886	171,765
Mortgage servicing rights, at fair value	2,129,665	1,735,504
Mortgage servicing rights financing receivables, at fair value	1,886,771	598,728
Servicer advance investments, at fair value(A)	955,364	4,027,379
Real estate and other securities, available-for-sale	7,585,323	8,071,140
Residential mortgage loans, held-for-investment	647,960	691,155
Residential mortgage loans, held-for-sale(A)	1,441,955	1,725,534
Real estate owned	115,616	128,295
Consumer loans, held-for-investment(A)	1,305,793	1,374,263
Consumer loans, equity method investees	46,135	51,412
Cash and cash equivalents(A)	233,233	295,798
Restricted cash	179,688	150,252
Servicer advances receivable	3,393,375	675,593
Trades receivable	1,083,558	1,030,850
Other assets	326,943	312,181
	$22,011,941	$22,213,562

Liabilities and Equity

Liabilities
Repurchase agreements	$7,635,494	$8,662,139
Notes and bonds payable(A)	7,031,021	7,084,391
Trades payable	1,116,948	1,169,896
Due to affiliates	20,292	88,961
Dividends payable	168,068	153,681
Deferred tax liability, net	10,162	19,218
Accrued expenses and other liabilities	268,269	239,114
	16,250,254	17,417,400

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 336,135,391 and 307,361,309 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,362	3,074
Additional paid-in capital	4,245,573	3,763,188
Retained earnings	995,661	559,476
Accumulated other comprehensive income (loss)	419,340	364,467
Total New Residential stockholders’ equity	5,663,936	4,690,205
Noncontrolling interests in equity of consolidated subsidiaries	97,751	105,957
Total Equity	5,761,687	4,796,162
	$22,011,941	$22,213,562

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income	$383,573	$292,538
Interest expense	124,387	98,229
Net Interest Income	259,186	194,309

Impairment
Other-than-temporary impairment (OTTI) on securities	6,670	2,112
Valuation and loss provision (reversal) on loans and real estate owned	19,007	17,910
	25,677	20,022

Net interest income after impairment	233,509	174,287
Servicing revenue, net	217,236	40,602
Other Income
Change in fair value of investments in excess mortgage servicing rights	(45,691)	821
Change in fair value of investments in excess mortgage servicing rights, equity method investees	523	(244)
Change in fair value of investments in mortgage servicing rights financing receivables	271,076	—
Change in fair value of servicer advance investments	(79,476)	2,559
Gain (loss) on settlement of investments, net	103,302	(13,674)
Earnings from investments in consumer loans, equity method investees	4,806	—
Other income (loss), net	9,984	6,844
	264,524	(3,694)

Operating Expenses
General and administrative expenses	20,007	11,827
Management fee to affiliate	15,110	13,074
Incentive compensation to affiliate	14,589	12,460
Loan servicing expense	11,514	13,376
Subservicing expense	46,597	17,704
	107,817	68,441

Income Before Income Taxes	607,452	142,754
Income tax expense (benefit)	(6,912)	5,596
Net Income	$614,364	$137,158
Noncontrolling Interests in Income of Consolidated Subsidiaries	$10,111	$15,780
Net Income Attributable to Common Stockholders	$604,253	$121,378

Net Income Per Share of Common Stock
Basic	$1.83	$0.42
Diluted	$1.81	$0.42

Weighted Average Number of Shares of Common Stock Outstanding
Basic	330,384,856	286,600,324
Diluted	333,380,436	288,241,188

Dividends Declared per Share of Common Stock	$0.50	$0.48

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Comprehensive income (loss), net of tax
Net income	$614,364	$137,158
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	18,976	31,638
Reclassification of net realized (gain) loss on securities into earnings	35,897	1,119
	54,873	32,757
Total comprehensive income	$669,237	$169,915
Comprehensive income attributable to noncontrolling interests	$10,111	$15,780
Comprehensive income attributable to common stockholders	$659,126	$154,135

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	307,361,309	$3,074	$3,763,188	$559,476	$364,467	$4,690,205	$105,957	$4,796,162
Dividends declared	—	—	—	(168,068)	—	(168,068)	—	(168,068)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(18,317)	(18,317)
Issuance of common stock	28,750,000	288	481,965	—	—	482,253	—	482,253
Director share grants	24,082	—	420	—	—	420	—	420
Comprehensive income (loss)
Net income (loss)	—	—	—	604,253	—	604,253	10,111	614,364
Net unrealized gain (loss) on securities	—	—	—	—	18,976	18,976	—	18,976
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	35,897	35,897	—	35,897
Total comprehensive income (loss)						659,126	10,111	669,237
Equity - March 31, 2018	336,135,391	$3,362	$4,245,573	$995,661	$419,340	$5,663,936	$97,751	$5,761,687

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$614,364	$137,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	45,691	(821)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(523)	244
Change in fair value of investments in mortgage servicing rights financing receivables	(271,076)	—
Change in fair value of servicer advance investments	79,476	(2,559)
(Gain) / loss on settlement of investments (net)	(103,302)	13,674
Earnings from investments in consumer loans, equity method investees	(4,806)	—
Unrealized (gain) / loss on derivative instruments	(2,446)	(4,326)
Unrealized (gain) / loss on other ABS	313	(758)
(Gain) / loss on transfer of loans to REO	(4,170)	(6,634)
(Gain) / loss on transfer of loans to other assets	(55)	(212)
(Gain) / loss on Excess MSRs	(2,905)	(627)
(Gain) / loss on Ocwen common stock	(5,772)	—
Accretion and other amortization	(177,371)	(192,424)
Other-than-temporary impairment	6,670	2,112
Valuation and loss provision on loans and real estate owned	19,007	17,910
Non-cash portions of servicing revenue, net	(74,666)	27,055
Non-cash directors’ compensation	420	243
Deferred tax provision	(9,056)	3,418
Changes in:
Servicer advances receivable	189,207	9,233
Other assets	(19,593)	6,906
Due to affiliates	(68,669)	(24,229)
Accrued expenses and other liabilities	25,590	(33,337)
Other operating cash flows:
Interest received from excess mortgage servicing rights	9,702	21,413
Interest received from servicer advance investments	9,130	52,124
Interest received from Non-Agency RMBS	45,104	40,801
Interest received from residential mortgage loans, held-for-investment	1,728	3,762
Interest received from PCD consumer loans, held-for-investment	7,190	14,824
Distributions of earnings from excess mortgage servicing rights, equity method investees	4,938	5,805
Distributions of earnings from consumer loan equity method investees	1,449	—
Purchases of residential mortgage loans, held-for-sale	(494,207)	(1,223,734)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	659,559	739,640
Principal repayments from purchased residential mortgage loans, held-for-sale	32,738	14,497
Net cash provided by (used in) operating activities	513,659	(378,842)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Investing Activities
Purchase of servicer advance investments	(853,672)	(3,302,794)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(371,165)	(1,003,650)
Purchase of Agency RMBS	(1,116,130)	(1,867,168)
Purchase of Non-Agency RMBS	(461,358)	(850,046)
Purchase of residential mortgage loans	(194)	—
Purchase of derivatives	—	—
Purchase of real estate owned and other assets	(4,160)	(9,730)
Purchase of investment in consumer loans, equity method investees	(83,227)	(41,314)
Draws on revolving consumer loans	(8,020)	(12,877)
Payments for settlement of derivatives	(32,487)	(15,732)
Return of investments in excess mortgage servicing rights	16,358	41,566
Return of investments in excess mortgage servicing rights, equity method investees	2,464	2,869
Return of investments in consumer loans, equity method investees	79,248	—
Principal repayments from servicer advance investments	752,663	3,998,693
Principal repayments from Agency RMBS	19,757	18,779
Principal repayments from Non-Agency RMBS	200,077	159,247
Principal repayments from residential mortgage loans	28,337	4,481
Proceeds from sale of residential mortgage loans	780	—
Principal repayments from consumer loans	62,805	110,200
Proceeds from sale of Agency RMBS	1,876,403	1,682,689
Proceeds from sale of Non-Agency RMBS	—	28,339
Proceeds from settlement of derivatives	77,165	24,570
Proceeds from sale of real estate owned	30,598	17,999
Net cash provided by (used in) investing activities	216,242	(1,013,879)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Financing Activities
Repayments of repurchase agreements	(16,316,397)	(8,788,534)
Margin deposits under repurchase agreements and derivatives	(309,178)	(285,881)
Repayments of notes and bonds payable	(2,556,961)	(2,653,967)
Payment of deferred financing fees	(7,109)	(4,494)
Common stock dividends paid	(153,681)	(115,356)
Borrowings under repurchase agreements	15,286,068	9,874,154
Return of margin deposits under repurchase agreements and derivatives	321,626	276,805
Borrowings under notes and bonds payable	2,508,665	2,220,907
Issuance of common stock	482,696	835,465
Costs related to issuance of common stock	(442)	(936)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(18,317)	(24,209)
Purchase of noncontrolling interests in the Buyer	—	—
Net cash provided by (used in) financing activities	(763,030)	1,333,954

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(33,129)	(58,767)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	446,050	453,697

Cash, Cash Equivalents, and Restricted Cash, End of Period	$412,921	$394,930

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$124,748	$94,494
Cash paid during the period for income taxes	335	3

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$168,068	$147,520
Purchase of Agency and Non-Agency RMBS, settled after quarter end	1,116,948	1,446,276
Sale of investments, primarily Agency RMBS, settled after quarter end	1,083,558	1,857,537
Transfer from residential mortgage loans to real estate owned and other assets	18,228	43,763
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	20,842	—
Non-cash distributions from LoanCo	12,613	—
MSR purchase price holdback	174	60,001
Real estate securities retained from loan securitizations	75,950	81,888
Ocwen transaction (Note 5) - excess mortgage servicing rights	638,567	—
Ocwen transaction (Note 5) - servicer advance investments	3,175,891	—
Ocwen transaction (Note 5) - mortgage servicing rights financing receivables	1,017,993	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also managed Drive Shack and manages investment funds that indirectly own approximately 40.5% of the outstanding interests in Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer, and investment funds that own a majority of the outstanding common stock of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”), former managing member of the Consumer Loan Companies (Note 9).

As of March 31, 2018, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in mortgage servicing rights (“MSRs”), (iii) Servicer Advance Investments (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

Approximately 0.5 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of March 31, 2018. In addition, Fortress, through its affiliates, held options relating to approximately 18.1 million shares of New Residential’s common stock as of March 31, 2018.

Interim Financial Statements

The accompanying condensed consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2017 and notes thereto included in New Residential’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

expects to be entitled in exchange for those goods or services. In effect, companies are required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 was effective for New Residential in the first quarter of 2018. New Residential has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC No. 606. For income from servicing residential mortgage loans, New Residential considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC No. 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC No. 606 contains a scope exception for contracts that fall under ASC No. 860. As a result, the adoption of ASU No. 2014-09 did not have a material impact on the condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 was effective for New Residential in the first quarter of 2018. The adoption of ASU No. 2016-01 did not have a material impact on the condensed consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. The standard requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 was effective for New Residential in the first quarter of 2018. The adoption of ASU No. 2016-16 did not have a material impact on the condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

2.	OTHER INCOME, ASSETS AND LIABILITIES

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended March 31,
	2018	2017
Gain (loss) on sale of real estate securities, net	$(29,227)	$993
Gain (loss) on sale of residential mortgage loans, net	(14,651)	2,565
Gain (loss) on settlement of derivatives	37,363	(11,836)
Gain (loss) on liquidated residential mortgage loans	(385)	(2,216)
Gain (loss) on sale of REO	(2,800)	(2,610)
Gains reclassified from change in fair value of investments in excess MSRs and servicer advance investments	113,002	—
Other gains (losses)	—	(570)
	$103,302	$(13,674)

Other income (loss), net, is comprised of the following:

	Three Months Ended March 31,
	2018	2017
Unrealized gain (loss) on derivative instruments	$2,446	$4,326
Unrealized gain (loss) on other ABS	(313)	758
Gain (loss) on transfer of loans to REO	4,170	6,634
Gain (loss) on transfer of loans to other assets	55	212
Gain (loss) on Excess MSRs	2,905	627
Gain (loss) on Ocwen common stock	5,772	—
Other income (loss)	(5,051)	(5,713)
	$9,984	$6,844

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2018	December 31, 2017		March 31, 2018	December 31, 2017
Margin receivable, net	$40,702	$53,150	Interest payable	$26,124	$28,821
Other receivables	62,109	10,635	Accounts payable	47,877	73,017
Principal and interest receivable	45,548	48,373	Derivative liabilities (Note 10)	4,091	697
Receivable from government agency	30,863	41,429	Current taxes payable	—	—
Call rights	327	327	Due to servicers	72,705	24,571
Derivative assets (Note 10)	588	2,423	MSR purchase price holdback	101,464	101,290
Servicing fee receivables	63,199	60,520	Other liabilities	16,008	10,718
Ginnie Mae EBO servicer advances receivable, net	3,554	8,916		$268,269	$239,114
Due from servicers	26,595	38,601
Ocwen common stock, at fair value	25,031	19,259
Prepaid expenses	6,449	7,308
Other assets	21,978	21,240
	$326,943	$312,181

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Three Months Ended March 31,
	2018	2017
Accretion of servicer advance investment and receivable interest income	$77,640	$76,043
Accretion of excess mortgage servicing rights income	9,359	31,418
Accretion of net discount on securities and loans(A)	92,708	88,984
Amortization of deferred financing costs	(1,874)	(3,574)
Amortization of discount on notes and bonds payable	(462)	(447)
	$177,371	$192,424

(A)	Includes accretion of the accretable yield on PCD loans.

3.	SEGMENT REPORTING

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2018
Interest income	$9,359	$166,518	$18,891	$101,133	$34,392	$52,648	$632	$383,573
Interest expense	4,489	44,111	6,430	41,530	16,311	11,516	—	124,387
Net interest income (expense)	4,870	122,407	12,461	59,603	18,081	41,132	632	259,186
Impairment	—	—	—	6,670	5,183	13,824	—	25,677
Servicing revenue, net	—	217,236	—	—	—	—	—	217,236
Other income (loss)	(1,889)	271,777	(6,577)	10,569	(20,217)	5,090	5,771	264,524
Operating expenses	61	52,278	144	297	8,947	9,437	36,653	107,817
Income (Loss) Before Income Taxes	2,920	559,142	5,740	63,205	(16,266)	22,961	(30,250)	607,452
Income tax expense (benefit)	—	(6,729)	(427)	—	—	244	—	(6,912)
Net Income (Loss)	$2,920	$565,871	$6,167	$63,205	$(16,266)	$22,717	$(30,250)	$614,364
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$1,383	$—	$—	$8,728	$—	$10,111
Net income (loss) attributable to common stockholders	$2,920	$565,871	$4,784	$63,205	$(16,266)	$13,989	$(30,250)	$604,253

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
March 31, 2018
Investments	$680,562	$4,016,436	$955,364	$7,585,323	$2,205,531	$1,351,928	$—	$16,795,144
Cash and cash equivalents	187	147,305	35,829	1,673	2,532	25,382	20,325	233,233
Restricted cash	3,624	114,152	10,664	—	—	51,248	—	179,688
Other assets	4,343	3,465,768	3,614	1,136,075	92,496	26,177	75,403	4,803,876
Total assets	$688,716	$7,743,661	$1,005,471	$8,723,071	$2,300,559	$1,454,735	$95,728	$22,011,941
Debt	$197,563	$4,864,332	$729,539	$6,053,287	$1,549,489	$1,272,305	$—	$14,666,515
Other liabilities	1,555	225,321	(14,129)	1,137,019	23,577	13,852	196,544	1,583,739
Total liabilities	199,118	5,089,653	715,410	7,190,306	1,573,066	1,286,157	196,544	16,250,254
Total equity	489,598	2,654,008	290,061	1,532,765	727,493	168,578	(100,816)	5,761,687
Noncontrolling interests in equity of consolidated subsidiaries	—	—	65,392	—	—	32,359	—	97,751
Total New Residential stockholders’ equity	$489,598	$2,654,008	$224,669	$1,532,765	$727,493	$136,219	$(100,816)	$5,663,936
Investments in equity method investees	$164,886	$—	$—	$—	$—	$46,135	$—	$211,021

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2017
Interest income	$31,418	$25	$76,704	$93,808	$17,993	$72,406	$184	$292,538
Interest expense	10,072	987	43,876	20,881	7,540	14,873	—	98,229
Net interest income (expense)	21,346	(962)	32,828	72,927	10,453	57,533	184	194,309
Impairment	—	—	—	2,112	(2,018)	19,928	—	20,022
Servicing revenue, net	—	40,602	—	—	—	—	—	40,602
Other income (loss)	1,204	213	1,801	(5,596)	(1,336)	20	—	(3,694)
Operating expenses	86	19,723	824	331	5,853	11,438	30,186	68,441
Income (Loss) Before Income Taxes	22,464	20,130	33,805	64,888	5,282	26,187	(30,002)	142,754
Income tax expense (benefit)	—	(1,279)	9,192	—	(2,317)	—	—	5,596
Net Income (Loss)	$22,464	$21,409	$24,613	$64,888	$7,599	$26,187	$(30,002)	$137,158
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$5,820	$—	$—	$9,960	$—	$15,780
Net income (loss) attributable to common stockholders	$22,464	$21,409	$18,793	$64,888	$7,599	$16,227	$(30,002)	$121,378

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2017	$532,233	$2,913	$638,567	$1,173,713
Purchases	—	—	—	—
Interest income	9,354	5	—	9,359
Other income	2,905	—	—	2,905
Proceeds from repayments	(26,290)	(170)	—	(26,460)
Proceeds from sales	—	—	—	—
Change in fair value	(5,326)	52	(40,417)	(45,691)
New Ocwen Agreements (Note 5)	—	—	(598,150)	(598,150)
Balance as of March 31, 2018	$512,876	$2,800	$—	$515,676

(A)	Specialized Loan Servicing LLC (“SLS”).

(B)
Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), services the loans underlying the Excess MSRs and Servicer Advance Investments acquired from HLSS.

In January 2018, New Residential entered into the New Ocwen Agreements as described in Note 5. Subsequent to the New Ocwen Agreements, the Excess MSRs serviced by Ocwen became reclassified, as described in Note 5.

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
March 31, 2018
(dollars in tables in thousands, except share data)

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

The following is a summary of New Residential’s direct investments in Excess MSRs:

	March 31, 2018							December 31, 2017
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$62,526,609	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.8	$242,028	$271,623	$280,033
Recapture Agreements	—	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	12.5	17,836	41,762	44,603
	62,526,609				6.3	259,864	313,385	324,636

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$62,374,141	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.3	$149,606	$184,094	$190,696
Recapture Agreements	—	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	12.4	6,708	18,197	19,814
Ocwen Serviced Pools	—	100.0%	—%	—%	—	—	—	638,567
	62,374,141				5.6	156,314	202,291	849,077
Total	$124,900,750				6.0	$416,178	$515,676	$1,173,713

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
New Residential also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of March 31, 2018 (Note 6) on $47.8 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended March 31,
	2018	2017
Original and Recaptured Pools	$(43,122)	$(7,248)
Recapture Agreements	(2,569)	8,069
	$(45,691)	$821

As of March 31, 2018, a weighted average discount rate of 8.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	March 31, 2018	December 31, 2017
Excess MSR assets	$309,322	$321,197
Other assets	21,137	22,333
Other liabilities	(687)	—
Equity	$329,772	$343,530
New Residential’s investment	$164,886	$171,765

New Residential’s ownership	50.0%	50.0%

	Three Months Ended March 31,
	2018	2017
Interest income	$5,227	$4,182
Other income (loss)	(4,181)	(4,646)
Expenses	—	(25)
Net income (loss)	$1,046	$(489)

New Residential’s investments in equity method investees changed during the three months ended March 31, 2018 as follows:

Balance at December 31, 2017	$171,765
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(4,938)
Distributions of capital from equity method investees	(2,464)
Change in fair value of investments in equity method investees	523
Balance at March 31, 2018	$164,886

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	March 31, 2018
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$49,435,804	66.7%	50.0%	$203,978	$262,014	5.4
Recapture Agreements	—	66.7%	50.0%	22,503	47,308	12.3
Total	$49,435,804			$226,481	$309,322	6.1

(A)	The remaining interests are held by Nationstar.

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
March 31, 2018
(dollars in tables in thousands, except share data)

(C)
Represents the carrying value of the Excess MSRs held in equity method investees, in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools or recapture agreements, as applicable.

(D)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments:

	Aggregate Direct and Equity Method Investees
	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2018	December 31, 2017
California	24.6%	24.0%
Florida	8.0%	8.7%
New York	6.4%	8.5%
Texas	4.5%	4.6%
New Jersey	3.9%	4.1%
Maryland	3.7%	3.7%
Illinois	3.5%	3.5%
Georgia	3.5%	3.1%
Virginia	3.2%	3.0%
Arizona	2.6%	2.5%
Washington	2.6%	2.4%
Pennsylvania	2.4%	2.6%
Other U.S.	31.1%	29.3%
	100.0%	100.0%

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

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed or otherwise eligible mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the Federal Housing Administration (“FHA”) to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Condensed Consolidated Statements of Income. As of March 31, 2018, these subservicers include Ocwen, Nationstar, Ditech, PHH, Shellpoint, and Flagstar, which subservice 28.6%, 27.7%, 23.4%, 13.9%, 5.6%, and 0.8% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by Ditech (defined below), Nationstar, and Shellpoint (defined below). Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech, Nationstar, or Shellpoint of a loan in the original portfolios.

Walter MSRs

On August 8, 2016, NRM entered into a flow and bulk agreement for the purchase and sale of mortgage servicing rights (the “Walter Purchase Agreement”) with Ditech Financial LLC (“Ditech”), a subsidiary of Walter Investment Management Corp. During the three months ended March 31, 2018, pursuant to the Walter Purchase Agreement, NRM purchased Walter Flow MSRs with respect to certain Fannie Mae and Freddie Mac residential mortgage loans with a total UPB of $1.0 billion for a purchase price of approximately $8.1 million. Ditech subservices the related residential mortgage loans.

On January 16, 2018, pursuant to the Walter Purchase Agreement, NRM purchased MSRs and related servicer advances receivable with respect to certain Freddie Mac residential mortgage loans with a total UPB of $11.5 billion, for a purchase price of approximately $101.5 million.

Shellpoint

On November 29, 2017, NRM Acquisition LLC (the “Shellpoint Purchaser”), a Delaware limited liability company and a wholly owned subsidiary of New Residential, entered into a Securities Purchase Agreement (the “Shellpoint SPA”) with Shellpoint Partners LLC, a Delaware limited liability company (“Shellpoint”), the sellers party thereto and Shellpoint Services LLC, a Delaware limited liability company, as the representative of the sellers. The Shellpoint SPA provides that, upon the terms and subject to the conditions set forth therein, the Shellpoint Purchaser will purchase all of the outstanding equity interests of Shellpoint (the “Shellpoint Acquisition”) for a purchase price (currently expected to be approximately $150.0 million, in addition to the approximately $81.0 million for the Shellpoint MSR Purchase discussed below) to be determined at the closing of the Shellpoint Acquisition (the “Shellpoint Closing”) based on the tangible book value of Shellpoint, subject to certain customary closing and post-closing adjustments. As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser will make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint Closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”), and allocated approximately 92% to the sellers and approximately 8% to a long-term employee incentive plan of Shellpoint. In connection with the Shellpoint Acquisition, New Residential also entered into a guaranty in favor of the sellers in respect of all of the Shellpoint Purchaser’s payment obligations under the Shellpoint SPA. In connection with the Shellpoint SPA, NRM also entered into certain other agreements, including a Shellpoint MSR Purchase Agreement and a Shellpoint Subservicing Agreement (each described below). Shellpoint is a vertically integrated mortgage platform with operations across mortgage origination and servicing, and is an approved Fannie Mae and Freddie Mac seller and servicer and a Ginnie Mae issuer.

The Shellpoint SPA contains certain customary representations and warranties made by each party, which are qualified by the confidential disclosures provided to the Shellpoint Purchaser in connection with the Shellpoint SPA. The Shellpoint Purchaser and Shellpoint have agreed to various customary covenants, including, among others, covenants regarding the conduct of Shellpoint’s business prior to the Shellpoint Closing and covenants requiring the Shellpoint Purchaser and Shellpoint to use commercially reasonable efforts to obtain certain third-party and governmental consents, approvals or other authorizations required in connection with the Shellpoint Acquisition. The Shellpoint SPA also contains certain indemnification provisions. A portion of the closing purchase price will be held back by the Shellpoint Purchaser, which holdback amount, together with a right of offset against the Shellpoint Earnout Payments, will be available to the Shellpoint Purchaser to satisfy certain indemnification claims.

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
March 31, 2018
(dollars in tables in thousands, except share data)

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

Other MSRs

On February 28, 2018, NRM entered into an agreement to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Freddie Mac and Fannie Mae residential mortgage loans with an aggregate total UPB of approximately $3.3 billion for a purchase price of approximately $33.5 million. The Freddie Mac and Fannie Mae residential mortgage loans were interim subserviced by the seller until they were transferred to Shellpoint, as NRM’s designated subservicer, on March 16, 2018 and April 1, 2018, respectively.

On March 28, 2018, NRM entered into an agreement to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Fannie Mae residential mortgage loans with an aggregate total UPB of approximately $7.9 billion for a purchase price of approximately $95.2 million. The Fannie Mae residential mortgage loans are being interim subserviced by the seller until they are transferred to Shellpoint as NRM’s designated subservicer.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Three Months Ended March 31,
	2018	2017
Servicing fee revenue	$119,223	$65,469
Ancillary and other fees	23,347	2,188
Servicing fee revenue and fees	142,570	67,657
Amortization of servicing rights	(55,127)	(26,296)
Change in valuation inputs and assumptions	129,793	(759)
Servicing revenue, net	$217,236	$40,602

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2017	$1,735,504
Purchases	319,495
Amortization of servicing rights(A)	(55,127)
Change in valuation inputs and assumptions	129,793
Balance as of March 31, 2018	$2,129,665

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

The following is a summary of New Residential’s investments in MSRs as of March 31, 2018:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$197,403,568	6.4	$1,740,698	$2,129,665
Non-Agency	59,381	6.3	—	—
Total	$197,462,949	6.4	$1,740,698	$2,129,665

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of March 31, 2018, a weighted average discount rate of 9.1% was used to value New Residential’s investments in MSRs.

Mortgage Servicing Rights Financing Receivable

PHH Transaction

As of March 31, 2018, MSRs purchased from PHH, and related servicer advances receivables, with respect to private-label residential mortgage loans of approximately $5.7 billion in total UPB with a purchase price of approximately $33.6 million had not been settled. New Residential has entered into a recapture agreement with respect to each of its MSR investments subserviced by PHH. Under the recapture agreement, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH of a loan in the original portfolio.

Ocwen Transaction

As of March 31, 2018, MSRs representing approximately $15.5 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (described below). Through March 31, 2018, $334.2 million of related lump sum payments have been made or accrued by New Residential to Ocwen. Upon such transfer, or subsequent to the New Ocwen Agreements (described below), any interests already held by New Residential are reclassified (from Excess MSRs or Servicer Advance Investments) to become part of the basis of the MSR financing receivables or servicer advances receivable, as appropriate, held by NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through Change in fair value of investments in mortgage servicing rights financing receivables in the Condensed Consolidated Statements of Income. MSRs whose economics have been transferred pursuant to the New Ocwen Agreements have been accounted for similarly.

During July 2017, New Residential and Ocwen entered into the Ocwen Transaction. While New Residential continues the process of obtaining the third party consents necessary to transfer the related MSRs to New Residential’s subsidiary, NRM, Ocwen and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

New Residential have entered into new agreements, which have accelerated the implementation of certain parts of the Ocwen Transaction in order to achieve its intent sooner. These new agreements are described in further detail below.

On January 18, 2018, New Residential entered into a new agreement regarding the rights to MSRs (the “New Ocwen RMSR Agreement”) including a servicing addendum thereto (the “Ocwen Servicing Addendum”), Amendment No. 1 to Transfer Agreement (the “New Ocwen Transfer Agreement”) and a Brokerage Services Agreement (the “Ocwen Brokerage Services Agreement” and, collectively, the “New Ocwen Agreements”) with Ocwen. The New Ocwen Agreements modify and supplement the arrangements among the parties set forth in the Original Ocwen Agreements, the Ocwen Master Agreement, the Ocwen Transfer Agreement, and the Ocwen Subservicing Agreement (together with the Original Ocwen Agreements, the Ocwen Master Agreement, and the Ocwen Transfer Agreement, the “Existing Ocwen Agreements”). NRM made a lump-sum “Fee Restructuring Payment” of $279.6 million to Ocwen on January 18, 2018, the date of the New Ocwen RMSR Agreement, with respect to such Existing Ocwen Subject MSRs.

Under the Existing Ocwen Agreements, Ocwen sold and transferred to New Residential certain “Rights to MSRs” and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion as of the opening balances in January 2018 (the “Existing Ocwen Subject MSRs”).

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

•
in the event that the required third party consents are not obtained with respect to any Existing Ocwen Subject MSRs by certain dates specified in the New Ocwen RMSR Agreement, in accordance with the process set forth in the New Ocwen RMSR Agreement, the Rights to MSRs (as defined in the Existing Ocwen Agreements) related to such Existing Ocwen Subject MSRs could either: (i) remain subject to the New Ocwen RMSR Agreement at the option of New Residential, (ii) if New Residential does not opt for the New Ocwen RMSR Agreement to remain in place with respect to certain Existing Ocwen Subject MSRs, Ocwen may acquire such Existing Ocwen Subject MSRs at a price determined in accordance with the terms of the New Ocwen RMSR Agreement, or (iii) if Ocwen does not acquire such Existing Ocwen Subject MSRs, be sold to a third party in accordance with the terms of the New Ocwen RMSR Agreement, as determined pursuant to the terms of the New Ocwen RMSR Agreement; and

•
New Residential agreed to waive any rights New Residential may have had under the Existing Ocwen Agreements to replace Ocwen as named servicer with respect to the Existing Ocwen Subject MSRs based on Ocwen’s residential servicer rating agency related downgrades.

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
March 31, 2018
(dollars in tables in thousands, except share data)

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

Interest income from investments in mortgage servicing rights financing receivables was comprised of the following:

Three Months Ended March 31, 2018
Servicing fee revenue	$201,952
Ancillary and other fees	30,235
Less: subservicing expense	(65,706)
Interest income, investments in mortgage servicing rights financing receivables	$166,481

Change in fair value of investments in mortgage servicing rights financing receivables was comprised of the following:

Three Months Ended March 31, 2018
Amortization of servicing rights	$(48,703)
Change in valuation inputs and assumptions	319,779
Change in fair value of investments in mortgage servicing rights financing receivables	$271,076

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivables:

Balance as of December 31, 2017	$598,728
Investments made	—
New Ocwen Agreements	1,017,993
Proceeds from sales	(1,026)
Amortization of servicing rights(A)	(48,703)
Change in valuation inputs and assumptions	319,779
Balance as of March 31, 2018	$1,886,771

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivables as of March 31, 2018:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$47,739,062	6.0	$414,116	$485,860
Non-Agency	98,426,090	6.3	1,043,292	1,400,911
Total	$146,165,152	6.2	$1,457,408	$1,886,771

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Carrying Value represents fair value. As of March 31, 2018, a weighted average discount rate of 10.5% was used to value New Residential’s investments in mortgage servicing rights financing receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2018	December 31, 2017
California	20.3%	19.0%
New York	7.9%	6.3%
Florida	6.9%	6.0%
Texas	5.3%	5.7%
New Jersey	4.9%	5.2%
Illinois	3.8%	4.1%
Massachusetts	3.6%	3.8%
Maryland	3.4%	2.8%
Virginia	3.2%	3.1%
Pennsylvania	3.2%	3.3%
Other U.S.	37.5%	40.7%
	100.0%	100.0%

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

A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 72.8% interest in the Buyer as of March 31, 2018. As of March 31, 2018, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2018, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

recall $314.3 million and $268.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

See Note 5 regarding the New Ocwen Agreements. Subsequent to the New Ocwen Agreements, the Servicer Advance Investments serviced by Ocwen became reclassified, as described in Note 5.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2018
Servicer Advance Investments	$931,465	$955,364	5.8%	5.8%	5.0
As of December 31, 2017
Servicer Advance Investments	$3,924,003	$4,027,379	6.8%	7.3%	5.1

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended March 31,
	2018	2017
Change in Fair Value of Servicer Advance Investments	$(79,476)	$2,559

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
March 31, 2018
Servicer Advance Investments(D)	$47,831,952	$818,431	1.7%	$753,158	88.5%	87.5%	3.7%	3.2%
December 31, 2017
Servicer Advance Investments(D)	$139,460,371	$3,581,876	2.6%	$3,461,718	93.2%	92.0%	3.3%	3.0%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

(D)	The following types of advances are included in the Servicer Advance Investments:

	March 31, 2018	December 31, 2017
Principal and interest advances	$121,089	$909,133
Escrow advances (taxes and insurance advances)	371,452	1,636,381
Foreclosure advances	325,890	1,036,362
Total	$818,431	$3,581,876

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Three Months Ended March 31,
	2018	2017
Interest income, gross of amounts attributable to servicer compensation	$20,387	$73,856
Amounts attributable to base servicer compensation	(1,972)	(4,147)
Amounts attributable to incentive servicer compensation	474	6,334
Interest income from Servicer Advance Investments	$18,889	$76,043

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	March 31, 2018	December 31, 2017
Assets
Servicer advance investments, at fair value	$914,287	$1,002,102
Cash and cash equivalents	35,018	40,929
All other assets	13,046	13,011
Total assets(A)	$962,351	$1,056,042
Liabilities
Notes and bonds payable	$718,844	$789,979
All other liabilities	3,166	3,308
Total liabilities(A)	$722,010	$793,287

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	March 31, 2018	December 31, 2017
Total Advance Purchaser LLC equity	$240,340	$262,755
Others’ ownership interest	27.2%	27.2%
Others’ interest in equity of consolidated subsidiary	$65,392	$71,491

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended March 31,
	2018	2017
Net Advance Purchaser LLC income	$5,085	$10,736
Others’ ownership interest as a percent of total(A)	27.2%	54.2%
Others’ interest in net income of consolidated subsidiaries	$1,383	$5,820

(A)	As a result, New Residential owned 72.8% and 45.8% of the Buyer, on average during the three months ended March 31, 2018 and 2017, respectively.

See Note 11 regarding the financing of Servicer Advance Investments.

7.	INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Three Months Ended March 31, 2018
	(in millions)
	Treasury	Agency	Non-Agency
Purchases
Face	$—	$1,107.1	$1,328.5
Purchase Price	$—	$1,093.7	$523.8

Sales
Face	$862.0	$1,068.9	$—
Amortized Cost	$858.0	$1,101.4	$—
Sale Price	$849.8	$1,079.8	$—
Gain (Loss) on Sale	$(8.2)	$(21.6)	$—

As of March 31, 2018, New Residential had sold and purchased $1.1 billion and $1.1 billion face amount of Agency RMBS for $1.1 billion and $1.1 billion, respectively, and purchased $29.1 million face amount of Non-Agency RMBS for $14.1 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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
March 31, 2018
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

	March 31, 2018											December 31, 2017
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Treasury	$—	$—	$—	$—	$—	—	N/A	—%	—%	—	N/A	$852,734
Agency RMBS(F) (G)	1,221,259	1,217,176	847	(3,908)	1,214,115	91	AAA	3.28%	3.14%	9.5	N/A	1,243,617
Non-Agency RMBS(H) (I)	13,556,931	5,947,212	477,813	(53,817)	6,371,208	773	CCC	2.56%	5.73%	7.8	9.9%	5,974,789
Total/ Weighted Average	$14,778,190	$7,164,388	$478,660	$(57,725)	$7,585,323	864	B	2.67%	5.29%	8.1		$8,071,140

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 210 bonds with a carrying value of $461.5 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $195.6 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $1.1 billion for fixed rate securities and $0.1 billion for floating rate securities as of March 31, 2018.

(H)
The total outstanding face amount was $1.3 billion (including $0.6 billion of residual and fair value option notional amount) for fixed rate securities and $12.3 billion (including $4.9 billion of residual and fair value option notional amount) for floating rate securities as of March 31, 2018.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by MSRs and (iii) bonds backed by consumer loans.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Consumer loan bonds	$43,303	$41,077	$—	$(1,008)	$40,069	4	N/A	N/A	21.50%	1.0	N/A
MSR bonds	100,000	100,000	375	—	100,375	1	BBB-	4.72%	4.30%	9.6	N/A
Fair Value Option Securities:
Interest-only securities	4,846,532	227,709	10,446	(10,133)	228,022	55	AA	1.55%	6.47%	3.1	N/A
Servicing Strips	390,144	4,813	1,500	(218)	6,095	21	N/A	0.27%	21.24%	6.6	N/A

Unrealized losses that are considered other-than-temporary and are attributable to credit losses are recognized currently in earnings. During the three months ended March 31, 2018, New Residential recorded OTTI charges of $6.7 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s securities in an unrealized loss position as of March 31, 2018.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$4,106,582	$1,591,636	$(4,712)	$1,586,924	$(42,313)	$1,544,611	159	BB-	2.53%	4.89%	7.6
12 or More Months	1,043,681	291,116	(1,958)	289,158	(15,412)	273,746	103	A	2.41%	4.63%	5.2
Total/Weighted Average	$5,150,263	$1,882,752	$(6,670)	$1,876,082	$(57,725)	$1,818,357	262	BB	2.51%	4.85%	7.2

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of March 31, 2018.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 20 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 49 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2018
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	524,597	548,149	(6,670)	(23,552)
Non-credit impaired securities	1,293,760	1,327,933	—	(34,173)
Total debt securities in an unrealized loss position	$1,818,357	$1,876,082	$(6,670)	$(57,725)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of March 31, 2018.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

Three Months Ended March 31, 2018
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$23,821
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	5,677
Additions for credit losses on securities for which an OTTI was not previously recognized	993
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(355)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$30,136

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	March 31, 2018		December 31, 2017
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$4,930,956	36.5%	$4,882,136	38.4%
Southeastern U.S.	3,255,867	24.1%	3,005,519	23.6%
Northeastern U.S.	2,716,696	20.1%	2,555,514	20.1%
Midwestern U.S.	1,483,452	11.0%	1,337,980	10.5%
Southwestern U.S.	1,002,858	7.4%	927,647	7.3%
Other(B)	123,789	0.9%	18,871	0.1%
	$13,513,618	100.0%	$12,727,667	100.0%

(A)	Excludes $43.3 million and $29.7 million face amount of bonds backed by consumer loans as of March 31, 2018 and December 31, 2017, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the three months ended March 31, 2018, excluding residual and fair value option securities, the face amount of these real estate securities was $553.7 million, with total expected cash flows of $456.1 million and a fair value of $334.7 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
March 31, 2018	$5,753,822	$3,752,014
December 31, 2017	5,364,847	3,493,723

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

Three Months Ended March 31, 2018
Balance at December 31, 2017	$2,000,266
Additions	121,442
Accretion	(56,964)
Reclassifications from (to) non-accretable difference	63,131
Disposals	—
Balance at March 31, 2018	$2,127,875

See Note 11 regarding the financing of real estate securities.

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Sale

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	March 31, 2018									December 31, 2017
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Performing Loans(G)	$534,823	$489,493	8,619	8.0%	5.3	22.3%	79.3%	5.9%	649	$507,615
Purchased Credit Deteriorated Loans(H)	216,332	158,467	1,936	7.3%	3.1	16.1%	86.4%	76.2%	597	183,540
Total Residential Mortgage Loans, held-for-investment	$751,155	$647,960	10,555	7.7%	4.8	17.3%	79.6%	30.7%	634	$691,155

Reverse Mortgage Loans(E) (F)	$17,181	$7,635	47	7.5%	5.0	14.3%	130.2%	68.1%	N/A	$6,870
Performing Loans(G) (I)	728,083	741,903	10,813	4.1%	4.7	8.5%	57.8%	4.4%	661	1,071,371
Non-Performing Loans(H) (I)	895,724	692,417	5,905	6.2%	5.3	19.8%	91.4%	53.0%	581	647,293
Total Residential Mortgage Loans, held-for-sale	$1,640,988	$1,441,955	16,765	4.8%	4.6	18.9%	82.4%	33.0%	622	$1,725,534

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Nationstar holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.4 million. Approximately 44% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of March 31, 2018, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

(I)	Includes $32.5 million and $64.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2018	December 31, 2017
New York	13.6%	12.8%
California	11.8%	9.1%
Florida	7.3%	8.2%
Texas	6.6%	6.6%
New Jersey	5.5%	5.2%
Illinois	3.6%	3.9%
Pennsylvania	3.5%	3.4%
Maryland	3.0%	2.7%
Massachusetts	2.8%	2.7%
Washington	1.9%	1.7%
Other U.S.	40.4%	43.7%
	100.0%	100.0%

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

		Securities Owned Prior		Assets Acquired				Loans Sold (C)		Retained Bonds	Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	Date of Securitization	UPB	Gain (Loss)	Basis	Loan UPB	Loan Price	REO & Other Price
January 2018	—	$—	$—	$—	$—	$—	Jan 2018	$726.5	$(17.8)	$76.8	$265.3	$239.0	$14.4
January 2018	7	0.4	0.2	32.5	32.8	0.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
March 2018	25	85.9	75.4	458.8	461.4	4.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

(A)	Any related securitization may occur on the same or a subsequent date, depending on market conditions and other factors.

(B)
Price includes par amount paid for all underlying residential mortgage loans of the trusts, plus the basis of the exercised call rights, plus advances and costs incurred (including MSR Fund Payments, as defined in Note 15) in exercising such call rights.

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. The loans from the fourth quarter of 2017 calls were securitized in January 2018. No loans from the December 2016 call, January 2017 calls, the last two June 2017 calls, the January 2018 call, or the March 2018 calls were securitized by March 31, 2018.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

March 31, 2018
Days Past Due	Delinquency Status(A)
Current	84.9%
30-59	5.8%
60-89	2.3%
90-119(B)	1.0%
120+(C)	6.0%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$507,615
Purchases/additional fundings	—
Proceeds from repayments	(21,256)
Accretion of loan discount (premium) and other amortization(A)	3,590
Provision for loan losses	(140)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(316)
Balance at March 31, 2018	$489,493

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

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

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$196
Provision for loan losses(A)	140
Charge-offs(B)	(336)
Balance at March 31, 2018	$—

(A)
Based on an analysis of collective borrower performance, credit ratings of borrowers, loan-to-value ratios, estimated value of the underlying collateral, key terms of the loans and historical and anticipated trends in defaults and loss severities at a pool level.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2017	$183,540
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(6,343)
Accretion of loan discount and other amortization	6,929
(Allowance) reversal for loan losses(A)	—
Transfer of loans to real estate owned	(4,817)
Transfer of loans to held-for-sale	(20,842)
Balance at March 31, 2018	$158,467

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

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
March 31, 2018	$216,332	$158,467
December 31, 2017	249,254	183,540

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2017	$88,631
Additions	—
Accretion	(6,929)
Change in accretable yield for non-credit related changes in expected cash flows(A)	(3,413)
Disposals(B)	(1,034)
Transfer of loans to held-for-sale(C)	(4,566)
Balance at March 31, 2018	$72,689

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

Balance at December 31, 2017	$1,725,534
Purchases(A)	494,207
Transfer of loans from held-for-investment(B)	20,842
Sales	(750,324)
Transfer of loans to other assets(C)	(885)
Transfer of loans to real estate owned	(8,301)
Proceeds from repayments	(35,121)
Valuation (provision) reversal on loans(D)	(3,997)
Balance at March 31, 2018	$1,441,955

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $4.2 million of provision related to the call transactions executed during the three months ended March 31, 2018.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2017	$128,295
Purchases	4,160
Transfer of loans to real estate owned	17,604
Sales	(33,398)
Valuation (provision) reversal on REO	(1,045)
Balance at March 31, 2018	$115,616

As of March 31, 2018, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $418.3 million.

In addition, New Residential has recognized $30.9 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
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

	As of
	March 31, 2018	December 31, 2017
Assets
Residential mortgage loans	$185,758	$188,957
Other assets	—	—
Total assets(A)	$185,758	$188,957
Liabilities
Notes and bonds payable(B)	$180,243	$184,490
Accounts payable and accrued expenses	16	16
Total liabilities(A)	$180,259	$184,506

(A)
The creditors of the RPL Borrowers do not have recourse to the general credit of New Residential, and the assets of the RPL Borrowers are not directly available to satisfy New Residential’s obligations.

(B)	Includes $78.2 million of bonds retained by New Residential issued by these VIEs.

As described in “Call Rights” above, New Residential has issued securitizations which were treated as sales under GAAP. New Residential has no obligation to repurchase any loans from these securitizations and its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities. These securitizations are conducted through variable interest entities, of which New Residential is not the primary beneficiary. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of March 31, 2018:

Residential mortgage loan UPB	$5,499,491
Weighted average delinquency(A)	2.64%
Net credit losses for the three months ended March 31, 2018	$1,776
Face amount of debt held by third parties(B)	$5,129,663

Carrying value of bonds retained by New Residential(C)	$522,549
Cash flows received by New Residential on these bonds for the three months ended March 31, 2018	$30,611

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

(C)	Includes bonds retained pursuant to required risk retention regulations.

9.	INVESTMENTS IN CONSUMER LOANS

New Residential, through newly formed limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of March 31, 2018, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2018
Consumer Loan Companies
Performing Loans	$966,553	53.5%	$1,009,187	18.7%	3.8	6.1%
Purchased Credit Deteriorated Loans(C)	271,329	53.5%	228,319	16.2%	3.4	12.6%
Other - Performing Loans	73,007	100.0%	68,287	14.1%	0.9	4.6%
Total Consumer Loans, held-for-investment	$1,310,889		$1,305,793	17.9%	3.5	7.3%
December 31, 2017
Consumer Loan Companies
Performing Loans	$1,005,570	53.5%	$1,052,561	18.7%	3.7	6.0%
Purchased Credit Deteriorated Loans(C)	282,540	53.5%	236,449	16.2%	3.3	12.5%
Other - Performing Loans	89,682	100.0%	85,253	14.1%	1.0	4.5%
Total Consumer Loans, held-for-investment	$1,377,792		$1,374,263	17.9%	3.5	7.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

March 31, 2018
Days Past Due	Delinquency Status(A)
Current	94.0%
30-59	2.4%
60-89	1.3%
90-119(B)	0.9%
120+(B) (C)	1.4%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$1,137,814
Purchases	—
Additional fundings(A)	8,020
Proceeds from repayments	(52,799)
Accretion of loan discount and premium amortization, net	358
Gross charge-offs	(15,600)
Additions to the allowance for loan losses, net	(319)
Balance at March 31, 2018	$1,077,474

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2017	$4,429	$1,676	$6,105
Provision (reversal) for loan losses	13,718	28	13,746
Net charge-offs(C)	(13,427)	—	(13,427)
Balance at March 31, 2018	$4,720	$1,704	$6,424

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of March 31, 2018, there are $11.5 million in UPB and $10.1 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $2.2 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2017	$236,449
(Allowance) reversal for loan losses(A)	—
Proceeds from repayments	(17,196)
Accretion of loan discount and other amortization	9,066
Balance at March 31, 2018	$228,319

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
March 31, 2018	$271,329	$228,319
December 31, 2017	282,540	236,449

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2017	$132,291
Accretion	(9,066)
Reclassifications from (to) non-accretable difference(A)	9,700
Balance at March 31, 2018	$132,925

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	March 31, 2018	December 31, 2017
Total Consumer Loan Companies equity	$69,589	$74,071
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$32,359	$34,466

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended March 31,
	2018	2017
Net Consumer Loan Companies income (loss)	$18,769	$21,420
Others’ ownership interest as a percent of total	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$8,728	$9,960

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
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

	As of
	March 31, 2018	December 31, 2017
Assets
Consumer loans, held-for-investment	$1,237,506	$1,289,010
Restricted cash	11,189	11,563
Accrued interest receivable	17,859	19,360
Total assets(A)	$1,266,554	$1,319,933
Liabilities
Notes and bonds payable(B)	$1,234,288	$1,284,436
Accounts payable and accrued expenses	4,178	4,007
Total liabilities(A)	$1,238,466	$1,288,443

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

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. WarrantCo is vested in the warrants to purchase an aggregate of 83.4 million Series F convertible preferred stock in ParentCo as of February 28, 2018. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential accounts for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

	March 31, 2018(A)	December 31, 2017(A)
Consumer loans, at fair value	$523,714	$178,422
Warrants, at fair value	94,680	80,746
Other assets	55,721	46,342
Warehouse financing	(400,000)	(117,944)
Other liabilities	(3,566)	(13,059)
Equity	$270,549	$174,507
Undistributed retained earnings	$—	$—
New Residential’s investment	$66,285	$42,473
New Residential’s ownership	24.5%	24.3%

	Three Months Ended March 31,
	2018(B)	2017(B) (C)
Interest income	$12,792	$—
Interest expense	(3,368)	—
Change in fair value of consumer loans and warrants	13,552	—
Gain on sale of consumer loans	(420)	—
Other expenses	(3,207)	—
Net income	$19,349	$—
New Residential’s equity in net income	$4,806	$—
New Residential’s ownership	24.8%	—%

(A)	Data as of February 28, 2018 and November 30, 2017, respectively, as a result of the one month reporting lag.

(B)	Data for the periods ended February 28, 2018 and 2017, respectively, as a result of the one month reporting lag.

(C)	No activity due to LoanCo operations and distribution of income beginning March 2017.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2018(C)	$523,714	25.0%	$523,714	14.4%	1.4	0.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of February 28, 2018 as a result of the one month reporting lag.

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2017	$51,412
Contributions to equity method investees	83,227
Distributions of earnings from equity method investees	(1,449)
Distributions of capital from equity method investees	(91,861)
Earnings from investments in consumer loans, equity method investees	4,806
Balance at March 31, 2018	$46,135

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

10.	DERIVATIVES

As of March 31, 2018, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of March 31, 2018, New Residential held to-be-announced forward contract positions (“TBAs”) of $2.2 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of March 31, 2018, New Residential separately held TBAs of $1.1 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivative assets
Interest Rate Swaps(A)	Other assets	$3	$—
Interest Rate Caps	Other assets	585	2,423
TBAs	Other assets	—	—
		$588	$2,423
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$—	$—
TBAs	Accrued expenses and other liabilities	4,091	697
		$4,091	$697

(A)	Net of less than $0.1 million of related variation margin accounts as of March 31, 2018. As of December 31, 2017, no variation margin accounts existed.

The following table summarizes notional amounts related to derivatives:

	March 31, 2018	December 31, 2017
TBAs, short position(A)	$2,176,700	$3,101,100
TBAs, long position(A)	1,066,300	1,014,000
Interest Rate Caps(B)	347,500	772,500
Interest Rate Swaps(C)	430,000	—

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
As of March 31, 2018, caps LIBOR at 2.00% for $185.0 million of notional, at 4.00% for $12.5 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of March 31, 2018 was 13 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of March 31, 2018 was 37 months and the weighted average fixed pay rate was 2.67%.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended March 31,
	2018	2017
Other income (loss), net(A)
TBAs	$1,994	$123
Interest Rate Caps	486	573
Interest Rate Swaps	(34)	3,630
	2,446	4,326
Gain (loss) on settlement of investments, net
TBAs	15,436	(6,801)
Interest Rate Caps	(733)	(562)
Interest Rate Swaps	22,660	(4,473)
	37,363	(11,836)
Total income (losses)	$39,809	$(7,510)

(A)	Represents unrealized gains (losses).

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	March 31, 2018									December 31, 2017
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$1,143,995	$1,143,995	Apr-18 to May-18	1.87%	0.1	$1,174,559	$1,194,658	$1,191,311	0.4	$1,974,164
Non-Agency RMBS (E)	5,078,084	5,078,084	Apr-18 to Aug-18	3.19%	0.1	12,806,279	5,876,597	6,299,657	7.8	4,720,290
Residential Mortgage Loans(F)	1,311,527	1,310,315	Jul-18 to Dec-19	3.96%	0.9	1,730,220	1,590,315	1,556,309	4.8	1,849,004
Real Estate Owned(G)(H)	103,195	103,100	Jul-18 to Dec-19	4.02%	0.5	N/A	N/A	132,788	N/A	118,681
Total Repurchase Agreements	7,636,801	7,635,494		3.14%	0.2					8,662,139
Notes and Bonds Payable
Excess MSRs(I)	197,759	197,563	Feb-20 to Jul-22	4.88%	4.3	157,136,623	424,942	545,851	5.6	483,978
MSRs(J)	1,752,489	1,747,218	Feb-19 to Dec-22	4.03%	2.9	343,628,101	3,198,106	4,016,436	6.3	1,157,179
Servicer Advances(K)	3,784,178	3,776,597	May-18 to Dec-21	3.52%	2.4	4,298,166	4,324,840	4,348,739	1.3	4,060,156
Residential Mortgage Loans(L)	132,844	132,844	Oct-18 to Apr-20	3.60%	2.0	225,044	176,795	175,170	7.9	137,196
Consumer Loans(M)	1,178,425	1,173,568	Dec-21 to Mar-24	3.36%	3.1	1,310,728	1,312,055	1,305,631	3.5	1,242,756
Receivable from government agency(L)	3,231	3,231	Oct-18	3.78%	0.6	N/A	N/A	2,025	N/A	3,126
Total Notes and Bonds Payable	7,048,926	7,031,021		3.66%	2.7					7,084,391
Total/ Weighted Average	$14,685,727	$14,666,515		3.39%	1.4					$15,746,530

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through April 24, 2018 were refinanced, extended or repaid.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

(C)	These repurchase agreements had approximately $16.4 million of associated accrued interest payable as of March 31, 2018.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.1 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $168.8 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $197.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and includes corporate loans with no balance currently outstanding which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $313.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.25%; $480.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%; $73.4 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $885.2 million of corporate loans with fixed interest rates ranging from 3.55% to 3.68%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$3.5 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0% to 2.4%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $10.3 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88% and (ii) $125.8 million of asset-backed notes held by third parties which bear interest equal to 3.60%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $876.5 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $54.5 million face amount note which bears interest equal to 4.00%.

As of March 31, 2018, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $7.6 billion of repurchase agreements as of March 31, 2018. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2017	$483,978	$1,157,179	$4,060,156	$6,694,454	$2,108,007	$1,242,756	$15,746,530
Repurchase Agreements:
Borrowings	—	—	—	15,141,907	144,161	—	15,286,068
Repayments	—	—	—	(15,614,282)	(698,732)	—	(16,313,014)
Capitalized deferred financing costs, net of amortization	—	—	—	—	301	—	301
Notes and Bonds Payable:
Borrowings	—	1,130,000	1,378,665	—	—	—	2,508,665
Repayments	(286,440)	(535,596)	(1,661,053)	—	(4,247)	(69,625)	(2,556,961)
Discount on borrowings, net of amortization	—	—	10	—	—	—	10
Capitalized deferred financing costs, net of amortization	25	(4,365)	(1,180)	—	—	437	(5,083)
Balance at March 31, 2018	$197,563	$1,747,218	$3,776,597	$6,222,079	$1,549,490	$1,173,568	$14,666,515

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

Maturities

New Residential’s debt obligations as of March 31, 2018 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
April 1 through December 31, 2018	$56,793	$7,108,217	$7,165,010
2019	1,063,238	852,754	1,915,992
2020	952,691	—	952,691
2021	1,891,699	885,163	2,776,862
2022	73,442	677,770	751,212
2023 and thereafter	1,123,960	—	1,123,960
	$5,161,823	$9,523,904	$14,685,727

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of March 31, 2018:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$2,065,000	$1,414,722	$650,278
Notes and Bonds Payable
Excess MSRs	150,000	—	150,000
MSRs	875,000	387,313	487,687
Servicer advances(A)	1,780,120	1,302,681	477,439
Consumer loans	150,000	54,466	95,534
	$5,020,120	$3,159,182	$1,860,938

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
March 31, 2018
(dollars in tables in thousands, except share data)

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of March 31, 2018.

12.	FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2018 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$124,900,750	$515,676	$—		$—	$515,676	$515,676
Excess mortgage servicing rights, equity method investees, at fair value(A)	49,435,804	164,886	—		—	164,886	164,886
Mortgage servicing rights, at fair value(A)	197,462,949	2,129,665	—		—	2,129,665	2,129,665
Mortgage servicing rights financing receivables, at fair value	146,165,152	1,886,771	—	—	—	1,886,771	1,886,771
Servicer advance investments, at fair value	818,431	955,364	—		—	955,364	955,364
Real estate and other securities, available-for-sale	14,778,190	7,585,323	—		1,214,115	6,371,208	7,585,323
Residential mortgage loans, held-for-investment	751,155	647,960	—		—	640,769	640,769
Residential mortgage loans, held-for-sale	1,640,988	1,441,955	—		—	1,512,223	1,512,223
Consumer loans, held-for-investment	1,310,889	1,305,793	—		—	1,299,054	1,299,054
Derivative assets	777,500	588	—		588	—	588
Cash and cash equivalents	233,233	233,233	233,233		—	—	233,233
Restricted cash	179,688	179,688	179,688		—	—	179,688
Other assets		35,377	25,031		—	10,346	35,377
		$17,082,279	$437,952		$1,214,703	$15,485,962	$17,138,617
Liabilities
Repurchase agreements	$7,636,801	$7,635,494	$—		$7,636,801	$—	$7,636,801
Notes and bonds payable	7,048,926	7,031,021	—		—	7,005,197	7,005,197
Derivative liabilities	3,243,000	4,091	—		4,091	—	4,091
		$14,670,606	$—		$7,640,892	$7,005,197	$14,646,089

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	Mortgage Servicing Rights Financing Receivable(A)	Servicer Advance Investments	Non-Agency RMBS
	Agency	Non-Agency						Total
Balance at December 31, 2017	$324,636	$849,077	$171,765	$1,735,504	$598,728	$4,027,379	$5,974,789	$13,681,878
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	—	(6,670)	(6,670)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(3,169)	(42,522)	—	—	—	—	—	(45,691)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—		523	—	—	—	—	523
Included in servicing revenue, net(E)	—	—	—	74,666	—	—	—	74,666
Included in change in fair value of investments in mortgage servicing rights financing receivables(D)	—	—	—	—	271,076	—	—	271,076
Included in change in fair value of servicer advance investments	—		—	—	—	(79,476)	—	(79,476)
Included in gain (loss) on settlement of investments, net	—	40,417	—	—	—	72,585	—	113,002
Included in other income (loss), net(D)	2,879	26	—	—	—	—	(313)	2,592
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	49,164	49,164
Interest income	4,240	5,119	—	—	—	18,889	75,678	103,926
Purchases, sales and repayments
Purchases	—	—	—	319,495	—	880,618	523,785	1,723,898
Proceeds from sales	—	—	—	—	(1,026)	—	—	(1,026)
Proceeds from repayments	(15,201)	(11,259)	(7,402)	—	—	(761,793)	(245,225)	(1,040,880)
New Ocwen Agreements (Note 5)	—	(638,567)	—	—	1,017,993	(3,202,838)	—	(2,823,412)
Balance at March 31, 2018	$313,385	$202,291	$164,886	$2,129,665	$1,886,771	$955,364	$6,371,208	$12,023,570

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

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
March 31, 2018
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the weighted average inputs used as of March 31, 2018:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.8%	3.0%	32.1%	21	23
Recaptured Pools	7.4%	4.4%	23.8%	22	24
Recapture Agreement	7.4%	4.4%	24.9%	22	—
	9.0%	3.5%	29.5%	21	23
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	12.1%	N/A	15.5%	15	24
Recaptured Pools	7.0%	N/A	19.8%	22	24
Recapture Agreement	7.0%	N/A	19.7%	20	—
	11.3%	N/A	16.1%	16	24
Total/Weighted Average--Excess MSRs Directly Held	9.9%	3.5%	24.2%	19	23

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	11.1%	4.9%	34.9%	19	22
Recaptured Pools	7.4%	4.6%	24.1%	23	24
Recapture Agreement	7.4%	4.6%	24.4%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.2%	4.7%	29.5%	21	23

Total/Weighted Average--Excess MSRs All Pools	9.7%	4.0%	26.2%	20	23

MSRs
Agency
Mortgage Servicing Rights(H)	9.3%	1.4%	24.7%	27	22
Mortgage Servicing Rights Financing Receivables	9.2%	1.2%	15.0%	27	20
Non-Agency
Mortgage Servicing Rights Financing Receivables	9.1%	15.2%	—%	45	26

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $7.43 per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $12.80 per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

With respect to valuing the Ocwen-serviced mortgage servicing rights financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 0.9%.

As of March 31, 2018, a weighted average discount rate of 8.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of March 31, 2018, a weighted average discount rate of 9.1% was used to value New Residential’s investments in MSRs and a weighted average discount rate of 10.5% was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2018	1.5%	12.8%	19.7%	19.5	bps	5.8%	23.2

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 9.1 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of March 31, 2018, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,221,259	$1,217,176	$1,214,115	$—	$1,214,115	2
Non-Agency RMBS(C)	13,556,931	5,947,212	6,364,120	7,088	6,371,208	3
Total	$14,778,190	$7,164,388	$7,578,235	$7,088	$7,585,323

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
March 31, 2018
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

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$5,210,885	2.66% to 28.00%	0.25% to 22.00%	0.15% to 9.00%	5.0 % to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $6.7 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At March 31, 2018, assets measured at fair value on a nonrecurring basis were $0.3 billion. The $0.3 billion of assets include approximately $265.2 million of residential mortgage loans held-for-sale and $70.6 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2018:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$215,406	4.0%	5.1	10.3%	1.5%	31.6%
Non-Performing Loans	49,837	6.6%	3.2	3.0%	3.0%	30.0%
Total/Weighted Average	$265,243	4.0%	4.9	8.9%	1.3%	36.6%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2018 was an increase in net valuation allowance of approximately $5.1 million, consisting of an approximately $4.1 million increase for residential mortgage loans and $1.0 million for REO.

13.	EQUITY AND EARNINGS PER SHARE

Equity and Dividends

In January 2018, New Residential issued 28.8 million shares of its common stock in a public offering at a price to the public of $17.10 per share for net proceeds of approximately $482.3 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 2.9 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.58% risk-free rate, a 9.86% dividend yield, 23.16% volatility and a 10-year term.

On March 22, 2018, New Residential’s board of directors declared a first quarter 2018 dividend of $0.50 per common share or $168.1 million, which was paid on April 27, 2018 to stockholders of record as of April 2, 2018.

Approximately 0.5 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at March 31, 2018.

Option Plan

As of March 31, 2018, New Residential’s outstanding options were summarized as follows:

Held by the Manager	18,131,564
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	3,239,624
Issued to the independent directors	6,000
Total	21,377,188

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of March 31, 2018. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended March 31, 2018 was $16.45 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2018	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2018 (millions)
Directors	Various	6,000	6,000	$13.49	$—
Manager(C)	2012	25,000	25,000	6.70	0.2
Manager(C)	2013	835,571	835,571	10.98	4.6
Manager(C)	2014	1,437,500	1,437,500	11.70	6.8
Manager(C)	2015	8,543,539	8,543,539	14.96	12.7
Manager(C)	2016	2,000,000	1,266,667	13.70	3.5
Manager(C)	2017	5,654,578	2,450,317	14.50	4.8
Manager(C)	2018	2,875,000	191,667	17.10	—
Outstanding		21,377,188	14,756,261

(A)	Options expire on the tenth anniversary from date of grant.

(B)
The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2017 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2015	$14.75 to $15.38	1,708,708
2016	$13.70	400,000
2017	$14.50	1,130,916
Total		3,239,624

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2017 outstanding options	18,502,188
Options granted	2,875,000	$17.10
Options exercised	—	$—
Options expired unexercised	—
March 31, 2018 outstanding options	21,377,188	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the three months ended March 31, 2018, based on the treasury stock method, New Residential had 2,995,580 dilutive common stock equivalents outstanding. During the three months ended March 31, 2017, based on the treasury stock method, New Residential had 1,640,864 dilutive common stock equivalents outstanding.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6) and Consumer Loans (Note 9).

14.	COMMITMENTS AND CONTINGENCIES

Litigation – New Residential is or may become, from time to time, involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on its business, financial position or results of operations. New Residential is not aware of any unasserted claims that it believes are material and probable of assertion where the risk of loss is expected to be reasonably possible.

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

Capital Commitments — As of March 31, 2018, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to March 31, 2018, if any):

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $162.2 million of unfunded and available revolving credit privileges as of March 31, 2018. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At March 31, 2018, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
March 31, 2018
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

Due to affiliates is comprised of the following amounts:

	March 31, 2018	December 31, 2017
Management fees	$5,156	$4,734
Incentive compensation	14,589	81,373
Expense reimbursements and other	547	2,854
Total	$20,292	$88,961

Affiliate expenses and fees were comprised of:

	Three Months Ended March 31,
	2018	2017
Management fees	$15,110	$13,074
Incentive compensation	14,589	12,460
Expense reimbursements(A)	125	125
Total	$29,824	$25,659

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 8, 11 and 14 for a discussion of transactions with Nationstar. As of March 31, 2018, 99.2%, 27.7% and 97.0% of the UPB of the loans underlying New Residential’s investments in Excess MSRs, MSRs and Servicer Advance Investments, respectively, was serviced, subserviced or master serviced by Nationstar. As of March 31, 2018, a total face amount of $3.2 billion of New Residential’s Non-Agency RMBS portfolio and approximately $32.8 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $17.6 billion as of March 31, 2018. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying residential mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, and repay all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2018, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.0 million and has also caused an aggregate of $0.1 million of securities to be transferred to such funds in 2018. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of March 31, 2018, $912.4 million UPB of New Residential’s residential mortgage loans and $14.9 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 4 regarding co-investments with Fortress-managed funds.

16.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended March 31,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2018	2017
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$29,227	$(993)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	6,670	2,112
Total reclassifications		$35,897	$1,119

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
(dollars in tables in thousands, except share data)

17.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2018	2017
Current:
Federal	$1,708	$2,108
State and Local	436	70
Total Current Income Tax Expense (Benefit)	2,144	2,178
Deferred:
Federal	(8,673)	2,746
State and Local	(383)	672
Total Deferred Income Tax Expense (Benefit)	(9,056)	3,418
Total Income Tax Expense (Benefit)	$(6,912)	$5,596

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2018. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in MSRs (Note 5), Servicer Advance Investments (Note 6) and REO (Note 8), through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable.

New Residential has recorded a net deferred tax liability of approximately $10.2 million as of March 31, 2018, primarily related to unrealized gains and discount accruals offset by net operating loss carry forwards.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. New Residential measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. New Residential is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.

18.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2018 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On March 22, 2018, New Residential’s board of directors declared a first quarter 2018 dividend of $0.50 per common share or $168.1 million, which was paid on April 27, 2018 to stockholders of record as of April 2, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Residential. The following should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein, and with “Risk Factors.”

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold MSRs totaling more than $3.5 trillion since 2010. As of the fourth quarter of 2017, the top 100 mortgage servicers serviced over $8.7 trillion out of the $10.6 trillion one-to-four family mortgage debt outstanding, according to Inside Mortgage Finance. Furthermore, according to Inside Mortgage Finance, approximately 65% of such outstanding mortgage debt was serviced by the top 25 mortgage servicers as of the fourth quarter of 2017. Given current market dynamics and an overall challenging servicing environment, we may expect additional market consolidation among non-bank servicers. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets. As a result, we believe additional MSR sales will be likely for some period of time. These factors have resulted in increased opportunities for us to acquire interests in MSRs and to provide capital to non-bank servicers. In addition, approximately $1.6 trillion of new loans are expected to be originated in 2018, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Recently, strong demand for mortgage assets in general has led to tighter spreads and lower required rates of return. This, in turn, creates a reach for yield and increased difficulty in sourcing accretive investments in the current investment landscape. These market conditions have driven prices higher, thereby also increasing the value of certain of our existing investments.

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

In the first quarter of 2018, both current interest rates and expected future interest rates generally increased slightly. For instance, the 10-year treasury yield increased from 2.40% to 2.74%. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, while market interest rates increased, market credit spreads for these investments decreased, with the net result being an increase in value during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the first quarter of 2018, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $7.8 million in the aggregate, primarily as a result of an increase in actual and projected prepayment rates during the quarter, while the weighted average discount rate of the portfolio decreased to 8.8%. In addition, a decrease in voluntary prepayments and higher ancillary earnings due to an increase in interest rates, as well as contractual changes resulting from the Ocwen Transaction, caused the fair value of our MSRs, including MSR financing receivables, to increase by approximately $449.6 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of March 31, 2018 was 1.27%, compared to 1.41% as of December 31, 2017. The spread changed primarily as a result of increased funding costs partially offset by higher yields from new securities purchased during the first quarter of 2018. The net interest spread on our Non-Agency RMBS portfolio as of March 31, 2018 was 2.54%, compared to 2.76% as of December 31, 2017. This spread changed primarily as a result of increased funding costs partially offset by higher yields from new securities purchased during the first quarter of 2018.

General U.S. Economy and Unemployment

In the last twelve months, the U.S. unemployment rate generally continued to decline and equity market prices trended up, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measures, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true as the Case Shiller Home Price Index increased from 184 as of the third quarter of 2016 to 205 as of the first quarter of 2018. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.5 million, or 4.9 percent, as of the fourth quarter of 2017, down from 2.8 million, or 5.4 percent, as of the third quarter of 2017. This trend has helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads primarily widened during the first quarter of 2018, which would generally have an unfavorable impact on the value of yield driven financial instruments, such as our RMBS and loan portfolios. Corporate credit spreads, while a useful market proxy, are not necessarily indicative or directly correlated to mortgage credit spreads, which tightened during the quarter. Collateral performance, market liquidity, mortgage credit spreads and other factors related specifically to certain investments within our mortgage securities and loan portfolio offset the corporate credit spread widening during the first quarter of 2018 and caused the value of the portion of this portfolio that was owned for the entire quarter to slightly increase.

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of March 31, 2018.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$174,336,554	$529,419	3.4%	$680,562	6.0
MSRs(B) (C)	197,462,949	1,740,698	11.3%	2,129,665	6.4
Mortgage Servicing Rights Financing Receivables(B) (C)	146,165,152	1,457,408	9.5%	1,886,771	6.2
Servicer Advance Investments(B) (D)	818,431	931,465	6.1%	955,364	5.0
Agency RMBS(E)	1,221,259	1,217,176	7.9%	1,214,115	9.5
Non-Agency RMBS(E)	13,556,931	5,947,212	38.7%	6,371,208	7.8
Residential Mortgage Loans	2,392,143	2,124,991	13.8%	2,089,915	4.6
Real Estate Owned	N/A	126,033	0.8%	115,616	N/A
Consumer Loans	1,310,889	1,312,217	8.5%	1,305,793	3.5
Consumer Loans, Equity Method Investees	523,714	N/A	N/A	46,135	1.4
Total/Weighted Average		$15,386,619	100.0%	$16,795,144	6.5

Reconciliation to GAAP total assets:
Cash and restricted cash				412,921
Servicer advances receivable				3,393,375
Trades receivable				1,083,558
Other assets				326,943
GAAP total assets				$22,011,941

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

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

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivables

As of March 31, 2018, we had $4.0 billion carrying value of MSRs and mortgage servicing rights financing receivables within our servicer subsidiary, NRM.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of March 31, 2018, these subservicers include Ocwen, Nationstar, Ditech, PHH, Shellpoint, and Flagstar, which subservice 28.6%, 27.7%, 23.4%, 13.9%, 5.6%, and 0.8% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables). NRM has entered into agreements with Ditech, Nationstar, Shellpoint, and PHH whereby NRM is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

The table below summarizes the terms of our investments in MSRs and mortgage servicing rights financing receivables completed as of March 31, 2018.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency	$197.4	27	bps	$2,129.7
Non-Agency	0.1	50		—
Mortgage Servicing Rights Financing Receivables
Agency	47.7	27		485.8
Non-Agency	98.4	45		1,400.9
Total	$343.6	32	bps	$4,016.4

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivables as of March 31, 2018 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$2,129,665	$197,403,568	1,364,376	743	4.3%	260	67	3.6%	11.9%	11.5%	0.4%	18.5%
Non-Agency	—	59,381	866	624	7.2%	191	180	42.7%	11.5%	4.3%	7.4%	—%
Mortgage Servicing Rights Financing Receivables
Agency	485,860	47,739,062	353,675	744	4.2%	244	76	7.3%	11.4%	10.8%	0.6%	10.5%
Non-Agency	1,400,911	98,426,090	696,786	644	4.5%	309	148	17.4%	10.4%	6.9%	3.7%	—%
Total	$4,016,436	$343,628,101	2,415,703	715	4.4%	272	91	8.1%	11.4%	10.1%	1.3%	12.1%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	2.7%	0.4%	0.8%	0.3%	—%	0.3%
Non-Agency	6.8%	5.8%	1.4%	18.9%	—%	1.5%
Mortgage Servicing Rights Financing Receivables
Agency	1.6%	0.3%	0.4%	0.5%	—%	0.4%
Non-Agency	7.3%	4.6%	8.4%	4.4%	2.0%	3.1%
Total	3.9%	1.6%	2.9%	1.5%	0.6%	1.1%

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

As of March 31, 2018, MSRs purchased from PHH, and related servicer advances receivable, with respect to private-label residential mortgage loans of approximately $5.7 billion in total UPB with a purchase price of approximately $33.6 million had not been settled.

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of March 31, 2018.

Summary of Direct Excess MSR Investments as of March 31, 2018

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$62.5	28	bps	21	bps	32.5% - 66.7%	$271.6
Recapture Agreements	—	29		22		32.5% - 66.7%	41.8
	62.5	28		21			313.4
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$62.4	35		15		33.3% - 100.0%	$184.1
Recapture Agreements	—	26		20		33.3% - 100.0%	18.2
	62.4	34		15			202.3
Total/Weighted Average	$124.9	31	bps	18	bps		$515.7

(A)	The MSR is a weighted average as of March 31, 2018, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $47.8 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of March 31, 2018

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$49.4	32	bps	21	bps	50.0%	66.7%	33.3%	$262.0
Recapture Agreements	—	32		23		50.0%	66.7%	33.3%	47.3
Total/Weighted Average	$49.4	32	bps	21	bps				$309.3

(A)	The MSR is a weighted average as of March 31, 2018, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of March 31, 2018 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$210,685	$49,698,570	338,233	708	4.5%	274	103	8.9%	13.0%	12.0%	1.1%	26.1%
Recaptured Loans	60,938	12,828,039	75,145	721	4.3%	289	30	0.7%	9.1%	8.7%	0.4%	32.0%
Recapture Agreement	41,762	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$313,385	$62,526,609	413,378	711	4.5%	278	87	7.2%	12.2%	11.3%	1.0%	27.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$171,954	$58,991,406	323,806	671	4.5%	286	145	37.4%	15.2%	11.3%	4.4%	12.5%
Recaptured Loans	12,140	3,382,735	15,012	739	4.1%	289	21	3.4%	10.1%	10.1%	—%	31.5%
Recapture Agreement	18,197	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$202,291	$62,374,141	338,818	675	4.5%	286	138	35.6%	13.6%	10.1%	3.8%	10.4%
Total/Weighted Average(H)	$515,676	$124,900,750	752,196	693	4.5%	282	113	21.4%	12.8%	10.3%	2.7%	16.7%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.3%	1.6%	1.8%	1.2%	0.3%	0.2%
Recaptured Loans	2.0%	0.6%	0.8%	0.2%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.8%	1.3%	1.5%	1.0%	0.3%	0.2%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.1%	3.1%	3.4%	7.3%	1.2%	2.1%
Recaptured Loans	1.4%	0.2%	0.3%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	9.6%	3.0%	3.2%	6.9%	1.2%	2.0%
Total/Weighted Average(H)	6.8%	2.2%	2.4%	4.0%	0.7%	1.1%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $47.8 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of March 31, 2018 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$154,212	$33,987,107	33.3%	301,808	691	5.1%	267	119	9.6%	14.9%	12.7%	2.4%	28.2%
Recaptured Loans	107,802	15,448,697	33.3%	106,419	704	4.3%	284	36	0.6%	10.2%	9.5%	0.8%	42.1%
Recapture Agreement	47,308	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average(G)	$309,322	$49,435,804		408,227	695	4.8%	272	93	6.8%	13.5%	11.8%	1.9%	31.7%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.8%	2.0%	1.8%	1.7%	0.5%	0.3%
Recaptured Loans	3.5%	0.9%	0.9%	0.3%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	5.0%	1.7%	1.5%	1.3%	0.4%	0.3%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2018
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$931,465	$955,364	$47,831,952	$818,431	1.7%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the three months ended, March 31, 2018 (dollars in thousands):

			Three Months Ended March 31, 2018		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.8%	5.0	$(79,476)	$753,158	88.5%	87.5%	3.7%	3.2%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

March 31, 2018
Principal and interest advances	$121,089
Escrow advances (taxes and insurance advances)	371,452
Foreclosure advances	325,890
Total	$818,431

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of March 31, 2018 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency ARM RMBS	$99,411	$108,066	8.9%	$—	$(3,602)	$104,464	26	3.8	17.2%	$106,597
Agency Specified Pools	1,121,848	1,109,110	91.1%	847	(306)	1,109,651	65	10.1	0.9%	8,017
Agency RMBS	$1,221,259	$1,217,176	100.0%	$847	$(3,908)	$1,214,115	91	9.5	2.4%	$114,614

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of March 31, 2018 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$99,411	$108,066	100.0%	$104,464	3.6%	1.7%	N/A	2.0%	8.9%	8

(A)	Of these investments, 94.7% reset based on 12-month LIBOR index, 3.0% reset based on one-month LIBOR, and 2.3% reset based on the one-year Treasury Constant Maturity Rate.

(B)	Represents the maximum change in the coupon at the end of the fixed rate period. All securities in this category are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of March 31, 2018:

Net Interest Spread(A)
Weighted Average Asset Yield	3.14%
Weighted Average Funding Cost	1.87%
Net Interest Spread	1.27%

(A)
The Agency RMBS portfolio consists of 8.9% floating rate securities and 91.1% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2018 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$13,556,931	$5,947,212	$477,813	$(53,817)	$6,371,208	$5,078,084

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2018 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	389	$1,996,429	$1,450,183	24.6%	$1,634,688	12.8%	1.1%	8.5	2.9%
2006	CC	130	2,929,933	1,824,632	30.9%	1,942,320	6.4%	1.3%	8.4	2.2%
2007	CCC-	87	3,106,502	1,813,237	30.7%	1,932,474	6.4%	0.8%	7.8	2.4%
2008 and later	BB	163	5,480,764	818,083	13.8%	821,657	24.6%	0.4%	5.3	3.1%
Total/Weighted Average	CCC	769	$13,513,628	$5,906,135	100.0%	$6,331,139	9.9%	1.0%	7.8	2.6%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	13.2	0.08	10.2%	13.2%	12.7%
2006	11.9	0.14	9.6%	14.2%	31.1%
2007	11.2	0.26	9.6%	14.4%	35.8%
2008 and later	11.4	0.76	9.7%	3.5%	1.7%
Total/Weighted Average	11.9	0.25	9.8%	12.5%	23.9%

(A)	Excludes $43.3 million face amount of bonds backed by consumer loans.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 210 bonds with a carrying value of $461.5 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2018.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2018.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $195.6 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $173.3 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of March 31, 2018:

Net Interest Spread(A)
Weighted Average Asset Yield	5.73%
Weighted Average Funding Cost	3.19%
Net Interest Spread	2.54%

(A)	The Non-Agency RMBS portfolio consists of 90.9% floating rate securities and 9.1% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $140.0 billion.

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

Residential Mortgage Loans

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2018 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Performing Loans(G)	$534,823	$489,493	8,619	8.0%	5.3	22.3%	79.3%	5.9%	649
Purchased Credit Deteriorated Loans(H)	216,332	158,467	1,936	7.3%	3.1	16.1%	86.4%	76.2%	597
Total Residential Mortgage Loans, held-for-investment	$751,155	$647,960	10,555	7.7%	4.8	17.3%	79.6%	30.7%	634

Reverse Mortgage Loans(E) (F)	$17,181	$7,635	47	7.5%	5.0	14.3%	130.2%	68.1%	N/A
Performing Loans(G) (I)	728,083	741,903	10,813	4.1%	4.7	8.5%	57.8%	4.4%	661
Non-Performing Loans(H) (I)	895,724	692,417	5,905	6.2%	5.3	19.8%	91.4%	53.0%	581
Total Residential Mortgage Loans, held-for-sale	$1,640,988	$1,441,955	16,765	4.8%	4.6	18.9%	82.4%	33.0%	622

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.4 million. Approximately 44% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of March 31, 2018, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $32.5 million and $64.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of March 31, 2018 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,310,889	63.6%	36.4%	169,839	671	18.0%	10.9%	147	3.5	2.4%	1.3%	2.3%	17.5%	5.9%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of March 31, 2018, we had a net investment of $46.1 million in LoanCo and WarrantCo. For further information, see Note 9 to our Condensed Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2018(C)	$523,714	25.0%	$523,714	14.4%	1.4	0.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of February 28, 2018 as a result of the one month reporting lag.

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

Our critical accounting policies as of March 31, 2018, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount
Interest income	$383,573	$292,538	$91,035
Interest expense	124,387	98,229	26,158
Net Interest Income	259,186	194,309	64,877

Impairment
Other-than-temporary impairment (OTTI) on securities	6,670	2,112	4,558
Valuation and loss provision (reversal) on loans and real estate owned	19,007	17,910	1,097
	25,677	20,022	5,655

Net interest income after impairment	233,509	174,287	59,222
Servicing revenue, net	217,236	40,602	176,634
Other Income
Change in fair value of investments in excess mortgage servicing rights	(45,691)	821	(46,512)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	523	(244)	767
Change in fair value of investments in mortgage servicing rights financing receivables	271,076	—	271,076
Change in fair value of servicer advance investments	(79,476)	2,559	(82,035)
Gain (loss) on settlement of investments, net	103,302	(13,674)	116,976
Earnings from investments in consumer loans, equity method investees	4,806	—	4,806
Other income (loss), net	9,984	6,844	3,140
	264,524	(3,694)	268,218

Operating Expenses
General and administrative expenses	20,007	11,827	8,180
Management fee to affiliate	15,110	13,074	2,036
Incentive compensation to affiliate	14,589	12,460	2,129
Loan servicing expense	11,514	13,376	(1,862)
Subservicing expense	46,597	17,704	28,893
	107,817	68,441	39,376

Income (Loss) Before Income Taxes	607,452	142,754	464,698
Income tax expense (benefit)	(6,912)	5,596	(12,508)
Net Income (Loss)	$614,364	$137,158	$477,206
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$10,111	$15,780	$(5,669)
Net Income (Loss) Attributable to Common Stockholders	$604,253	$121,378	$482,875

Interest Income

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest income increased by $91.0 million, primarily attributable to incremental interest income of (i) $166.5 million from Mortgage Servicing Rights Financing Receivables due to the PHH Transaction and Ocwen Transaction (Note 5 to our Consolidated Financial Statements), (ii) $16.4 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls, and (iii) $7.3 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls. The increases were partially offset by (iv) a $79.9 million decrease from Servicer Advance Investments and Excess MSR investments, primarily due to the transfer of HLSS Servicer Advance Investments and Excess MSR investment to Mortgage Servicing Rights Financing Receivables and related servicer advance receivables as a result of the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), and (v) $19.8 million from Consumer Loans attributable to lower unpaid principal balance.

Interest Expense

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest expense increased by $26.2 million primarily attributable to increases of (i) $20.6 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to March 31, 2017, (ii) $8.8 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iii) $5.7 million of interest expense on MSRs and related servicer advances financing obtained subsequent to March 31, 2017. The increases were partially offset by (iv) a $5.6 million decrease in interest on debt collateralized by Excess MSRs as a result of repayments subsequent to March 31, 2017, and (v) a $3.4 million decrease in interest on the Consumer Loan securitization notes.

Other-Than-Temporary Impairment on Securities

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

The other-than-temporary impairment on securities increased by $4.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of March 31, 2018.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

The $1.1 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $6.7 million increase in impairment on certain non-performing loans with low performance and certain REOs with a decrease in home prices, and (ii) a $0.5 million decrease of reserve related to certain Ginnie Mae EBO servicer advance receivables, partially offset by (iii) a decrease of $6.1 million due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance, during the three months ended March 31, 2018.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$149,264	$(7,108)	$156,372
Changes in discount rates	1,621	640	981
Changes in other factors	(21,092)	5,709	(26,801)
Total	$129,793	$(759)	$130,552

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Servicing revenue, net increased $176.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM, which closed subsequent to March 31, 2017 (Note 5 to our Condensed Consolidated Financial Statements). In addition to a $74.9 million increase in servicing fee revenue and fees as a result of MSR acquisitions closed subsequent to March 31, 2017, $130.6 million of the increase was related to changes in valuation inputs and assumptions, primarily driven by a decrease in prepayment rates due to an increase in interest rates and an increase in the custodial earnings rate, partially offset by higher delinquency assumptions and lower recapture rates. The increases were partially offset by a $28.8 million increase in amortization as a result of MSR acquisitions closed subsequent to March 31, 2017.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$(563)	$2,132	$(2,695)
Changes in discount rates	—	—	—
Changes in other factors	(45,128)	(1,311)	(43,817)
Total	$(45,691)	$821	$(46,512)

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

The negative mark-to-market adjustments during the three months ended March 31, 2018 was mainly driven by the realization of unrealized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) of $40.4 million, which are reflected as a reclassification to Gain (Loss) on Settlement of Investments, Net.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$(1,033)	$(1,341)	$308
Changes in discount rates	—	—	—
Changes in other factors	1,556	1,097	459
Total	$523	$(244)	$767

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

The positive mark-to-market adjustments during the three months ended March 31, 2018 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, which totaled $1.6 million during the three months ended March 31, 2018, compared to $1.1 million during the three months ended March 31, 2017.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$34,968	$—	$34,968
Changes in discount rates	202,631	—	202,631
Changes in other factors	82,180	—	82,180
Total	$319,779	$—	$319,779

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

The change in fair value of investments in mortgage servicing rights financing receivable of $271.1 million during the three months ended March 31, 2018 is due to the acquisition of mortgage servicing rights financing receivable as a result of the PHH Transaction and Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which are measured at fair value on a recurring basis. $319.8 million of the increase was related to changes in valuation inputs and assumptions, which was offset by

$48.7 million of amortization of servicing rights. In addition to changes in prepayment speeds and discount rates, the increase in fair value was driven by a change in expected cash flows associated with REO commissions, partially offset by lower projected custodial earnings and higher delinquency assumptions related to the PHH portfolio.

Change in Fair Value of Investments in Servicer Advance Investments

Changes in the fair value of investments in Servicer Advance Investments related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$1,006	$1,984	$(978)
Changes in discount rates	(7,616)	—	(7,616)
Changes in other factors	(72,866)	575	(73,441)
Total	$(79,476)	$2,559	$(82,035)

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

The realization of unrealized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) resulted in a reclassification to Gain (Loss) on Settlement of Investments, Net of $72.6 million.

Gain (Loss) on Settlement of Investments, Net

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Gain (loss) on settlement of investments increased by $117.0 million, primarily related to (i) $113.0 million of realized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which were reclassified from the related change in fair value accounts, (ii) a $49.2 million change in loss on settlement of derivatives to gain on settlement of derivatives related to TBAs and interest rate swaps, and (iii) a $1.8 million decrease in loss on liquidated residential mortgage loans. The increase was partially offset by (iv) a $30.2 million change in gain on sale of real estate securities to loss on sale of real estate securities, and (v) a $17.2 million change in gain on sale of residential mortgage loans to loss on sale of residential mortgage loans, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Earnings from investments in Consumer Loans, Equity Method Investees of $4.8 million during the three months ended March 31, 2018 represents earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements).

Other Income (Loss), Net

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Other income (loss), net increased by $3.1 million, primarily attributable to (i) a $5.8 million gain on Ocwen common stock acquired in September 2017, and (ii) a $2.3 million increase in gain on Excess MSR investments. The increase was partially offset by (iii) a decreased gain on transfer of loans to REO of $2.5 million, (iv) $1.9 million decrease in unrealized gain on derivative instruments, and (v) a $1.1 million change in unrealized gain on other ABS to unrealized loss on other ABS, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General and Administrative Expenses

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

General and administrative expenses increased by $8.2 million primarily attributable to (i) a $4.9 million increase in deal related expenses related to corporate transactions and transactions that closed subsequent to March 31, 2017 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), (ii) $1.7 million increase in other general and administrative expenses related to newly acquired Residential Mortgage Loans, and (iii) a $1.4 million increase in custodian expense as a result of transactions that closed subsequent to March 31, 2017 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), during the three months ended March 31, 2018.

Management Fee to Affiliate

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Management fee to affiliate increased by $2.0 million as a result of increases to our gross equity subsequent to March 31, 2017.

Incentive Compensation to Affiliate

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Incentive compensation to affiliate increased by $2.1 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Loan Servicing Expense

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Loan servicing expense decreased by $1.9 million primarily due to a $2.3 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance.

Subservicing Expense

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Subservicing expense increased $28.9 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of transactions that closed subsequent to March 31, 2017 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Income tax expense (benefit) changed by $12.5 million, as a result of an income tax benefit of $6.9 million during the three months ended March 31, 2018 compared to an income tax expense of $5.6 million during the three months ended March 31, 2017, primarily due to (i) realization of deferred tax assets related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) and mark-to-market on Servicing Related Assets, (ii) an increase in net loss at NRM, and (iii) a decrease in effective tax rates subsequent to March 31, 2017.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

Noncontrolling interests in income of consolidated subsidiaries decreased by $5.7 million primarily due to (i) a $4.4 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in noncontrolling ownership from 54.2% to 27.2% in August 2017, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the three months ended March 31, 2018, and (ii) a $1.3 million decrease from a net decrease in income on the Consumer Loan Companies, which are 46.5% owned by third parties.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our servicer subsidiary, NRM, is subject to regulatory requirements regarding NRM’s liquidity. As of March 31, 2018, approximately $144.3 million of our cash and cash equivalents was held at NRM, of which $57.8 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2018, we had outstanding repurchase agreements with an aggregate face amount of approximately $7.6 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4% - 5% for Agency RMBS, 10% - 60% for Non-Agency RMBS, and 3% - 30% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.0 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	March 31, 2018
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$1,143,995	$1,143,995	Apr-18 to May-18	1.87%	0.1	$1,174,559	$1,194,658	$1,191,311	0.4
Non-Agency RMBS (E)	5,078,084	5,078,084	Apr-18 to Aug-18	3.19%	0.1	12,806,279	5,876,597	6,299,657	7.8
Residential Mortgage Loans(F)	1,311,527	1,310,315	Jul-18 to Dec-19	3.96%	0.9	1,730,220	1,590,315	1,556,309	4.8
Real Estate Owned(G)(H)	103,195	103,100	Jul-18 to Dec-19	4.02%	0.5	N/A	N/A	132,788	N/A
Total Repurchase Agreements	7,636,801	7,635,494		3.14%	0.2
Notes and Bonds Payable
Excess MSRs(I)	197,759	197,563	Feb-20 to Jul-22	4.88%	4.3	157,136,623	424,942	545,851	5.6
MSRs(J)	1,752,489	1,747,218	Feb-19 to Dec-22	4.03%	2.9	343,628,101	3,198,106	4,016,436	6.3
Servicer Advances(K)	3,784,178	3,776,597	May-18 to Dec-21	3.52%	2.4	4,298,166	4,324,840	4,348,739	1.3
Residential Mortgage Loans(L)	132,844	132,844	Oct-18 to Apr-20	3.60%	2.0	225,044	176,795	175,170	7.9
Consumer Loans(M)	1,178,425	1,173,568	Dec-21 to Mar-24	3.36%	3.1	1,310,728	1,312,055	1,305,631	3.5
Receivable from government agency(L)	3,231	3,231	Oct-18	3.78%	0.6	N/A	N/A	2,025	N/A
Total Notes and Bonds Payable	7,048,926	7,031,021		3.66%	2.7
Total/ Weighted Average	$14,685,727	$14,666,515		3.39%	1.4

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through April 24, 2018 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $16.4 million of associated accrued interest payable as of March 31, 2018.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.1 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $168.8 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $197.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and includes corporate loans with no balance currently outstanding which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our interests in MSRs that secure these notes.

(J)
Includes: $313.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.25%; $480.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%; $73.4 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $885.2 million of corporate loans with fixed interest rates ranging from 3.55% to 3.68%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$3.5 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0% to 2.4%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $10.3 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88% and (ii) $125.8 million of asset-backed notes held by third parties which bear interest equal to 3.60%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $876.5 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $54.5 million face amount note which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $7.6 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2018
	Outstanding Balance at March 31, 2018	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,143,995	$1,280,639	$1,974,531	1.57%
Non-Agency RMBS	5,078,084	4,946,706	5,111,437	3.05%
Residential mortgage loans	918,448	1,178,834	1,601,593	3.86%
Real estate owned	101,319	102,198	137,095	3.86%
Notes and Bonds Payable
MSRs	313,871	363,674	596,898	4.99%
Servicer advances	354,948	232,343	1,160,873	3.07%
Residential mortgage loans	7,068	7,272	7,597	4.17%
Receivable from government agency	3,231	3,027	3,231	4.18%
Total/Weighted Average	$7,920,964	$8,114,693		3.02%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Repurchase Agreements
Agency RMBS	$2,531,373	$1,961,597	$1,900,271	$1,280,639
Non-Agency RMBS	3,713,734	4,319,758	4,584,859	4,946,706
Residential mortgage loans	1,020,082	1,170,488	1,596,385	1,178,834
Real estate owned	83,235	75,870	102,464	102,198

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of March 31, 2018, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2018	$56,793	$7,108,217	$7,165,010
2019	1,063,238	852,754	1,915,992
2020	952,691	—	952,691
2021	1,891,699	885,163	2,776,862
2022	73,442	677,770	751,212
2023 and thereafter	1,123,960	—	1,123,960
	$5,161,823	$9,523,904	$14,685,727

(A)	Includes repurchase agreements and notes and bonds payable of $0.0 million and $5,162.0 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $7,637.0 million and $1,887.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 4.0% and 19.4%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 15.7% and 22.3%, respectively, during the three months ended March 31, 2018.

Borrowing Capacity

The following table represents our borrowing capacity as of March 31, 2018 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$2,065,000	$1,414,722	$650,278
Notes and Bonds Payable
Excess MSRs	150,000	—	150,000
MSRs	875,000	387,313	487,687
Servicer advances(A)	1,780,120	1,302,681	477,439
Consumer loans	150,000	54,466	95,534
	$5,020,120	$3,159,182	$1,860,938

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

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of March 31, 2018.

Stockholders’ Equity

Common Stock

Approximately 0.5 million shares of our common stock were held by Fortress, through its affiliates, as of March 31, 2018.

In January 2018, we issued 28.8 million shares of our common stock in a public offering at a price to the public of $17.10 per share for net proceeds of approximately $482.3 million. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2.9 million shares of our common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.58% risk-free rate, a 9.86% dividend yield, 23.16% volatility and a 10-year term.

As of March 31, 2018, our outstanding options had a weighted average exercise price of $14.63. Our outstanding options as of March 31, 2018 were summarized as follows:

Held by the Manager	18,131,564
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	3,239,624
Issued to the independent directors	6,000
Total	21,377,188

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2018, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2017	$364,467
Net unrealized gain (loss) on securities	18,976
Reclassification of net realized (gain) loss on securities into earnings	35,897
Accumulated other comprehensive income, March 31, 2018	$419,340

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2018, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of mortgage credit spreads. We recorded OTTI charges of $6.7 million with respect to real estate securities and realized gains of $29.2 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
December 31, 2017	January 2018	$0.50
March 31, 2018	April 2018	$0.50

Cash Flow

Operating Activities

Net cash flows provided by operating activities decreased approximately $5.8 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Operating cash flows for the three months ended March 31, 2018 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $692.3 million, servicing fees received of $148.5 million, net funding of servicer advances receivable of $189.2 million, collections on receivables and other assets of $19.7 million, net interest income received of $153.4 million, and distributions of earnings from equity method investees of $6.4 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $494.2 million, incentive compensation and management fees paid to the Manager of $96.1 million, income taxes paid of $0.3 million, subservicing fees paid of $75.5 million and other outflows of approximately $29.7 million that primarily consisted of general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $216.2 million for the three months ended March 31, 2018. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $763.0 million during the three months ended March 31, 2018. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $522.5 million. As of March 31, 2018, there was $5,499.5 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $400.0 million as of February 28, 2018. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of March 31, 2018. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2018 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2017, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2018:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2018, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $162.2 million of unfunded and available revolving credit privileges as of March 31, 2018. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on a number of factors, including taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

	Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$604,253	$121,378
Impairment	25,677	20,022
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	45,691	(821)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(523)	244
Change in fair value of investments in mortgage servicing rights financing receivables	(319,779)	—
Change in fair value of servicer advance investments	79,476	(2,559)
(Gain) loss on settlement of investments, net	(103,302)	13,674
Unrealized (gain) loss on derivative instruments	(2,446)	(4,326)
Unrealized (gain) loss on other ABS	313	(758)
(Gain) loss on transfer of loans to REO	(4,170)	(6,634)
(Gain) loss on transfer of loans to other assets	(55)	(212)
(Gain) loss on Excess MSRs	(2,905)	(627)
(Gain) loss on Ocwen common stock	(5,772)	—
Other (income) loss	5,051	5,713
Total Other Income Adjustments	(308,421)	3,694

Other Income and Impairment attributable to non-controlling interests	(6,586)	(10,253)
Change in fair value of investments in mortgage servicing rights	(129,793)	759
Non-capitalized transaction-related expenses	7,137	2,652
Incentive compensation to affiliate	14,589	12,460
Deferred taxes	(9,056)	3,418
Interest income on residential mortgage loans, held-for-sale	4,306	3,677
Limit on RMBS discount accretion related to called deals	(4,274)	—
Adjust consumer loans to level yield	(5,942)	(5,020)
Core earnings of equity method investees:
Excess mortgage servicing rights	2,614	2,078
Core Earnings	$194,504	$154,865

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

As of March 31, 2018, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $4.5 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would increase our cash flows by approximately $5.2 million in the next 12 months, based solely on our current net float ing rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of March 31, 2018 and assuming a LIBOR floor of 0.0%).

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

As of March 31, 2018, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $186.6 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $280.2 million, based on the present value of estimated cash flows on a static p ortfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

As of March 31, 2018, a 25 basis point increase in credit spreads would decrease our net book value by approximately $176.2 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $160.6 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of March 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2018	$313,385
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$339,808	$326,052	$301,690	$290,864
Change in estimated fair value:
Amount	$26,423	$12,667	$(11,695)	$(22,521)
%	8.4%	4.0%	(3.7)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$335,472	$324,188	$303,049	$293,162
Change in estimated fair value:
Amount	$22,087	$10,803	$(10,336)	$(20,223)
%	7.0%	3.4%	(3.3)%	(6.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$315,946	$314,666	$312,106	$310,826
Change in estimated fair value:
Amount	$2,561	$1,281	$(1,279)	$(2,559)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$304,516	$308,917	$317,925	$322,535
Change in estimated fair value:
Amount	$(8,869)	$(4,468)	$4,540	$9,150
%	(2.8)%	(1.4)%	1.4%	2.9%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of March 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2018	$202,290
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$218,138	$209,922	$195,267	$188,709
Change in estimated fair value:
Amount	$15,848	$7,632	$(7,023)	$(13,581)
%	7.8%	3.8%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$221,920	$211,742	$193,489	$185,285
Change in estimated fair value:
Amount	$19,630	$9,452	$(8,801)	$(17,005)
%	9.7%	4.7%	(4.4)%	(8.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$202,509	$202,399	$202,178	$202,067
Change in estimated fair value:
Amount	$219	$109	$(112)	$(223)
%	0.1%	0.1%	(0.1)%	(0.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$198,409	$200,333	$204,275	$206,295
Change in estimated fair value:
Amount	$(3,881)	$(1,957)	$1,985	$4,005
%	(1.9)%	(1.0)%	1.0%	2.0%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of March 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2018	$164,886
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$177,794	$171,075	$159,164	$153,866
Change in estimated fair value:
Amount	$12,908	$6,189	$(5,722)	$(11,020)
%	7.8%	3.8%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$175,800	$170,226	$159,769	$154,874
Change in estimated fair value:
Amount	$10,914	$5,340	$(5,117)	$(10,012)
%	6.6%	3.2%	(3.1)%	(6.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$166,613	$165,748	$164,019	$163,154
Change in estimated fair value:
Amount	$1,727	$862	$(867)	$(1,732)
%	1.0%	0.5%	(0.5)%	(1.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$159,862	$162,354	$167,452	$170,059
Change in estimated fair value:
Amount	$(5,024)	$(2,532)	$2,566	$5,173
%	(3.0)%	(1.5)%	1.6%	3.1%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivables, owned as of March 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2018	$2,615,525
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,824,401	$2,714,723	$2,519,873	$2,432,493
Change in estimated fair value:
Amount	$208,876	$99,198	$(95,652)	$(183,032)
%	8.0%	3.8%	(3.7)%	(7.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,784,356	$2,696,841	$2,533,507	$2,457,300
Change in estimated fair value:
Amount	$168,831	$81,316	$(82,018)	$(158,225)
%	6.5%	3.1%	(3.1)%	(6.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,639,624	$2,626,452	$2,600,106	$2,586,935
Change in estimated fair value:
Amount	$24,099	$10,927	$(15,419)	$(28,590)
%	0.9%	0.4%	(0.6)%	(1.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,560,487	$2,586,898	$2,639,698	$2,666,094
Change in estimated fair value:
Amount	$(55,038)	$(28,627)	$24,173	$50,569
%	(2.1)%	(1.1)%	0.9%	1.9%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivables, owned as of March 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2018	$1,400,911
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,542,236	$1,468,367	$1,339,103	$1,282,289
Change in estimated fair value:
Amount	$141,325	$67,456	$(61,808)	$(118,622)
%	10.1%	4.8%	(4.4)%	(8.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,488,996	$1,443,510	$1,360,981	$1,323,507
Change in estimated fair value:
Amount	$88,085	$42,599	$(39,930)	$(77,404)
%	6.3%	3.0%	(2.9)%	(5.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,409,332	$1,405,140	$1,396,644	$1,392,336
Change in estimated fair value:
Amount	$8,421	$4,229	$(4,267)	$(8,575)
%	0.6%	0.3%	(0.3)%	(0.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,400,911	$1,400,911	$1,400,911	$1,400,911
Change in estimated fair value:
Amount	$—	$—	$—	$—
%	—%	—%	—%	—%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are or may become, from time to time, involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on our business, financial position or results of operations.

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

NRM is generally required to make servicer advances related to the pools of loans for which it is the named servicer. In addition, we have agreed (in the case of Nationstar, together with certain third-party investors) to purchase from certain of the servicers and subservicers that we engage, which we refer to as our “Servicing Partners,” all servicer advances related to certain loan pools, as a result of which we are entitled to amounts representing repayment for such advances. During any period in which a borrower is not making payments, a servicer is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, pay property taxes and insurance premiums to third parties, and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans.

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

In the ordinary course of business, our Servicing Partners are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions which could adversely affect their reputation and their liquidity, financial position and results of operations. Mortgage servicers, including certain of our Servicing Partners, have experienced heightened regulatory scrutiny and enforcement actions, and our Servicing Partners could be adversely affected by the market’s perception that they could experience, or continue to experience, regulatory issues. See “—Certain of our Servicing Partners have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.” In light of recent regulatory actions against Ocwen, we cannot assure you that Ocwen will not be removed as servicer by the Agencies or by bondholders, which could have a material adverse effect on our interests in MSRs serviced or subserviced by Ocwen.

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

We have entered into an agreement for the purchase and sale of approximately $60.1 billion UPB of MSRs and related servicer advances from PHH Mortgage Corporation and its subsidiaries (“PHH”) (the various aspects of such transaction, the “PHH Transaction”). Although we have completed a portion of the MSR transfers contemplated by the PHH Transaction, the completion of the pending portions of the PHH Transaction is subject to the satisfaction of closing conditions, consents of third parties and certain actions by rating agencies and we cannot assure you that such conditions will be satisfied or that such portions of the PHH Transaction will be successfully completed on their current terms, if at all. In the event that any portion of the PHH Transaction is not consummated, we will have spent considerable time and resources, and incurred substantial costs, many of which must be paid even if the PHH Transaction is not completed. The purchase settled in stages during 2017. As of March 31, 2018, MSRs, and related servicer advances receivables, with respect to private-label residential mortgage loans of approximately $5.7 billion in total UPB with a purchase price of approximately $33.6 million had not been settled.

In addition, we have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to NRM, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to NRM. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to NRM. As of March 31, 2018, MSRs representing approximately $15.5 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to the Condensed Consolidated Financial Statements).

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 4, 5, and 6 of our Condensed Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. If any of these Servicing Partners is the named servicer of the related MSR and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments could be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by certain of our Servicing Partners. We closely monitor our Servicing Partners’ mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these Servicing Partners that enable us to monitor aspects of their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our Servicing Partners’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such Servicing Partners’ servicing agreement or a severe deterioration of any of our Servicing Partners’ servicing performance on our portfolio of interests in MSRs.

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

We are dependent on our Servicing Partners as the servicer or subservicer of the residential mortgage loans with respect to which we hold interests in MSRs, and their servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against our Servicing Partners;

•	By a default by one of our Servicing Partners under their debt agreements;

•	By downgrades in our Servicing Partners’ servicer ratings;

•	If our Servicing Partners fail to ensure their servicer advances comply with the terms of their Pooling and Servicing Agreements (“PSAs”);

•	If our Servicing Partners were terminated as servicer under certain PSAs;

•	If our Servicing Partners become subject to a bankruptcy proceeding; or

•
If our Servicing Partners fail to meet their obligations or are deemed to be in default under the indenture governing notes issued under any servicer advance facility with respect to which such Servicing Partner is the servicer.

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 4, 5, and 6 of our Condensed Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. In addition, Nationstar is currently the servicer for a significant portion of our loans, and the loans underlying our RMBS. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments, and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

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

An automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due.

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

We do not have legal title to the MSRs underlying our Excess MSRs or certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire Servicer Advance Investments or MSR financing receivables from Ocwen, SLS and Nationstar, and are subject to increased risks as a result of the related servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity. As part of the Ocwen Transaction, we and Ocwen have agreed to cooperate to obtain any third party consents required to transfer Ocwen’s remaining interest in the Ocwen Subject MSRs to us. As noted above, however, there is no assurance that we will be successful in obtaining those consents.

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

As of March 31, 2018, 24.6% and 20.3% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 8.0% and 6.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of March 31, 2018, 36.5% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 24.1% was located in the Southeastern U.S., 20.1% was located in the Northeastern U.S., 11.0% was located in the Midwestern U.S. and 7.4% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.9% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and U.S. Department of Housing and Urban Development (“HUD”), began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25.0 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors from pursuing additional actions against the banks and servicers in the future.

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

Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances we or our Servicing Partners are required to make and we are required to purchase, lengthen the time it takes for us to be repaid for such advances and increase the costs incurred during the foreclosure process. In addition, servicer advance financing facilities contain provisions that modify the advance rates for, and limit the eligibility of, servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicer advances that we need to fund with our own capital. Such increases in foreclosure timelines could increase our need for capital to fund servicer advances (which do not bear interest), which would increase our interest expense, reduce the value of our investment and potentially reduce the cash that we have available to pay our operating expenses or to pay dividends.

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

Residential mortgage loans, including manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are also subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including, among other things, changes in the borrower’s employment status, changes in national, regional or local economic conditions, changes in interest rates or the availability of credit on favorable terms, changes in regional or local real estate values, changes in regional or local rental rates and changes in real estate taxes.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2018, 90.9% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 9.1% consisted of fixed rate securities, and 8.9% of our Agency RMBS portfolio consisted of floating rate securities and 91.1% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our portfolio includes an investment in the consumer loan sector. Although many of the risks applicable to consumer loans are also applicable to residential mortgage loans, and thus the type of risks that we have experience managing, there are nevertheless substantial risks and uncertainties associated with engaging in a different category of investment. There may be factors that affect the consumer loan sector with which we are not as familiar compared to the residential mortgage loan sector. Moreover, our underwriting assumptions for these investments may prove to be materially incorrect. It is also possible that the inclusion of consumer loans in our investment portfolio could divert our Manager’s time away from our other investments. Furthermore, external factors, such as compliance with regulations, may also impact our ability to succeed in the consumer loan investment sector. In addition, one of our consumer loan investments is held through LoanCo, in which we hold a minority, non-controlling interest. We do not control LoanCo and, as a result, LoanCo may make decisions, or take risks, that we would otherwise not make, and LoanCo may not have access to the same management and financing expertise that we have. Failure to successfully manage these risks could have a material adverse effect on our business and financial results.

The consumer loans we invest in are subject to delinquency and loss, which could have a negative impact on our financial results.

The ability of borrowers to repay the consumer loans we invest in may be adversely affected by numerous personal factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay the consumer loans in our investment portfolio. Furthermore, our returns on our consumer loan investments are dependent on the interest we receive exceeding any losses we may incur from defaults or delinquencies. The relatively higher interest rates paid by consumer loan borrowers could lead to increased delinquencies and defaults, or could lead to financially stronger borrowers prepaying their loans, thereby reducing the interest we receive from them, while financially weaker borrowers become delinquent or default, either of which would reduce the return on our investment or could cause losses.

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

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (which, among other things, established the Consumer Financial Protection Bureau (the “CFPB”) with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans we invest in, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an amended complaint (the “Amended Complaint”). The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. On October 7, 2016, the court issued an opinion dismissing without prejudice the breach of fiduciary duty claims and declaratory judgment claims, except for the claim relating to the applicability of Article Twelfth. On October 14, 2016, plaintiff moved to reargue the Court's dismissal opinion, and defendants filed an opposition to the motion for reargument on October 28, 2016. On December 1, 2016, the court denied the motion for reargument. Plaintiff filed a second amended complaint (the “Second Amended Complaint”) on February 27, 2017 containing allegations and seeking relief similar to that in the Amended Complaint. Defendants moved to dismiss the Second Amended Complaint on March 30, 2017. The court held an oral argument on the motion to dismiss on July 7, 2017, which the court granted in the defendants’ favor on October 6, 2017. On November 2, 2017, the plaintiff filed a notice of appeal to the Delaware Supreme Court appealing the court’s original motion to dismiss opinion, motion for reargument opinion, and second motion to dismiss opinion. Oral argument on the appeal is scheduled for May 2, 2018.

We have engaged and may in the future engage in a number of acquisitions (including the HLSS Acquisition and the Shellpoint Acquisition described in Note 5 to our Condensed Consolidated Financial Statements), and we may be unable to successfully integrate the acquired assets and assumed liabilities in connection with such acquisitions.

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

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), has obtained or is currently in the process of obtaining applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions. As a result of NRM’s current and expected approvals, NRM is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations do, and may in the future significantly affect the way that NRM does business, and subject NRM and New Residential to additional costs and regulatory obligations, which could impact our financial results.

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

We have acquired MSRs and may in the future acquire additional MSRs from third-party mortgage loan originators, brokers or other sellers, and we therefore are or will become dependent on such third parties for the related mortgage loans’ compliance with applicable law, and on third-party mortgage servicers, including our Servicing Partners to perform the day-to-day servicing on the mortgage loans underlying any such MSRs. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the residential mortgage servicing standards, “ability-to-repay” and “qualified mortgage” regulations promulgated by the CFPB, which became effective in 2014. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Although we do not currently originate or directly service any mortgage loans, failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us, as an investor in MSRs, to state or CFPB administrative proceedings, which could result in monetary penalties, license suspensions or revocations, or restrictions to our business, all of which could adversely impact our business and financial results and damage our reputation.

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

We have entered into an agreement to acquire Shellpoint Partners LLC and following the closing of such acquisition, we expect certain subsidiaries of Shellpoint Partners LLC to originate and service residential mortgage loans, which may subject us to various new and/or increased risks that could have a negative impact on our financial results.

On November 29, 2017, a wholly owned subsidiary of NRM (the “Shellpoint Purchaser”) entered into a Securities Purchase Agreement (the “SPA”) with Shellpoint Partners LLC (“Shellpoint”), the sellers party thereto and Shellpoint Services LLC, as the representative of the sellers, pursuant to which, the Shellpoint Purchaser will purchase all of the outstanding equity interests of Shellpoint. Each party’s obligation to consummate the transaction is subject to the receipt of regulatory approvals and certain third party consents and satisfaction of certain other closing conditions and there can be no assurance that the transaction will be consummated on the current terms, the expected timeline, or at all. Shellpoint subsidiaries perform various mortgage and real estate related services, and have established origination and servicing capabilities (including the capability to service both self-originated and third-party loans). Following the closing of the transaction, we expect Shellpoint entities to continue originating and servicing mortgage loans. Neither we nor any of our subsidiaries has previously originated or serviced loans directly, and owning entities that perform these and other operations could expose us to risks similar to those of our Servicing Partners, as well as various new and/or increased indirect regulatory risks, including:

•
risks related to compliance with federal regulatory regimes, such as the Dodd-Frank Act, Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Service Member’s Civil Relief Act, Homeowner’s Protection Act, Telephone Consumer Protection Act, Financial Institutions Reform, Recovery and Enforcement Act of 1989, Home Mortgage Disclosure Act, among others, as well as certain state and local regimes, which implement regulatory requirements and create regulatory risks, including, among others, those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; origination and servicing standards; minimum net worth and liquidity requirements; and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies;

•	risks related to changes in prevailing interest rates;

•	risks related to employing, attracting and retaining highly skilled servicing, lending, finance, risk, compliance, technical and other personnel;

•
risks related to originating loans, including, among others: maintaining the volume of the origination business; financing the origination business; compliance with FHA underwriting guidelines; and termination of government mortgage refinancing programs;

•
risks related to securitizing any loans originated and/or serviced by Shellpoint entities, including, among others: compliance with the terms of the agreements governing the securitized pools of loans, including any indemnification provisions; reliance on programs administered by Fannie Mae, Freddie Mac, and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto; and federal and state legislative initiatives in securitizations, such as the risk retention requirements under the Dodd-Frank Act;

•
risks related to servicing loans, including, among others, those pertaining to: significant increases in delinquencies for the loans; compliance with the terms of related servicing agreements; financing related servicer advances; expenses related to servicing high risk loans; unrecovered or delayed recovery of servicing advances; a general risk in foreclosure rates; maintaining the size of the related servicing portfolio; and a downgrade in servicer ratings; and

•
risks related to the assumption of Shellpoint’s existing legal and regulatory proceedings, government investigations and inquiries as well as any similar proceedings, investigations and/or inquiries that may occur in the future as a result of conducting origination and servicing operations.

Any one or more of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Risks Related to the Financial Markets

The impact of legislative and regulatory changes on our business, as well as the market and industry in which we operate, are uncertain and may adversely affect our business.

The Dodd-Frank Act was enacted in July 2010, which affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate, and imposes new regulations on us and how we conduct our business. As we describe in more detail below, it affects our business in many ways but it is difficult at this time to know exactly how or what the cumulative impact will be.

Generally, the Dodd-Frank Act strengthens the regulatory oversight of securities and capital markets activities by the SEC and established the CFPB to enforce laws and regulations for consumer financial products and services. It requires market participants to undertake additional record-keeping activities and imposes many additional disclosure requirements for public companies.

Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which we issue. In October 2014, final rules were promulgated by a consortium of regulators implementing the final credit risk retention requirements of Section 941(b) of the Dodd-Frank Act. Under these “Risk Retention Rules,” sponsors of both public and private securitization transactions or one of their majority owned affiliates are required to retain at least 5% of the credit risk of the assets collateralizing such securitization transactions. These regulations generally prohibit the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained interest for a specified period of time, depending on the type of asset that is securitized. Certain limited exemptions from these rules are available for certain types of assets, which may be of limited use under our current market practices. In any event, compliance with these new Risk Retention Rules has increased and will likely continue to increase the administrative and operational costs of asset securitization.

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

Also, under the Dodd-Frank Act, financial regulators belonging to the Financial Stability Oversight Council are authorized to designate nonbank financial institutions and financial activities as systemically important to the economy and therefore subject to closer regulatory supervision. Such systemically important financial institutions, or “SIFIs,” may be required to operate with greater safety margins, such as higher levels of capital, and may face further limitations on their activities. The determination of what constitutes a SIFI is evolving, and in time SIFIs may include large investment funds and even asset managers. There can be no assurance that we will not be deemed to be a SIFI or engage in activities later determined to be systemically important and thus subject to further regulation.

Even new requirements that are not directly applicable to us may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. For instance, if the exchange-trading and trade reporting requirements lead to reductions in the liquidity of derivative transactions we may experience higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will continue to be established by various regulatory bodies and other groups over the next several years.

In addition, there is significant uncertainty regarding the legislative and regulatory outlook for the Dodd-Frank Act and related statutes governing financial services, which may include Dodd-Frank Act amendments, mortgage finance and housing policy in the U.S., and the future structure and responsibilities of regulatory agencies such as the CFPB and the FHFA. For example, in March 2018, the U.S. Senate approved banking reform legislation intended to ease some of the restrictions imposed by the Dodd-Frank Act. Due to this uncertainty, it is not possible for us to predict how future legislative or regulatory proposals by Congress and the Administration will affect us or the market and industry in which we operate, and there can be no assurance that the resulting changes will not have an adverse impact on our business, results of operations, or financial condition. It is possible that such regulatory changes could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

Additionally, because of the financial problems faced by Fannie Mae and Freddie Mac that led to their federal conservatorships, the Administration and Congress have been examining reform of the GSEs, including the value of a federal mortgage guarantee and the appropriate role for the U.S. government in providing liquidity for residential mortgage loans. The respective chairmen of the Congressional committees of jurisdiction, as well as the Secretary of the Treasury, has each stated that GSE reform, including a possible wind down of the GSEs, is a priority. However, the final details of any plans, policies or proposals with respect to the housing GSEs are unknown at this time. Other bills have been introduced that change the GSEs’ business charters and eliminate the entities or make other changes to the existing framework. We cannot predict whether or when such legislation may be enacted. If enacted, such legislation could materially and adversely affect the availability of, and trading market for, Agency RMBS and could, therefore, materially and adversely affect the value of our Agency RMBS and our business, operations and financial condition.

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

The recently enacted TCJA makes substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There also may be technical corrections legislation proposed with respect to the TCJA, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Appointment of Principal Accounting Officer

On April 27, 2018, our Board of Directors appointed David Schneider, 36, as our Chief Accounting Officer, effective as of May 1, 2018. Mr. Schneider has been a Senior Vice President at Fortress since 2014, where he focuses on the financial reporting, internal controls and subservicer oversight for the Company. Mr. Schneider began his career at Deloitte & Touche LLP where he spent over seven years performing financial statement audits of global investment banks, leading the implementation of SOX 404 compliance and consulting on the SIPC liquidation of Lehman Brothers Inc. Prior to joining Fortress, Mr. Schneider was a vice president at JPMorgan Chase, where he advised on the structuring of securitizations and MSR transfers and helped to expand the internal control framework within Mortgage Banking. Mr. Schneider earned a bachelor’s degree in Accounting from Fordham University and is a Certified Public Accountant licensed in the state of New York.

The Company’s officers are appointed annually by the Board of Directors. There is no arrangement or understanding between Mr. Schneider and any other person pursuant to which he was appointed as an officer of the Company. There are also no family relationships between Mr. Schneider and any director or executive officer of the Company.

The Company’s officers are not employees of the Company and do not receive direct cash compensation for services rendered to the Company. Rather, they are employees of the Company’s manager and are compensated by the manager for their services to the Company as well as other entities affiliated with the manager. The manager has informed the Company that, because the services performed by the individuals who serve as officers of the Company are not performed exclusively for the Company, the manager cannot segregate and identify that portion of compensation awarded to, earned by or paid to the Company’s officers, including Mr. Schneider, that relates solely to his services to the Company. Outside of the fees and compensation paid to the manager by the Company, Mr. Schneider does not have any direct or indirect material interests in any transaction with the Company or in any currently proposed transaction to which the Company is a party. Effective as of May 1, 2018, Mr. Jonathan Brown will resign as Chief Accounting Officer of the Company. Mr. Brown will continue to serve as a Managing Director of the Company’s manager.

Director and Officer Indemnification Agreements

In connection with the appointment of Mr. Schneider, we have entered into an indemnification agreement with him, effective as of May 1, 2018. Under the indemnification agreement with the Company’s directors and officers, we, subject to certain limitations, have agreed to indemnify our directors and officers against certain liabilities arising out of service as a director or officer of the Company.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1†
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2†
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3†
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4†
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5†
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6†
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7†
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8†
Securities Purchase Agreement, dated as of November 29, 2017, by and between NRM Acquisition LLC and Shellpoint Partners LLC (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

3.1
Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

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

Exhibit Number	Exhibit Description

4.15
Series 2016-T1 Indenture Supplement, dated as of June 30, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed July 7, 2016)

4.16
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.17
Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.18
Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.19
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.20
Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.21
Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

10.1
Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3
New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

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

10.41#
Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42
Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#
Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#
Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp.

10.45#
Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#
Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.47#
First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.48#
Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.49
Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

10.50#
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

10.51#	New RMSR Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

April 30, 2018

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 30, 2018

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
(Principal Accounting Officer)

April 30, 2018