Form 10-Q
period 2018-06-30
New Residential Investment Corp.
filed 2018-07-30
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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
Common stock, $0.01 par value per share: 339,862,769 shares outstanding as of July 20, 2018.

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

•	the risks related to the recently consummated acquisition of Shellpoint Partners LLC and ownership of entities that perform origination and servicing operations;

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

•	the risk that Government Sponsored Enterprises or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs;

•
our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;

•	our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”) and the fact that maintaining such exclusion imposes limits on our operations;

•	the risks related to Home Loan Servicing Solutions (“HLSS”) liabilities that we have assumed;

•	the impact of current or future legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest; and

•	effects of the completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$495,299	$1,173,713
Excess mortgage servicing rights, equity method investees, at fair value	159,034	171,765
Mortgage servicing rights, at fair value	2,232,126	1,735,504
Mortgage servicing rights financing receivables, at fair value	1,904,919	598,728
Servicer advance investments, at fair value(A)	843,438	4,027,379
Real estate and other securities, available-for-sale	8,084,927	8,071,140
Residential mortgage loans, held-for-investment	690,771	691,155
Residential mortgage loans, held-for-sale	2,021,319	1,725,534
Real estate owned	125,701	128,295
Consumer loans, held-for-investment(A)	1,212,917	1,374,263
Consumer loans, equity method investees	57,820	51,412
Cash and cash equivalents(A)	193,236	295,798
Restricted cash	161,441	150,252
Servicer advances receivable	3,215,361	675,593
Trades receivable	1,076,626	1,030,850
Other assets	468,796	312,181
	$22,943,731	$22,213,562

Liabilities and Equity

Liabilities
Repurchase agreements	$8,757,134	$8,662,139
Notes and bonds payable(A)	6,707,776	7,084,391
Trades payable	1,168,865	1,169,896
Due to affiliates	48,648	88,961
Dividends payable	169,931	153,681
Deferred tax liability, net	8,403	19,218
Accrued expenses and other liabilities	284,050	239,114
	17,144,807	17,417,400

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 339,862,769 and 307,361,309 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3,399	3,074
Additional paid-in capital	4,246,135	3,763,188
Retained earnings	1,000,488	559,476
Accumulated other comprehensive income (loss)	458,771	364,467
Total New Residential stockholders’ equity	5,708,793	4,690,205
Noncontrolling interests in equity of consolidated subsidiaries	90,131	105,957
Total Equity	5,798,924	4,796,162
	$22,943,731	$22,213,562

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(dollars in thousands)

(A)
New Residential’s Condensed Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, Advance Purchaser LLC (the “Buyer”) (Note 6) and the Consumer Loan SPVs (Note 9), which primarily hold investments in Servicer Advance Investments and consumer loans, respectively, financed with notes and bonds payable. The balance sheets of the Buyer and the Consumer Loan SPVs are included in Notes 6 and 9, respectively. The creditors of the Buyer and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations. See Note 8 regarding deconsolidation of the RPL Borrowers.

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$403,805	$471,952	$787,378	$764,490
Interest expense	133,916	115,157	258,303	213,386
Net Interest Income	269,889	356,795	529,075	551,104

Impairment
Other-than-temporary impairment (OTTI) on securities	12,631	5,115	19,301	7,227
Valuation and loss provision (reversal) on loans and real estate owned (REO)	3,658	20,771	22,665	38,681
	16,289	25,886	41,966	45,908

Net interest income after impairment	253,600	330,909	487,109	505,196
Servicing revenue, net	146,193	170,851	363,429	211,453
Other Income
Change in fair value of investments in excess mortgage servicing rights	(5,276)	(19,180)	(50,967)	(18,359)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	1,705	4,246	2,228	4,002
Change in fair value of investments in mortgage servicing rights financing receivables	(119,103)	5,596	151,973	5,596
Change in fair value of servicer advance investments	(1,752)	56,969	(81,228)	59,528
Gain (loss) on settlement of investments, net	14,655	13,371	117,957	(303)
Earnings from investments in consumer loans, equity method investees	2,982	5,880	7,788	5,880
Other income (loss), net	9,977	(9,035)	19,961	(2,191)
	(96,812)	57,847	167,712	54,153

Operating Expenses
General and administrative expenses	20,575	16,042	40,582	27,869
Management fee to affiliate	15,453	14,186	30,563	27,260
Incentive compensation to affiliate	26,732	40,172	41,321	52,632
Loan servicing expense	11,035	13,002	22,549	26,378
Subservicing expense	45,958	55,958	92,555	73,662
	119,753	139,360	227,570	207,801

Income Before Income Taxes	183,228	420,247	790,680	563,001
Income tax expense (benefit)	(2,608)	82,844	(9,520)	88,440
Net Income	$185,836	$337,403	$800,200	$474,561
Noncontrolling Interests in Income of Consolidated Subsidiaries	$11,078	$15,671	$21,189	$31,451
Net Income Attributable to Common Stockholders	$174,758	$321,732	$779,011	$443,110

Net Income Per Share of Common Stock
Basic	$0.52	$1.05	$2.34	$1.49
Diluted	$0.51	$1.04	$2.32	$1.48

Weighted Average Number of Shares of Common Stock Outstanding
Basic	336,311,253	307,344,874	333,364,426	297,029,904
Diluted	339,538,503	309,392,512	336,476,481	298,875,279

Dividends Declared per Share of Common Stock	$0.50	$0.50	$1.00	$0.98

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Comprehensive income (loss), net of tax
Net income	$185,836	$337,403	$800,200	$474,561
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	18,069	170,322	37,045	201,960
Reclassification of net realized (gain) loss on securities into earnings	21,362	(16,142)	57,259	(15,023)
	39,431	154,180	94,304	186,937
Total comprehensive income	$225,267	$491,583	$894,504	$661,498
Comprehensive income attributable to noncontrolling interests	$11,078	$15,671	$21,189	$31,451
Comprehensive income attributable to common stockholders	$214,189	$475,912	$873,315	$630,047

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	307,361,309	$3,074	$3,763,188	$559,476	$364,467	$4,690,205	$105,957	$4,796,162
Dividends declared	—	—	—	(337,999)	—	(337,999)	—	(337,999)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(37,015)	(37,015)
Issuance of common stock	28,750,000	288	481,965	—	—	482,253	—	482,253
Option exercise	3,694,228	36	(36)	—	—	—	—	—
Director share grants	57,232	1	1,018	—	—	1,019	—	1,019
Comprehensive income (loss)
Net income (loss)	—	—	—	779,011	—	779,011	21,189	800,200
Net unrealized gain (loss) on securities	—	—	—	—	37,045	37,045	—	37,045
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	57,259	57,259	—	57,259
Total comprehensive income (loss)						873,315	21,189	894,504
Equity - June 30, 2018	339,862,769	$3,399	$4,246,135	$1,000,488	$458,771	$5,708,793	$90,131	$5,798,924

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$800,200	$474,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	50,967	18,359
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(2,228)	(4,002)
Change in fair value of investments in mortgage servicing rights financing receivables	(151,973)	(5,596)
Change in fair value of servicer advance investments	81,228	(59,528)
(Gain) / loss on settlement of investments (net)	(117,957)	303
Earnings from investments in consumer loans, equity method investees	(7,788)	(5,880)
Unrealized (gain) / loss on derivative instruments	(3,686)	3,684
Unrealized (gain) / loss on other ABS	(4,804)	(151)
(Gain) / loss on transfer of loans to REO	(10,490)	(11,612)
(Gain) / loss on transfer of loans to other assets	120	(293)
(Gain) / loss on Excess MSRs	(4,270)	(1,342)
(Gain) / loss on Ocwen common stock	(4,800)	—
Accretion and other amortization	(359,105)	(545,386)
Other-than-temporary impairment	19,301	7,227
Valuation and loss provision on loans and real estate owned	22,665	38,681
Non-cash portions of servicing revenue, net	(61,859)	1,618
Non-cash directors’ compensation	1,019	698
Deferred tax provision	(10,815)	85,606
Changes in:
Servicer advances receivable	425,215	(7,780)
Other assets	(79,511)	(25,621)
Due to affiliates	(40,313)	17,465
Accrued expenses and other liabilities	39,032	12,985
Other operating cash flows:
Interest received from excess mortgage servicing rights	21,399	32,174
Interest received from servicer advance investments	17,826	96,639
Interest received from Non-Agency RMBS	98,268	118,339
Interest received from residential mortgage loans, held-for-investment	4,350	3,097
Interest received from PCD consumer loans, held-for-investment	17,858	28,262
Distributions of earnings from excess mortgage servicing rights, equity method investees	6,530	7,433
Distributions of earnings from consumer loan equity method investees	3,263	1,229
Purchases of residential mortgage loans, held-for-sale	(2,402,258)	(3,193,841)
Proceeds from sales of purchased residential mortgage loans, held-for-sale	1,776,239	2,523,335
Principal repayments from purchased residential mortgage loans, held-for-sale	73,153	45,867
Net cash provided by (used in) operating activities	196,776	(343,470)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Investing Activities
Purchase of servicer advance investments	(1,313,291)	(6,341,861)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(628,841)	(1,177,658)
Purchase of Agency RMBS	(2,210,812)	(4,561,503)
Purchase of Non-Agency RMBS	(947,955)	(1,826,031)
Purchase of residential mortgage loans	(85,778)	(586,154)
Purchase of derivatives	—	—
Purchase of real estate owned and other assets	(23,948)	(19,168)
Purchase of investment in consumer loans, equity method investees	(205,641)	(192,467)
Draws on revolving consumer loans	(20,636)	(27,240)
Payments for settlement of derivatives	(40,980)	(98,399)
Return of investments in excess mortgage servicing rights	31,097	95,144
Return of investments in excess mortgage servicing rights, equity method investees	8,429	9,747
Return of investments in consumer loans, equity method investees	191,145	136,021
Principal repayments from servicer advance investments	1,326,252	7,491,101
Principal repayments from Agency RMBS	43,403	50,412
Principal repayments from Non-Agency RMBS	374,084	265,767
Principal repayments from residential mortgage loans	69,133	21,277
Proceeds from sale of residential mortgage loans	21,155	—
Principal repayments from consumer loans	152,512	212,883
Proceeds from sale of Agency RMBS	2,956,351	3,534,480
Proceeds from sale of Non-Agency RMBS	66,198	154,498
Proceeds from settlement of derivatives	110,467	44,764
Proceeds from sale of real estate owned	71,994	38,528
Net cash provided by (used in) investing activities	(55,662)	(2,775,859)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Financing Activities
Repayments of repurchase agreements	(33,450,992)	(20,745,543)
Margin deposits under repurchase agreements and derivatives	(670,912)	(550,012)
Repayments of notes and bonds payable	(5,053,552)	(4,947,215)
Payment of deferred financing fees	(10,614)	(5,325)
Common stock dividends paid	(321,749)	(262,874)
Borrowings under repurchase agreements	33,542,060	23,815,777
Return of margin deposits under repurchase agreements and derivatives	604,930	547,290
Borrowings under notes and bonds payable	4,683,103	4,741,739
Issuance of common stock	482,696	835,465
Costs related to issuance of common stock	(442)	(936)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(37,015)	(45,374)
Purchase of noncontrolling interests in the Buyer	—	—
Net cash provided by (used in) financing activities	(232,487)	3,382,992

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(91,373)	263,663

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	446,050	453,697

Cash, Cash Equivalents, and Restricted Cash, End of Period	$354,677	$717,360

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$248,990	$198,553
Cash paid during the period for income taxes	3,176	4,765

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$169,931	$153,678
Purchase of Agency and Non-Agency RMBS, settled after quarter end	1,168,865	1,814,344
Sale of investments, primarily Agency RMBS, settled after quarter end	1,076,626	2,677,542
Transfer from residential mortgage loans to real estate owned and other assets	56,789	71,747
Non-cash distributions from LoanCo	12,613	16,062
MSR purchase price holdback	1,210	71,265
Real estate securities retained from loan securitizations	224,359	284,874
Ocwen transaction (Note 5) - excess mortgage servicing rights	638,567	—
Ocwen transaction (Note 5) - servicer advance investments	3,175,891	—
Ocwen transaction (Note 5) - mortgage servicing rights financing receivables	1,017,993	—

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also managed Drive Shack and manages investment funds that until June 2018, owned a majority of the outstanding common stock of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”), former managing member of the Consumer Loan Companies (Note 9). The Manager also manages investment funds that indirectly own approximately 40.5% of the outstanding interests in Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer.

As of June 30, 2018, New Residential conducted its business through the following segments: (i) investments in excess mortgage servicing rights (“Excess MSRs”), (ii) investments in mortgage servicing rights (“MSRs”), (iii) Servicer Advance Investments (including the basic fee component of the related MSRs), (iv) investments in real estate securities, (v) investments in residential mortgage loans, (vi) investments in consumer loans and (vii) corporate.

Approximately 0.5 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of June 30, 2018. In addition, Fortress, through its affiliates, held options relating to approximately 4.0 million shares of New Residential’s common stock as of June 30, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies are required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 was effective for New Residential in the first quarter of 2018. New Residential has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC No. 606. For income from servicing residential mortgage loans, New Residential considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC No. 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC No. 606 contains a scope exception for contracts that fall under ASC No. 860. In addition, NRM determined that ancillary income generated from services for mortgage loans and REO properties represent servicing fees due to a servicer, through contractual terms, that would no longer be received by a servicer if the owners of the serviced loans were to exercise their authority to shift the servicing to another servicer and, therefore, similarly fall under ASC No. 860. As a result, the adoption of ASU No. 2014-09 did not have a material impact on the condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02 is effective for New Residential in the first quarter of 2019. Early adoption is permitted upon issuance. An entity should apply ASU No. 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. The adoption of ASU No. 2016-02 is not expected to have a material impact on the condensed consolidated financial statements.

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

2.	OTHER INCOME, ASSETS AND LIABILITIES

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain (loss) on sale of real estate securities, net	$(8,731)	$21,257	$(37,958)	$22,250
Gain (loss) on sale of residential mortgage loans, net	9,228	26,373	(5,423)	28,938
Gain (loss) on settlement of derivatives	19,270	(27,734)	56,633	(39,570)
Gain (loss) on liquidated residential mortgage loans	(769)	(3,628)	(1,154)	(5,844)
Gain (loss) on sale of REO	(4,343)	(2,702)	(7,143)	(5,312)
Gains reclassified from change in fair value of investments in excess MSRs and servicer advance investments	—	—	113,002	—
Other gains (losses)	—	(195)	—	(765)
	$14,655	$13,371	$117,957	$(303)

Other income (loss), net, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized gain (loss) on derivative instruments	$1,240	$(8,010)	$3,686	$(3,684)
Unrealized gain (loss) on other ABS	5,117	(607)	4,804	151
Gain (loss) on transfer of loans to REO	6,320	4,978	10,490	11,612
Gain (loss) on transfer of loans to other assets	(175)	81	(120)	293
Gain (loss) on Excess MSRs	1,365	715	4,270	1,342
Gain (loss) on Ocwen common stock	(972)	—	4,800	—
Other income (loss)	(2,918)	(6,192)	(7,969)	(11,905)
	$9,977	$(9,035)	$19,961	$(2,191)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2018	December 31, 2017		June 30, 2018	December 31, 2017
Margin receivable, net	$119,211	$53,150	Interest payable	$33,260	$28,821
Other receivables	66,167	10,635	Accounts payable	45,030	73,017
Principal and interest receivable	53,576	48,373	Derivative liabilities (Note 10)	7,811	697
Receivable from government agency	25,020	41,429	Current taxes payable	—	—
Call rights	327	327	Due to servicers	76,749	24,571
Derivative assets (Note 10)	10	2,423	MSR purchase price holdback	100,080	101,290
Servicing fee receivables	74,095	60,520	Other liabilities	21,120	10,718
Ginnie Mae EBO servicer advances receivable, net	2,269	8,916		$284,050	$239,114
Due from servicers	58,181	38,601
Ocwen common stock, at fair value	24,059	19,259
Prepaid expenses	9,479	7,308
Other assets	36,402	21,240
	$468,796	$312,181

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Six Months Ended June 30,
	2018	2017
Accretion of servicer advances receivable discount and servicer advance investments	$146,024	$316,512
Accretion of excess mortgage servicing rights income	20,743	49,546
Accretion of net discount on securities and loans(A)	197,331	187,039
Amortization of deferred financing costs	(3,963)	(6,800)
Amortization of discount on notes and bonds payable	(1,030)	(911)
	$359,105	$545,386

(A)	Includes accretion of the accretable yield on PCD loans.

3.	SEGMENT REPORTING

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2018
Interest income	$11,384	$167,754	$12,494	$115,592	$40,685	$55,022	$874	$403,805
Interest expense	2,470	46,834	6,431	48,548	18,614	11,019	—	133,916
Net interest income (expense)	8,914	120,920	6,063	67,044	22,071	44,003	874	269,889
Impairment	—	—	—	12,631	(9,430)	13,088	—	16,289
Servicing revenue, net	—	146,193	—	—	—	—	—	146,193
Other income (loss)	(2,973)	(118,334)	(1,633)	16,783	5,727	4,478	(860)	(96,812)
Operating expenses	14	50,111	267	643	10,275	8,839	49,604	119,753
Income (Loss) Before Income Taxes	5,927	98,668	4,163	70,553	26,953	26,554	(49,590)	183,228
Income tax expense (benefit)	—	—	203	—	(2,811)	—	—	(2,608)
Net Income (Loss)	$5,927	$98,668	$3,960	$70,553	$29,764	$26,554	$(49,590)	$185,836
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$1,056	$—	$—	$10,022	$—	$11,078
Net income (loss) attributable to common stockholders	$5,927	$98,668	$2,904	$70,553	$29,764	$16,532	$(49,590)	$174,758

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2018
Interest income	$20,743	$334,272	$31,385	$216,725	$75,077	$107,670	$1,506	$787,378
Interest expense	6,959	90,945	12,861	90,078	34,925	22,535	—	258,303
Net interest income (expense)	13,784	243,327	18,524	126,647	40,152	85,135	1,506	529,075
Impairment	—	—	—	19,301	(4,247)	26,912	—	41,966
Servicing revenue, net	—	363,429	—	—	—	—	—	363,429
Other income (loss)	(4,862)	153,443	(8,210)	27,352	(14,490)	9,568	4,911	167,712
Operating expenses	75	102,389	411	940	19,222	18,276	86,257	227,570
Income (Loss) Before Income Taxes	8,847	657,810	9,903	133,758	10,687	49,515	(79,840)	790,680
Income tax expense (benefit)	—	(6,729)	(224)	—	(2,811)	244	—	(9,520)
Net Income (Loss)	$8,847	$664,539	$10,127	$133,758	$13,498	$49,271	$(79,840)	$800,200
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$2,439	$—	$—	$18,750	$—	$21,189
Net income (loss) attributable to common stockholders	$8,847	$664,539	$7,688	$133,758	$13,498	$30,521	$(79,840)	$779,011

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
June 30, 2018
Investments	$654,333	$4,137,045	$843,438	$8,084,927	$2,837,791	$1,270,737	$—	$17,828,271
Cash and cash equivalents	489	120,857	32,154	4,885	10,403	17,283	7,165	193,236
Restricted cash	3,718	104,677	9,441	—	—	43,605	—	161,441
Other assets	3,617	3,306,219	3,749	1,211,807	116,590	39,167	79,634	4,760,783
Total assets	$662,157	$7,668,798	$888,782	$9,301,619	$2,964,784	$1,370,792	$86,799	$22,943,731
Debt	$197,563	$4,845,717	$639,252	$6,365,317	$2,237,388	$1,179,673	$—	$15,464,910
Other liabilities	1,140	208,277	(14,004)	1,195,845	48,873	15,199	224,567	1,679,897
Total liabilities	198,703	5,053,994	625,248	7,561,162	2,286,261	1,194,872	224,567	17,144,807
Total equity	463,454	2,614,804	263,534	1,740,457	678,523	175,920	(137,768)	5,798,924
Noncontrolling interests in equity of consolidated subsidiaries	—	—	58,286	—	—	31,845	—	90,131
Total New Residential stockholders’ equity	$463,454	$2,614,804	$205,248	$1,740,457	$678,523	$144,075	$(137,768)	$5,708,793
Investments in equity method investees	$159,034	$—	$—	$—	$—	$57,820	$—	$216,854

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2017
Interest income	$18,128	$2,535	$244,308	$113,475	$25,638	$67,698	$170	$471,952
Interest expense	9,005	10,600	40,720	29,571	11,628	13,633	—	115,157
Net interest income (expense)	9,123	(8,065)	203,588	83,904	14,010	54,065	170	356,795
Impairment	—	—	—	5,115	5,261	15,510	—	25,886
Servicing revenue, net	—	170,851	—	—	—	—	—	170,851
Other income (loss)	(14,219)	5,596	54,774	(15,374)	21,174	5,896	—	57,847
Operating expenses	112	59,318	605	297	8,406	11,544	59,078	139,360
Income (Loss) Before Income Taxes	(5,208)	109,064	257,757	63,118	21,517	32,907	(58,908)	420,247
Income tax expense (benefit)	—	(10,666)	88,547	—	4,793	170	—	82,844
Net Income (Loss)	$(5,208)	$119,730	$169,210	$63,118	$16,724	$32,737	$(58,908)	$337,403
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$3,328	$—	$—	$12,343	$—	$15,671
Net income (loss) attributable to common stockholders	$(5,208)	$119,730	$165,882	$63,118	$16,724	$20,394	$(58,908)	$321,732

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

	Servicing Related Assets			Residential Securities and Loans
	Excess MSRs	MSRs	Servicer Advances	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2017
Interest income	$49,546	$2,560	$321,012	$207,283	$43,631	$140,104	$354	$764,490
Interest expense	19,077	11,587	84,596	50,452	19,168	28,506	—	213,386
Net interest income (expense)	30,469	(9,027)	236,416	156,831	24,463	111,598	354	551,104
Impairment	—	—	—	7,227	3,243	35,438	—	45,908
Servicing revenue, net	—	211,453	—	—	—	—	—	211,453
Other income (loss)	(13,015)	5,809	56,575	(20,970)	19,838	5,916	—	54,153
Operating expenses	198	79,041	1,429	628	14,259	22,982	89,264	207,801
Income (Loss) Before Income Taxes	17,256	129,194	291,562	128,006	26,799	59,094	(88,910)	563,001
Income tax expense (benefit)	—	(11,945)	97,739	—	2,476	170	—	88,440
Net Income (Loss)	$17,256	$141,139	$193,823	$128,006	$24,323	$58,924	$(88,910)	$474,561
Noncontrolling interests in income (loss) of consolidated subsidiaries	$—	$—	$9,148	$—	$—	$22,303	$—	$31,451
Net income (loss) attributable to common stockholders	$17,256	$141,139	$184,675	$128,006	$24,323	$36,621	$(88,910)	$443,110

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2017	$532,233	$2,913	$638,567	$1,173,713
Purchases	—	—	—	—
Interest income	21,037	(294)	—	20,743
Other income	3,460	—	—	3,460
Proceeds from repayments	(53,161)	(339)	—	(53,500)
Proceeds from sales	—	—	—	—
Change in fair value	(10,681)	131	(40,417)	(50,967)
New Ocwen Agreements (Note 5)	—	—	(598,150)	(598,150)
Balance as of June 30, 2018	$492,888	$2,411	$—	$495,299

(A)	Specialized Loan Servicing LLC (“SLS”).

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
June 30, 2018
(dollars in tables in thousands, except share data)

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

The following is a summary of New Residential’s direct investments in Excess MSRs:

	June 30, 2018							December 31, 2017
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$60,151,459	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.8	$233,707	$261,558	$280,033
Recapture Agreements	—	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	13.0	16,792	38,013	44,603
	60,151,459				6.3	250,499	299,571	324,636

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$59,189,735	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.6	$144,681	$178,345	$190,696
Recapture Agreements	—	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	12.8	5,897	17,383	19,814
Ocwen Serviced Pools	—	—%	—%	—%	—	—	—	638,567
	59,189,735				5.9	150,578	195,728	849,077
Total	$119,341,194				6.1	$401,077	$495,299	$1,173,713

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
New Residential also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of June 30, 2018 (Note 6) on $44.9 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Original and Recaptured Pools	$(2,567)	$(21,736)	$(45,689)	$(28,984)
Recapture Agreements	(2,709)	2,556	(5,278)	10,625
	$(5,276)	$(19,180)	$(50,967)	$(18,359)

As of June 30, 2018, a weighted average discount rate of 8.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	June 30, 2018	December 31, 2017
Excess MSR assets	$297,022	$321,197
Other assets	21,732	22,333
Other liabilities	(687)	—
Equity	$318,067	$343,530
New Residential’s investment	$159,034	$171,765

New Residential’s ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$6,864	$8,931	$12,091	$13,114
Other income (loss)	(3,453)	(420)	(7,635)	(5,065)
Expenses	—	(19)	—	(45)
Net income (loss)	$3,411	$8,492	$4,456	$8,004

New Residential’s investments in equity method investees changed during the six months ended June 30, 2018 as follows:

Balance at December 31, 2017	$171,765
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(6,530)
Distributions of capital from equity method investees	(8,429)
Change in fair value of investments in equity method investees	2,228
Balance at June 30, 2018	$159,034

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	June 30, 2018
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$47,430,395	66.7%	50.0%	$197,193	$253,967	5.6
Recapture Agreements	—	66.7%	50.0%	21,515	43,055	12.7
Total	$47,430,395			$218,708	$297,022	6.3

(A)	The remaining interests are held by Nationstar.

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
June 30, 2018
(dollars in tables in thousands, except share data)

(C)
Represents the carrying value of the Excess MSRs held in equity method investees, in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools or recapture agreements, as applicable.

(D)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments:

	Aggregate Direct and Equity Method Investees
	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2018	December 31, 2017
California	24.8%	24.0%
Florida	8.0%	8.7%
New York	6.5%	8.5%
Texas	4.5%	4.6%
New Jersey	3.9%	4.1%
Maryland	3.8%	3.7%
Illinois	3.6%	3.5%
Georgia	3.5%	3.1%
Virginia	3.3%	3.0%
Arizona	2.7%	2.5%
Washington	2.6%	2.4%
Pennsylvania	2.5%	2.6%
Other U.S.	30.3%	29.3%
	100.0%	100.0%

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

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed or otherwise eligible mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the Federal Housing Administration (“FHA”) to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Condensed Consolidated Statements of Income. As of June 30, 2018, these subservicers include Ocwen, Nationstar, Ditech, PHH, Shellpoint, and Flagstar, which subservice 27.0%, 26.0%, 22.4%, 13.0%, 10.9%, and 0.7% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
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

Ditech MSRs

In August 2016, NRM entered into a flow and bulk agreement for the purchase and sale of mortgage servicing rights (the “Ditech Purchase Agreement”) with Ditech Financial LLC (“Ditech”), a subsidiary of Ditech Holding Corporation. During the six months ended June 30, 2018, pursuant to the Ditech Purchase Agreement, NRM purchased Ditech Flow MSRs with respect to certain Fannie Mae and Freddie Mac residential mortgage loans with a total UPB of $2.0 billion for a purchase price of approximately $18.2 million. Ditech subservices the related residential mortgage loans.

On January 16, 2018, pursuant to the Ditech Purchase Agreement, NRM purchased MSRs and related servicer advances receivable with respect to certain Freddie Mac residential mortgage loans with a total UPB of $11.5 billion, for a purchase price of approximately $101.5 million.

Shellpoint

On November 29, 2017, concurrently with the NRM Acquisition LLC (the “Shellpoint Purchaser”) entry into a Securities Purchase Agreement (the “Original SPA”) with Shellpoint Partners LLC, a Delaware limited liability company (“Shellpoint”), NRM entered into (i) a Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights (the “Shellpoint MSR Purchase Agreement”) with New Penn Financial LLC (“New Penn”), a Delaware limited liability company and a wholly owned subsidiary of Shellpoint, pursuant to which NRM has agreed to purchase from New Penn the mortgage servicing rights relating to a portfolio of Fannie Mae and Freddie Mac mortgage loans having an aggregate UPB of approximately $7.8 billion for a purchase price of approximately $81.0 million (the “Shellpoint MSR Purchase”), which closed on January 16, 2018, and (ii) a Subservicing Agreement (the “Shellpoint Subservicing Agreement”) with New Penn, pursuant to which New Penn has agreed to subservice Fannie Mae and Freddie Mac mortgage loans for which NRM has acquired the right to service such loans. Under the Shellpoint Subservicing Agreement, New Penn is entitled to certain monthly and other servicing compensation, and both NRM and New Penn may terminate the Shellpoint Subservicing Agreement, subject to certain specified terms, notice periods and other requirements.

Pursuant to Amendment No. 1 (the “Amendment”) to the Original SPA (as amended by the Amendment, the “Shellpoint SPA”), on July 3, 2018, Shellpoint Purchaser purchased all of the outstanding equity interests of Shellpoint (the “Shellpoint Acquisition”) for a purchase price of approximately $212.0 million based on the tangible book value of Shellpoint, subject to certain customary closing and post-closing adjustments. See Note 18 regarding the Shellpoint Acquisition completed on July 3, 2018.

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

On May 25, 2018, NRM entered into an agreement to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Freddie Mac and Fannie Mae residential mortgage loans with an aggregate total UPB of approximately $2.1 billion for a purchase price of approximately $26.3 million. The Freddie Mac and Fannie Mae residential mortgage loans were interim subserviced by the seller until they were transferred to Shellpoint, as NRM’s designated subservicer, on June 15, 2018 and July 2, 2018, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

On May 31, 2018, NRM entered into an agreement to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Freddie Mac and Fannie Mae residential mortgage loans with an aggregate total UPB of approximately $4.7 billion for a purchase price of approximately $61.7 million. The Freddie Mac and Fannie Mae residential mortgage loans were interim subserviced by the seller until they were transferred to Shellpoint, as NRM’s designated subservicer, on June 15, 2018 and July 2, 2018, respectively.

On June 4, 2018, NRM entered into an agreement to purchase the MSRs, and related servicer advances receivable, with respect to a pool of existing Freddie Mac and Fannie Mae residential mortgage loans with an aggregate total UPB of approximately $2.1 billion for a purchase price of approximately $19.3 million. The Freddie Mac and Fannie Mae residential mortgage loans were interim subserviced by the seller until they were transferred to Shellpoint, as NRM’s designated subservicer, on June 15, 2018 and July 2, 2018, respectively.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Servicing fee revenue	$131,286	$120,432	$250,509	$185,901
Ancillary and other fees	27,714	24,982	51,061	27,170
Servicing fee revenue and fees	159,000	145,414	301,570	213,071
Amortization of servicing rights	(65,439)	(64,305)	(120,566)	(90,601)
Change in valuation inputs and assumptions	52,632	89,742	182,425	88,983
Servicing revenue, net	$146,193	$170,851	$363,429	$211,453

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2017	$1,735,504
Purchases	434,763
Amortization of servicing rights(A)	(120,566)
Change in valuation inputs and assumptions	182,425
Balance as of June 30, 2018	$2,232,126

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

The following is a summary of New Residential’s investments in MSRs as of June 30, 2018:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$199,993,032	6.4	$1,790,527	$2,232,126
Non-Agency	56,984	6.8	—	—
Total	$200,050,016	6.4	$1,790,527	$2,232,126

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of June 30, 2018, a weighted average discount rate of 8.6% was used to value New Residential’s investments in MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Mortgage Servicing Rights Financing Receivable

In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs, however, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through change in fair value of investments in mortgage servicing rights financing receivables in the Condensed Consolidated Statements of Income.

PHH Transaction

As of June 30, 2018, MSRs purchased from PHH, and related servicer advances receivables, with respect to private-label residential mortgage loans of approximately $5.3 billion in total UPB with a purchase price of approximately $31.4 million had not been settled. As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. New Residential has entered into a recapture agreement with respect to each of its MSR investments subserviced by PHH. Under the recapture agreement, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH of a loan in the original portfolio.

Ocwen Transaction

As of June 30, 2018, MSRs representing approximately $15.5 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (described below). Through June 30, 2018, $334.2 million of related lump sum payments have been made or accrued by New Residential to Ocwen. Upon such transfer, or subsequent to the New Ocwen Agreements (described below), any interests already held by New Residential are reclassified (from Excess MSRs or Servicer Advance Investments) to become part of the basis of the MSR financing receivables or servicer advances receivable, as appropriate, held by NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP.

During July 2017, New Residential and Ocwen entered into the Ocwen Transaction. While New Residential continues the process of obtaining the third party consents necessary to transfer the related MSRs to New Residential’s subsidiary, NRM, Ocwen and New Residential have entered into new agreements, which have accelerated the implementation of certain parts of the Ocwen Transaction in order to achieve its intent sooner. These new agreements are described in further detail below.

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
June 30, 2018
(dollars in tables in thousands, except share data)

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

•
New Residential agreed to waive any rights New Residential may have had under the Existing Ocwen Agreements to replace Ocwen as named servicer with respect to the Existing Ocwen Subject MSRs based on Ocwen’s residential servicer rating agency related downgrades; and

•	Ocwen will offer refinancing opportunities to borrowers and New Residential is entitled to the MSRs on any initial or subsequent refinancing by Ocwen of a loan in the original portfolio.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Ginnie Mae Transactions

During the first and second quarters of 2018, New Residential entered into several transactions with New Penn to acquire the rights to the economic value of the servicing rights related to MSRs owned by New Penn with respect to certain mortgage loans guaranteed by Ginnie Mae, together with existing servicer advances and the obligation to fund future servicer advances. New Residential acquired these economic rights related to approximately $11.4 billion UPB of Ginnie Mae guaranteed residential mortgage loans serviced by New Penn for an aggregate purchase price of $139.1 million. As a result of New Penn continuing to own the MSRs and remaining the named servicer of the Ginnie Mae guaranteed residential mortgage loans, although the rights to the economic value of the MSRs were legally sold, solely for accounting purposes, New Residential determined that each purchase agreement would not be treated as a sale under GAAP.

Interest income from investments in mortgage servicing rights financing receivables was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Servicing fee revenue	$192,462	$2,675	$394,414	$2,675
Ancillary and other fees	40,360	75	70,595	75
Less: subservicing expense	(65,115)	(294)	(130,821)	(294)
Interest income, investments in mortgage servicing rights financing receivables	$167,707	$2,456	$334,188	$2,456

Change in fair value of investments in mortgage servicing rights financing receivables was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of servicing rights	$(56,840)	$(1,127)	$(105,543)	$(1,127)
Change in valuation inputs and assumptions	(62,263)	6,723	257,516	6,723
Change in fair value of investments in mortgage servicing rights financing receivables	$(119,103)	$5,596	$151,973	$5,596

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivables:

Balance as of December 31, 2017	$598,728
Investments made	138,993
New Ocwen Agreements	1,017,993
Proceeds from sales	(2,768)
Amortization of servicing rights(A)	(105,543)
Change in valuation inputs and assumptions	257,516
Balance as of June 30, 2018	$1,904,919

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivables as of June 30, 2018:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$45,771,115	5.9	$396,305	$478,133
Non-Agency	94,727,185	6.8	1,004,298	1,291,498
Ginnie Mae	11,160,791	8.0	137,216	135,288
Total	$151,659,091	6.6	$1,537,819	$1,904,919

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of June 30, 2018, a weighted average discount rate of 10.2% was used to value New Residential’s investments in mortgage servicing rights financing receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2018	December 31, 2017
California	20.0%	19.0%
New York	7.9%	6.3%
Florida	6.9%	6.0%
Texas	5.3%	5.7%
New Jersey	4.9%	5.2%
Illinois	4.0%	4.1%
Massachusetts	3.8%	3.8%
Maryland	3.4%	2.8%
Pennsylvania	3.2%	3.3%
Virginia	3.2%	3.1%
Other U.S.	37.4%	40.7%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Servicer Advances Receivable

In connection with its investments in MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices described above), which it records at fair value within servicer advances receivable upon acquisition.

In addition to receiving cash flows from the MSRs, NRM, as servicer, has the obligation to fund future servicer advances on the underlying pool of mortgages (Note 14). These servicer advances are recorded when advanced and are included in servicer advances receivable.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

The following types of advances are included in the Servicer Advances Receivable:

	June 30, 2018	December 31, 2017
Principal and interest advances	$832,272	$172,467
Escrow advances (taxes and insurance advances)	2,143,021	482,884
Foreclosure advances	226,916	16,017
Total(A) (B)	$3,202,209	$671,368

(A)	Includes $172.3 million and $167.9 million of servicer advances receivable related to Agency MSRs, respectively, recoverable from the Agencies.

(B)	Net of $13.2 million and $4.2 million, respectively, in unamortized discount and accrual for advance recoveries.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of June 30, 2018 and December 31, 2017, expected full recovery of the Servicer Advance Receivables.

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

A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 72.8% interest in the Buyer as of June 30, 2018. As of June 30, 2018, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2018, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $320.6 million and $285.7 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

See Note 5 regarding the New Ocwen Agreements. Subsequent to the New Ocwen Agreements, the Servicer Advance Investments serviced by Ocwen became reclassified, as described in Note 5.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2018
Servicer Advance Investments	$821,289	$843,438	5.8%	5.8%	5.5
As of December 31, 2017
Servicer Advance Investments	$3,924,003	$4,027,379	6.8%	7.3%	5.1

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in Fair Value of Servicer Advance Investments	$(1,752)	$56,969	$(81,228)	$59,528

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
June 30, 2018
Servicer Advance Investments(D)	$44,895,549	$692,323	1.5%	$662,010	89.2%	88.1%	3.7%	3.1%
December 31, 2017
Servicer Advance Investments(D)	$139,460,371	$3,581,876	2.6%	$3,461,718	93.2%	92.0%	3.3%	3.0%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances are included in the Servicer Advance Investments:

	June 30, 2018	December 31, 2017
Principal and interest advances	$112,367	$909,133
Escrow advances (taxes and insurance advances)	268,741	1,636,381
Foreclosure advances	311,215	1,036,362
Total	$692,323	$3,581,876

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income, gross of amounts attributable to servicer compensation	$22,161	$133,098	$42,548	$206,954
Amounts attributable to base servicer compensation	(2,035)	(102,359)	(4,007)	(106,506)
Amounts attributable to incentive servicer compensation	(7,634)	209,730	(7,160)	216,064
Interest income from Servicer Advance Investments	$12,492	$240,469	$31,381	$316,512

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	June 30, 2018	December 31, 2017
Assets
Servicer advance investments, at fair value	$810,581	$1,002,102
Cash and cash equivalents	30,046	40,929
All other assets	11,333	13,011
Total assets(A)	$851,960	$1,056,042
Liabilities
Notes and bonds payable	$634,553	$789,979
All other liabilities	3,185	3,308
Total liabilities(A)	$637,738	$793,287

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	June 30, 2018	December 31, 2017
Total Advance Purchaser LLC equity	$214,221	$262,755
Others’ ownership interest	27.2%	27.2%
Others’ interest in equity of consolidated subsidiary	$58,286	$71,491

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Advance Purchaser LLC income	$3,881	$6,140	$8,966	$16,876
Others’ ownership interest as a percent of total	27.2%	54.2%	27.2%	54.2%
Others’ interest in net income of consolidated subsidiaries	$1,056	$3,328	$2,439	$9,148

See Note 11 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
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

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Six Months Ended June 30, 2018
	(in millions)
	Treasury	Agency	Non-Agency
Purchases
Face	$—	$2,207.5	$3,888.5
Purchase Price	$—	$2,215.1	$1,184.9

Sales
Face	$862.0	$2,162.4	$85.0
Amortized Cost	$858.0	$2,182.1	$66.8
Sale Price	$849.8	$2,152.2	$66.2
Gain (Loss) on Sale	$(8.2)	$(29.9)	$(0.6)

As of June 30, 2018, New Residential had sold and purchased $1.1 billion and $1.1 billion face amount of Agency RMBS for $1.1 billion and $1.1 billion, respectively, and purchased $40.8 million face amount of Non-Agency RMBS for $39.2 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

	June 30, 2018											December 31, 2017
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Treasury	$—	$—	$—	$—	$—	—	N/A	—%	—%	—	N/A	$852,734
Agency RMBS(F) (G)	1,205,334	1,231,112	539	(132)	1,231,519	61	AAA	3.97%	3.43%	4.3	N/A	1,243,617
Non-Agency RMBS(H) (I)	15,548,362	6,388,332	519,637	(54,561)	6,853,408	806	CCC	2.87%	5.89%	7.2	9.5%	5,974,789
Total/ Weighted Average	$16,753,696	$7,619,444	$520,176	$(54,693)	$8,084,927	867	B	3.03%	5.49%	6.8		$8,071,140

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 226 bonds with a carrying value of $537.6 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $208.6 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $1.1 billion for fixed rate securities and $0.1 billion for floating rate securities as of June 30, 2018.

(H)
The total outstanding face amount was $2.1 billion (including $1.4 billion of residual and fair value option notional amount) for fixed rate securities and $13.4 billion (including $5.6 billion of residual and fair value option notional amount) for floating rate securities as of June 30, 2018.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by MSRs and (iii) bonds backed by consumer loans.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$85,000	$85,000	$—	$(1,700)	$83,300	1	B-	8.25%	8.25%	6.8	N/A
Consumer loan bonds	58,212	39,044	42	(2,811)	36,275	4	N/A	N/A	25.50%	1.4	N/A
MSR bonds	100,000	100,000	563	—	100,563	1	BBB-	4.94%	7.03%	8.9	N/A
Fair Value Option Securities:
Interest-only securities	4,983,445	228,691	16,682	(11,084)	234,289	62	AA	1.50%	7.43%	3.1	N/A
Servicing Strips	1,023,140	8,814	1,326	(212)	9,928	23	N/A	0.21%	14.09%	6.1	N/A

Unrealized losses that are considered other-than-temporary and are attributable to credit losses are recognized currently in earnings. During the six months ended June 30, 2018, New Residential recorded OTTI charges of $19.3 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of June 30, 2018.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$3,392,071	$1,404,921	$(2,106)	$1,402,815	$(30,644)	$1,372,171	166	B-	3.26%	5.28%	5.6
12 or More Months	1,588,531	493,005	(10,525)	482,480	(24,049)	458,431	94	BBB+	2.00%	5.74%	5.3
Total/Weighted Average	$4,980,602	$1,897,926	$(12,631)	$1,885,295	$(54,693)	$1,830,602	260	B+	2.94%	5.40%	5.6

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of June 30, 2018.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 35 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 13 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2018
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$95,719	$95,719	$(5,077)	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	525,651	544,486	(7,554)	(18,835)
Non-credit impaired securities	1,209,232	1,245,090	—	(35,858)
Total debt securities in an unrealized loss position	$1,830,602	$1,885,295	$(12,631)	$(54,693)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of June 30, 2018.

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

The following table summarizes the activity related to credit losses on debt securities:

Six Months Ended June 30, 2018
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$23,821
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	11,911
Additions for credit losses on securities for which an OTTI was not previously recognized	7,390
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(812)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$42,310

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	June 30, 2018		December 31, 2017
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$5,702,939	37.0%	$4,882,136	38.4%
Southeastern U.S.	3,693,161	24.0%	3,005,519	23.6%
Northeastern U.S.	3,101,220	20.1%	2,555,514	20.1%
Midwestern U.S.	1,709,037	11.1%	1,337,980	10.5%
Southwestern U.S.	1,081,426	7.0%	927,647	7.3%
Other(B)	117,367	0.8%	18,871	0.1%
	$15,405,150	100.0%	$12,727,667	100.0%

(A)
Excludes $58.2 million and $29.7 million face amount of bonds backed by consumer loans and $85.0 million and $0.0 million face amount of bonds backed by corporate debt as of June 30, 2018 and December 31, 2017, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the six months ended June 30, 2018, excluding residual and fair value option securities, the face amount of these real estate securities was $877.6 million, with total expected cash flows of $723.3 million and a fair value of $533.4 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
June 30, 2018	$5,921,325	$3,875,742
December 31, 2017	5,364,847	3,493,723

The following is a summary of the changes in accretable yield for these securities:

Six Months Ended June 30, 2018
Balance at December 31, 2017	$2,000,266
Additions	189,915
Accretion	(120,455)
Reclassifications from (to) non-accretable difference	51,419
Disposals	(3,277)
Balance at June 30, 2018	$2,117,868

See Note 11 regarding the financing of real estate securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Sale

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	June 30, 2018									December 31, 2017
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Performing Loans(G)	$571,381	$520,969	9,137	8.0%	4.8	20.4%	80.0%	7.2%	648	$507,615
Purchased Credit Deteriorated Loans(H)	237,464	169,802	2,216	7.7%	3.1	16.2%	90.1%	79.0%	596	183,540
Total Residential Mortgage Loans, held-for-investment	$808,845	$690,771	11,353	7.9%	4.3	19.2%	83.0%	28.3%	633	$691,155

Reverse Mortgage Loans(E) (F)	$15,491	$6,796	43	7.9%	6.2	12.2%	131.4%	64.1%	N/A	$6,870
Performing Loans(G) (I)	1,399,059	1,422,747	16,935	3.9%	4.4	30.6%	59.1%	4.9%	680	1,071,371
Non-Performing Loans(H) (I)	756,418	591,776	5,838	6.1%	2.9	17.9%	86.1%	77.7%	590	647,293
Total Residential Mortgage Loans, held-for-sale	$2,170,968	$2,021,319	22,816	4.7%	3.9	26.0%	69.0%	30.7%	648	$1,725,534

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Nationstar holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.4 million. Approximately 46% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of June 30, 2018, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $31.2 million and $61.1 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2018	December 31, 2017
California	13.0%	9.1%
New York	11.9%	12.8%
Texas	6.9%	6.6%
Florida	6.5%	8.2%
New Jersey	5.1%	5.2%
Pennsylvania	3.6%	3.4%
Illinois	3.5%	3.9%
Massachusetts	2.8%	2.7%
Maryland	2.6%	2.7%
Washington	2.0%	1.7%
Other U.S.	42.1%	43.7%
	100.0%	100.0%

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

		Securities Owned Prior		Assets Acquired				Loans Sold (C)		Retained Bonds	Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	Date of Securitization	UPB	Gain (Loss)	Basis	Loan UPB	Loan Price	REO & Other Price
January 2018	—	$—	$—	$—	$—	$—	Jan 2018	$726.5	$(17.8)	$76.8	$265.3	$239.0	$14.4
January 2018	7	0.4	0.2	32.5	32.8	0.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
March 2018	25	85.9	75.4	458.8	461.4	4.1	May 2018	435.3	(6.7)	52.9	56.0	46.8	4.6
April 2018	8	5.8	4.8	218.8	222.3	2.0	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
May 2018	12	6.7	4.7	475.6	473.5	3.2	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
June 2018	12	32.3	19.4	409.0	400.6	3.6	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

(A)	Any related securitization may occur on the same or a subsequent date, depending on market conditions and other factors.

(B)
Price includes par amount paid for all underlying residential mortgage loans of the trusts, plus the basis of the exercised call rights, plus advances and costs incurred (including MSR Fund Payments, as defined in Note 15) in exercising such call rights.

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. The loans from the fourth quarter of 2017 calls were securitized in January 2018. The May 2018 securitization primarily included loans from the January 2018 and March 2018 calls, but also included $33.5 million of previously acquired loans. No loans from the December 2016 call, January 2017 calls, the last two June 2017 calls, the April 2018 call, the May 2018 call or the June 2018 calls were securitized by June 30, 2018.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

June 30, 2018
Days Past Due	Delinquency Status(A)
Current	85.2%
30-59	6.8%
60-89	1.5%
90-119(B)	0.8%
120+(C)	5.7%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$507,615
Purchases/additional fundings	55,993
Proceeds from repayments	(49,198)
Accretion of loan discount (premium) and other amortization(A)	8,728
Provision for loan losses	(458)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(1,711)
Balance at June 30, 2018	$520,969

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

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

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$196
Provision for loan losses(A)	458
Charge-offs(B)	(654)
Balance at June 30, 2018	$—

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
June 30, 2018
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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2017	$183,540
Purchases/additional fundings	29,785
Sales	—
Proceeds from repayments	(18,296)
Accretion of loan discount and other amortization	12,265
(Allowance) reversal for loan losses(A)	—
Transfer of loans to real estate owned	(11,999)
Transfer of loans to held-for-sale	(25,493)
Balance at June 30, 2018	$169,802

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

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
June 30, 2018	$237,464	$169,802
December 31, 2017	249,254	183,540

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2017	$88,631
Additions	16,523
Accretion	(12,265)
Reclassifications from (to) non-accretable difference(A)	1,487
Disposals(B)	(2,158)
Transfer of loans to held-for-sale(C)	(5,495)
Balance at June 30, 2018	$86,723

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

Balance at December 31, 2017	$1,725,534
Purchases(A)	2,402,258
Transfer of loans from held-for-investment(B)	25,493
Sales	(2,024,996)
Transfer of loans to other assets(C)	(4,138)
Transfer of loans to real estate owned	(28,571)
Proceeds from repayments	(79,142)
Valuation (provision) reversal on loans(D)	4,881
Balance at June 30, 2018	$2,021,319

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $11.1 million of provision related to the call transactions executed during the six months ended June 30, 2018.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2017	$128,295
Purchases	23,948
Transfer of loans to real estate owned	52,771
Sales	(79,137)
Valuation (provision) reversal on REO	(176)
Balance at June 30, 2018	$125,701

As of June 30, 2018, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $455.5 million.

In addition, New Residential has recognized $25.0 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

Variable Interest Entities

During the second quarter of 2017, New Residential formed entities (the “RPL Borrowers”) that issued securitized debt collateralized by reperforming residential mortgage loans. The RPL Borrowers are VIEs of which subsidiaries of New Residential were the primary beneficiaries, as a result of controlling the related optional redemption feature and owning certain notes issued by the RPL Borrowers. On April 3, 2018, New Residential executed a Trust Termination Agreement in order to terminate the RPL Borrowers and redeem the underlying residential mortgage loans. As a result of the termination, New Residential liquidated the RPL Borrowers.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

As described in “Call Rights” above, New Residential has issued securitizations which were treated as sales under GAAP. New Residential has no obligation to repurchase any loans from these securitizations and its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities. These securitizations are conducted through variable interest entities, of which New Residential is not the primary beneficiary. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of June 30, 2018:

Residential mortgage loan UPB	$5,651,753
Weighted average delinquency(A)	2.22%
Net credit losses for the six months ended June 30, 2018	$3,779
Face amount of debt held by third parties(B)	$5,190,472

Carrying value of bonds retained by New Residential(C)	$619,922
Cash flows received by New Residential on these bonds for the six months ended June 30, 2018	$65,207

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

(C)	Includes bonds retained pursuant to required risk retention regulations.

9.	INVESTMENTS IN CONSUMER LOANS

New Residential, through newly formed limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of June 30, 2018, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2018
Consumer Loan Companies
Performing Loans	$904,056	53.5%	$946,592	18.6%	3.7	5.0%
Purchased Credit Deteriorated Loans(C)	253,430	53.5%	211,599	16.1%	3.4	10.4%
Other - Performing Loans	58,864	100.0%	54,726	14.1%	0.9	4.4%
Total Consumer Loans, held-for-investment	$1,216,350		$1,212,917	17.9%	3.5	6.1%
December 31, 2017
Consumer Loan Companies
Performing Loans	$1,005,570	53.5%	$1,052,561	18.7%	3.7	6.0%
Purchased Credit Deteriorated Loans(C)	282,540	53.5%	236,449	16.2%	3.3	12.5%
Other - Performing Loans	89,682	100.0%	85,253	14.1%	1.0	4.5%
Total Consumer Loans, held-for-investment	$1,377,792		$1,374,263	17.9%	3.5	7.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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
June 30, 2018
(dollars in tables in thousands, except share data)

See Note 11 regarding the financing of consumer loans.

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

June 30, 2018
Days Past Due	Delinquency Status(A)
Current	95.1%
30-59	1.8%
60-89	1.1%
90-119(B)	0.8%
120+(B) (C)	1.2%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$1,137,814
Purchases	—
Additional fundings(A)	20,636
Proceeds from repayments	(126,855)
Accretion of loan discount and premium amortization, net	1,038
Gross charge-offs	(31,758)
Additions to the allowance for loan losses, net	443
Balance at June 30, 2018	$1,001,318

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2017	$4,429	$1,676	$6,105
Provision (reversal) for loan losses	26,907	(152)	26,755
Net charge-offs(C)	(27,198)	—	(27,198)
Balance at June 30, 2018	$4,138	$1,524	$5,662

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

of June 30, 2018, there are $12.5 million in UPB and $11.3 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $4.6 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2017	$236,449
(Allowance) reversal for loan losses(A)	—
Proceeds from repayments	(43,515)
Accretion of loan discount and other amortization	18,665
Balance at June 30, 2018	$211,599

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

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
June 30, 2018	$253,430	$211,599
December 31, 2017	282,540	236,449

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2017	$132,291
Accretion	(18,665)
Reclassifications from (to) non-accretable difference(A)	22,584
Balance at June 30, 2018	$136,210

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	June 30, 2018	December 31, 2017
Total Consumer Loan Companies equity	$68,474	$74,071
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$31,845	$34,466

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Consumer Loan Companies income (loss)	$21,552	$26,545	$40,321	$47,965
Others’ ownership interest as a percent of total	46.5%	46.5%	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$10,022	$12,343	$18,750	$22,303

Variable Interest Entities

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

	As of
	June 30, 2018	December 31, 2017
Assets
Consumer loans, held-for-investment	$1,158,191	$1,289,010
Restricted cash	10,786	11,563
Accrued interest receivable	17,300	19,360
Total assets(A)	$1,186,277	$1,319,933
Liabilities
Notes and bonds payable(B)	$1,154,564	$1,284,436
Accounts payable and accrued expenses	3,958	4,007
Total liabilities(A)	$1,158,522	$1,288,443

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

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. WarrantCo is vested in the warrants to purchase an aggregate of 84.7 million Series F convertible preferred stock in ParentCo as of May 31, 2018, and New Residential and LoanCo co-investors are vested in the warrants to purchase an aggregate of 20.1 million Series F convertible preferred stock in ParentCo as of May 31, 2018. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

accounts for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

	June 30, 2018(A)	December 31, 2017
Consumer loans, at fair value	$242,082	$178,422
Warrants, at fair value	94,874	80,746
Other assets	53,242	46,342
Warehouse financing	(177,930)	(117,944)
Other liabilities	(5,885)	(13,059)
Equity	$206,383	$174,507
Undistributed retained earnings	$—	$—
New Residential’s investment	$50,241	$42,473
New Residential’s ownership	24.3%	24.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018(B)	2017(B)	2018(B)	2017(B)
Interest income	$8,727	$12,829	$21,519	$12,829
Interest expense	(2,350)	(3,133)	(5,718)	(3,133)
Change in fair value of consumer loans and warrants	5,522	3,555	19,074	3,555
Gain on sale of consumer loans	1,553	11,850	1,133	11,850
Other expenses	(1,390)	(1,580)	(4,597)	(1,580)
Net income	$12,062	$23,521	$31,411	$23,521
New Residential’s equity in net income	$2,982	$5,880	$7,788	$5,880
New Residential’s ownership	24.7%	24.9%	24.8%	24.9%

(A)	Data as of May 31, 2018 as a result of the one month reporting lag.

(B)	Data for the periods ended May 31, 2018 and 2017, respectively, as a result of the one month reporting lag.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2018(C)	$242,082	25.0%	$242,082	14.6%	1.4	0.6%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of May 31, 2018 as a result of the one month reporting lag.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2017	$51,412
Contributions to equity method investees	205,641
Distributions of earnings from equity method investees	(3,263)
Distributions of capital from equity method investees	(203,758)
Earnings from investments in consumer loans, equity method investees	7,788
Balance at June 30, 2018	$57,820

10.	DERIVATIVES

As of June 30, 2018, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of June 30, 2018, New Residential held to-be-announced forward contract positions (“TBAs”) of $2.2 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of June 30, 2018, New Residential separately held TBAs of $1.1 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivative assets
Interest Rate Caps	Other assets	$10	$2,423
		$10	$2,423
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$111	$—
TBAs	Accrued expenses and other liabilities	7,700	697
		$7,811	$697

(A)	Net of less than $1.9 million of related variation margin accounts as of June 30, 2018. As of December 31, 2017, no variation margin accounts existed.

The following table summarizes notional amounts related to derivatives:

	June 30, 2018	December 31, 2017
TBAs, short position(A)	$2,217,500	$3,101,100
TBAs, long position(A)	1,110,400	1,014,000
Interest Rate Caps(B)	162,500	772,500
Interest Rate Swaps(C)	4,200,000	—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

(A)	Represents the notional amount of Agency RMBS, classified as derivatives.

(B)
As of June 30, 2018, caps LIBOR at 4.00% for $12.5 million of notional, and at 4.00% for $150.0 million of notional. The weighted average maturity of the interest rate caps as of June 30, 2018 was 7 months.

(C)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of June 30, 2018 was 36 months and the weighted average fixed pay rate was 2.85%.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Other income (loss), net(A)
TBAs	$371	$1,414	$2,365	$1,537
Interest Rate Caps	(48)	(843)	438	(270)
Interest Rate Swaps	917	(8,581)	883	(4,951)
	1,240	(8,010)	3,686	(3,684)
Gain (loss) on settlement of investments, net
TBAs	3,857	(22,609)	19,293	(29,410)
Interest Rate Caps	130	—	(603)	(562)
Interest Rate Swaps	15,283	(5,125)	37,943	(9,598)
	19,270	(27,734)	56,633	(39,570)
Total income (losses)	$20,510	$(35,744)	$60,319	$(43,254)

(A)	Represents unrealized gains (losses).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	June 30, 2018									December 31, 2017
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$1,122,411	$1,122,411	Jul-18	2.18%	0.1	$1,190,879	$1,182,808	$1,174,578	0.4	$1,974,164
Non-Agency RMBS (E)	5,405,096	5,405,096	Jul-18 to Sep-18	3.39%	0.1	13,216,453	6,096,983	6,565,322	7.3	4,720,290
Residential Mortgage Loans(F)	2,126,086	2,125,071	Jul-18 to Dec-19	4.09%	0.5	2,676,421	2,459,100	2,434,254	4.5	1,849,004
Real Estate Owned(G)(H)	104,606	104,556	Jul-18 to Dec-19	4.16%	0.2	N/A	N/A	133,504	N/A	118,681
Total Repurchase Agreements	8,758,199	8,757,134		3.42%	0.2					8,662,139
Notes and Bonds Payable
Excess MSRs(I)	197,759	197,563	Feb-20 to Jul-22	4.97%	4.1	150,771,743	408,244	522,540	5.7	483,978
MSRs(J)	1,896,688	1,888,618	Feb-19 to May-23	4.14%	3.3	340,548,316	3,191,130	4,001,757	6.5	1,157,179
Servicer Advances(K)	3,539,105	3,532,641	Mar-19 to Dec-21	3.48%	2.2	3,946,804	4,028,735	4,050,884	1.4	4,060,156
Residential Mortgage Loans(L)	6,110	6,110	Oct-18	4.33%	0.3	8,323	4,706	4,706	6.2	137,196
Consumer Loans(M)	1,085,465	1,081,193	Dec-21 to Mar-24	3.38%	3.0	1,216,194	1,218,423	1,212,761	3.5	1,242,756
Receivable from government agency(L)	1,651	1,651	Oct-18	4.30%	0.3	N/A	N/A	1,156	N/A	3,126
Total Notes and Bonds Payable	6,726,778	6,707,776		3.69%	2.7					7,084,391
Total/ Weighted Average	$15,484,977	$15,464,910		3.54%	1.3					$15,746,530

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through July 30, 2018 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $22.1 million of associated accrued interest payable as of June 30, 2018.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.1 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $162.2 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

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

(J)
Includes: $205.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.25%; $230.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%; $73.4 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,388.2 million of public notes with fixed interest rates ranging from 3.55% to 4.45%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$3.3 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

to 2.2%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)	Represents: (i) a $7.8 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $796.4 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $41.7 million face amount note which bears interest equal to 4.00%.

As of June 30, 2018, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $8.8 billion of repurchase agreements as of June 30, 2018. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2017	$483,978	$1,157,179	$4,060,156	$6,694,454	$2,108,007	$1,242,756	$15,746,530
Repurchase Agreements:
Borrowings	—	—	—	32,519,734	1,022,326	—	33,542,060
Repayments	—	—	—	(32,686,681)	(760,928)	—	(33,447,609)
Capitalized deferred financing costs, net of amortization	—	—	—	—	544	—	544
Notes and Bonds Payable:
Borrowings	—	2,088,834	2,594,269	—	—	—	4,683,103
Repayments	(286,440)	(1,350,230)	(3,121,736)	—	(132,561)	(162,585)	(5,053,552)
Discount on borrowings, net of amortization	—	—	21	—	—	742	763
Capitalized deferred financing costs, net of amortization	25	(7,165)	(68)	—	—	280	(6,928)
Balance at June 30, 2018	$197,563	$1,888,618	$3,532,641	$6,527,507	$2,237,388	$1,081,193	$15,464,910

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of June 30, 2018 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
July 1 through December 31, 2018	$—	$8,252,495	$8,252,495
2019	931,902	718,465	1,650,367
2020	824,179	—	824,179
2021	1,824,701	833,977	2,658,678
2022	73,442	427,778	501,220
2023 and thereafter	1,043,790	554,248	1,598,038
	$4,698,014	$10,786,963	$15,484,977

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of June 30, 2018:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$3,541,961	$2,230,692	$1,311,269
Notes and Bonds Payable
Excess MSRs	150,000	—	150,000
MSRs	975,000	278,442	696,558
Servicer advances(A)	1,745,000	1,275,406	469,594
Consumer loans	150,000	41,676	108,324
	$6,561,961	$3,826,216	$2,735,745

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds collateralized by servicer advances with a current face amount of $86.3 million.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of June 30, 2018.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

12.	FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2018 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$119,341,195	$495,299	$—		$—	$495,299	$495,299
Excess mortgage servicing rights, equity method investees, at fair value(A)	47,430,395	159,034	—		—	159,034	159,034
Mortgage servicing rights, at fair value(A)	200,050,016	2,232,126	—		—	2,232,126	2,232,126
Mortgage servicing rights financing receivables, at fair value	151,659,091	1,904,919	—	—	—	1,904,919	1,904,919
Servicer advance investments, at fair value	692,323	843,438	—		—	843,438	843,438
Real estate and other securities, available-for-sale	16,753,696	8,084,927	—		1,231,519	6,853,408	8,084,927
Residential mortgage loans, held-for-investment	808,845	690,771	—		—	701,529	701,529
Residential mortgage loans, held-for-sale	2,170,968	2,021,319	—		—	2,070,675	2,070,675
Consumer loans, held-for-investment	1,216,350	1,212,917	—		—	1,204,850	1,204,850
Derivative assets	162,500	10	—		10	—	10
Cash and cash equivalents	193,236	193,236	193,236		—	—	193,236
Restricted cash	161,441	161,441	161,441		—	—	161,441
Other assets		36,819	24,059		—	12,760	36,819
		$18,036,256	$378,736		$1,231,529	$16,478,038	$18,088,303
Liabilities
Repurchase agreements	$8,758,199	$8,757,134	$—		$8,758,199	$—	$8,758,199
Notes and bonds payable	6,726,778	6,707,776	—		—	6,688,414	6,688,414
Derivative liabilities	7,527,900	7,811	—		7,811	—	7,811
		$15,472,721	$—		$8,766,010	$6,688,414	$15,454,424

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	Mortgage Servicing Rights Financing Receivable(A)	Servicer Advance Investments	Non-Agency RMBS
	Agency	Non-Agency						Total
Balance at December 31, 2017	$324,636	$849,077	$171,765	$1,735,504	$598,728	$4,027,379	$5,974,789	$13,681,878
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	—	(14,224)	(14,224)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(7,617)	(43,350)	—	—	—	—	—	(50,967)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—		2,228	—	—	—	—	2,228
Included in servicing revenue, net(E)	—	—	—	61,859	—	—	—	61,859
Included in change in fair value of investments in mortgage servicing rights financing receivables(D)	—	—	—	—	151,973	—	—	151,973
Included in change in fair value of servicer advance investments	—		—	—	—	(81,228)	—	(81,228)
Included in gain (loss) on settlement of investments, net	—	40,417	—	—	—	72,585	(644)	112,358
Included in other income (loss), net(D)	3,288	172	—	—	—	—	4,804	8,264
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	85,132	85,132
Interest income	10,415	10,328	—	—	—	31,381	158,348	210,472
Purchases, sales and repayments
Purchases	—	—	—	434,763	138,993	1,340,237	1,184,917	3,098,910
Proceeds from sales	—	—	—	—	(2,768)	—	(66,198)	(68,966)
Proceeds from repayments	(31,151)	(22,349)	(14,959)	—	—	(1,344,078)	(473,516)	(1,886,053)
New Ocwen Agreements (Note 5)	—	(638,567)	—	—	1,017,993	(3,202,838)	—	(2,823,412)
Balance at June 30, 2018	$299,571	$195,728	$159,034	$2,232,126	$1,904,919	$843,438	$6,853,408	$12,488,224

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

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
June 30, 2018
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the weighted average inputs used as of June 30, 2018:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.5%	2.9%	30.5%	21	22
Recaptured Pools	7.8%	4.4%	26.7%	22	24
Recapture Agreement	7.3%	4.4%	26.4%	21	—
	8.8%	3.4%	29.1%	21	23
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	11.6%	N/A	15.3%	15	24
Recaptured Pools	6.7%	N/A	19.8%	22	24
Recapture Agreement	6.7%	N/A	19.7%	20	—
	10.7%	N/A	16.1%	16	24
Total/Weighted Average--Excess MSRs Directly Held	9.6%	3.4%	24.0%	19	23

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	10.8%	4.8%	32.4%	19	21
Recaptured Pools	7.9%	4.6%	29.3%	23	24
Recapture Agreement	7.9%	4.6%	29.2%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.3%	4.7%	30.8%	21	22

Total/Weighted Average--Excess MSRs All Pools	9.5%	3.9%	26.6%	20	23

MSRs
Agency
Mortgage Servicing Rights(H)	9.3%	1.3%	23.8%	27	22
Mortgage Servicing Rights Financing Receivables	9.2%	1.2%	13.9%	27	20
Non-Agency
Mortgage Servicing Rights Financing Receivables	9.5%	15.0%	5.0%	45	26
Ginnie Mae
Mortgage Servicing Rights Financing Receivables	11.9%	5.2%	30.8%	27	28

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $7.43 per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $11.84 per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $9.63 per loan per month was used to value the Ginnie Mae MSRs, including MSR Financing Receivables.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

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

As of June 30, 2018, a weighted average discount rate of 8.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of June 30, 2018, a weighted average discount rate of 8.6% was used to value New Residential’s investments in MSRs and a weighted average discount rate of 10.2% was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2018	1.5%	12.0%	18.4%	19.5	bps	5.8%	23.2

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 9.2 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of June 30, 2018, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$1,205,334	$1,231,112	$1,231,519	$—	$1,231,519	2
Non-Agency RMBS(C)	15,548,362	6,388,332	6,847,374	6,034	6,853,408	3
Total	$16,753,696	$7,619,444	$8,078,893	$6,034	$8,084,927

(A)
New Residential generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. New Residential evaluates quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for non-agency RMBS, there is a wide disparity between the quotes New Residential receives. New Residential believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. New Residential has not adjusted any of the quotes received

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. New Residential’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

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

For 80.2% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$5,496,584	2.66% to 30.00%	0.25% to 20.00%	0.15% to 9.00%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $6.0 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

At June 30, 2018, assets measured at fair value on a nonrecurring basis were $0.3 billion. The $0.3 billion of assets include approximately $238.1 million of residential mortgage loans held-for-sale and $78.9 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2018:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$225,840	4.6%	5.1	7.9%	3.9%	32.7%
Non-Performing Loans	45,291	6.6%	3.2	3.0%	2.9%	30.0%
Total/Weighted Average	$271,131	4.9%	4.8	7.1%	3.7%	32.2%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2018 was a reversal of net valuation allowance of approximately $4.2 million, consisting of a reversal of prior valuation allowance of $4.4 million for residential mortgage loans, offset by $0.2 million increased allowance for REO.

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

On June 21, 2018, New Residential’s board of directors declared a second quarter 2018 dividend of $0.50 per common share or $169.9 million, which was paid on July 27, 2018 to stockholders of record as of July 2, 2018.

In June 2018, the Manager and one or more affiliates and employees of the Manager, including an executive officer and director of New Residential, exercised an aggregate of 15,803,216 options and were issued an aggregate of 3,694,228 shares of New Residential’s common stock in a cashless exercise, which were sold to third parties in a simultaneous secondary offering.

Approximately 0.5 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at June 30, 2018.

Option Plan

As of June 30, 2018, New Residential’s outstanding options were summarized as follows:

Held by the Manager	4,037,056
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,530,916
Issued to the independent directors	6,000
Total	5,573,972

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of June 30, 2018. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended June 30, 2018 was $17.49 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2018	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2018 (millions)
Directors	Various	6,000	6,000	$13.49	$—
Manager(C)	2016	533,334	—	—	—
Manager(C)	2017	2,638,804	—	—	—
Manager(C)	2018	2,395,834	—	—	—
Outstanding		5,573,972	6,000

(A)	Options expire on the tenth anniversary from date of grant.

(B)
The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2017 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2016	$13.70	400,000
2017	$14.50	1,130,916
Total		1,530,916

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2017 outstanding options	18,502,188
Options granted	2,875,000	$17.10
Options exercised	(15,803,216)	$14.30
Options expired unexercised	—
June 30, 2018 outstanding options	5,573,972	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the six months ended June 30, 2018, based on the treasury stock method, New Residential had 3,112,055 dilutive common stock equivalents outstanding. During the six months ended June 30, 2017, based on the treasury stock method, New Residential had 1,845,375 dilutive common stock equivalents outstanding.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6) and Consumer Loans (Note 9).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

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

Capital Commitments — As of June 30, 2018, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to June 30, 2018, if any):

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $181.2 million of unfunded and available revolving credit privileges as of June 30, 2018. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At June 30, 2018, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
June 30, 2018
(dollars in tables in thousands, except share data)

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

Due to affiliates is comprised of the following amounts:

	June 30, 2018	December 31, 2017
Management fees	$5,156	$4,734
Incentive compensation	41,321	81,373
Expense reimbursements and other	2,171	2,854
Total	$48,648	$88,961

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Affiliate expenses and fees were comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$15,453	$14,186	$30,563	$27,260
Incentive compensation	26,732	40,172	41,321	52,632
Expense reimbursements(A)	125	125	250	250
Total	$42,310	$54,483	$72,134	$80,142

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 8, 11 and 14 for a discussion of transactions with Nationstar. As of June 30, 2018, 99.2%, 26.0% and 97.0% of the UPB of the loans underlying New Residential’s investments in Excess MSRs, MSRs and Servicer Advance Investments, respectively, was serviced, subserviced or master serviced by Nationstar. As of June 30, 2018, a total face amount of $3.4 billion of New Residential’s Non-Agency RMBS portfolio and approximately $38.3 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $20.0 billion as of June 30, 2018. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying residential mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, and repay all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2018, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.1 million and has also caused an aggregate of $0.2 million of securities to be transferred to such funds in 2018. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of June 30, 2018, $961.1 million UPB of New Residential’s residential mortgage loans and $9.6 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 9 for a discussion of a transaction with OneMain and Note 4 regarding co-investments with Fortress-managed funds.

16.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2018	2017	2018	2017
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$8,731	$(21,257)	$37,958	$(22,250)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	12,631	5,115	19,301	7,227
Total reclassifications		$21,362	$(16,142)	$57,259	$(15,023)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

17.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current:
Federal	$(1,100)	$503	$608	$2,611
State and Local	251	153	687	223
Total Current Income Tax Expense (Benefit)	(849)	656	1,295	2,834
Deferred:
Federal	(2,955)	73,330	(11,628)	76,076
State and Local	1,196	8,858	813	9,530
Total Deferred Income Tax Expense (Benefit)	(1,759)	82,188	(10,815)	85,606
Total Income Tax Expense (Benefit)	$(2,608)	$82,844	$(9,520)	$88,440

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

New Residential has recorded a net deferred tax liability of approximately $8.4 million as of June 30, 2018, primarily related to unrealized gains and discount accruals offset by net operating loss carry forwards.

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

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2018 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On November 29, 2017, the Shellpoint Purchaser, a Delaware limited liability company and a wholly owned subsidiary of New Residential, entered into the Original SPA with Shellpoint, the sellers party thereto (the “Sellers”) and Shellpoint Services LLC, a Delaware limited liability company, as the representative of the Sellers. On July 3, 2018, the Shellpoint Purchaser entered into the Amendment, which modified the terms of the Original SPA to, among other things, (i) replace Shellpoint Services LLC with Shellpoint Representative LLC as representative of the Sellers, (ii) eliminate the requirement that certain indebtedness of Shellpoint be repaid at or prior to the completion of the Acquisition (as defined below), (iii) provide for the payment to the Sellers following the completion of the Acquisition of certain settlement payments that may be received by Shellpoint and (iv) modify certain provisions relating to amounts to be held back by NRM Acquisition in respect of potential post-closing indemnification claims.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
(dollars in tables in thousands, except share data)

Pursuant to the Shellpoint SPA, on July 3, 2018, Shellpoint Purchaser purchased all of the outstanding equity interests of Shellpoint (the “Shellpoint Acquisition”) for a purchase price of approximately $212.0 million based on the tangible book value of Shellpoint, subject to certain customary closing and post-closing adjustments. As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser will make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint Closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”), and allocated approximately 92% to the sellers and approximately 8% to a long-term employee incentive plan of Shellpoint. In connection with the Shellpoint Acquisition, New Residential also entered into a guaranty in favor of the sellers in respect of all of the Shellpoint Purchaser’s payment obligations under the Shellpoint SPA. Shellpoint is a vertically integrated mortgage platform with operations across mortgage origination and servicing, and is an approved Fannie Mae and Freddie Mac seller and servicer and a Ginnie Mae issuer.

The Shellpoint SPA contains certain customary representations and warranties made by each party, which are qualified by the confidential disclosures provided to the Shellpoint Purchaser in connection with the Shellpoint SPA. The Shellpoint SPA also contains certain indemnification provisions. A portion of the closing purchase price has been held back by the Shellpoint Purchaser, which holdback amount, together with a right of offset against the Shellpoint Earnout Payments, is available to the Shellpoint Purchaser to satisfy certain indemnification claims.

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold MSRs totaling more than $3.5 trillion since 2010. As of the first quarter of 2018, the top 100 mortgage servicers serviced over 98% out of the $10.7 trillion one-to-four family mortgage debt outstanding, according to Inside Mortgage Finance. Furthermore, according to Inside Mortgage Finance, approximately 65% of such outstanding mortgage debt was serviced by the top 25 mortgage servicers as of the first quarter of 2018. Given current market dynamics and an overall challenging servicing environment, we may expect additional market consolidation among non-bank servicers. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets. As a result, we believe additional MSR sales will be likely for some period of time. These factors have resulted in increased opportunities for us to acquire interests in MSRs and to provide capital to non-bank servicers. In addition, approximately $1.6 trillion of new loans are expected to be originated in 2018, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Recently, strong demand for mortgage assets in general has led to tighter spreads and lower required rates of return. This, in turn, creates a reach for yield and increased difficulty in sourcing accretive investments in the current investment landscape. These market conditions have driven prices higher, thereby also increasing the value of certain of our existing investments.

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

In the second quarter of 2018, both current interest rates and expected future interest rates generally increased. For instance, the 10-year treasury yield increased from 2.74% to 2.85%. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, while market interest rates increased, market credit spreads for these investments decreased, with the net result being an increase in value during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the second quarter of 2018, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $7.5 million in the aggregate, primarily as a result of an increase in actual and projected prepayment rates during the quarter, while the weighted average discount rate of the portfolio remained unchanged at 8.8%. In addition, a decrease in involuntary prepayments partially offset by higher recapture rates on non-agency MSRs and increases in prepayment projections offset by lower discount rates on agency MSRs caused the fair value of our MSRs, including MSR financing receivables, to decrease by approximately $9.6 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of June 30, 2018 was 1.25%, compared to 1.27% as of March 31, 2018. The spread changed primarily as a result of increased funding costs partially offset by higher yields from new securities purchased during the second quarter of 2018. The net interest spread on our Non-Agency RMBS portfolio as of June 30, 2018 was 2.50%, compared to 2.54% as of March 31, 2018. This spread changed primarily as a result of increased funding costs partially offset by higher yields from securities owned and new securities purchased during the second quarter of 2018.

General U.S. Economy and Unemployment

In the last twelve months, the U.S. unemployment rate generally continued to decline and equity market prices trended up, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measures, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true as the Case Shiller Home Price Index increased from 200 as of the second quarter of 2017 to 210 as of the second quarter of 2018. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.5 million, or 4.7 percent, as of the first quarter of 2018, down from 4.9 percent, as of the fourth quarter of 2017. This trend has helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads, which generally have an impact on the value of yield driven financial instruments (e.g., RMBS and loan portfolios), were flat during the second quarter of 2018. While a useful market proxy, corporate credit spreads are not necessarily indicative or directly correlated to mortgage credit spreads, which tightened during the quarter. Collateral performance, market liquidity, mortgage credit spreads and other factors related specifically to certain investments within our mortgage securities and loan portfolio caused a slight increase to the value of the portion of this portfolio that was owned for the entire quarter.

For more information regarding these and other market factors which impact our portfolio, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Our Manager

On December 27, 2017, SoftBank Group Corp. (“SoftBank”) announced that it completed its previously announced acquisition of Fortress (the “SoftBank Merger”). In connection with the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York.

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of June 30, 2018.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$166,771,590	$510,431	3.1%	$654,333	6.2
MSRs(B)	200,050,016	1,790,527	10.9%	2,232,126	6.4
Mortgage Servicing Rights Financing Receivables(B) (C)	151,659,091	1,537,819	9.4%	1,904,919	6.6
Servicer Advance Investments(B) (D)	692,323	821,289	5.0%	843,438	5.5
Agency RMBS(E)	1,205,334	1,231,112	7.5%	1,231,519	4.3
Non-Agency RMBS(E)	15,548,362	6,388,332	39.1%	6,853,408	7.2
Residential Mortgage Loans	2,979,813	2,739,649	16.7%	2,712,090	4.0
Real Estate Owned	N/A	135,072	0.8%	125,701	N/A
Consumer Loans	1,216,350	1,218,579	7.5%	1,212,917	3.5
Consumer Loans, Equity Method Investees	242,082	N/A	N/A	57,820	1.4
Total/Weighted Average		$16,372,810	100.0%	$17,828,271	5.9

Reconciliation to GAAP total assets:
Cash and restricted cash				354,677
Servicer advances receivable				3,215,361
Trades receivable				1,076,626
Other assets				468,796
GAAP total assets				$22,943,731

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, Mortgage Servicing Rights Financing Receivables, and Servicer Advance Investments is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Includes certain MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advance Investments also includes the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivables

As of June 30, 2018, we had $4.1 billion carrying value of MSRs and mortgage servicing rights financing receivables within our servicer subsidiary, NRM.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of June 30, 2018, these subservicers include Ocwen, Nationstar, Ditech, PHH, Shellpoint, and Flagstar, which subservice 27.0%, 26.0%, 22.4%, 13.0%, 10.9%, and 0.7% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables). NRM has entered into agreements with Ditech, Nationstar, Shellpoint, PHH, and Ocwen whereby NRM is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

The table below summarizes the terms of our investments in MSRs and mortgage servicing rights financing receivables completed as of June 30, 2018.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency	$200.0	27	bps	$2,232.1
Non-Agency	0.1	50		—
Mortgage Servicing Rights Financing Receivables
Agency	45.8	27		478.1
Non-Agency	94.7	45		1,291.5
Ginnie Mae	11.1	27		135.3
Total	$351.7	32	bps	$4,137.0

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivables as of June 30, 2018 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$2,232,126	$199,993,032	1,361,571	744	4.3%	260	67	3.5%	12.0%	11.7%	0.4%	17.3%
Non-Agency	—	56,984	844	622	7.3%	189	183	42.6%	12.6%	10.0%	2.8%	—%
Mortgage Servicing Rights Financing Receivables
Agency	478,133	45,771,115	340,757	744	4.2%	242	79	7.1%	12.4%	12.0%	0.5%	5.4%
Non-Agency	1,291,498	94,727,185	673,510	643	4.5%	309	151	16.7%	11.7%	8.1%	3.9%	—%
Ginnie Mae	135,288	11,160,791	53,727	698	3.5%	331	25	17.1%	17.4%	15.0%	2.0%	—%
Total	$4,137,045	$351,709,107	2,430,409	715	4.3%	273	90	7.9%	12.1%	10.9%	1.4%	10.5%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	1.5%	0.3%	0.6%	0.3%	—%	0.3%
Non-Agency	8.3%	4.7%	2.1%	18.3%	—%	1.9%
Mortgage Servicing Rights Financing Receivables
Agency	1.8%	0.3%	0.3%	0.6%	—%	0.4%
Non-Agency	7.9%	4.6%	7.7%	4.4%	1.9%	3.0%
Ginnie Mae	3.7%	1.3%	1.3%	1.1%	0.1%	1.3%
Total	3.3%	1.5%	2.5%	1.5%	0.5%	1.0%

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

As of June 30, 2018, MSRs purchased from PHH, and related servicer advances receivable, with respect to private-label residential mortgage loans of approximately $5.3 billion in total UPB with a purchase price of approximately $31.4 million had not been settled.

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of June 30, 2018.

Summary of Direct Excess MSR Investments as of June 30, 2018

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$60.2	28	bps	21	bps	32.5% - 66.7%	$261.6
Recapture Agreements	—	29		21		32.5% - 66.7%	38.0
	60.2	28		21			299.6
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$59.2	35		15		33.3% - 100.0%	$178.3
Recapture Agreements	—	26		20		33.3% - 100.0%	17.4
	59.2	34		15			195.7
Total/Weighted Average	$119.4	31	bps	18	bps		$495.3

(A)	The MSR is a weighted average as of June 30, 2018, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $44.9 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of June 30, 2018

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$47.4	32	bps	21	bps	50.0%	66.7%	33.3%	$254.0
Recapture Agreements	—	32		23		50.0%	66.7%	33.3%	43.1
Total/Weighted Average	$47.4	32	bps	21	bps				$297.1

(A)	The MSR is a weighted average as of June 30, 2018, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of June 30, 2018 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$195,601	$47,255,806	323,119	711	4.6%	273	106	8.5%	14.1%	13.2%	1.0%	23.0%
Recaptured Loans	65,957	12,895,654	75,736	723	4.3%	288	32	0.7%	10.1%	9.9%	0.2%	29.4%
Recapture Agreement	38,013	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$299,571	$60,151,460	398,855	713	4.5%	276	88	6.8%	13.2%	12.5%	0.9%	24.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$159,460	$55,642,748	305,591	672	4.6%	284	148	36.2%	15.6%	12.4%	3.6%	12.7%
Recaptured Loans	18,885	3,546,987	15,780	741	4.1%	289	22	3.2%	10.4%	10.4%	—%	26.6%
Recapture Agreement	17,383	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$195,728	$59,189,735	321,371	676	4.6%	284	140	34.3%	15.4%	12.3%	3.5%	13.2%
Total/Weighted Average(H)	$495,299	$119,341,195	720,226	694	4.5%	280	115	20.4%	14.3%	12.4%	2.2%	18.6%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	3.9%	1.3%	1.4%	0.9%	0.3%	0.2%
Recaptured Loans	1.7%	0.4%	0.6%	0.2%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.4%	1.1%	1.2%	0.7%	0.2%	0.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.0%	2.8%	3.0%	7.0%	1.3%	2.1%
Recaptured Loans	1.0%	0.2%	0.2%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	9.5%	2.7%	2.9%	6.6%	1.2%	2.0%
Total/Weighted Average(H)	6.4%	1.9%	2.1%	3.7%	0.7%	1.1%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $44.9 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of June 30, 2018 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$146,956	$32,084,045	33.3%	287,464	693	5.1%	265	122	9.3%	15.7%	13.9%	1.9%	23.2%
Recaptured Loans	107,011	15,346,350	33.3%	106,302	706	4.3%	282	38	0.6%	11.2%	10.8%	0.4%	35.1%
Recapture Agreement	43,055	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average(G)	$297,022	$47,430,395		393,766	698	4.8%	270	95	6.5%	14.3%	13.0%	1.5%	26.4%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.3%	1.7%	1.5%	1.3%	0.4%	0.2%
Recaptured Loans	2.9%	0.8%	0.7%	0.3%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	4.5%	1.4%	1.2%	1.0%	0.3%	0.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2018
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$821,289	$843,438	$44,895,549	$692,323	1.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the six months ended, June 30, 2018 (dollars in thousands):

			Six Months Ended June 30, 2018		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.8%	5.5	$(81,228)	$662,010	89.2%	88.1%	3.7%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

June 30, 2018
Principal and interest advances	$112,367
Escrow advances (taxes and insurance advances)	268,741
Foreclosure advances	311,215
Total	$692,323

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of June 30, 2018 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency ARM RMBS	$91,515	$95,719	7.8%	$—	$—	$95,719	26	4.3	22.7%	$90,802
Agency Specified Pools	1,113,819	1,135,393	92.2%	539	(132)	1,135,800	35	4.4	0.1%	6,958
Agency RMBS	$1,205,334	$1,231,112	100.0%	$539	$(132)	$1,231,519	61	4.3	1.8%	$97,760

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the reset dates of our Agency ARM RMBS portfolio as of June 30, 2018 (dollars in thousands):

						Weighted Average
								Periodic Cap
Months to Next Reset(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Coupon	Margin	1st Coupon Adjustment(B)	Subsequent Coupon Adjustment(C)	Lifetime Cap(D)	Months to Reset(E)
1 - 12	26	$91,514	$95,718	100.0%	$95,719	3.6%	1.8%	N/A	2.0%	8.8%	6

(A)
Of these investments, 94.5% reset based on 12-month LIBOR index, 3.1% reset based on one-month LIBOR, and 2.4% reset based on the one-year Treasury Constant Maturity Rate (based on amortized cost basis).

(B)	Represents the maximum change in the coupon at the end of the fixed rate period. All securities in this category are past the first coupon adjustment.

(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.

(D)	Represents the maximum coupon on the underlying security over its life.

(E)	Represents recurrent weighted average months to the next interest rate reset.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of June 30, 2018:

Net Interest Spread(A)
Weighted Average Asset Yield	3.43%
Weighted Average Funding Cost	2.18%
Net Interest Spread	1.25%

(A)
The Agency RMBS portfolio consists of 7.8% floating rate securities and 92.2% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2018 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$15,548,362	$6,388,332	$519,637	$(54,561)	$6,853,408	$5,405,096

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2018 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	387	$2,117,170	$1,543,519	24.6%	$1,731,174	12.1%	1.3%	7.9	3.2%
2006	CC	132	2,947,494	1,823,594	29.1%	1,953,021	6.2%	2.0%	—	2.5%
2007	CCC-	91	3,285,994	1,992,567	31.8%	2,125,784	6.0%	1.6%	7.3	2.6%
2008 and later	BB	191	7,054,492	904,608	14.5%	923,854	23.1%	0.4%	5.4	3.2%
Total/Weighted Average	CCC	801	$15,405,150	$6,264,288	100.0%	$6,733,833	9.5%	1.5%	7.3	2.8%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	13.3	0.08	10.0%	12.9%	13.6%
2006	11.9	0.14	9.3%	14.5%	31.4%
2007	11.1	0.25	10.3%	14.3%	37.8%
2008 and later	11.4	0.79	10.1%	3.8%	3.2%
Total/Weighted Average	11.9	0.25	9.9%	12.5%	25.0%

(A)	Excludes $58.2 million face amount of bonds backed by consumer loans and $85.0 million face amount of bonds backed by corporate debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 226 bonds with a carrying value of $537.6 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2018.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2018.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $208.6 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $171.7 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of June 30, 2018:

Net Interest Spread(A)
Weighted Average Asset Yield	5.89%
Weighted Average Funding Cost	3.39%
Net Interest Spread	2.50%

(A)	The Non-Agency RMBS portfolio consists of 89.6% floating rate securities and 10.4% fixed rate securities (based on amortized cost basis).

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

Residential Mortgage Loans

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2018 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Performing Loans(G)	$571,381	$520,969	9,137	8.0%	4.8	20.4%	80.0%	7.2%	648
Purchased Credit Deteriorated Loans(H)	237,464	169,802	2,216	7.7%	3.1	16.2%	90.1%	79.0%	596
Total Residential Mortgage Loans, held-for-investment	$808,845	$690,771	11,353	7.9%	4.3	19.2%	83.0%	28.3%	633

Reverse Mortgage Loans(E) (F)	$15,491	$6,796	43	7.9%	6.2	12.2%	131.4%	64.1%	N/A
Performing Loans(G) (I)	1,399,059	1,422,747	16,935	3.9%	4.4	30.6%	59.1%	4.9%	680
Non-Performing Loans(H) (I)	756,418	591,776	5,838	6.1%	2.9	17.9%	86.1%	77.7%	590
Total Residential Mortgage Loans, held-for-sale	$2,170,968	$2,021,319	22,816	4.7%	3.9	26.0%	69.0%	30.7%	648

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.4 million. Approximately 46% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of June 30, 2018, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $31.2 million and $61.1 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of June 30, 2018 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,216,350	62.9%	37.1%	162,488	670	18.0%	11.1%	151	3.5	1.8%	1.1%	2.0%	17.7%	5.7%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of June 30, 2018, we had a net investment of $57.8 million in LoanCo and WarrantCo. For further information, see Note 9 to our Condensed Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2018(C)	$242,082	25.0%	$242,082	14.6%	1.4	0.6%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of May 31, 2018 as a result of the one month reporting lag.

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

Our critical accounting policies as of June 30, 2018, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Interest income	$403,805	$471,952	$(68,147)	$787,378	$764,490	$22,888
Interest expense	133,916	115,157	18,759	258,303	213,386	44,917
Net Interest Income	269,889	356,795	(86,906)	529,075	551,104	(22,029)

Impairment
Other-than-temporary impairment (OTTI) on securities	12,631	5,115	7,516	19,301	7,227	12,074
Valuation and loss provision (reversal) on loans and real estate owned	3,658	20,771	(17,113)	22,665	38,681	(16,016)
	16,289	25,886	(9,597)	41,966	45,908	(3,942)

Net interest income after impairment	253,600	330,909	(77,309)	487,109	505,196	(18,087)
Servicing revenue, net	146,193	170,851	(24,658)	363,429	211,453	151,976
Other Income
Change in fair value of investments in excess mortgage servicing rights	(5,276)	(19,180)	13,904	(50,967)	(18,359)	(32,608)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	1,705	4,246	(2,541)	2,228	4,002	(1,774)
Change in fair value of investments in mortgage servicing rights financing receivables	(119,103)	5,596	(124,699)	151,973	5,596	146,377
Change in fair value of servicer advance investments	(1,752)	56,969	(58,721)	(81,228)	59,528	(140,756)
Gain (loss) on settlement of investments, net	14,655	13,371	1,284	117,957	(303)	118,260
Earnings from investments in consumer loans, equity method investees	2,982	5,880	(2,898)	7,788	5,880	1,908
Other income (loss), net	9,977	(9,035)	19,012	19,961	(2,191)	22,152
	(96,812)	57,847	(154,659)	167,712	54,153	113,559

Operating Expenses
General and administrative expenses	20,575	16,042	4,533	40,582	27,869	12,713
Management fee to affiliate	15,453	14,186	1,267	30,563	27,260	3,303
Incentive compensation to affiliate	26,732	40,172	(13,440)	41,321	52,632	(11,311)
Loan servicing expense	11,035	13,002	(1,967)	22,549	26,378	(3,829)
Subservicing expense	45,958	55,958	(10,000)	92,555	73,662	18,893
	119,753	139,360	(19,607)	227,570	207,801	19,769

Income (Loss) Before Income Taxes	183,228	420,247	(237,019)	790,680	563,001	227,679
Income tax expense (benefit)	(2,608)	82,844	(85,452)	(9,520)	88,440	(97,960)
Net Income (Loss)	$185,836	$337,403	$(151,567)	$800,200	$474,561	$325,639
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$11,078	$15,671	$(4,593)	$21,189	$31,451	$(10,262)
Net Income (Loss) Attributable to Common Stockholders	$174,758	$321,732	$(146,974)	$779,011	$443,110	$335,901

Interest Income

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Interest income decreased by $68.1 million, primarily attributable to a decrease in interest income of (i) $73.3 million primarily due to the transfer of HLSS Servicer Advance Investments and Excess MSR investment to Mortgage Servicing Rights Financing Receivables and related servicer advance receivables as a result of the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), partially offset by increase from Mortgage Servicing Rights Financing Receivables due to the PHH Transaction, and (ii) $12.7 million from Consumer Loans attributable to lower unpaid principal balance. The decrease was partially offset by (iii) a $15.0 million increase from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls, and (iv) a $2.1 million increase from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Interest income increased by $22.9 million, primarily attributable to incremental interest income of (i) $31.4 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls, (ii) $13.3 million increase from Mortgage Servicing Rights Financing Receivables due to the PHH Transaction, net of a decrease due to the transfer of HLSS Servicer Advance Investments and Excess MSR investment to Mortgage Servicing Rights Financing Receivables and related servicer advance receivables as a result of the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), and (iii) $9.4 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls. The increase was partially offset by (iv) a $32.4 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Interest Expense

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Interest expense increased by $18.8 million primarily attributable to increases of (i) $19.0 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to June 30, 2017, (ii) $7.0 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iii) $1.9 million of interest expense on MSRs and related servicer advances financing obtained subsequent to June 30, 2017. The increases were partially offset by (iv) a $6.5 million decrease in interest on debt collateralized by Excess MSRs as a result of repayments subsequent to June 30, 2017, and (v) a $2.6 million decrease in interest on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Interest expense increased by $44.9 million primarily attributable to increases of (i) $39.6 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to June 30, 2017, (ii) $15.8 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iii) $7.6 million of interest expense on MSRs and related servicer advances financing obtained subsequent to June 30, 2017. The increases were partially offset by (iv) a $12.1 million decrease in interest on debt collateralized by Excess MSRs as a result of repayments subsequent to June 30, 2017, and (v) a $6.0 million decrease in interest on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding.

Other-Than-Temporary Impairment on Securities

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The other-than-temporary impairment on securities increased by $7.5 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of June 30, 2018.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The other-than-temporary impairment on securities increased by $12.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of June 30, 2018.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The $17.1 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $15.0 million reversal in impairment on certain non-performing loans with improved performance and certain REOs with an increase in home prices, and (ii) $2.4 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance. The decrease was partially offset by (iii) a $0.3 million decrease of reserve related to certain Ginnie Mae EBO servicer advance receivables, during the three months ended June 30, 2018.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The $16.0 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $8.3 million reversal in impairment on certain non-performing loans with improved performance and certain REOs with an increase in home prices, and (ii) $8.5 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance. The decrease was partially offset by (iii) a $0.8 million decrease of reserve related to certain Ginnie Mae EBO servicer advance receivables, during the six months ended June 30, 2018.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$21,372	$(12,718)	$34,090	$170,636	$(19,826)	$190,462
Changes in discount rates	51,338	71,450	(20,112)	52,959	72,090	(19,131)
Changes in other factors	(20,078)	31,010	(51,088)	(41,170)	36,719	(77,889)
Total	$52,632	$89,742	$(37,110)	$182,425	$88,983	$93,442

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Servicing revenue, net decreased $24.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 mainly attributable to changes in valuation inputs and assumptions, primarily driven by a smaller decrease in discount rates and increase in prepayment rates and lower recapture rates. The $37.1 million decrease was partially offset by a $13.6 million increase in net servicing fee revenue and fees as a result of MSR acquisitions closed subsequent to June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Servicing revenue, net increased $152.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM, which closed subsequent to June 30, 2017 (Note 5 to our Condensed Consolidated Financial Statements). In addition to a $88.5 million increase in servicing fee revenue and fees as a result of MSR acquisitions closed subsequent to June 30, 2017, $93.4 million of the increase was related to changes in valuation inputs and assumptions, primarily driven by a decrease in prepayment rates due to an increase in interest rates and an increase in the custodial earnings rate, partially offset by higher delinquency assumptions and lower recapture rates. The increases were partially offset by a $30.0 million increase in amortization as a result of MSR acquisitions closed subsequent to June 30, 2017.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$(5,307)	$(22,330)	$17,023	$(5,870)	$(20,198)	$14,328
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	31	3,150	(3,119)	(45,097)	1,839	(46,936)
Total	$(5,276)	$(19,180)	$13,904	$(50,967)	$(18,359)	$(32,608)

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The negative mark-to-market adjustments during the three months ended June 30, 2018 and three months ended June 30, 2017 were mainly driven by changes in interest rates and prepayment rates.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The negative mark-to-market adjustments during the six months ended June 30, 2018 was mainly driven by the realization of unrealized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) of $40.4 million, which are reflected as a reclassification to Gain (Loss) on Settlement of Investments, Net.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$(475)	$1,481	$(1,956)	$(1,508)	$140	$(1,648)
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	2,180	2,765	(585)	3,736	3,862	(126)
Total	$1,705	$4,246	$(2,541)	$2,228	$4,002	$(1,774)

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The positive mark-to-market adjustments during the three months ended June 30, 2018 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, which totaled $2.2 million during the three months ended June 30, 2018, compared to $2.8 million during the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The positive mark-to-market adjustments during the six months ended June 30, 2018 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, which totaled $3.7 million during the six months ended June 30, 2018, compared to $3.9 million during the six months ended June 30, 2017.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$(49,581)	$(3,528)	$(46,053)	$(14,613)	$(3,528)	$(11,085)
Changes in discount rates	9,642	9,303	339	212,273	9,303	202,970
Changes in other factors	(22,324)	948	(23,272)	59,856	948	58,908
Total	$(62,263)	$6,723	$(68,986)	$257,516	$6,723	$250,793

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The change in fair value of investments in mortgage servicing rights financing receivable decreased $124.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the acquisition of mortgage servicing rights financing receivable as a result of the PHH Transaction and Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which are measured at fair value on a recurring basis. $69.0 million of the decrease was related to changes in valuation inputs and assumptions, primarily faster prepayment rates and lower recapture rates, and $55.7 million of the decrease was driven by amortization of servicing rights.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The change in fair value of investments in mortgage servicing rights financing receivable increased $146.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the acquisition of mortgage servicing rights financing receivable as a result of the PHH Transaction and Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which are measured at fair value on a recurring basis. $250.8 million of the increase was related to changes in valuation inputs and assumptions, which was offset by $104.4 million of amortization of servicing rights. In addition to changes in discount rates, a change in expected cash flows associated with REO commissions, partially offset by lower projected custodial earnings and higher delinquency assumptions related to the PHH portfolio, contributed to the increase in change in fair value of investments in mortgage servicing rights financing receivable.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$531	$(5,487)	$6,018	$1,537	$(3,503)	$5,040
Changes in discount rates	(1,040)	(154,803)	153,763	(8,656)	(154,803)	146,147
Changes in other factors	(1,243)	217,259	(218,502)	(74,109)	217,834	(291,943)
Total	$(1,752)	$56,969	$(58,721)	$(81,228)	$59,528	$(140,756)

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

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

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The realization of unrealized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) resulted in a reclassification to Gain (Loss) on Settlement of Investments, Net of $72.6 million during the six months ended June

30, 2018. The positive mark-to-market adjustments during the three months ended June 30, 2017 were mainly driven by a change in valuation assumptions related to the HLSS portfolio. Primarily, we reduced our assumption related to the cost of subservicing in periods subsequent to the expiration of the related contract to reflect the current characteristics of, and market for, this investment. This change in assumption resulted in a positive mark-to-market adjustment of $193.8 million.

Gain (Loss) on Settlement of Investments, Net

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Gain (loss) on settlement of investments increased by $1.3 million, primarily related to (i) a $47.0 million change in loss on settlement of derivatives to gain on settlement of derivatives related to TBAs and interest rate swaps, and (ii) a $2.9 million decrease in loss on liquidated residential mortgage loans, held-for-investment. The increase was partially offset by (iii) a $30.0 million change in gain on sale of real estate securities to loss on sale of real estate securities, (iv) a $17.1 million decrease in gain on sale of residential mortgage loans, and (v) a $1.6 million increase in loss on sale of REO, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Gain (loss) on settlement of investments increased by $118.3 million, primarily related to (i) $113.0 million of realized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which were reclassified from the related change in fair value accounts, (ii) a $96.2 million change in loss on settlement of derivatives to gain on settlement of derivatives related to TBAs and interest rate swaps, and (iii) a $4.7 million decrease in loss on liquidated residential mortgage loans. The increase was partially offset by (iv) a $60.2 million change in gain on sale of real estate securities to loss on sale of real estate securities, and (v) a $34.4 million change in gain on sale of residential mortgage loans to loss on sale of residential mortgage loans, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $2.9 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Earnings from investments in Consumer Loans, Equity Method Investees increased by $1.9 million as a result of an increase in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Other Income (Loss), Net

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Other income (loss), net increased by $19.0 million, primarily attributable to (i) a $9.3 million change in loss on derivative instruments to gain on derivative instruments, (ii) $5.7 million change in unrealized loss on other ABS to unrealized gain on other ABS, and (iii) $3.3 million increase in other income related to residential mortgage loans, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Other income (loss), net increased by $22.2 million, primarily attributable to (i) a $7.4 million change in loss on derivative instruments to gain on derivative instruments, (ii) a $4.8 million gain on Ocwen common stock acquired in September 2017, (iii) a $4.7 million increase in unrealized gain on other ABS, (iv) a $3.9 million increase in other income related to residential mortgage loans, advance recoveries from liquidations, and increase in mark-to-market gains from warrants, partially offset by an increase in REO expenses, and (v) a $2.9 million increase in gain on excess MSRs. The increase was partially offset by (vi) a $1.1 million decrease in gain on transfer of loans to REO, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

General and Administrative Expenses

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

General and administrative expenses increased by $4.5 million primarily attributable to (i) a $3.6 million increase in deal related expenses related to corporate transactions and collapse transactions that closed subsequent to June 30, 2017, and (ii) $1.4 million increase in other general and administrative expenses related to newly acquired Residential Mortgage Loans, during the three months ended June 30, 2018.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

General and administrative expenses increased by $12.7 million primarily attributable to (i) a $7.0 million increase in deal related expenses related to corporate transactions and collapse transactions that closed subsequent to June 30, 2017, (ii) $2.9 million increase in other general and administrative expenses related to newly acquired Residential Mortgage Loans, (iii) a $1.5 million increase in custodian expense as a result of transactions that closed subsequent to June 30, 2017 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), and (iv) $0.9 million increase in tax and audit fees as a result of transactions closed subsequent to June 30, 2017, during the six months ended June 30, 2018.

Management Fee to Affiliate

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Management fee to affiliate increased by $1.3 million as a result of increases to our gross equity subsequent to June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Management fee to affiliate increased by $3.3 million as a result of increases to our gross equity subsequent to June 30, 2017.

Incentive Compensation to Affiliate

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Incentive compensation to affiliate decreased by $13.4 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Incentive compensation to affiliate decreased by $11.3 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Loan Servicing Expense

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Loan servicing expense decreased by $2.0 million primarily due to a $2.5 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Loan servicing expense decreased by $3.8 million primarily due to (i) a $4.8 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance, partially offset by (ii) a $1.0 million increase of loan servicing expense on Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls.

Subservicing Expense

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Subservicing expense decreased $10.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as a result of lower ancillary fees, partially offset by transactions that closed subsequent to June 30, 2017 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Subservicing expense increased $18.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of transactions that closed subsequent to June 30, 2017 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Income tax expense (benefit) changed by $85.5 million, as a result of an income tax benefit of $2.6 million during the three months ended June 30, 2018 compared to an income tax expense of $82.8 million during the three months ended June 30, 2017, primarily due to (i) realization of deferred tax assets related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), (ii) net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on investments in Servicer Advances during the three months ended June 30, 2017, (iii) mark-to-market and interest income on Servicing Related Assets during the three months ended June 30, 2018, and (iv) a decrease in effective tax rates subsequent to June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Income tax expense (benefit) changed by $98.0 million, as a result of an income tax benefit of $9.5 million during the six months ended June 30, 2018 compared to an income tax expense of $88.4 million during the six months ended June 30, 2017, primarily due to (i) realization of deferred tax assets related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), (ii) net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on investments in Servicer Advances during the six months ended June 30, 2017, (iii) mark-to-market and interest income on Servicing Related Assets during the six months ended June 30, 2018, and (iv) a decrease in effective tax rates subsequent to June 30, 2017.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Noncontrolling interests in income of consolidated subsidiaries decreased by $4.6 million primarily due to (i) a $2.3 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in noncontrolling ownership from 54.2% to 27.2% in August 2017, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the three months ended June 30, 2018, and (ii) a $2.3 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Noncontrolling interests in income of consolidated subsidiaries decreased by $10.3 million primarily due to (i) a $6.7 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in noncontrolling ownership from 54.2% to 27.2% in August 2017, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the six months ended June 30, 2018, and (ii) a $3.6 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our servicer subsidiary, NRM, is subject to regulatory requirements regarding NRM’s liquidity. As of June 30, 2018, approximately $120.0 million of our cash and cash equivalents was held at NRM, of which $34.0 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2018, we had outstanding repurchase agreements with an aggregate face amount of approximately $8.8 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4% - 5% for Agency RMBS, 10% - 60% for Non-Agency RMBS, and 3% - 41% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.1 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	June 30, 2018
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$1,122,411	$1,122,411	Jul-18	2.18%	0.1	$1,190,879	$1,182,808	$1,174,578	0.4
Non-Agency RMBS (E)	5,405,096	5,405,096	Jul-18 to Sep-18	3.39%	0.1	13,216,453	6,096,983	6,565,322	7.3
Residential Mortgage Loans(F)	2,126,086	2,125,071	Jul-18 to Dec-19	4.09%	0.5	2,676,421	2,459,100	2,434,254	4.5
Real Estate Owned(G)(H)	104,606	104,556	Jul-18 to Dec-19	4.16%	0.2	N/A	N/A	133,504	N/A
Total Repurchase Agreements	8,758,199	8,757,134		3.42%	0.2
Notes and Bonds Payable
Excess MSRs(I)	197,759	197,563	Feb-20 to Jul-22	4.97%	4.1	150,771,743	408,244	522,540	5.7
MSRs(J)	1,896,688	1,888,618	Feb-19 to May-23	4.14%	3.3	340,548,316	3,191,130	4,001,757	6.5
Servicer Advances(K)	3,539,105	3,532,641	Mar-19 to Dec-21	3.48%	2.2	3,946,804	4,028,735	4,050,884	1.4
Residential Mortgage Loans(L)	6,110	6,110	Oct-18	4.33%	0.3	8,323	4,706	4,706	6.2
Consumer Loans(M)	1,085,465	1,081,193	Dec-21 to Mar-24	3.38%	3.0	1,216,194	1,218,423	1,212,761	3.5
Receivable from government agency(L)	1,651	1,651	Oct-18	4.30%	0.3	N/A	N/A	1,156	N/A
Total Notes and Bonds Payable	6,726,778	6,707,776		3.69%	2.7
Total/ Weighted Average	$15,484,977	$15,464,910		3.54%	1.3

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through July 30, 2018 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $22.1 million of associated accrued interest payable as of June 30, 2018.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $1.1 billion of related trade and other receivables.

(E)	All of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This includes repurchase agreements of $162.2 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

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

(J)
Includes: $205.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.25%; $230.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%; $73.4 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,388.2 million of public notes with fixed interest rates ranging from 3.55% to 4.45%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$3.3 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0% to 2.2%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)	Represents: (i) a $7.8 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $796.4 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $41.7 million face amount note which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $8.8 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2018
	Outstanding Balance at June 30, 2018	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$1,122,411	$1,222,957	$1,974,531	1.75%
Non-Agency RMBS	5,405,096	5,104,004	5,439,322	3.19%
Residential mortgage loans	1,750,505	1,399,320	2,425,217	3.97%
Real estate owned	135,295	93,737	137,095	3.94%
Notes and Bonds Payable
MSRs	205,000	310,512	596,898	4.24%
Servicer advances	404,451	248,855	514,659	3.01%
Residential mortgage loans	6,110	6,858	7,597	4.33%
Receivable from government agency	1,652	2,455	3,231	4.30%
Total/Weighted Average	$9,030,520	$8,388,698		3.19%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Repurchase Agreements
Agency RMBS	$1,961,597	$1,900,271	$1,280,639	$1,165,909
Non-Agency RMBS	4,319,758	4,584,859	4,946,706	5,259,463
Residential mortgage loans	1,170,488	1,596,385	1,178,834	1,617,382
Real estate owned	75,870	102,464	102,198	85,368

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of June 30, 2018, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2018	$—	$8,252,495	$8,252,495
2019	931,902	718,465	1,650,367
2020	824,179	—	824,179
2021	1,824,701	833,977	2,658,678
2022	73,442	427,778	501,220
2023 and thereafter	1,043,790	554,248	1,598,038
	$4,698,014	$10,786,963	$15,484,977

(A)	Includes repurchase agreements and notes and bonds payable of $0.0 million and $4,698.0 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $8,758.0 million and $2,029.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 4.4% and 17.7%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 12.7% and 21.6%, respectively, during the six months ended June 30, 2018.

Borrowing Capacity

The following table represents our borrowing capacity as of June 30, 2018 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$3,541,961	$2,230,692	$1,311,269
Notes and Bonds Payable
Excess MSRs	150,000	—	150,000
MSRs	975,000	278,442	696,558
Servicer advances(A)	1,745,000	1,275,406	469,594
Consumer loans	150,000	41,676	108,324
	$6,561,961	$3,826,216	$2,735,745

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.1% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds, collateralized by servicer advances with a current face amount of $86.3 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2018.

Stockholders’ Equity

Common Stock

Approximately 0.5 million shares of our common stock were held by Fortress, through its affiliates, as of June 30, 2018.

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

As of June 30, 2018, our outstanding options had a weighted average exercise price of $15.54. Our outstanding options as of June 30, 2018 were summarized as follows:

Held by the Manager	4,037,056
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,530,916
Issued to the independent directors	6,000
Total	5,573,972

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2018, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2017	$364,467
Net unrealized gain (loss) on securities	37,044
Reclassification of net realized (gain) loss on securities into earnings	57,259
Accumulated other comprehensive income, June 30, 2018	$458,770

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2018, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of mortgage credit spreads. We recorded OTTI charges of $19.3 million with respect to real estate securities and realized gains of $38.0 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
December 31, 2017	January 2018	$0.50
March 31, 2018	April 2018	$0.50
June 30, 2018	July 2018	$0.50

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $540.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Operating cash flows for the six months ended June 30, 2018 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $1.8 billion, servicing fees received of $266.4 million, net funding of servicer advances receivable of $425.2 million, collections on receivables and other assets of $32.3 million, net interest income received of $338.4 million, and distributions of earnings from equity method investees of $9.8 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $2.4 billion, incentive compensation and management fees paid to the Manager of $111.5 million, income taxes paid of $3.2 m illion, subservicing fees paid of $151.7 million and other outflows of approximately $56.0 million that primarily consisted of general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $(55.7) million for the six months ended June 30, 2018. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $(232.5) million during the six months ended June 30, 2018. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $619.9 million. As of June 30, 2018, there was $5,651.8 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $177.9 million as of May 31, 2018. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of June 30, 2018. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2018 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2017, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2018:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2018, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $181.2 million of unfunded and available revolving credit privileges as of June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$174,758	$321,732	$779,011	$443,110
Impairment	16,289	25,886	41,966	45,908
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	5,276	19,180	50,967	18,359
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(1,705)	(4,246)	(2,228)	(4,002)
Change in fair value of investments in mortgage servicing rights financing receivables	62,263	(6,723)	(257,516)	(6,723)
Change in fair value of servicer advance investments	1,752	(56,969)	81,228	(59,528)
(Gain) loss on settlement of investments, net	(14,655)	(13,371)	(117,957)	303
Unrealized (gain) loss on derivative instruments	(1,240)	8,010	(3,686)	3,684
Unrealized (gain) loss on other ABS	(5,117)	607	(4,804)	(151)
(Gain) loss on transfer of loans to REO	(6,320)	(4,978)	(10,490)	(11,612)
(Gain) loss on transfer of loans to other assets	175	(81)	120	(293)
(Gain) loss on Excess MSRs	(1,365)	(715)	(4,270)	(1,342)
(Gain) loss on Ocwen common stock	972	—	(4,800)	—
Other (income) loss	2,918	6,192	7,969	11,905
Total Other Income Adjustments	42,954	(53,094)	(265,467)	(49,400)

Other Income and Impairment attributable to non-controlling interests	(5,869)	(7,848)	(12,455)	(18,101)
Change in fair value of investments in mortgage servicing rights	(52,632)	(89,742)	(182,425)	(88,983)
Non-capitalized transaction-related expenses	6,373	5,278	13,510	7,930
Incentive compensation to affiliate	26,732	40,172	41,321	52,632
Deferred taxes	(1,759)	82,188	(10,815)	85,606
Interest income on residential mortgage loans, held-for-sale	2,562	3,789	6,868	7,466
Limit on RMBS discount accretion related to called deals	(5,920)	(6,516)	(10,194)	(6,516)
Adjust consumer loans to level yield	(9,213)	(8,566)	(15,155)	(13,586)
Core earnings of equity method investees:
Excess mortgage servicing rights	3,432	4,456	6,046	6,534
Core Earnings	$197,707	$317,735	$392,211	$472,600

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

As of June 30, 2018, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $11.6 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would decrease our cash flows by approximately $11.6 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of June 30, 2018 and assuming a LIBOR floor of 0.0%).

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

As of June 30, 2018, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $275.0 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $345.6 million, based on the present value of estimated cash flows on a static port folio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

As of June 30, 2018, a 25 basis point increase in credit spreads would decrease our net book value by approximately $177.3 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $178.2 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of June 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2018	$300,400
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$325,849	$312,600	$289,149	$278,733
Change in estimated fair value:
Amount	$25,449	$12,200	$(11,251)	$(21,667)
%	8.5%	4.1%	(3.7)%	(7.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$321,788	$310,871	$290,376	$280,770
Change in estimated fair value:
Amount	$21,388	$10,471	$(10,024)	$(19,630)
%	7.1%	3.5%	(3.3)%	(6.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$302,852	$301,626	$299,175	$297,950
Change in estimated fair value:
Amount	$2,452	$1,226	$(1,225)	$(2,450)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$292,251	$296,293	$304,588	$308,844
Change in estimated fair value:
Amount	$(8,149)	$(4,107)	$4,188	$8,444
%	(2.7)%	(1.4)%	1.4%	2.8%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of June 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2018	$194,899
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$210,484	$202,313	$187,781	$181,296
Change in estimated fair value:
Amount	$15,585	$7,414	$(7,118)	$(13,603)
%	8.0%	3.8%	(3.7)%	(7.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$213,931	$203,995	$186,102	$178,035
Change in estimated fair value:
Amount	$19,032	$9,096	$(8,797)	$(16,864)
%	9.8%	4.7%	(4.5)%	(8.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$195,112	$195,004	$194,790	$194,682
Change in estimated fair value:
Amount	$213	$105	$(109)	$(217)
%	0.1%	0.1%	(0.1)%	(0.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$191,032	$192,870	$196,636	$198,565
Change in estimated fair value:
Amount	$(3,867)	$(2,029)	$1,737	$3,666
%	(2.0)%	(1.0)%	0.9%	1.9%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of June 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2018	$159,034
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$171,557	$165,037	$153,490	$148,358
Change in estimated fair value:
Amount	$12,523	$6,003	$(5,544)	$(10,676)
%	7.9%	3.8%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$169,557	$164,189	$154,087	$149,344
Change in estimated fair value:
Amount	$10,523	$5,155	$(4,947)	$(9,690)
%	6.6%	3.2%	(3.1)%	(6.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$160,695	$159,863	$158,199	$157,367
Change in estimated fair value:
Amount	$1,661	$829	$(835)	$(1,667)
%	1.0%	0.5%	(0.5)%	(1.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$154,425	$156,711	$161,394	$163,794
Change in estimated fair value:
Amount	$(4,609)	$(2,323)	$2,360	$4,760
%	(2.9)%	(1.5)%	1.5%	3.0%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivables, owned as of June 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2018	$2,710,259
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,920,783	$2,811,591	$2,616,027	$2,528,211
Change in estimated fair value:
Amount	$210,524	$101,332	$(94,232)	$(182,048)
%	7.8%	3.7%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,890,552	$2,798,280	$2,626,268	$2,546,122
Change in estimated fair value:
Amount	$180,293	$88,021	$(83,991)	$(164,137)
%	6.7%	3.2%	(3.1)%	(6.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,736,511	$2,723,386	$2,697,136	$2,684,011
Change in estimated fair value:
Amount	$26,252	$13,127	$(13,123)	$(26,248)
%	1.0%	0.5%	(0.5)%	(1.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,656,273	$2,683,270	$2,737,254	$2,764,236
Change in estimated fair value:
Amount	$(53,986)	$(26,989)	$26,995	$53,977
%	(2.0)%	(1.0)%	1.0%	2.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivables, owned as of June 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2018	$1,291,498
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,411,013	$1,348,473	$1,239,416	$1,191,653
Change in estimated fair value:
Amount	$119,515	$56,975	$(52,082)	$(99,845)
%	9.3%	4.4%	(4.0)%	(7.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,383,147	$1,335,717	$1,250,216	$1,211,594
Change in estimated fair value:
Amount	$91,649	$44,219	$(41,282)	$(79,904)
%	7.1%	3.4%	(3.2)%	(6.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,293,006	$1,292,252	$1,290,746	$1,289,995
Change in estimated fair value:
Amount	$1,508	$754	$(752)	$(1,503)
%	0.1%	0.1%	(0.1)%	(0.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,289,172	$1,290,334	$1,292,662	$1,293,816
Change in estimated fair value:
Amount	$(2,326)	$(1,164)	$1,164	$2,318
%	(0.2)%	(0.1)%	0.1%	0.2%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, including mortgage servicing rights financing receivables, owned as of June 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2018	$135,288
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$140,887	$137,960	$132,840	$130,591
Change in estimated fair value:
Amount	$5,599	$2,672	$(2,448)	$(4,697)
%	4.1%	2.0%	(1.8)%	(3.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$142,262	$138,650	$132,167	$129,244
Change in estimated fair value:
Amount	$6,974	$3,362	$(3,121)	$(6,044)
%	5.2%	2.5%	(2.3)%	(4.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$136,750	$136,019	$134,556	$133,826
Change in estimated fair value:
Amount	$1,462	$731	$(732)	$(1,462)
%	1.1%	0.5%	(0.5)%	(1.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$132,294	$133,793	$136,794	$138,289
Change in estimated fair value:
Amount	$(2,994)	$(1,495)	$1,506	$3,001
%	(2.2)%	(1.1)%	1.1%	2.2%

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

We have entered into an agreement for the purchase and sale of approximately $60.1 billion UPB of MSRs and related servicer advances from PHH Mortgage Corporation and its subsidiaries (“PHH”) (the various aspects of such transaction, the “PHH Transaction”). Although we have completed a portion of the MSR transfers contemplated by the PHH Transaction, the completion of the pending portions of the PHH Transaction is subject to the satisfaction of closing conditions, consents of third parties and certain actions by rating agencies and we cannot assure you that such conditions will be satisfied or that such portions of the PHH Transaction will be successfully completed on their current terms, if at all. In the event that any portion of the PHH Transaction is not consummated, we will have spent considerable time and resources, and incurred substantial costs, many of which must be paid even if the PHH Transaction is not completed. The purchase settled in stages during 2017. As of June 30, 2018, MSRs, and related servicer advances receivables, with respect to private-label residential mortgage loans of approximately $5.3 billion in total UPB with a purchase price of approximately $31.4 million had not been settled.

In addition, we have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to NRM, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to NRM. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to NRM. As of June 30, 2018, MSRs representing approximately $15.5 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to the Condensed Consolidated Financial Statements).

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

We acquired Shellpoint Partners LLC, and certain subsidiaries of Shellpoint Partners LLC originate and service residential mortgage loans, which may subject us to various new and/or increased risks that could have a negative impact on our financial results.

On November 29, 2017, a wholly owned subsidiary of NRM (the “Shellpoint Purchaser”) entered into a Securities Purchase Agreement (as amended on July 3, 2018, the “SPA”) with Shellpoint Partners LLC (“Shellpoint”), the sellers party thereto and Shellpoint Services LLC, as the original representative of the sellers and later replaced by Shellpoint Representative LLC as the replacement representative of the sellers, pursuant to which, the Shellpoint Purchaser purchased all of the outstanding equity interests of Shellpoint (the “Shellpoint Acquisition”). On July 3, 2018, we consummated the Shellpoint Acquisition. Shellpoint subsidiaries, now subsidiaries of New Residential, perform various mortgage and real estate related services, and have origination and servicing operations, which entails borrower-facing activities and employing personnel. Since the closing of the Shellpoint Acquisition, Shellpoint entities have maintained such operations and, in the future, we expect such operations to continue. Neither we nor any of our subsidiaries has previously originated or serviced loans directly, and owning entities that perform these and other operations could expose us to risks similar to those of our Servicing Partners, as well as various new and/or increased indirect regulatory risks, including, but not limited to:

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

•
risks related to securitizing any loans originated and/or serviced by Shellpoint entities, including, among others: compliance with the terms of the agreements governing the securitized pools of loans, including any indemnification and repurchase provisions; reliance on programs administered by Fannie Mae, Freddie Mac, and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto; and federal and state legislative initiatives in securitizations, such as the risk retention requirements under the Dodd-Frank Act;

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

As of June 30, 2018, 24.8% and 20.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 8.0% and 6.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of June 30, 2018, 37.0% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 24.0% was located in the Southeastern U.S., 20.1% was located in the Northeastern U.S., 11.1% was located in the Midwestern U.S. and 7.0% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.8% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2018, 89.6% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 10.4% consisted of fixed rate securities, and 7.8% of our Agency RMBS portfolio consisted of floating rate securities and 92.2% consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our interests in MSRs, RMBS, loans, derivatives and any floating rate debt obligations that we may incur. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-

earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate and other securities and loans at attractive prices, the value of our real estate and other securities, loans and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, REIT rules or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

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

On May 22, 2015, a purported stockholder of the Company, Chester County Employees’ Retirement Fund, filed a class action and derivative action in the Delaware Court of Chancery purportedly on behalf of all stockholders and the Company, titled Chester County Employees’ Retirement Fund v. New Residential Investment Corp., et al., C.A. No. 11058-VCMR. On October 30, 2015, plaintiff filed an amended complaint (the “Amended Complaint”). The lawsuit names the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP as defendants, and alleges breaches of fiduciary duties by the Company, our directors, our Manager, Fortress and Fortress Operating Entity I LP in connection with the HLSS Acquisition. The lawsuit also seeks declaratory judgment, among other things, as to the applicability of Article Twelfth of the Company’s Certificate of Incorporation and as to the validity of the release of claims of the Company’s stockholders related to the termination of the HLSS Initial Merger Agreement. The Amended Complaint seeks declaratory relief, equitable relief and damages. On December 11, 2015, defendants filed a motion to dismiss the Amended Complaint, which was heard by the court on June 14, 2016. On October 7, 2016, the court issued an opinion dismissing without prejudice the breach of fiduciary duty claims and declaratory judgment claims, except for the claim relating to the applicability of Article Twelfth. On October 14, 2016, plaintiff moved to reargue the Court's dismissal opinion, and defendants filed an opposition to the motion for reargument on October 28, 2016. On December 1, 2016, the court denied the motion for reargument. Plaintiff filed a second amended complaint (the “Second Amended Complaint”) on February 27, 2017 containing allegations and seeking relief similar to that in the Amended Complaint. Defendants moved to dismiss the Second Amended Complaint on March 30, 2017. The court held an oral argument on the motion to dismiss on July 7, 2017, which the court granted in the defendants’ favor on October 6, 2017. On November 2, 2017, the plaintiff filed a notice of appeal to the Delaware Supreme Court appealing the court’s original motion to dismiss opinion, motion for reargument opinion, and second motion to dismiss opinion. Oral argument on the appeal was held May 2, 2018. On May 10, 2018, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s prior dismissals.

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

On December 27, 2017, SoftBank announced that it completed the SoftBank Merger. In connection with the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York. There can be no assurance that the SoftBank Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of New Residential as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Nationstar—invest in real estate and other securities and loans, consumer loans and interests in MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.6 billion in investments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Nationstar which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in interests in MSRs, consumer loans, and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

The ownership by our executive officers and directors of shares of common stock, options, or other equity awards of Nationstar and other entities either owned by Fortress funds managed by affiliates of our Manager or managed by our Manager may create, or may create the appearance of, conflicts of interest.

Some of our directors, officers and other employees of our Manager hold positions with Nationstar and other entities either owned by Fortress funds managed by affiliates of our Manager or managed by our Manager and own such entities’ common stock, options to purchase such entities’ common stock or other equity awards. Such ownership may create, or may create the appearance of, conflicts of interest when these directors, officers and other employees are faced with decisions that could have different implications for such entities than they do for us.

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

2.1†
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2†
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3†
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4†
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5†
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6†
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7†
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8†
Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9†
Amendment No. 1 to the Securities Purchase Agreement, dated as of July 3, 2018, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Representative LLC, as replacement representative of the Sellers

3.1
Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

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

10.40
Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#
Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42
Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#
Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#
Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#
Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#
Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.47#
First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.48#
Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.49
Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.50#
Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.51#
New RMSR Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

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

July 30, 2018

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 30, 2018

By:	/s/ David Schneider
David Schneider
Chief Accounting Officer
(Principal Accounting Officer)

July 30, 2018