Form 10-Q
period 2018-09-30
New Residential Investment Corp.
filed 2018-10-30
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Common stock, $0.01 par value per share: 340,354,429 shares outstanding as of October 26, 2018.

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

•
the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs”), Excess MSRs, Servicer Advance Investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans and consumer loan portfolios;

•	the risks related to our acquisition of Shellpoint Partners LLC and ownership of entities that perform origination and servicing operations;

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$467,061	$1,173,713
Excess mortgage servicing rights, equity method investees, at fair value	154,939	171,765
Mortgage servicing rights, at fair value	2,872,004	1,735,504
Mortgage servicing rights financing receivables, at fair value	1,681,072	598,728
Servicer advance investments, at fair value(A)	799,936	4,027,379
Real estate and other securities, available-for-sale	11,650,257	8,071,140
Residential mortgage loans, held-for-investment (includes $123,606 and $0 at fair value at September 30, 2018 and December 31, 2017, respectively)(A)	776,323	691,155
Residential mortgage loans, held-for-sale	1,996,303	1,725,534
Residential mortgage loans, held-for-sale, at fair value	524,863	—
Real estate owned	115,160	128,295
Residential mortgage loans subject to repurchase	110,181	—
Consumer loans, held-for-investment(A)	1,140,769	1,374,263
Consumer loans, equity method investees	44,787	51,412
Cash and cash equivalents(A)	330,148	295,798
Restricted cash	155,749	150,252
Servicer advances receivable	3,217,121	675,593
Trades receivable	3,424,865	1,030,850
Other assets	629,231	312,181
	$30,090,769	$22,213,562
Liabilities and Equity
Liabilities
Repurchase agreements	$14,387,020	$8,662,139
Notes and bonds payable (includes $117,470 and $0 at fair value at September 30, 2018 and December 31, 2017, respectively)(A)	7,254,946	7,084,391
Trades payable	1,791,191	1,169,896
Residential mortgage loans repurchase liability	110,181	—
Due to affiliates	74,135	88,961
Dividends payable	170,177	153,681
Deferred tax liability, net	3,910	19,218
Accrued expenses and other liabilities(A)	462,161	239,114
	24,253,721	17,417,400
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 340,354,429 and 307,361,309 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,404	3,074
Additional paid-in capital	4,256,045	3,763,188
Retained earnings	1,014,919	559,476
Accumulated other comprehensive income (loss)	468,952	364,467
Total New Residential stockholders’ equity	5,743,320	4,690,205
Noncontrolling interests in equity of consolidated subsidiaries	93,728	105,957
Total Equity	5,837,048	4,796,162
	$30,090,769	$22,213,562

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(dollars in thousands)

(A)
New Residential’s Condensed Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, Advance Purchaser LLC (the “Buyer”) (Note 6), Shellpoint Asset Funding Trust 2013-1 (“SAFT 2013-1”) and the Shelter retail mortgage origination joint ventures (“Shelter JVs”) (Note 8) and the Consumer Loan SPVs (Note 9), which primarily hold investments in Servicer Advance Investments, residential mortgage loans and consumer loans, respectively, financed with notes and bonds payable. The balance sheets of the Buyer, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs are included in Notes 6, 8 and 9, respectively. The creditors of the Buyer, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$425,524	$397,722	$1,212,902	$1,162,212
Interest expense	162,806	125,278	421,109	338,664
Net Interest Income	262,718	272,444	791,793	823,548

Impairment
Other-than-temporary impairment (OTTI) on securities	3,889	1,509	23,190	8,736
Valuation and loss provision (reversal) on loans and real estate owned (REO)	5,471	26,700	28,136	65,381
	9,360	28,209	51,326	74,117

Net interest income after impairment	253,358	244,235	740,467	749,431
Servicing revenue, net	175,355	58,014	538,784	269,467
Gain on sale of originated mortgage loans, net	45,732	—	45,732	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	(4,744)	(14,291)	(55,711)	(32,650)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	3,396	2,054	5,624	6,056
Change in fair value of investments in mortgage servicing rights financing receivables	(88,345)	70,232	63,628	75,828
Change in fair value of servicer advance investments	(5,353)	10,941	(86,581)	70,469
Gain (loss) on settlement of investments, net	(11,893)	1,553	106,064	1,250
Earnings from investments in consumer loans, equity method investees	4,555	6,769	12,343	12,649
Other income (loss), net	19,086	9,887	39,047	7,696
	(83,298)	87,145	84,414	141,298

Operating Expenses
General and administrative expenses	98,587	19,919	139,169	47,788
Management fee to affiliate	15,464	14,187	46,027	41,447
Incentive compensation to affiliate	23,848	19,491	65,169	72,123
Loan servicing expense	11,060	13,690	33,609	40,068
Subservicing expense	43,148	49,773	135,703	123,435
	192,107	117,060	419,677	324,861

Income Before Income Taxes	199,040	272,334	989,720	835,335
Income tax expense (benefit)	3,563	32,613	(5,957)	121,053
Net Income	$195,477	$239,721	$995,677	$714,282
Noncontrolling Interests in Income of Consolidated Subsidiaries	$10,869	$13,600	$32,058	$45,051
Net Income Attributable to Common Stockholders	$184,608	$226,121	$963,619	$669,231

Net Income Per Share of Common Stock
Basic	$0.54	$0.74	$2.87	$2.23
Diluted	$0.54	$0.73	$2.86	$2.21

Weighted Average Number of Shares of Common Stock Outstanding
Basic	340,044,440	307,361,309	335,615,566	300,511,550
Diluted	340,868,403	309,207,345	337,078,824	302,357,147

Dividends Declared per Share of Common Stock	$0.50	$0.50	$1.50	$1.48

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive income (loss), net of tax
Net income	$195,477	$239,721	$995,677	$714,282
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	(22,445)	75,845	14,600	277,805
Reclassification of net realized (gain) loss on securities into earnings	32,626	(5,833)	89,885	(20,856)
	10,181	70,012	104,485	256,949
Total comprehensive income	$205,658	$309,733	$1,100,162	$971,231
Comprehensive income attributable to noncontrolling interests	$10,869	$13,600	$32,058	$45,051
Comprehensive income attributable to common stockholders	$194,789	$296,133	$1,068,104	$926,180

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	307,361,309	$3,074	$3,763,188	$559,476	$364,467	$4,690,205	$105,957	$4,796,162
Dividends declared	—	—	—	(508,176)	—	(508,176)	—	(508,176)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(51,735)	(51,735)
Issuance of common stock	29,241,659	292	491,312	—	—	491,604	—	491,604
Option exercise	3,694,228	37	(37)	—	—	—	—	—
Other dilution	—	—	(63)	—	—	(63)	—	(63)
Purchase of Noncontrolling Interests	—	—	627	—	—	627	7,448	8,075
Director share grants	57,233	1	1,018	—	—	1,019	—	1,019
Comprehensive income (loss)
Net income (loss)	—	—	—	963,619	—	963,619	32,058	995,677
Net unrealized gain (loss) on securities	—	—	—	—	14,600	14,600	—	14,600
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	89,885	89,885	—	89,885
Total comprehensive income (loss)						1,068,104	32,058	1,100,162
Equity - September 30, 2018	340,354,429	$3,404	$4,256,045	$1,014,919	$468,952	$5,743,320	$93,728	$5,837,048

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$995,677	$714,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	55,711	32,650
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(5,624)	(6,056)
Change in fair value of investments in mortgage servicing rights financing receivables	(63,628)	(75,828)
Change in fair value of servicer advance investments	86,581	(70,469)
Change in fair value of residential mortgage loans, at fair value, and notes and bonds payable, at fair value	1,462	—
(Gain) / loss on settlement of investments (net)	(106,064)	(1,250)
Earnings from investments in consumer loans, equity method investees	(12,343)	(12,649)
Unrealized (gain) / loss on derivative instruments	(27,985)	124
Unrealized (gain) / loss on other ABS	(12,001)	(340)
(Gain) / loss on transfer of loans to REO	(16,609)	(16,791)
(Gain) / loss on transfer of loans to other assets	1,648	(359)
(Gain) / loss on Excess MSRs	(5,257)	(1,948)
(Gain) / loss on Ocwen common stock	(4,655)	(6,987)
Accretion and other amortization	(528,981)	(811,922)
Other-than-temporary impairment	23,190	8,736
Valuation and loss provision on loans and real estate owned	28,136	65,381
Non-cash portions of servicing revenue, net	(35,118)	81,986
Non-cash directors’ compensation	1,019	699
Deferred tax provision	(12,680)	114,016
Changes in:
Servicer advances receivable	441,351	(7,774)
Other assets	(168,862)	(35,799)
Due to affiliates	(14,826)	32,276
Accrued expenses and other liabilities	161,246	48,442
Other operating cash flows:
Interest received from excess mortgage servicing rights	33,521	53,067
Interest received from servicer advance investments	25,901	136,431
Interest received from Non-Agency RMBS	156,420	170,931
Interest received from residential mortgage loans, held-for-investment	6,656	5,906
Interest received from PCD consumer loans, held-for-investment	27,681	40,762
Distributions of earnings from excess mortgage servicing rights, equity method investees	7,976	11,054
Distributions of earnings from consumer loan equity method investees	6,176	4,291
Purchases of residential mortgage loans, held-for-sale	(3,295,378)	(4,146,740)
Origination of residential mortgage loans, held-for-sale	(1,678,606)	—
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	3,706,334	2,986,992
Principal repayments from purchased residential mortgage loans, held-for-sale	146,170	69,069
Net cash provided by (used in) operating activities	(75,761)	(617,817)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Investing Activities
Acquisition of Shellpoint, net of cash acquired	(118,285)	—
Purchase of servicer advance investments	(1,790,635)	(9,328,137)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(971,079)	(1,586,063)
Purchase of Agency RMBS	(6,574,783)	(6,352,488)
Purchase of Non-Agency RMBS	(2,714,991)	(2,070,898)
Purchase of residential mortgage loans	(85,778)	(585,983)
Purchase of derivatives	—	—
Purchase of real estate owned and other assets	(26,807)	(25,667)
Purchase of investment in consumer loans, equity method investees	(292,616)	(344,902)
Draws on revolving consumer loans	(45,017)	(41,930)
Payments for settlement of derivatives	(59,113)	(146,898)
Return of investments in excess mortgage servicing rights	43,690	142,626
Return of investments in excess mortgage servicing rights, equity method investees	14,474	14,157
Return of investments in consumer loans, equity method investees	279,669	276,601
Principal repayments from servicer advance investments	1,845,411	10,898,739
Principal repayments from Agency RMBS	76,515	76,744
Principal repayments from Non-Agency RMBS	565,460	615,657
Principal repayments from residential mortgage loans	110,770	59,673
Proceeds from sale of residential mortgage loans	21,278	—
Principal repayments from consumer loans	237,129	312,132
Proceeds from sale of Agency RMBS	4,121,325	6,205,573
Proceeds from sale of Non-Agency RMBS	81,325	166,460
Proceeds from settlement of derivatives	146,146	81,505
Proceeds from sale of real estate owned	111,459	63,476
Net cash provided by (used in) investing activities	(5,024,453)	(1,569,623)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Financing Activities
Repayments of repurchase agreements	(58,414,966)	(34,057,218)
Margin deposits under repurchase agreements and derivatives	(1,374,374)	(820,678)
Repayments of notes and bonds payable	(7,512,484)	(7,323,512)
Payment of deferred financing fees	(12,838)	(5,702)
Common stock dividends paid	(491,680)	(416,552)
Borrowings under repurchase agreements	63,696,426	36,713,743
Return of margin deposits under repurchase agreements and derivatives	1,263,220	815,903
Borrowings under notes and bonds payable	7,547,541	6,561,390
Issuance of common stock	492,285	835,465
Costs related to issuance of common stock	(681)	(936)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(51,735)	(70,493)
Purchase of noncontrolling interests	(653)	(65,860)
Net cash provided by (used in) financing activities	5,140,061	2,165,550

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	39,847	(21,890)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	446,050	453,697

Cash, Cash Equivalents, and Restricted Cash, End of Period	$485,897	$431,807

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$405,672	$320,804
Cash paid during the period for income taxes	3,176	4,956

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$170,177	$153,681
Purchase of Agency and Non-Agency RMBS, settled after quarter end	1,791,191	1,076,086
Sale of investments, primarily Agency RMBS, settled after quarter end	3,424,865	1,785,708
Transfer from residential mortgage loans to real estate owned and other assets	88,376	105,750
Non-cash distributions from LoanCo	25,739	30,337
MSR purchase price holdback	8,692	79,045
Shellpoint Acquisition purchase price holdback	10,173	—
Shellpoint Acquisition contingent consideration	42,770	—
Real estate securities retained from loan securitizations	762,056	310,579
Residential mortgage loans subject to repurchase	110,181	—
Ocwen transaction (Note 5) - excess mortgage servicing rights	638,567	23,080
Ocwen transaction (Note 5) - servicer advance investments	3,175,891	71,982
Ocwen transaction (Note 5) - mortgage servicing rights financing receivables	1,017,993	481,220

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also manages investment funds that until June 2018, owned a majority of the outstanding common stock of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”), former managing member of the Consumer Loan Companies (Note 9). The Manager also manages investment funds that until August 2, 2018, indirectly owned approximately 40.5% of the outstanding interests in Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer. As of September 30, 2018, such ownership of the outstanding interests in Nationstar, through ownership of its parent, WMIH Corp. (“WMIH”), was limited to 2.5%.

As of September 30, 2018, New Residential conducted its business through the following segments: (i) Servicing and Originations, (ii) Residential Securities and Loans, (iii) Consumer Loans and (iv) Corporate.

Approximately 0.5 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of September 30, 2018. In addition, Fortress, through its affiliates, held options relating to approximately 4.1 million shares of New Residential’s common stock as of September 30, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies are required to exercise further judgment and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 was effective for New Residential in the first quarter of 2018. New Residential has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC No. 606. For income from servicing residential mortgage loans, New Residential considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC No. 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC No. 606 contains a scope exception for contracts that fall under ASC No. 860. In addition, NRM determined that ancillary income generated from services for mortgage loans and REO properties represent servicing fees due to a servicer, through contractual terms, that would no longer be received by a servicer if the owners of the serviced loans were to exercise their authority to shift the servicing to another servicer and, therefore, similarly fall under ASC No. 860. Finally, New Residential determined that fee income on residential mortgage loan originations is outside the scope of ASC No. 606 as it continues to be accounted for in accordance with ASC 948. As a result, the adoption of ASU No. 2014-09 did not have a material impact on the condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 805). The standard simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. Under the new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. ASU No. 2017-04 is effective for New Residential in the first quarter of 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 is not expected to have a material impact on the condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard: (i) adds incremental requirements for entities to disclose (a) the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy, (b) the range and weighted average used to develop significant unobservable inputs and (c) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy and (ii) eliminates disclosure requirements for (a) transfers between Level 1 and Level 2 and (b) valuation processes for Level 3 fair value measurements. ASU No. 2018-13 is effective for New Residential in the first quarter of 2020. The adoption of ASU No. 2018-13 is not expected to have a material impact on the condensed consolidated financial statements.

Acquisition of Shellpoint Partners LLC

On November 29, 2017, NRM Acquisition LLC (the “Shellpoint Purchaser”), a Delaware limited liability company and a wholly owned subsidiary of New Residential, entered into a Securities Purchase Agreement (the “Shellpoint SPA”) to acquire Shellpoint Partners LLC, a Delaware limited liability company (“Shellpoint”).

On July 3, 2018, the Shellpoint Purchaser acquired 100% of the outstanding equity interests of Shellpoint for a purchase price of $212.3 million (the “Shellpoint Acquisition”). As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). The Shellpoint Earnout Payments are classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Shellpoint Acquisition.

Shellpoint is a vertically integrated mortgage platform with established origination and servicing capabilities and provides New Residential with in-house servicing, asset origination and recapture capabilities. The results of Shellpoint’s operations have been included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2018 from the date of the acquisition and represent $97.0 million and $11.7 million of revenue and net income, respectively.

The acquisition date fair value of the consideration transferred includes $212.3 million in cash consideration, $42.8 million in contingent consideration and $180.3 million in effective settlement of preexisting relationships. The total consideration is summarized as follows:

Total Consideration	Amount
Cash Consideration	$212.3
Earnout Payment(A)	42.8
Effective Settlement of Preexisting Relationships(B)	180.3
Total Consideration	$435.4

(A)
The range of outcomes for this contingent consideration is from $0 to $60.0 million, dependent on the performance of Shellpoint. New Residential derived a fair value of the contingent consideration payment in three years of $48.7 million inclusive of payments to Shellpoint employees of $5.9 million. Contingent payments to the long-term employee incentive plans require continuing employment and will be recognized as compensation expense within General and Administrative expenses in the post-acquisition consolidated financial statements separate from New Residential’s acquisition of assets and assumption of liabilities in the business combination. As a result, New Residential recorded contingent consideration of $42.8 million.

(B)
Represents the effective settlement of preexisting relationships between New Residential and Shellpoint including 1) MSR acquisitions, 2) a note payable and 3) operating accounts receivable and payable existing prior to the acquisition date. The effective settlement of these preexisting relationships had no impact to New Residential’s condensed consolidated statements of income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

New Residential has performed a preliminary allocation of the total consideration of $435.4 million to Shellpoint’s assets and liabilities, as set forth below. The final amount and allocation of total consideration may differ from the amounts included herein to reflect new information obtained primarily relating to the valuation of contingent consideration and intangible assets that existed as of the acquisition date.

Total Consideration ($ in millions)	$435.4
Assets
Cash and cash equivalents	$84.1
Restricted cash	9.9
Residential mortgage loans, held-for-sale, at fair value	488.2
Mortgage servicing rights, at fair value(A)	286.6
Residential mortgage loans, held-for-investment, at fair value	125.3
Residential mortgage loans subject to repurchase	121.4
Intangible assets	4.3
Other assets	81.1
Total Assets Acquired	$1,200.9

Liabilities
Repurchase agreements	$439.6
Notes and bonds payable	25.4
Mortgage-backed securities issued, at fair value	120.7
Residential mortgage loans repurchase liability	121.4
Excess spread financing, at fair value	48.3
Accrued expenses and other liabilities	50.7
Total Liabilities Assumed	$806.1

Noncontrolling Interest	$8.3

Net Assets	$386.5

Goodwill	$48.9

(A)	Includes $135.3 million of Ginnie Mae MSRs where New Residential acquired the rights to the economic value of the servicing rights from Shellpoint prior to the acquisition date.

The goodwill of $48.9 million primarily includes the synergies and benefits expected to result from combining operations with Shellpoint and adding in-house servicing, asset origination and recapture capabilities. The full amount of goodwill for tax purposes of $46.7 million is expected to be deductible. New Residential will assess the goodwill annually on October 1 and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred.

Certain transactions were recognized separately from New Residential’s acquisition of assets and assumption of liabilities in the business combination. These separately recognized transactions include 1) contingent payments to Shellpoint’s employees and 2) effective settlement of preexisting relationships discussed above.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Originations Revenue, which is comprised of 1) servicing revenue, net and 2) gain on sale of originated mortgage loans, net, and Income Before Income Taxes for the three and nine months ended September 30, 2018 and 2017 prepared as if the Shellpoint Acquisition had been consummated on January 1, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pro Forma
Servicing and Originations Revenue	$221,087	$141,002	$710,742	$513,076
Income Before Income Taxes	199,040	278,274	1,006,743	850,509

The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the Shellpoint Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Shellpoint Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Shellpoint Acquisition occurred on January 1, 2017.

2.	OTHER INCOME, ASSETS AND LIABILITIES

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain (loss) on sale of real estate securities, net	$(28,737)	$7,342	$(66,695)	$29,592
Gain (loss) on sale of acquired residential mortgage loans, net	4,065	9,029	(1,358)	37,967
Gain (loss) on settlement of derivatives	19,459	(18,756)	76,092	(58,326)
Gain (loss) on liquidated residential mortgage loans	(1,113)	(2,152)	(2,267)	(7,996)
Gain (loss) on sale of REO	(4,971)	(1,864)	(12,114)	(7,176)
Gains reclassified from change in fair value of investments in excess MSRs and servicer advance investments	—	11,320	113,002	11,320
Other gains (losses)	(596)	(3,366)	(596)	(4,131)
	$(11,893)	$1,553	$106,064	$1,250

Other income (loss), net, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized gain (loss) on derivative instruments	$24,299	$3,560	$27,985	$(124)
Unrealized gain (loss) on other ABS	7,197	189	12,001	340
Unrealized gain (loss) on residential mortgage loans, held-for-investment, at fair value	647	—	647	—
Unrealized gain (loss) on notes and bonds payable	900	—	900	—
Gain (loss) on transfer of loans to REO	6,119	5,179	16,609	16,791
Gain (loss) on transfer of loans to other assets	(1,528)	66	(1,648)	359
Gain (loss) on Excess MSRs	987	606	5,257	1,948
Gain (loss) on Ocwen common stock	(145)	6,987	4,655	6,987
Other income (loss)	(19,390)	(6,700)	(27,359)	(18,605)
	$19,086	$9,887	$39,047	$7,696

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2018	December 31, 2017		September 30, 2018	December 31, 2017
Margin receivable, net	$163,357	$53,150	Interest payable	$38,284	$28,821
Other receivables	23,023	10,635	Accounts payable	109,852	73,017
Principal and interest receivable	66,283	48,373	Derivative liabilities (Note 10)	2,294	697
Receivable from government agency	20,158	41,429	Due to servicers	73,524	24,571
Call rights	290	327	MSR purchase price holdback	109,982	101,290
Derivative assets (Note 10)	27,212	2,423	Excess spread financing, at fair value	44,374	—
Servicing fee receivables	76,815	60,520	Contingent Consideration	42,770	—
Ginnie Mae EBO servicer advances receivable, net	934	8,916	Reserve for sales recourse	6,214	—
Due from servicers	74,539	38,601	Other liabilities	34,867	10,718
Goodwill	48,921	—		$462,161	$239,114
Intangible assets	4,308	—
Ocwen common stock, at fair value	23,876	19,259
Prepaid expenses	13,976	7,308
Other assets	85,539	21,240
	$629,231	$312,181

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Nine Months Ended September 30,
	2018	2017
Accretion of servicer advances receivable discount and servicer advance investments	$207,428	$451,824
Accretion of excess mortgage servicing rights income	32,371	75,237
Accretion of net discount on securities and loans(A)	296,961	295,753
Amortization of deferred financing costs	(6,180)	(9,525)
Amortization of discount on notes and bonds payable	(1,599)	(1,367)
	$528,981	$811,922

(A)	Includes accretion of the accretable yield on PCD loans.

3.	SEGMENT REPORTING

New Residential conducts its business through the following segments: (i) Servicing and Originations, (ii) Residential Securities and Loans, (iii) Consumer Loans and (iv) Corporate. The corporate segment consists primarily of (i) general and administrative expenses, (ii) the management fees and incentive compensation related to the Management Agreement and (iii) corporate cash and related interest income. Securities owned by New Residential (Note 7) that are collateralized by servicer advances and consumer loans are included in the Servicing and Originations and Consumer Loans segments, respectively. Secured corporate loans effectively collateralized by Excess MSRs are included in the Servicing and Originations segment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

During the third quarter of 2018, New Residential changed the composition of its reportable segments primarily to reflect the (i) aggregation of the similar MSR, Excess MSR and Servicer Advance segments as the new Servicing and Originations segment and (ii) incorporation of the Shellpoint Acquisition. Segment information for prior periods has been restated to reflect this change.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2018
Interest income	$193,424	$138,197	$42,942	$50,961	$—	$425,524
Interest expense	62,994	67,117	22,374	10,321	—	162,806
Net interest income (expense)	130,430	71,080	20,568	40,640	—	262,718
Impairment	—	3,889	(4,436)	9,907	—	9,360
Servicing revenue, net	175,355	—	—	—	—	175,355
Gain on sale of originated mortgage loans, net	45,732	—	—	—	—	45,732
Other income (loss)	(92,243)	17,994	(12,729)	3,795	(115)	(83,298)
Operating expenses	132,542	63	6,436	8,467	44,599	192,107
Income (Loss) Before Income Taxes	126,732	85,122	5,839	26,061	(44,714)	199,040
Income tax expense (benefit)	495	—	3,100	(32)	—	3,563
Net Income (Loss)	$126,237	$85,122	$2,739	$26,093	$(44,714)	$195,477
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,086	$—	$—	$9,783	$—	$10,869
Net income (loss) attributable to common stockholders	$125,151	$85,122	$2,739	$16,310	$(44,714)	$184,608

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2018
Interest income	$579,824	$354,922	$118,019	$158,631	$1,506	$1,212,902
Interest expense	173,759	157,195	57,299	32,856	—	421,109
Net interest income (expense)	406,065	197,727	60,720	125,775	1,506	791,793
Impairment	—	23,190	(8,683)	36,819	—	51,326
Servicing revenue, net	538,784	—	—	—	—	538,784
Gain on sale of originated mortgage loans, net	45,732	—	—	—	—	45,732
Other income (loss)	48,128	45,346	(27,219)	13,363	4,796	84,414
Operating expenses	235,417	1,003	25,658	26,743	130,856	419,677
Income (Loss) Before Income Taxes	803,292	218,880	16,526	75,576	(124,554)	989,720
Income tax expense (benefit)	(6,458)	—	289	212	—	(5,957)
Net Income (Loss)	$809,750	$218,880	$16,237	$75,364	$(124,554)	$995,677
Noncontrolling interests in income (loss) of consolidated subsidiaries	$3,525	$—	$—	$28,533	$—	$32,058
Net income (loss) attributable to common stockholders	$806,225	$218,880	$16,237	$46,831	$(124,554)	$963,619

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
September 30, 2018
Investments	$6,722,697	$11,650,257	$2,775,145	$1,185,556	$—	$22,333,655
Cash and cash equivalents	260,353	2,841	3,764	22,050	41,140	330,148
Restricted cash	119,243	—	—	36,506	—	155,749
Other assets	3,411,968	3,631,769	48,846	42,855	86,858	7,222,296
Goodwill	48,921	—	—	—	—	48,921
Total assets	$10,563,182	$15,284,867	$2,827,755	$1,286,967	$127,998	$30,090,769
Debt	$6,824,326	$11,423,562	$2,291,314	$1,102,764	$—	$21,641,966
Other liabilities	476,430	1,839,578	33,977	10,662	251,108	2,611,755
Total liabilities	7,300,756	13,263,140	2,325,291	1,113,426	251,108	24,253,721
Total equity	3,262,426	2,021,727	502,464	173,541	(123,110)	5,837,048
Noncontrolling interests in equity of consolidated subsidiaries	62,480	—	—	31,248	—	93,728
Total New Residential stockholders’ equity	$3,199,946	$2,021,727	$502,464	$142,293	$(123,110)	$5,743,320
Investments in equity method investees	$154,939	$—	$—	$44,787	$—	$199,726

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2017
Interest income	$188,194	$114,181	$31,645	$63,527	$175	$397,722
Interest expense	61,418	35,211	15,487	13,162	—	125,278
Net interest income (expense)	126,776	78,970	16,158	50,365	175	272,444
Impairment	—	1,509	14,099	12,601	—	28,209
Servicing revenue, net	58,014	—	—	—	—	58,014
Gain on sale of originated mortgage loans, net	—	—	—	—	—	—
Other income (loss)	76,745	(6,035)	2,653	6,796	6,986	87,145
Operating expenses	54,998	351	9,759	10,764	41,188	117,060
Income (Loss) Before Income Taxes	206,537	71,075	(5,047)	33,796	(34,027)	272,334
Income tax expense (benefit)	42,253	—	(9,640)	—	—	32,613
Net Income (Loss)	$164,284	$71,075	$4,593	$33,796	$(34,027)	$239,721
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,224	$—	$—	$12,376	$—	$13,600
Net income (loss) attributable to common stockholders	$163,060	$71,075	$4,593	$21,420	$(34,027)	$226,121

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2017
Interest income	$561,312	$321,464	$75,276	$203,631	$529	$1,162,212
Interest expense	176,678	85,663	34,655	41,668	—	338,664
Net interest income (expense)	384,634	235,801	40,621	161,963	529	823,548
Impairment	—	8,736	17,342	48,039	—	74,117
Servicing revenue, net	269,467	—	—	—	—	269,467
Gain on sale of originated mortgage loans, net	—	—	—	—	—	—
Other income (loss)	126,114	(27,005)	22,491	12,712	6,986	141,298
Operating expenses	135,666	979	24,018	33,746	130,452	324,861
Income (Loss) Before Income Taxes	644,549	199,081	21,752	92,890	(122,937)	835,335
Income tax expense (benefit)	128,047	—	(7,164)	170	—	121,053
Net Income (Loss)	$516,502	$199,081	$28,916	$92,720	$(122,937)	$714,282
Noncontrolling interests in income (loss) of consolidated subsidiaries	$10,372	$—	$—	$34,679	$—	$45,051
Net income (loss) attributable to common stockholders	$506,130	$199,081	$28,916	$58,041	$(122,937)	$669,231

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2017	$532,233	$2,913	$638,567	$1,173,713
Purchases	—	—	—	—
Interest income	32,357	14	—	32,371
Other income	4,601	—	—	4,601
Proceeds from repayments	(76,888)	(495)	—	(77,383)
Proceeds from sales	(12,380)	—	—	(12,380)
Change in fair value	(15,420)	126	(40,417)	(55,711)
New Ocwen Agreements (Note 5)	—	—	(598,150)	(598,150)
Balance as of September 30, 2018	$464,503	$2,558	$—	$467,061

(A)	Specialized Loan Servicing LLC (“SLS”).

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
September 30, 2018
(dollars in tables in thousands, except share data)

New Residential elected to record its investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

The following is a summary of New Residential’s direct investments in Excess MSRs:

	September 30, 2018							December 31, 2017
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$55,677,339	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.6	$215,972	$242,655	$280,033
Recapture Agreements	—	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	12.9	15,930	31,198	44,603
	55,677,339				6.1	231,902	273,853	324,636

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$56,376,994	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.8	$140,698	$174,680	$190,696
Recapture Agreements	—	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	12.7	4,983	18,528	19,814
Ocwen Serviced Pools	—	—%	—%	—%	—	—	—	638,567
	56,376,994				6.0	145,681	193,208	849,077
Total	$112,054,333				6.1	$377,583	$467,061	$1,173,713

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
New Residential also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of September 30, 2018 (Note 6) on $42.3 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Original and Recaptured Pools	$(851)	$(12,047)	$(46,540)	$(41,032)
Recapture Agreements	(3,893)	(2,244)	(9,171)	8,382
	$(4,744)	$(14,291)	$(55,711)	$(32,650)

As of September 30, 2018, a weighted average discount rate of 8.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	September 30, 2018	December 31, 2017
Excess MSR assets	$284,957	$321,197
Other assets	25,607	22,333
Other liabilities	(687)	—
Equity	$309,877	$343,530
New Residential’s investment	$154,939	$171,765

New Residential’s ownership	50.0%	50.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$8,935	$6,969	$21,026	$20,083
Other income (loss)	(2,143)	(2,843)	(9,778)	(7,908)
Expenses	—	(18)	—	(63)
Net income (loss)	$6,792	$4,108	$11,248	$12,112

New Residential’s investments in equity method investees changed during the nine months ended September 30, 2018 as follows:

Balance at December 31, 2017	$171,765
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(7,976)
Distributions of capital from equity method investees	(14,474)
Change in fair value of investments in equity method investees	5,624
Balance at September 30, 2018	$154,939

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	September 30, 2018
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$44,239,405	66.7%	50.0%	$189,567	$245,562	5.6
Recapture Agreements	—	66.7%	50.0%	20,566	39,395	12.8
Total	$44,239,405			$210,133	$284,957	6.3

(A)	The remaining interests are held by Nationstar.

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
September 30, 2018
(dollars in tables in thousands, except share data)

(C)
Represents the carrying value of the Excess MSRs held in equity method investees, in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools or recapture agreements, as applicable.

(D)	The weighted average life represents the weighted average expected timing of the receipt of cash flows of each investment.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments:

	Aggregate Direct and Equity Method Investees
	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2018	December 31, 2017
California	24.8%	24.0%
Florida	8.0%	8.7%
New York	6.6%	8.5%
Texas	4.5%	4.6%
New Jersey	3.9%	4.1%
Maryland	3.8%	3.7%
Illinois	3.6%	3.5%
Georgia	3.5%	3.1%
Virginia	3.3%	3.0%
Arizona	2.6%	2.5%
Washington	2.6%	2.4%
Pennsylvania	2.5%	2.6%
Other U.S.	30.3%	29.3%
	100.0%	100.0%

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

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed or otherwise eligible mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the Federal Housing Administration (“FHA”) to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Condensed Consolidated Statements of Income. As of September 30, 2018, these subservicers include Nationstar, Ocwen, Ditech Financial LLC (“Ditech”), PHH Mortgage Corporation (“PHH”), and Flagstar, which subservice 25.7%, 24.0%, 21.8%, 11.5%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by Ditech and Nationstar. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech or Nationstar of a loan in the original portfolios.

Shellpoint

On November 29, 2017, concurrently with the Shellpoint Purchaser’s entry into the Shellpoint SPA with Shellpoint, NRM entered into (i) a Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights (the “Shellpoint MSR Purchase Agreement”) with New Penn Financial LLC (“New Penn”), a Delaware limited liability company and a wholly owned subsidiary of Shellpoint, pursuant to which NRM has agreed to purchase from New Penn the mortgage servicing rights relating to a portfolio of Fannie Mae and Freddie Mac mortgage loans having an aggregate UPB of approximately $7.8 billion for a purchase price of approximately $81.0 million (the “Shellpoint MSR Purchase”), which closed on January 16, 2018, and (ii) a Subservicing Agreement (the “Shellpoint Subservicing Agreement”) with New Penn, pursuant to which New Penn has agreed to subservice Fannie Mae and Freddie Mac mortgage loans for which NRM has acquired the right to service such loans. Under the Shellpoint Subservicing Agreement, New Penn is entitled to certain monthly and other servicing compensation, and both NRM and New Penn may terminate the Shellpoint Subservicing Agreement, subject to certain specified terms, notice periods and other requirements.

During the first and second quarters of 2018, New Residential entered into several transactions with New Penn to acquire the rights to the economic value of the servicing rights related to MSRs owned by New Penn with respect to certain mortgage loans guaranteed by Ginnie Mae, together with existing servicer advances and the obligation to fund future servicer advances. New Residential acquired these economic rights related to approximately $11.4 billion UPB of Ginnie Mae guaranteed residential mortgage loans serviced by New Penn for an aggregate purchase price of $139.1 million (the “Ginnie Mae MSRs”). As a result of New Penn continuing to own the MSRs and remaining the named servicer of the Ginnie Mae guaranteed residential mortgage loans, although the rights to the economic value of the MSRs were legally sold, solely for accounting purposes, New Residential determined that each purchase agreement would not be treated as a sale under GAAP and accounted for as Mortgage Servicing Rights Financing Receivable.

As a result of the Shellpoint Acquisition completed on July 3, 2018, New Residential, through its wholly owned subsidiary, New Penn, owns the Ginnie Mae MSRs and now accounts for these assets as Mortgage Servicing Rights rather than Mortgage Servicing Rights Financing Receivable as disclosed in the first and second quarters of 2018.

New Penn, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and New Penn retains the right to service the underlying residential mortgage loans. As the servicer, New Penn, holds an option to repurchase delinquent loans from the securitization at its discretion (“Ginnie Mae Buy-Back Option”). In accordance with the accounting guidance in ASC 860, New Penn recognizes any delinquent loans subject to the Ginnie Mae Buy-Back option and an offsetting repurchase liability on its balance sheet regardless of whether New Penn executes its option to repurchase. As of September 30, 2018, New Residential holds approximately $110.2 million in Residential mortgage loans subject to repurchase and Residential mortgage loans repurchase liability on its condensed consolidated balance sheets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

During the nine months ended September 30, 2018, New Residential, through its wholly owned subsidiaries, completed the following MSR acquisitions accounted for as Mortgage Servicing Rights (in millions):

Date of Acquisition	Collateral Type	UPB (in billions)	Purchase Price
January 16, 2018	Agency	$11.5	$101.5
January 16, 2018	Agency	7.8	81.0
February 28, 2018	Agency	3.3	33.5
March 28, 2018	Agency & Ginnie Mae	8.1	96.6
May 1, 2018	Ginnie Mae	4.6	46.8
May 25, 2018	Agency	2.1	26.3
May 31, 2018	Agency & Ginnie Mae	6.1	79.9
June 1, 2018	Ginnie Mae	0.5	6.1
June 4, 2018	Agency	2.1	19.3
June 28, 2018	Ginnie Mae	4.7	66.5
August 31, 2018	Agency & Ginnie Mae	18.5	220.5
September 28, 2018	Agency	1.1	13.6
September 28, 2018	Agency	10.1	126.4
Various(A)	Agency	3.6	34.1
Total		$84.1	$952.1

(A)	Represents Flow MSR acquisitions from Ditech and Shellpoint for the nine months ended September 30, 2018.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Servicing fee revenue	$158,458	$113,741	$408,967	$299,642
Ancillary and other fees	43,638	24,641	94,699	51,811
Servicing fee revenue and fees	202,096	138,382	503,666	351,453
Amortization of servicing rights	(70,933)	(68,850)	(191,499)	(159,451)
Change in valuation inputs and assumptions(A) (B)	44,192	(11,518)	226,617	77,465
Servicing revenue, net	$175,355	$58,014	$538,784	$269,467

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(B)	Includes $3.9 million of fair value adjustment to Excess spread financing for the three and nine months ended September 30, 2018.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2017	$1,735,504
Purchases	801,366
Transfer In(A)	135,288
Shellpoint Acquisition(B) (C)	151,312
Originations(D)	17,282
Amortization of servicing rights(E)	(191,499)
Change in valuation inputs and assumptions(F)	222,751
Balance as of September 30, 2018	$2,872,004

(A)	Represents Ginnie Mae MSRs previously accounted for as Mortgage Servicing Rights Financing Receivable.

(B)	Represents MSRs acquired through New Residential’s acquisition of Shellpoint Partners LLC.

(C)
Includes $48.3 million of MSRs legally sold by New Penn treated as a secured borrowing as it did not meet the criteria for sale treatment. New Residential elected to record the excess spread financing liability at fair value pursuant to the fair value option.

(D)	Represents MSRs retained on the sale of originated mortgage loans.

(E)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(F)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

The following is a summary of New Residential’s investments in MSRs as of September 30, 2018:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$214,959,796	6.5	$2,068,667	$2,479,734
Non-Agency	2,056,930	6.8	13,391	20,555
Ginnie Mae	29,933,137	7.5	308,021	371,715
Total	$246,949,863	6.6	$2,390,079	$2,872,004

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of September 30, 2018, a weighted average discount rate of 8.7% was used to value New Residential’s investments in MSRs.

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

PHH Transaction

As of September 30, 2018, MSRs purchased from PHH, and related servicer advances receivables, with respect to private-label residential mortgage loans of approximately $3.7 billion in total UPB with a purchase price of approximately $21.0 million had not been settled. As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. New Residential has entered into a recapture agreement with respect to each of its MSR investments subserviced

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

by PHH. Under the recapture agreement, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH of a loan in the original portfolio.

Ocwen Transaction

As of September 30, 2018, MSRs representing approximately $15.5 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (described below). Through September 30, 2018, $334.2 million of related lump sum payments have been made or accrued by New Residential to Ocwen. Upon such transfer, or subsequent to the New Ocwen Agreements (described below), any interests already held by New Residential are reclassified (from Excess MSRs or Servicer Advance Investments) to become part of the basis of the MSR financing receivables or servicer advances receivable, as appropriate, held by NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP.

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
September 30, 2018
(dollars in tables in thousands, except share data)

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

Interest income from investments in mortgage servicing rights financing receivables was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Servicing fee revenue	$181,495	$38,510	$575,909	$41,185
Ancillary and other fees	39,257	4,327	109,852	4,402
Less: subservicing expense	(61,454)	(11,139)	(192,275)	(11,433)
Interest income, investments in mortgage servicing rights financing receivables	$159,298	$31,698	$493,486	$34,154

Change in fair value of investments in mortgage servicing rights financing receivables was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of servicing rights	$(49,016)	$(18,883)	$(154,559)	$(20,010)
Change in valuation inputs and assumptions(A)	(39,329)	89,115	218,187	95,838
Change in fair value of investments in mortgage servicing rights financing receivables	$(88,345)	$70,232	$63,628	$75,828

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivables:

Balance as of December 31, 2017	$598,728
Investments made	138,993
Transfer Out(A)	(135,288)
New Ocwen Agreements	1,017,993
Proceeds from sales	(2,982)
Amortization of servicing rights(B)	(154,559)
Change in valuation inputs and assumptions(C)	218,187
Balance as of September 30, 2018	$1,681,072

(A)	Represents Ginnie Mae MSRs owned by New Penn accounted for as Mortgage Servicing Rights as a result of the Shellpoint Acquisition.

(B)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(C)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivables as of September 30, 2018:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$43,997,628	6.0	$380,949	$467,613
Non-Agency	91,532,019	7.0	970,423	1,213,459
Total	$135,529,647	6.7	$1,351,372	$1,681,072

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Carrying Value represents fair value. As of September 30, 2018, a weighted average discount rate of 10.3% was used to value New Residential’s investments in mortgage servicing rights financing receivables.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2018	December 31, 2017
California	20.5%	19.0%
New York	8.1%	6.3%
Florida	7.0%	6.0%
Texas	5.2%	5.7%
New Jersey	5.1%	5.2%
Illinois	3.9%	4.1%
Massachusetts	3.6%	3.8%
Maryland	3.4%	2.8%
Pennsylvania	3.2%	3.3%
Virginia	3.2%	3.1%
Other U.S.	36.8%	40.7%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Mortgage Subservicing

New Penn performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s condensed consolidated balance sheets. The UPB of residential mortgage loans subserviced for others as of September 30, 2018 was $44.7 billion and subservicing revenue of $30.3 million is included within servicing revenue, net in the Condensed Consolidated Statements of Income.

Servicer Advances Receivable

In connection with its investments in MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices described above), which it records at fair value within servicer advances receivable upon acquisition.

In addition to receiving cash flows from the MSRs, NRM and New Penn, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 14). These servicer advances are recorded when advanced and are included in servicer advances receivable.

The following types of advances are included in the Servicer Advances Receivable:

	September 30, 2018	December 31, 2017
Principal and interest advances	$816,290	$172,467
Escrow advances (taxes and insurance advances)	2,095,423	482,884
Foreclosure advances	212,206	16,017
Total(A) (B) (C)	$3,123,919	$671,368

(A)	Includes $189.9 million and $167.9 million of servicer advances receivable related to Agency MSRs, respectively, recoverable from the Agencies.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

(B)	Includes $10.0 million and $0.0 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from Ginnie Mae.

(C)	Net of $93.2 million and $4.2 million, respectively, in unamortized discount and accrual for advance recoveries.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of September 30, 2018 and December 31, 2017, expected full recovery of the Servicer Advance Receivables.

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

A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 73.2% interest in the Buyer as of September 30, 2018. As of September 30, 2018, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2018, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $322.0 million and $289.5 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

See Note 5 regarding the New Ocwen Agreements. Subsequent to the New Ocwen Agreements, the Servicer Advance Investments serviced by Ocwen became reclassified, as described in Note 5.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2018
Servicer Advance Investments	$783,141	$799,936	5.9%	5.8%	5.9
As of December 31, 2017
Servicer Advance Investments	$3,924,003	$4,027,379	6.8%	7.3%	5.1

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in Fair Value of Servicer Advance Investments	$(5,353)	$10,941	$(86,581)	$70,469

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
September 30, 2018
Servicer Advance Investments(D)	$42,323,957	$637,102	1.5%	$630,422	89.3%	88.2%	3.7%	3.1%
December 31, 2017
Servicer Advance Investments(D)	$139,460,371	$3,581,876	2.6%	$3,461,718	93.2%	92.0%	3.3%	3.0%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances are included in the Servicer Advance Investments:

	September 30, 2018	December 31, 2017
Principal and interest advances	$114,351	$909,133
Escrow advances (taxes and insurance advances)	236,799	1,636,381
Foreclosure advances	285,952	1,036,362
Total	$637,102	$3,581,876

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income, gross of amounts attributable to servicer compensation	$21,183	$83,979	$63,731	$290,933
Amounts attributable to base servicer compensation	(2,347)	(38,549)	(6,354)	(145,055)
Amounts attributable to incentive servicer compensation	(7,095)	84,724	(14,255)	300,788
Interest income from Servicer Advance Investments	$11,741	$130,154	$43,122	$446,666

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	September 30, 2018	December 31, 2017
Assets
Servicer advance investments, at fair value	$774,851	$1,002,102
Cash and cash equivalents	30,073	40,929
All other assets	10,592	13,011
Total assets(A)	$815,516	$1,056,042
Liabilities
Notes and bonds payable	$610,277	$789,979
All other liabilities	3,055	3,308
Total liabilities(A)	$613,332	$793,287

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	September 30, 2018	December 31, 2017
Total Advance Purchaser LLC equity	$202,184	$262,755
Others’ ownership interest	26.8%	27.2%
Others’ interest in equity of consolidated subsidiary	$54,118	$71,491

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Advance Purchaser LLC income	$(299)	$3,584	$8,667	$20,460
Others’ ownership interest as a percent of total(A)	27.1%	34.2%	27.2%	50.7%
Others’ interest in net income of consolidated subsidiaries	$(81)	$1,224	$2,358	$10,372

(A)	Nine months ended September 30, 2018 reflects 27.2% for the first six months.

See Note 11 regarding the financing of Servicer Advance Investments.

7.	INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Nine Months Ended September 30, 2018
	(in millions)
	Treasury	Agency	Non-Agency
Purchases
Face	$—	$7,153.6	$6,866.9
Purchase Price	—	7,226.4	3,475.1

Sales
Face	$862.0	$5,626.7	$105.1
Amortized Cost	858.0	5,710.4	82.3
Sale Price	849.8	5,652.1	81.3
Gain (Loss) on Sale	(8.2)	(58.3)	(1.0)

As of September 30, 2018, New Residential had sold and purchased $3.4 billion and $1.8 billion face amount of Agency RMBS for $3.4 billion and $1.8 billion, respectively, and purchased $15.1 million face amount of Non-Agency RMBS for $13.5 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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
September 30, 2018
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

	September 30, 2018											December 31, 2017
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Treasury	$—	$—	$—	$—	$—	—	N/A	—%	—%	—	N/A	$852,734
Agency RMBS(F) (G)	2,653,034	2,678,375	705	(5,217)	2,673,863	31	AAA	3.95%	3.82%	9.8	N/A	1,243,617
Non-Agency RMBS(H) (I)	17,980,244	8,491,714	549,206	(64,526)	8,976,394	858	B	3.22%	5.50%	7.1	12.4%	5,974,789
Total/ Weighted Average	$20,633,278	$11,170,089	$549,911	$(69,743)	$11,650,257	889	BB+	3.39%	5.09%	7.8		$8,071,140

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 221 bonds with a carrying value of $431.4 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $220.0 million and $0.0 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $2.7 billion for fixed rate securities and $0.0 billion for floating rate securities as of September 30, 2018.

(H)
The total outstanding face amount was $3.7 billion (including $1.4 billion of residual and fair value option notional amount) for fixed rate securities and $14.3 billion (including $5.9 billion of residual and fair value option notional amount) for floating rate securities as of September 30, 2018.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by MSRs and (iii) bonds backed by consumer loans.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$85,000	$85,000	$—	$(2,550)	$82,450	1	B-	8.25%	8.25%	6.5	N/A
Consumer loan bonds	62,241	61,687	208	(6,022)	55,869	6	B	5.50%	18.94%	1.6	N/A
MSR bonds	228,000	228,000	1,734	—	229,734	2	BBB-	4.95%	4.86%	8.8	N/A
Fair Value Option Securities:
Interest-only securities	5,279,031	231,257	21,605	(9,388)	243,478	66	AA+	1.48%	4.88%	3.0	N/A
Servicing Strips	996,167	8,662	1,908	(216)	10,354	28	N/A	0.21%	13.83%	6.0	N/A

Unrealized losses that are considered other-than-temporary and are attributable to credit losses are recognized currently in earnings. During the nine months ended September 30, 2018, New Residential recorded OTTI charges of $23.2 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s securities in an unrealized loss position as of September 30, 2018.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$4,844,162	$3,096,895	$(3,530)	$3,093,365	$(44,043)	$3,049,322	224	BB+	3.44%	4.58%	7.7
12 or More Months	1,230,875	457,146	(359)	456,787	(25,700)	431,087	77	BB-	1.80%	6.42%	6.0
Total/Weighted Average	$6,075,037	$3,554,041	$(3,889)	$3,550,152	$(69,743)	$3,480,409	301	BB+	3.23%	4.81%	7.5

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of September 30, 2018.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 65 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 14 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2018
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,013,029	1,036,994	(3,889)	(23,965)
Non-credit impaired securities	2,467,380	2,513,158	—	(45,778)
Total debt securities in an unrealized loss position	$3,480,409	$3,550,152	$(3,889)	$(69,743)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of September 30, 2018.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

Nine Months Ended September 30, 2018
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$23,821
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	14,090
Additions for credit losses on securities for which an OTTI was not previously recognized	9,100
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold during the period	(846)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$46,165

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	September 30, 2018		December 31, 2017
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$6,439,635	36.1%	$4,882,136	38.4%
Southeastern U.S.	4,231,388	23.7%	3,005,519	23.6%
Northeastern U.S.	3,515,723	19.7%	2,555,514	20.1%
Midwestern U.S.	1,958,309	11.0%	1,337,980	10.5%
Southwestern U.S.	1,242,546	7.0%	927,647	7.3%
Other(B)	445,402	2.5%	18,871	0.1%
	$17,833,003	100.0%	$12,727,667	100.0%

(A)
Excludes $62.2 million and $29.7 million face amount of bonds backed by consumer loans and $85.0 million and $0.0 million face amount of bonds backed by corporate debt as of September 30, 2018 and December 31, 2017, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the nine months ended September 30, 2018, excluding residual and fair value option securities, the face amount of these real estate securities was $1,444.7 million, with total expected cash flows of $1,271.9 million and a fair value of $965.6 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
September 30, 2018	$6,368,757	$4,234,978
December 31, 2017	5,364,847	3,493,723

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$2,000,266
Additions	306,298
Accretion	(181,610)
Reclassifications from (to) non-accretable difference	146,240
Disposals	(3,277)
Balance at September 30, 2018	$2,267,917

See Note 11 regarding the financing of real estate securities.

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. As a result of the Shellpoint Acquisition, New Residential, through its wholly owned subsidiary, New Penn, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Investment, at fair value

•	Loans Held-for-Sale

•	Loans Held-for-Sale, at fair value

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	September 30, 2018									December 31, 2017
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Performing Loans(G) (J)	$665,939	$620,303	8,968	7.3%	5.0	16.8%	79.4%	7.1%	672	$507,615
Purchased Credit Deteriorated Loans(H)	211,564	156,020	1,828	7.7%	3.1	15.9%	85.6%	75.5%	595	183,540
Total Residential Mortgage Loans, held-for-investment	$877,503	$776,323	10,796	7.4%	4.5	16.6%	80.9%	23.6%	653	$691,155

Reverse Mortgage Loans(E) (F)	$15,271	$6,813	41	7.9%	4.9	10.1%	135.1%	70.0%	N/A	$6,870
Performing Loans(G) (I)	1,558,201	1,582,174	13,155	4.1%	4.3	55.6%	62.0%	3.9%	713	1,071,371
Non-Performing Loans(H) (I)	518,317	407,316	4,605	6.0%	2.9	17.9%	89.7%	73.2%	589	647,293
Total Residential Mortgage Loans, held-for-sale	$2,091,789	$1,996,303	17,801	4.6%	3.9	45.9%	69.4%	21.6%	682	$1,725,534
Originated Loans	514,516	524,863	1,948	4.9%	28.8	96.0%	80.9%	4.0%	717	—
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$514,516	$524,863	1,948	4.9%	28.8	96.0%	80.9%	4.0%	717	$—

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Nationstar holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.5 million. Approximately 52% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of September 30, 2018, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $25.7 million and $56.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)
Includes $124.4 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option. Interest earned on loans measured at fair value are reported in other income.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis. Interest earned on loans measured at fair value are reported in other income.

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2018	December 31, 2017
California	19.3%	9.1%
New York	12.0%	12.8%
Florida	6.3%	8.2%
Texas	5.6%	6.6%
New Jersey	5.2%	5.2%
Illinois	3.2%	3.9%
Pennsylvania	2.9%	3.4%
Massachusetts	2.8%	2.7%
Maryland	2.4%	2.7%
Washington	1.7%	1.7%
Other U.S.	38.6%	43.7%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans and related assets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
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

		Securities Owned Prior		Assets Acquired				Loans Sold (C)		Retained Bonds	Retained Assets (C)
Date of Call (A)	Number of Trusts Called	Face Amount	Amortized Cost Basis	Loan UPB	Loan Price (B)	REO & Other Price (B)	Date of Securitization	UPB	Gain (Loss)	Basis	Loan UPB	Loan Price	REO & Other Price
January 2018	—	$—	$—	$—	$—	$—	Jan 2018	$726.5	$(17.8)	$76.8	$265.3	$239.0	$14.4
January 2018	7	0.4	0.2	32.5	32.8	0.1	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
March 2018	25	85.9	75.4	458.8	461.4	4.1	May 2018	435.3	(6.7)	52.9	56.0	46.8	4.6
April 2018	8	5.8	4.8	218.8	222.3	2.0	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
May 2018	12	6.7	4.7	475.6	473.5	3.2	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
June 2018	12	32.3	19.4	409.0	400.6	3.6	August 2018	658.5	(12.4)	535.8	521.8	499.1	8.7
August 2018	6	9.6	6.7	145.5	142.8	0.9	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)
September 2018	4	14.7	9.1	104.8	105.2	2.0	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)	N/A(C)

(A)	Any related securitization may occur on the same or a subsequent date, depending on market conditions and other factors.

(B)
Price includes par amount paid for all underlying residential mortgage loans of the trusts, plus the basis of the exercised call rights, plus advances and costs incurred (including MSR Fund Payments, as defined in Note 15) in exercising such call rights.

(C)
Loans were sold through a securitization which was treated as a sale for accounting purposes. Retained assets are reflected as of the date of the relevant securitization. The loans from the fourth quarter of 2017 calls were securitized in January 2018. The May 2018 securitization primarily included loans from the January 2018 and March 2018 calls, but also included $33.5 million of previously acquired loans. The August 2018 securitization primarily included loans from April, May, and June 2018 calls, but also included $78.3 million of previously acquired loans. No loans from the December 2016 call, January 2017 calls, the last two June 2017 calls, the August 2018 calls or the September 2018 calls were securitized by September 30, 2018.

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2018
Days Past Due	Delinquency Status(A)
Current	83.9%
30-59	7.0%
60-89	2.2%
90-119(B)	1.1%
120+(C)	5.8%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$507,615
Shellpoint acquisition	125,350
Purchases/additional fundings	55,993
Proceeds from repayments	(77,646)
Accretion of loan discount (premium) and other amortization(A)	12,964
Provision for loan losses	(604)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(2,768)
Transfers of loans to held for sale	(1,248)
Fair value adjustment	647
Balance at September 30, 2018	$620,303

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

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

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$196
Provision for loan losses(A)	604
Charge-offs(B)	(800)
Balance at September 30, 2018	$—

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2017	$183,540
Purchases/additional fundings	29,785
Sales	—
Proceeds from repayments	(30,261)
Accretion of loan discount and other amortization	18,282
(Allowance) reversal for loan losses(A)	—
Transfer of loans to real estate owned	(20,215)
Transfer of loans to held-for-sale	(25,111)
Balance at September 30, 2018	$156,020

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

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
September 30, 2018	$211,564	$156,020
December 31, 2017	249,254	183,540

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2017	$88,631
Additions	16,523
Accretion	(18,282)
Reclassifications from (to) non-accretable difference(A)	(3,414)
Disposals(B)	(5,235)
Transfer of loans to held-for-sale(C)	(8,437)
Balance at September 30, 2018	$69,786

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Loans Held-for-Sale

Activities related to the carrying value of loans held-for-sale were as follows:

Balance at December 31, 2017	$1,725,534
Purchases(A)	3,295,432
Transfer of loans from held-for-investment(B)	26,359
Sales	(2,858,074)
Transfer of loans to other assets(C)	(6,254)
Transfer of loans to real estate owned	(44,252)
Proceeds from repayments	(151,942)
Valuation (provision) reversal on loans(D)	9,500
Balance at September 30, 2018	$1,996,303

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $14.0 million of provision related to the call transactions executed during the nine months ended September 30, 2018.

Loans Held-for-Sale, at Fair Value

Activities related to the carrying value of loans held-for-sale, at fair value were as follows:

Balance at December 31, 2017	$—
Shellpoint acquisition	488,233
Originations	1,678,606
Sales	(1,635,220)
Proceeds from repayments	(3,747)
Change in fair value	(3,009)
Balance at September 30, 2018	$524,863

Gain on Sale of Originated Mortgage Loans, Net

New Penn, a wholly owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while New Penn generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports gain on sale of originated mortgage loans, net in the condensed consolidated statements of income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Gain on sale of originated mortgage loans, net is summarized below:

Gain on loans originated and sold(A)	$24,684
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(2,757)
MSRs retained on transfer of loans(C)	17,282
Other(D)	6,523
Gain on sale of originated mortgage loans, net	$45,732

(A)	Includes loan origination fees and direct loan origination costs. Other indirect costs related to loan origination are included within general and administrative expenses.

(B)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(C)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

(D)	Includes fees for services associated with the loan origination process.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2017	$128,295
Purchases	26,807
Transfer of loans to real estate owned	83,844
Sales	(123,573)
Valuation (provision) reversal on REO	(213)
Balance at September 30, 2018	$115,160

As of September 30, 2018, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $303.8 million.

In addition, New Residential has recognized $20.1 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

Variable Interest Entities

A wholly owned subsidiary of New Penn, Shelter Mortgage Company LLC (“Shelter”) is a mortgage originator specializing in retail origination. Shelter operates its business through a series of joint ventures and was deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following table presents information on the assets and liabilities of the Shelter JVs.

September 30, 2018
Assets
Cash and cash equivalents	$17,421
Property and equipment, net	157
Intangible assets, net	74
Prepaid expenses and other assets	1,309
Total assets	$18,961

Liabilities
Accounts payable and accrued expenses	$1,514
Reserve for sales recourse	921
Total liabilities	$2,435

Noncontrolling Interests
Noncontrolling interests in the equity of the Shelter JVs is computed as follows:

September 30, 2018
Total consolidated equity of JVs	$16,526
Noncontrolling ownership interest	50.6%
Noncontrolling equity interest in consolidated JVs	$8,362

Total consolidated net income of JVs	$2,306
Noncontrolling ownership interest in net income	50.6%
Noncontrolling interest in net income of consolidated JVs	$1,167

As described in “Call Rights” above, New Residential has issued securitizations which were treated as sales under GAAP. New Residential has no obligation to repurchase any loans from these securitizations and its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities. These securitizations are conducted through variable interest entities, of which New Residential is not the primary beneficiary. Additionally, New Penn, a wholly owned subsidiary of New Residential, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinate retained interests. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of September 30, 2018:

Residential mortgage loan UPB	$6,878,247
Weighted average delinquency(A)	1.88%
Net credit losses for the nine months ended September 30, 2018	$6,486
Face amount of debt held by third parties(B)	$956,125

Carrying value of bonds retained by New Residential(C)	$1,230,214
Cash flows received by New Residential on these bonds for the nine months ended September 30, 2018	$113,325

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

(C)	Includes bonds retained pursuant to required risk retention regulations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

9.	INVESTMENTS IN CONSUMER LOANS

New Residential, through newly formed limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of September 30, 2018, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2018
Consumer Loan Companies
Performing Loans	$858,817	53.5%	$901,166	18.8%	3.7	5.2%
Purchased Credit Deteriorated Loans(C)	236,988	53.5%	196,346	16.0%	3.4	11.3%
Other - Performing Loans	46,253	100.0%	43,257	14.1%	0.8	5.8%
Total Consumer Loans, held-for-investment	$1,142,058		$1,140,769	18.0%	3.5	6.5%
December 31, 2017
Consumer Loan Companies
Performing Loans	$1,005,570	53.5%	$1,052,561	18.7%	3.7	6.0%
Purchased Credit Deteriorated Loans(C)	282,540	53.5%	236,449	16.2%	3.3	12.5%
Other - Performing Loans	89,682	100.0%	85,253	14.1%	1.0	4.5%
Total Consumer Loans, held-for-investment	$1,377,792		$1,374,263	17.9%	3.5	7.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2018
Days Past Due	Delinquency Status(A)
Current	94.7%
30-59	2.0%
60-89	1.3%
90-119(B)	0.8%
120+(B) (C)	1.2%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$1,137,814
Purchases	—
Additional fundings(A)	45,017
Proceeds from repayments	(196,589)
Accretion of loan discount and premium amortization, net	1,596
Gross charge-offs	(45,112)
Additions to the allowance for loan losses, net	1,697
Balance at September 30, 2018	$944,423

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2017	$4,429	$1,676	$6,105
Provision (reversal) for loan losses	36,860	(264)	36,596
Net charge-offs(C)	(38,293)	—	(38,293)
Balance at September 30, 2018	$2,996	$1,412	$4,408

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of September 30, 2018, there are $14.4 million in UPB and $13.4 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $6.8 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2017	$236,449
(Allowance) reversal for loan losses(A)	—
Proceeds from repayments	(68,221)
Accretion of loan discount and other amortization	28,118
Balance at September 30, 2018	$196,346

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
September 30, 2018	$236,988	$196,346
December 31, 2017	282,540	236,449

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2017	$132,291
Accretion	(28,118)
Reclassifications from (to) non-accretable difference(A)	28,474
Balance at September 30, 2018	$132,647

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	September 30, 2018	December 31, 2017
Total Consumer Loan Companies equity	$67,200	$74,071
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$31,248	$34,466

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Consumer Loan Companies income (loss)	$21,038	$26,616	$61,359	$74,580
Others’ ownership interest as a percent of total	46.5%	46.5%	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$9,783	$12,376	$28,533	$34,679

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
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

	As of
	September 30, 2018	December 31, 2017
Assets
Consumer loans, held-for-investment	$1,097,512	$1,289,010
Restricted cash	10,479	11,563
Accrued interest receivable	16,351	19,360
Total assets(A)	$1,124,342	$1,319,933
Liabilities
Notes and bonds payable(B)	$1,088,954	$1,284,436
Accounts payable and accrued expenses	4,144	4,007
Total liabilities(A)	$1,093,098	$1,288,443

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

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. WarrantCo is vested in the warrants to purchase an aggregate of 96.3 million Series F convertible preferred stock in ParentCo as of August 31, 2018, and New Residential and LoanCo co-investors are vested in the warrants to purchase an aggregate of 30.0 million Series F convertible preferred stock in ParentCo as of August 31, 2018. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential accounts for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

	September 30, 2018(A)	December 31, 2017
Consumer loans, at fair value	$85,424	$178,422
Warrants, at fair value	110,311	80,746
Other assets	56,296	46,342
Warehouse financing	(49,668)	(117,944)
Other liabilities	(8,909)	(13,059)
Equity	$193,454	$174,507
Undistributed retained earnings	$—	$—
New Residential’s investment	$46,888	$42,473
New Residential’s ownership	24.2%	24.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(B)	2017(B)	2018(B)	2017(B)
Interest income	$16,513	$12,276	$38,032	$25,105
Interest expense	(4,364)	(2,635)	(10,082)	(5,768)
Change in fair value of consumer loans and warrants	5,676	12,475	24,750	16,030
Gain on sale of consumer loans	2,379	6,928	3,512	18,778
Other expenses	(1,604)	(1,459)	(6,201)	(3,039)
Net income	$18,600	$27,585	$50,011	$51,106
New Residential’s equity in net income	$4,555	$6,769	$12,343	$12,649
New Residential’s ownership	24.5%	24.5%	24.7%	24.8%

(A)	Data as of August 31, 2018 as a result of the one month reporting lag.

(B)	Data for the periods ended August 31, 2018 and 2017, respectively, as a result of the one month reporting lag.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2018(C)	$85,424	25.0%	$85,424	14.4%	1.2	2.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of August 31, 2018 as a result of the one month reporting lag.

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2017	$51,412
Contributions to equity method investees	292,616
Distributions of earnings from equity method investees	(6,176)
Distributions of capital from equity method investees	(305,408)
Earnings from investments in consumer loans, equity method investees	12,343
Balance at September 30, 2018	$44,787

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

10.	DERIVATIVES

As of September 30, 2018, New Residential’s derivative instruments included economic hedges that were not designated as hedges for accounting purposes. New Residential uses economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of September 30, 2018, New Residential held to-be-announced forward contract positions (“TBAs”) of $5.5 billion in a short notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. New Residential’s net short position in TBAs was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities. As of September 30, 2018, New Residential separately held TBAs of $4.2 billion in a long notional amount of Agency RMBS and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

In addition, as of September 30, 2018, New Residential held Interest rate lock commitments (“IRLCs”) and forward loan sale and securities delivery commitments of $572.7 million and $28.4 million, respectively. IRLCs represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period and mortgage loan sale commitments represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivative assets
Interest Rate Caps	Other assets	$8	$2,423
Interest Rate Lock Commitments	Other assets	8,357	—
Forward Loan Sale Commitments	Other assets	305	—
TBAs	Other assets	18,542	—
		$27,212	$2,423
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$2,294	$—
TBAs	Accrued expenses and other liabilities	—	697
		$2,294	$697

(A)	Net of $6.8 million of related variation margin accounts as of September 30, 2018. As of December 31, 2017, no variation margin accounts existed.

The following table summarizes notional amounts related to derivatives:

	September 30, 2018	December 31, 2017
Interest Rate Caps(A)	$162,500	$772,500
Interest Rate Swaps(B)	4,242,000	—
Interest Rate Lock Commitments	572,654	—
Forward Loan Sale Commitments	28,402	—
TBAs, short position(C)	5,466,100	3,101,100
TBAs, long position(C)	4,207,800	1,014,000

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

(A)	As of September 30, 2018, caps LIBOR at 4.00% for $162.5 million of notional. The weighted average maturity of the interest rate caps as of September 30, 2018 was 4 months.

(B)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of September 30, 2018 was 50 months and the weighted average fixed pay rate was 2.93%.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Other income (loss), net(A)
Interest Rate Caps	$(2)	$(1,083)	$436	$(1,353)
Interest Rate Swaps	18,785	5,300	19,668	349
Unrealized gains(losses) on Interest Rate Lock Commitments	(2,247)	—	(2,247)	—
Forward Loan Sale Commitments	(17)	—	(17)	—
TBAs	$7,780	$(657)	$10,145	$880
	24,299	3,560	27,985	(124)
Gain (loss) on settlement of investments, net
Interest Rate Caps	—	322	(603)	(240)
Interest Rate Swaps	(656)	(2,499)	37,287	(12,097)
TBAs(B)	20,115	(16,579)	39,408	(45,989)
	19,459	(18,756)	76,092	(58,326)

Total income (losses)	$43,758	$(15,196)	$104,077	$(58,450)

(A)	Represents unrealized gains (losses).

(B)	Excludes $2.8 million in loss on settlement included within gain on sale of originated mortgage loans, net (Note 8).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	September 30, 2018									December 31, 2017
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$4,152,930	$4,152,930	Oct-18	2.24%	0.1	$4,270,689	$4,338,416	$4,304,875	2.0	$1,974,164
Non-Agency RMBS (E)	7,438,875	7,438,647	Oct-18 to Mar-19	3.32%	0.1	15,895,795	8,379,793	8,861,324	7.1	4,720,290
Residential Mortgage Loans(F)	2,707,458	2,706,521	Oct-18 to Aug-20	3.92%	0.5	3,155,945	2,992,424	2,996,601	11.2	1,849,004
Real Estate Owned(G)(H)	88,960	88,922	Oct-18 to Dec-19	4.36%	0.2	N/A	N/A	108,684	N/A	118,681
Total Repurchase Agreements	14,388,223	14,387,020		3.13%	0.2					8,662,139
Notes and Bonds Payable
Excess MSRs(I)	297,759	297,563	Feb-20 to Jul-22	4.90%	3.0	144,869,048	386,578	492,684	5.7	483,978
MSRs(J)	2,450,580	2,441,750	Feb-19 to Jul-24	4.24%	3.2	382,479,510	3,741,451	4,553,076	6.7	1,157,179
Servicer Advances(K)	3,390,918	3,385,842	Mar-19 to Dec-21	3.54%	2.0	3,832,948	4,000,262	4,017,057	1.4	4,060,156
Residential Mortgage Loans(L)	125,355	123,097	Oct-18 to Jul-43	3.74%	6.3	132,091	128,702	125,928	6.4	137,196
Consumer Loans(M)	1,008,341	1,004,608	Dec-21 to Mar-24	3.39%	2.9	1,141,907	1,145,026	1,140,618	3.5	1,242,756
Receivable from government agency(L)	2,086	2,086	Oct-18	4.42%	0.1	N/A	N/A	1,461	N/A	3,126
Total Notes and Bonds Payable	7,275,039	7,254,946		3.82%	2.6					7,084,391
Total/ Weighted Average	$21,663,262	$21,641,966		3.36%	1.0					$15,746,530

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through October 30, 2018 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $27.6 million of associated accrued interest payable as of September 30, 2018.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $3.4 billion of related trade and other receivables.

(E)
$7,193.3 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $245.6 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements of $166.1 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $197.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and includes corporate loans with $100.0 million balance currently outstanding which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $574.5 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.25%; $38.4 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,837.7 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$3.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

to 2.2%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)	Represents: (i) a $7.7 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $730.3 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $30.6 million face amount note which bears interest equal to 4.00%.

As of September 30, 2018, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $14.4 billion of repurchase agreements as of September 30, 2018. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2017	$483,978	$1,157,179	$4,060,156	$6,694,454	$2,108,007	$1,242,756	$15,746,530
Repurchase Agreements:
Borrowings(B)	—	—	—	59,467,769	4,668,289	—	64,136,058
Repayments	—	—	—	(54,570,418)	(3,841,165)	—	(58,411,583)
Capitalized deferred financing costs, net of amortization	—	—	—	(228)	634	—	406
Notes and Bonds Payable:
Borrowings(B)	240,000	3,543,776	3,784,496	—	120,702	—	7,688,974
Repayments	(426,440)	(2,251,280)	(4,460,114)	—	(134,941)	(239,709)	(7,512,484)
Discount on borrowings, net of amortization	—	—	33	—	—	1,187	1,220
Unrealized gain on notes, fair value	—	—	—	—	(900)	—	(900)
Capitalized deferred financing costs, net of amortization	25	(7,925)	1,271	—	—	374	(6,255)
Balance at September 30, 2018	$297,563	$2,441,750	$3,385,842	$11,591,577	$2,920,626	$1,004,608	$21,641,966

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

(B)	Includes $639.0 million of borrowings associated with the Shellpoint Acquisition.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of September 30, 2018 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
October 1 through December 31, 2018	$—	$12,480,602	$12,480,602
2019	826,188	2,472,426	3,298,614
2020	812,745	115,465	928,210
2021	1,784,596	784,589	2,569,185
2022	38,378	197,759	236,137
2023 and thereafter	1,097,462	1,053,052	2,150,514
	$4,559,369	$17,103,893	$21,663,262

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of September 30, 2018:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$5,197,961	$2,796,418	$2,401,543
Notes and Bonds Payable
Excess MSRs	150,000	100,000	50,000
MSRs	990,000	612,899	377,101
Servicer advances(A)	1,710,000	1,377,259	332,741
Consumer loans	150,000	30,607	119,393
	$8,197,961	$4,917,183	$3,280,778

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

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of September 30, 2018.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

12.	FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2018 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$112,054,333	$467,061	$—		$—	$467,061	$467,061
Excess mortgage servicing rights, equity method investees, at fair value(A)	44,239,405	154,939	—		—	154,939	154,939
Mortgage servicing rights, at fair value(A)	246,949,863	2,872,004	—		—	2,872,004	2,872,004
Mortgage servicing rights financing receivables, at fair value	135,529,647	1,681,072	—	—	—	1,681,072	1,681,072
Servicer advance investments, at fair value	637,102	799,936	—		—	799,936	799,936
Real estate and other securities, available-for-sale	20,633,278	11,650,257	—		2,673,863	8,976,394	11,650,257
Residential mortgage loans, held-for-investment	629,017	652,717	—		—	652,529	652,529
Residential mortgage loans, held-for-sale	2,091,784	1,996,303	—		—	2,037,078	2,037,078
Residential mortgage loans, held-for-sale, at fair value	514,516	524,863	—		468,824	56,038	524,862
Residential mortgage loans, held-for-investment, at fair value	124,079	123,606	—		—	123,606	123,606
Residential mortgage loans subject to repurchase	110,181	110,181	—		110,181	—	110,181
Consumer loans, held-for-investment	1,142,058	1,140,769	—		—	1,128,410	1,128,410
Derivative assets	10,437,456	27,212	—		18,854	8,357	27,211
Cash and cash equivalents	330,148	330,148	330,148		—	—	330,148
Restricted cash	155,749	155,749	155,749		—	—	155,749
Other assets		33,642	23,876		—	9,766	33,642
		$22,720,459	$509,773		$3,271,722	$18,967,190	$22,748,685
Liabilities
Repurchase agreements	$14,388,223	$14,387,020	$—		$14,388,223	$—	$14,388,223
Notes and bonds payable(B)	7,275,039	7,254,946	—		—	7,240,544	7,240,544
Residential mortgage loans repurchase liability	110,181	110,181	—		110,181	—	110,181
Derivative liabilities	4,242,000	2,294	—		2,294	—	2,294
Excess spread financing	3,608,770	44,374	—		—	44,374	44,374
Contingent consideration	N/A	42,770	—		—	42,770	42,770
		$21,841,585	$—		$14,500,698	$7,327,688	$21,828,386

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)
Includes the SAFT 2013-1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $117.5 million as of September 30, 2018.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	Mortgage Servicing Rights Financing Receivable(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives	Residential Mortgage Loans
	Agency	Non-Agency								Total
Balance at December 31, 2017	$324,636	$849,077	$171,765	$1,735,504	$598,728	$4,027,379	$5,974,789	$—	$—	$13,681,878
Transfers(C)
Transfers from Level 3	—	—	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—	—	—
Shellpoint Acquisition (Note 1)	—	—	—	286,600	(135,288)	—	—	10,604	156,823	318,739
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(D)	—	—	—	—	—	—	(18,113)	—	—	(18,113)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(14,738)	(40,973)	—	—	—	—	—	—	—	(55,711)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	5,624	—	—	—	—	—	—	5,624
Included in servicing revenue, net(E)	—	—	—	31,252	—	—	—	—	—	31,252
Included in change in fair value of investments in mortgage servicing rights financing receivables(D)	—	—	—	—	63,628	—	—	—	—	63,628
Included in change in fair value of servicer advance investments	—	—	—	—	—	(86,581)	—	—	—	(86,581)
Included in gain (loss) on settlement of investments, net	—	40,417	—	—	—	72,585	(994)	—	—	112,008
Included in other income (loss), net(D)	4,401	200	—	—	—	—	12,001	(2,247)	(692)	13,663
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	97,538	—	—	97,538
Interest income	16,954	15,417	—	—	—	43,122	239,036	—	—	314,529
Purchases, sales and repayments
Purchases	—	—	—	801,366	138,993	1,817,581	3,475,138	—	36,520	6,269,598
Proceeds from sales	(12,380)	—	—	—	(2,982)		(81,325)	—	(19,900)	(116,587)
Proceeds from repayments	(45,020)	(32,363)	(22,450)	—	—	(1,871,312)	(721,676)	—	(3,236)	(2,696,057)
Other	—	—	—	17,282	—	—	—	—	—	17,282
New Ocwen Agreements (Note 5)	—	(638,567)	—	—	1,017,993	(3,202,838)	—	—	—	(2,823,412)
Balance at September 30, 2018	$273,853	$193,208	$154,939	$2,872,004	$1,681,072	$799,936	$8,976,394	$8,357	$169,515	$15,129,278

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	Transfers are assumed to occur at the beginning of the respective period.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
Total
Balance at December 31, 2017	$—	$—	$—	$—
Transfers(A)
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Shellpoint Acquisition (Note 1)	48,262	120,702	42,770	211,734
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(B)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(B)	—	—	—	—
Included in servicing revenue, net(C)	(3,888)	—	—	(3,888)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(B)	—	(900)	—	(900)
Gains (losses) included in other comprehensive income, net of tax(D)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	—	—
Proceeds from repayments	—	(2,332)	—	(2,332)
Other	—	—	—	—
Ocwen Transaction	—	—	—	—
Balance at September 30, 2018	$44,374	$117,470	$42,770	$204,614

(A)	Transfers are assumed to occur at the beginning of the respective period.

(B)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.

(C)	The components of Servicing revenue, net are disclosed in Note 5.

(D)	These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the weighted average inputs used as of September 30, 2018:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.7%	2.6%	26.1%	21	22
Recaptured Pools	7.4%	2.2%	23.8%	22	24
Recapture Agreement	7.2%	2.2%	24.6%	22	—
	8.8%	2.5%	25.4%	21	23
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	10.6%	N/A	15.4%	15	24
Recaptured Pools	9.1%	N/A	20.2%	23	24
Recapture Agreement	9.1%	N/A	20.1%	20	—
	10.3%	N/A	16.3%	16	24
Total/Weighted Average--Excess MSRs Directly Held	9.4%	2.5%	21.6%	19	23

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	10.8%	4.0%	28.8%	19	21
Recaptured Pools	7.7%	2.6%	29.2%	23	23
Recapture Agreement	7.8%	2.7%	30.5%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.2%	3.3%	29.2%	21	22

Total/Weighted Average--Excess MSRs All Pools	9.3%	2.8%	24.5%	20	23

MSRs
Agency
Mortgage Servicing Rights(H) (I)	8.9%	1.2%	22.9%	26	22
Mortgage Servicing Rights Financing Receivables	9.2%	1.1%	14.3%	27	20
Non-Agency
Mortgage Servicing Rights	14.0%	0.9%	10.0%	26	26
Mortgage Servicing Rights Financing Receivables	8.4%	15.1%	5.0%	45	26
Ginnie Mae
Mortgage Servicing Rights(I)	10.4%	3.6%	23.6%	34	27

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $7.40 per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $11.52 per loan per month was used to value

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

the non-agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $10.02 per loan per month was used to value the Ginnie Mae MSRs.

(F)	Weighted average maturity of the underlying residential mortgage loans in the pool.

(G)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

(H)	For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.

(I)	Includes valuation of the related Excess spread financing (Note 5).

With respect to valuing the Ocwen-serviced mortgage servicing rights financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 0.9%.

As of September 30, 2018, a weighted average discount rate of 8.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of September 30, 2018, a weighted average discount rate of 8.7% was used to value New Residential’s investments in MSRs and a weighted average discount rate of 10.3% was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2018	1.5%	11.1%	18.2%	19.6	bps	5.9%	23.2

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 9.3 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of September 30, 2018, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$2,653,034	$2,678,375	$2,673,863	$—	$2,673,863	2
Non-Agency RMBS(C)	17,980,244	8,491,714	8,957,869	18,525	8,976,394	3
Total	$20,633,278	$11,170,089	$11,631,732	$18,525	$11,650,257

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
September 30, 2018
(dollars in tables in thousands, except share data)

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

For 61.8% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$5,550,819	2.66% to 30.00%	0.25% to 21.4%	0.25% to 9.00%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $7.3 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

Residential Mortgage Loans Valuation

New Residential, through its wholly owned subsidiary, New Penn, originates mortgage loans that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae mortgage backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, New Residential classifies these valuations as Level 2 in the fair value hierarchy.

Residential mortgage loans held-for-sale, at fair value also includes certain nonconforming mortgage loans originated for sale to private investors, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates. As the internal pricing model is based on certain unobservable inputs, New Residential classifies these valuations as Level 3 in the fair value hierarchy.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Sale, at Fair Value	$524,862	3.75% to 4.00%	10.00% to 15.00%	0.00% to 4.0%	0.0% to 50.0%

Residential mortgage loans held-for-investment, at fair value includes mortgage loans underlying the SAFT 2013-1 securitization, which are valued using internal pricing models using inputs such as default rates, prepayment speeds and discount rates. As the internal pricing model is based on certain unobservable inputs, New Residential classifies these valuations as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$123,606	4.00%	10.0%	0.2%	20.0%

Derivative Valuation

New Residential enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. New Residential generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are classified as Level 2 in the fair value hierarchy.

As a part of the mortgage loan origination business, New Residential enters into forward loan sale and securities delivery commitments, which are valued based on observed market pricing for similar instruments and therefore, are classified as Level 2. In addition, New Residential enters into IRLCs, which are valued using internal pricing models incorporating i) market pricing for instruments with similar characteristics (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusted for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs	$8,357	46.00% to 100%	0 to 326

Mortgage-Backed Securities Issued

New Penn, a wholly owned subsidiary of New Residential, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity and therefore, New Residential’s condensed consolidated balance sheets include the mortgage-backed securities issued by SAFT 2013-1. New Residential elected the fair value option for these financial instruments and the mortgage-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$117,470	3.50% to 5.25%	9.0% to 12.0%	0% to 0.25%	10.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Contingent Consideration Valuation

New Residential, as additional consideration for the Shellpoint Acquisition, may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint Closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). In accordance with ASC 805, New Residential measures its contingent consideration at fair value on a recurring basis using a scenario-based method to weigh the probability of multiple outcomes to arrive at an expected payment cash flow and then discounts the expected cash flow. The inputs utilized in valuing the contingent consideration include a discount rate of 8% and the application of probability weighting of income scenarios, which are significant unobservable inputs and therefore, contingent consideration is classified as Level 3 in the fair value hierarchy. This valuation is preliminary and subject to change (Note 1).

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

At September 30, 2018, assets measured at fair value on a nonrecurring basis were $0.3 billion. The $0.3 billion of assets include approximately $227.1 million of residential mortgage loans held-for-sale and $70.5 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2018:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$186,157	4.7%	3.9	7.7%	4.3%	32.8%
Non-Performing Loans	40,985	5.3%	2.4	2.1%	2.8%	30.0%
Total/Weighted Average	$227,142	4.8%	3.6	6.7%	4.0%	32.3%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2018 was a reversal of net valuation allowance of approximately $8.7 million, consisting of a reversal of prior valuation allowance of $8.9 million for residential mortgage loans, offset by $0.2 million increased allowance for REO.

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

On July 30, 2018, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the three months ended September 30, 2018, New Residential sold 0.5 million ATM Shares for an aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, New Residential granted options to the Manager relating to 0.05 million shares of New Residential’s common stock at the offering price, which had fair value of approximately $0.1 million as of the grant date.

On September 20, 2018, New Residential’s board of directors declared a third quarter 2018 dividend of $0.50 per common share or $170.2 million.

Approximately 0.5 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at September 30, 2018.

Option Plan

As of September 30, 2018, New Residential’s outstanding options were summarized as follows:

Held by the Manager	4,086,222
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	1,530,916
Issued to the independent directors	6,000
Total	5,623,138

The following table summarizes New Residential’s outstanding options as of September 30, 2018. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended September 30, 2018 was $17.82 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2018	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2018 (millions)
Directors	Various	6,000	6,000	$13.49	$—
Manager(C)	2016	533,334	200,000	13.70	0.8
Manager(C)	2017	2,638,804	565,459	14.50	1.9
Manager(C)	2018	2,445,000	288,798	17.11	0.2
Outstanding		5,623,138	1,060,257

(A)	Options expire on the tenth anniversary from date of grant.

(B)
The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2017 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.

(C)	The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2016	$13.70	400,000
2017	$14.50	1,130,916
Total		1,530,916

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2017 outstanding options	18,502,188
Options granted	2,924,166	$17.13
Options exercised	(15,803,216)	$14.30
Options expired unexercised	—
September 30, 2018 outstanding options	5,623,138	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the nine months ended September 30, 2018, based on the treasury stock method, New Residential had 1,463,258 dilutive common stock equivalents outstanding. During the nine months ended September 30, 2017, based on the treasury stock method, New Residential had 1,845,597 dilutive common stock equivalents outstanding.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6), Shelter JVs (Note 8) and Consumer Loans (Note 9).

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

Capital Commitments — As of September 30, 2018, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to September 30, 2018, if any):

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Mortgage Origination Reserves — New Penn, a wholly owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while New Penn generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Penn makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, New Penn generally has an obligation to cure the breach. If New Penn is unable to cure the breach, the purchaser may require New Penn to repurchase the loan.

In addition, for Ginnie Mae guaranteed securitizations, New Penn holds a Ginnie Mae Buy-Back Option to repurchase delinquent loans from the securitization at its discretion. While New Penn is not obligated to repurchase the delinquent loans, New Penn generally executes its option to repurchase that will result in an economic benefit. As of September 30, 2018, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $6.3 million and $110.2 million, respectively. See Notes 5 and 8 for information on New Residential’s Ginnie Mae Buy-Back Option and mortgage origination, respectively.

Mortgage Origination Unfunded Commitments — As of September 30, 2018, New Penn was committed to fund approximately $809.9 million of mortgage loans and had forward loan sale commitments of $33.4 million. The forward sales are expected to close during the fourth quarter of 2018.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $182.6 million of unfunded and available revolving credit privileges as of September 30, 2018. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential, through its wholly owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Future commitments under non-cancelable leases are approximately $26.7 million.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At September 30, 2018, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
September 30, 2018
(dollars in tables in thousands, except share data)

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

The Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally (i) the equity transferred by Drive Shack Inc. (“Drive Shack”), formerly Newcastle Investment Corp., which was the sole stockholder of New Residential until the spin-off of New Residential completed on May 15, 2013, on the date of the spin-off, (ii) plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

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

Due to affiliates is comprised of the following amounts:

	September 30, 2018	December 31, 2017
Management fees	$5,166	$4,734
Incentive compensation	65,169	81,373
Expense reimbursements and other	3,800	2,854
Total	$74,135	$88,961

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
(dollars in tables in thousands, except share data)

Affiliate expenses and fees were comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$15,464	$14,187	$46,027	$41,447
Incentive compensation	23,848	19,491	65,169	72,123
Expense reimbursements(A)	125	125	375	375
Total	$39,437	$33,803	$111,571	$113,945

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Notes 4, 5, 6, 8, 11 and 14 for a discussion of transactions with Nationstar. As of September 30, 2018, 99.2%, 25.7% and 97.0% of the UPB of the loans underlying New Residential’s investments in Excess MSRs, MSRs and Servicer Advance Investments, respectively, was serviced, subserviced or master serviced by Nationstar. As of September 30, 2018, a total face amount of $4.3 billion of New Residential’s Non-Agency RMBS portfolio and approximately $27.6 million of New Residential’s Agency RMBS portfolio was serviced or master serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced Non-Agency RMBS was approximately $38.3 billion as of September 30, 2018. New Residential holds a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the outstanding balance of the underlying residential mortgage loans falls below a pre-determined threshold, it can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, and repay all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. In connection with New Residential’s exercise of certain of these call rights, and certain other call rights acquired by New Residential, New Residential has made, and expects to continue to make, payments to funds managed by an affiliate of Fortress in respect of Excess MSRs held by the funds affected by the exercise of the call rights (“MSR Fund Payments”). During 2018, New Residential accrued for MSR Fund Payments in an aggregate amount of approximately $0.2 million and has also caused an aggregate of $0.5 million of securities to be transferred to such funds in 2018. New Residential continues to evaluate the call rights it purchased from Nationstar, and its ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The actual UPB of the residential mortgage loans on which New Residential can successfully exercise call rights and realize the benefits therefrom may differ materially from its initial assumptions. As of September 30, 2018, $878.8 million UPB of New Residential’s residential mortgage loans and $13.1 million of New Residential’s REO were being serviced or master serviced by Nationstar. Additionally, in the ordinary course of business, New Residential engages Nationstar to administer the termination of securitization trusts that it collapses pursuant to its call rights. As a result of these relationships, New Residential routinely has receivables from, and payables to, Nationstar, which are included in Other Assets and Accrued Expenses and Other Liabilities, respectively.

See Note 4 regarding co-investments with Fortress-managed funds.

16.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2018	2017	2018	2017
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$28,737	$(7,342)	$66,695	$(29,592)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	3,889	1,509	23,190	8,736
Total reclassifications		$32,626	$(5,833)	$89,885	$(20,856)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current:
Federal	$5,691	$4,072	$6,299	$6,683
State and Local	(263)	131	424	354
Total Current Income Tax Expense (Benefit)	5,428	4,203	6,723	7,037
Deferred:
Federal	(1,201)	20,977	(12,829)	97,053
State and Local	(664)	7,433	149	16,963
Total Deferred Income Tax Expense (Benefit)	(1,865)	28,410	(12,680)	114,016
Total Income Tax Expense (Benefit)	$3,563	$32,613	$(5,957)	$121,053

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

New Residential has recorded a net deferred tax liability of approximately $3.9 million as of September 30, 2018, primarily related to unrealized gains and discount accruals offset by net operating loss carry forwards.

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

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2018 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On September 20, 2018, New Residential’s board of directors declared a third quarter 2018 dividend of $0.50 per common share or $170.2 million. On October 26, 2018, New Residential paid the third quarter dividend to stockholders of record as of October 1, 2018.

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold MSRs totaling more than $3.5 trillion since 2010. As of the second quarter of 2018, the top 100 mortgage servicers serviced over 98% out of the $10.7 trillion one-to-four family mortgage debt outstanding, according to Inside Mortgage Finance. Furthermore, according to Inside Mortgage Finance, approximately 65% of such outstanding mortgage debt was serviced by the top 25 mortgage servicers as of the second quarter of 2018. Given current market dynamics and an overall challenging servicing environment, we may expect additional market consolidation among non-bank servicers. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets. As a result, we believe additional MSR sales will be likely for some period of time. These factors have resulted in increased opportunities for us to acquire interests in MSRs and to provide capital to non-bank servicers. In addition, approximately $1.6 trillion of new loans are expected to be originated in 2018, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Recently, strong demand for mortgage assets in general has led to tighter spreads and lower required rates of return. This, in turn, creates a reach for yield and increased difficulty in sourcing accretive investments in the current investment landscape. These market conditions have driven prices higher, thereby also increasing the value of certain of our existing investments.

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

In the third quarter of 2018, both current interest rates and expected future interest rates generally increased. For instance, the 10-year treasury yield increased from 2.85% to 3.06%. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, while market interest rates increased, market credit spreads for these investments decreased, with the net result being an increase in value during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the third quarter of 2018, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $6.5 million in the aggregate, primarily as a result of a decrease in recapture assumptions, while the weighted average discount rate of the portfolio remained unchanged at 8.8%. In addition, a decrease in prepayment rates due to an increase in interest rates and an increase in the custodial earnings rate, partially offset by lower recapture assumptions caused the fair value of our MSRs, including MSR financing receivables, to increase by approximately $4.9 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of September 30, 2018 was 1.58%, compared to 1.25% as of June 30, 2018. The spread changed primarily as a result of higher yields from new securities purchased partially offset by increased funding costs during the third quarter of 2018. The net interest spread on our Non-Agency RMBS portfolio as of September 30, 2018 was 2.18%, compared to 2.50% as of June 30, 2018. This spread changed primarily to lower yields on securities owned and new securities purchased partially offset by decreased funding costs during the third quarter of 2018.

General U.S. Economy and Unemployment

In the last twelve months, the U.S. unemployment rate generally continued to decline and equity market prices trended up, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measures, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true as the Case Shiller Home Price Index increased from 203 as of the third quarter of 2017 to 214 as of the third quarter of 2018. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.2 million, or 4.3 percent, as of the second quarter of 2018, down from 4.7 percent, as of the first quarter of 2018. This trend has helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads, which generally have an impact on the value of yield driven financial instruments (e.g., RMBS and loan portfolios), were flat during the third quarter of 2018. While a useful market proxy, corporate credit spreads are not necessarily indicative or directly correlated to mortgage credit spreads, which tightened during the quarter. Collateral performance, market liquidity, mortgage credit spreads and other factors related specifically to certain investments within our mortgage securities and loan portfolio caused a slight increase to the value of the portion of this portfolio that was owned for the entire quarter.

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of September 30, 2018.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$156,293,738	$482,650	2.3%	$622,000	6.2
MSRs(B)	246,949,863	2,390,079	11.5%	2,872,004	6.6
Mortgage Servicing Rights Financing Receivables(B) (C)	135,529,647	1,351,372	6.5%	1,681,072	6.7
Servicer Advance Investments(B) (D)	637,102	783,141	3.6%	799,936	5.9
Agency RMBS(E)	2,653,034	2,678,375	12.9%	2,673,863	9.8
Non-Agency RMBS(E)	17,980,244	8,491,714	41.0%	8,976,394	7.1
Residential Mortgage Loans	3,483,808	3,320,429	16.0%	3,297,489	7.8
Real Estate Owned	N/A	124,568	0.6%	115,160	—
Consumer Loans	1,142,058	1,145,177	5.6%	1,140,769	3.5
Consumer Loans, Equity Method Investees	85,424	N/A	N/A	44,787	1.2
Total/Weighted Average		$20,767,505	100.0%	$22,223,474	7.1

Reconciliation to GAAP total assets:
Cash and restricted cash				485,897
Residential mortgage loans subject to repurchase				110,181
Servicer advances receivable				3,217,121
Trades receivable				3,424,865
Other assets				629,231
GAAP total assets				$30,090,769

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

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

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivables

As of September 30, 2018, we had $4.6 billion carrying value of MSRs and mortgage servicing rights financing receivables within our servicer subsidiary, NRM.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of September 30, 2018, these subservicers include Nationstar, Ocwen, Ditech, PHH, and Flagstar, which subservice 25.7%, 24.0%, 21.8%, 11.5%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables). NRM has entered into agreements with Ditech,

Nationstar, PHH, and Ocwen whereby NRM is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

The table below summarizes our investments in MSRs and mortgage servicing rights financing receivables as of September 30, 2018.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency	$215.0	26	bps	$2,479.7
Non-Agency	2.1	26		20.6
Ginnie Mae	29.9	34		371.7
Mortgage Servicing Rights Financing Receivables
Agency	44.0	27		467.6
Non-Agency	91.5	45		1,213.5
Total	$382.5	31	bps	$4,553.1

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivables as of September 30, 2018 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$2,479,734	$214,959,796	1,408,271	744	4.3%	264	64	3.1%	11.3%	10.9%	0.2%	15.3%
Non-Agency	20,555	2,056,930	4,264	759	3.9%	309	37	6.2%	6.2%	0.4%	5.9%	4.8%
Ginnie Mae	371,715	29,933,137	141,512	685	3.7%	326	29	7.8%	13.3%	12.9%	0.5%	6.8%
Mortgage Servicing Rights Financing Receivables
Agency	467,613	43,997,628	328,418	744	4.2%	240	81	6.8%	11.6%	11.2%	0.4%	6.1%
Non-Agency	1,213,459	91,532,019	654,070	642	4.5%	309	154	16.1%	11.2%	7.8%	3.5%	—%
Total	$4,553,076	$382,479,510	2,536,535	715	4.3%	277	85	7.0%	11.4%	10.3%	1.1%	9.8%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	1.6%	0.4%	0.5%	0.3%	0.1%	0.3%
Non-Agency	0.9%	0.1%	0.4%	0.6%	—%	0.1%
Ginnie Mae	4.4%	1.2%	1.5%	1.2%	—%	1.1%
Mortgage Servicing Rights Financing Receivables
Agency	1.9%	0.3%	0.3%	0.6%	—%	0.4%
Non-Agency	8.3%	5.0%	7.4%	4.5%	1.8%	2.8%
Total	3.5%	1.5%	2.2%	1.4%	0.5%	1.0%

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

As of September 30, 2018, MSRs purchased from PHH, and related servicer advances receivable, with respect to private-label residential mortgage loans of approximately $3.7 billion in total UPB with a purchase price of approximately $21.0 million had not been settled.

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of September 30, 2018.

Summary of Direct Excess MSR Investments as of September 30, 2018

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$55.7	29	bps	21	bps	32.5% - 66.7%	$242.7
Recapture Agreements	—	29		22		32.5% - 66.7%	31.2
	55.7	29		21			273.9
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$56.4	35		15		33.3% - 100.0%	$174.7
Recapture Agreements	—	26		20		33.3% - 100.0%	18.5
	56.4	34		15			193.2
Total/Weighted Average	$112.1	32	bps	18	bps		$467.1

(A)	The MSR is a weighted average as of September 30, 2018, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $42.3 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of September 30, 2018

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$44.2	32	bps	21	bps	50.0%	66.7%	33.3%	$245.6
Recapture Agreements	—	33		23		50.0%	66.7%	33.3%	39.4
Total/Weighted Average	$44.2	32	bps	21	bps				$285.0

(A)	The MSR is a weighted average as of September 30, 2018, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of September 30, 2018 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$174,120	$42,820,547	308,104	712	4.6%	271	108	8.0%	14.0%	13.2%	0.9%	19.8%
Recaptured Loans	68,535	12,856,792	75,799	723	4.3%	286	34	0.6%	11.0%	10.8%	0.2%	28.5%
Recapture Agreement	31,198	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$273,853	$55,677,339	383,903	715	4.5%	275	90	6.3%	13.3%	12.6%	0.7%	21.5%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$156,307	$52,662,477	290,428	673	4.7%	284	150	34.8%	16.6%	12.9%	4.2%	14.0%
Recaptured Loans	18,373	3,714,517	16,578	741	4.2%	289	23	2.9%	10.8%	10.8%	—%	29.2%
Recapture Agreement	18,528	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$193,208	$56,376,994	307,006	677	4.7%	284	142	32.7%	16.3%	12.8%	4.0%	14.7%
Total/Weighted Average(H)	$467,061	$112,054,333	690,909	696	4.6%	280	117	19.3%	14.8%	12.7%	2.4%	18.0%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	3.8%	1.2%	1.0%	0.9%	0.2%	0.2%
Recaptured Loans	1.8%	0.5%	0.4%	0.3%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.3%	1.1%	0.8%	0.8%	0.2%	0.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.2%	2.8%	2.8%	6.7%	1.1%	2.1%
Recaptured Loans	1.2%	0.1%	0.2%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	9.6%	2.7%	2.6%	6.2%	1.1%	1.9%
Total/Weighted Average(H)	6.5%	1.9%	1.7%	3.5%	0.6%	1.0%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $42.3 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of September 30, 2018 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$136,183	$29,029,878	33.3%	274,493	695	5.1%	263	125	8.9%	15.2%	13.9%	1.4%	21.3%
Recaptured Loans	109,379	15,209,527	33.3%	105,920	707	4.3%	280	40	0.6%	11.1%	10.9%	0.3%	33.8%
Recapture Agreement	39,395	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average(G)	$284,957	$44,239,405		380,413	699	4.8%	269	97	6.2%	13.9%	13.0%	1.1%	24.8%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.3%	1.6%	1.1%	1.3%	0.4%	0.3%
Recaptured Loans	3.0%	0.8%	0.5%	0.4%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	4.5%	1.3%	0.9%	1.0%	0.3%	0.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2018
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$783,141	$799,936	$42,323,957	$637,102	1.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the nine months ended, September 30, 2018 (dollars in thousands):

			Nine Months Ended September 30, 2018		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.9%	5.9	$(86,581)	$630,422	89.3%	88.2%	3.7%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

September 30, 2018
Principal and interest advances	$114,351
Escrow advances (taxes and insurance advances)	236,799
Foreclosure advances	285,952
Total	$637,102

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2018 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency Specified Pools	$2,653,034	$2,678,375	100.0%	$705	$(5,217)	$2,673,863	31	9.8	0.8%	$866,266

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of September 30, 2018:

Net Interest Spread(A)
Weighted Average Asset Yield	3.82%
Weighted Average Funding Cost	2.24%
Net Interest Spread	1.58%

(A)	The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2018 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$17,980,244	$8,491,714	$549,206	$(64,526)	$8,976,394	$7,438,875

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2018 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	395	$2,282,269	$1,699,347	20.4%	$1,895,998	12.5%	1.0%	7.6	3.5%
2006	CC	146	3,283,747	2,093,953	25.1%	2,232,024	7.0%	2.0%	7.8	2.6%
2007	CC	97	3,345,657	2,075,675	24.9%	2,207,801	5.8%	1.3%	7.4	2.8%
2008 and later	BB+	213	8,921,330	2,476,052	29.6%	2,502,250	23.6%	0.3%	6.2	3.8%
Total/Weighted Average	CCC+	851	$17,833,003	$8,345,027	100.0%	$8,838,073	12.4%	1.1%	7.2	3.2%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	13.8	0.08	11.6%	11.1%	13.3%
2006	12.4	0.13	10.7%	12.0%	31.8%
2007	11.6	0.24	11.6%	12.5%	38.4%
2008 and later	7.7	0.90	5.0%	1.3%	1.2%
Total/Weighted Average	11.1	0.37	9.4%	8.8%	20.6%

(A)	Excludes $62.2 million face amount of bonds backed by consumer loans and $85.0 million face amount of bonds backed by corporate debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 221 bonds with a carrying value of $431.4 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2018.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2018.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $220.0 million and $0.0 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $176.8 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of September 30, 2018:

Net Interest Spread(A)
Weighted Average Asset Yield	5.50%
Weighted Average Funding Cost	3.32%
Net Interest Spread	2.18%

(A)	The Non-Agency RMBS portfolio consists of 73.4% floating rate securities and 26.6% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $130.0 billion.

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

Residential Mortgage Loans

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2018 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Performing Loans(G) (J)	$665,939	$620,303	8,968	7.3%	5.0	16.8%	79.4%	7.1%	672
Purchased Credit Deteriorated Loans(H)	211,564	156,020	1,828	7.7%	3.1	15.9%	85.6%	75.5%	595
Total Residential Mortgage Loans, held-for-investment	$877,503	$776,323	10,796	7.4%	4.5	16.6%	80.9%	23.6%	653

Reverse Mortgage Loans(E) (F)	$15,271	$6,813	41	7.9%	4.9	10.1%	135.1%	70.0%	N/A
Performing Loans(G) (I)	1,558,201	1,582,174	13,155	4.1%	4.3	55.6%	62.0%	3.9%	713
Non-Performing Loans(H) (I)	518,317	407,316	4,605	6.0%	2.9	17.9%	89.7%	73.2%	589
Total Residential Mortgage Loans, held-for-sale	$2,091,789	$1,996,303	17,801	4.6%	3.9	45.9%	69.4%	21.6%	682
Originated Loans	514,516	524,863	1,948	4.9%	28.8	96.0%	80.9%	4.0%	717
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$514,516	$524,863	1,948	4.9%	28.8	96.0%	80.9%	4.0%	717

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.5 million. Approximately 52% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of September 30, 2018, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $25.7 million and $56.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)	Includes $124.4 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of September 30, 2018 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,142,058	62.3%	37.7%	154,800	672	18.1%	11.3%	155	3.5	2.0%	1.3%	2.0%	18.0%	5.6%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of September 30, 2018, we had a net investment of $44.8 million in LoanCo and WarrantCo. For further information, see Note 9 to our Condensed Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2018(C)	$85,424	25.0%	$85,424	14.4%	1.2	2.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of August 31, 2018 as a result of the one month reporting lag.

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

Our critical accounting policies as of September 30, 2018, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Interest income	$425,524	$397,722	$27,802	$1,212,902	$1,162,212	$50,690
Interest expense	162,806	125,278	37,528	421,109	338,664	82,445
Net Interest Income	262,718	272,444	(9,726)	791,793	823,548	(31,755)

Impairment
Other-than-temporary impairment (OTTI) on securities	3,889	1,509	2,380	23,190	8,736	14,454
Valuation and loss provision (reversal) on loans and real estate owned	5,471	26,700	(21,229)	28,136	65,381	(37,245)
	9,360	28,209	(18,849)	51,326	74,117	(22,791)

Net interest income after impairment	253,358	244,235	9,123	740,467	749,431	(8,964)
Servicing revenue, net	175,355	58,014	117,341	538,784	269,467	269,317
Gain on sale of originated mortgage loans, net	45,732	—	45,732	45,732	—	45,732
Other Income
Change in fair value of investments in excess mortgage servicing rights	(4,744)	(14,291)	9,547	(55,711)	(32,650)	(23,061)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	3,396	2,054	1,342	5,624	6,056	(432)
Change in fair value of investments in mortgage servicing rights financing receivables	(88,345)	70,232	(158,577)	63,628	75,828	(12,200)
Change in fair value of servicer advance investments	(5,353)	10,941	(16,294)	(86,581)	70,469	(157,050)
Gain (loss) on settlement of investments, net	(11,893)	1,553	(13,446)	106,064	1,250	104,814
Earnings from investments in consumer loans, equity method investees	4,555	6,769	(2,214)	12,343	12,649	(306)
Other income (loss), net	19,086	9,887	9,199	39,047	7,696	31,351
	(83,298)	87,145	(170,443)	84,414	141,298	(56,884)

Operating Expenses
General and administrative expenses	98,587	19,919	78,668	139,169	47,788	91,381
Management fee to affiliate	15,464	14,187	1,277	46,027	41,447	4,580
Incentive compensation to affiliate	23,848	19,491	4,357	65,169	72,123	(6,954)
Loan servicing expense	11,060	13,690	(2,630)	33,609	40,068	(6,459)
Subservicing expense	43,148	49,773	(6,625)	135,703	123,435	12,268
	192,107	117,060	75,047	419,677	324,861	94,816

Income (Loss) Before Income Taxes	199,040	272,334	(73,294)	989,720	835,335	154,385
Income tax expense (benefit)	3,563	32,613	(29,050)	(5,957)	121,053	(127,010)
Net Income (Loss)	$195,477	$239,721	$(44,244)	$995,677	$714,282	$281,395
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$10,869	$13,600	$(2,731)	$32,058	$45,051	$(12,993)
Net Income (Loss) Attributable to Common Stockholders	$184,608	$226,121	$(41,513)	$963,619	$669,231	$294,388

Interest Income

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Interest income increased by $27.8 million, primarily attributable to an increase in interest income of (i) $24.0 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, an increase of (ii) $11.3 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls, and an increase of (iii) $5.2 million net increase in mortgage servicing assets due to the transfer of HLSS Servicer Advance Investments and Excess MSR investment to Mortgage Servicing Rights Financing Receivables and related servicer advance receivables as a result of the Ocwen Transaction (Note 5 to our Consolidated Financial Statements). The increase was partially offset by (iv) a $12.6 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Interest income increased by $50.7 million, primarily attributable to incremental interest income of (i) $42.7 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls, (ii) $33.5 million increase from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, and (iii) an increase of $18.5 million from the MSRs portfolio net of a decrease due to the transfer of HLSS Servicer Advance Investments and Excess MSR investment to Mortgage Servicing Rights Financing Receivables and related servicer advance receivables as a result of the Ocwen Transaction (Note 5 to our Consolidated Financial Statements). The increase was partially offset by (iv) a $45.0 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Interest Expense

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Interest expense increased by $37.5 million primarily attributable to increases of (i) $31.9 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to September 30, 2017, (ii) $8.9 million of interest expense on MSRs and related servicer advances financing obtained subsequent to September 30, 2017, and (iii) $6.9 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements. The increases were partially offset by (iv) a $7.4 million decrease in interest on debt collateralized by Excess MSRs as a result of repayments subsequent to September 30, 2017, and (v) a $2.8 million decrease in interest on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Interest expense increased by $82.4 million primarily attributable to increases of (i) $71.5 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to September 30, 2017, (ii) $22.6 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iii) $16.5 million of interest expense on MSRs and related servicer advances financing obtained subsequent to September 30, 2017. The increases were partially offset by (iv) a $19.5 million decrease in interest on debt collateralized by Excess MSRs as a result of repayments subsequent to September 30, 2017, and (v) a $8.8 million decrease in interest on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding.

Other-Than-Temporary Impairment on Securities

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The other-than-temporary impairment on securities increased by $2.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of September 30, 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The other-than-temporary impairment on securities increased by $14.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of September 30, 2018.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The $21.2 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $18.8 million reversal in impairment on certain non-performing loans with improved performance and certain REOs with an increase in home prices, and (ii) $2.7 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance. The decrease was partially offset by (iii) a $0.3 million decrease of reserve related to certain Ginnie Mae EBO servicer advance receivables, during the three months ended September 30, 2018.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The $37.2 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $27.1 million reversal in impairment on certain non-performing loans with improved performance and certain REOs with an increase in home prices, and (ii) $11.2 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance. The decrease was partially offset by (iii) a $1.0 million decrease of reserve related to certain Ginnie Mae EBO servicer advance receivables, during the nine months ended September 30, 2018.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$42,983	$(41,445)	$84,428	$209,182	$(61,271)	$270,453
Changes in discount rates	2,658	50,257	(47,599)	46,264	122,347	(76,083)
Changes in other factors	(1,449)	(20,330)	18,881	(28,829)	16,389	(45,218)
Total	$44,192	$(11,518)	$55,710	$226,617	$77,465	$149,152

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Servicing revenue, net increased $117.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), as well as the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), which closed subsequent to September 30, 2017. In addition to a $63.7 million increase in servicing fee revenue and fees as a result of MSR acquisitions and the Shellpoint Acquisition that closed subsequent to September 30, 2017, $55.7 million of the increase was related to changes in valuation inputs and assumptions, primarily driven by a decrease in prepayment rates due to an increase in interest rates and an increase in the custodial earnings rate, partially offset by higher delinquency and lower recapture assumptions. The increases were partially offset by a $2.1 million increase in amortization as a result of MSR acquisitions closed subsequent to September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Servicing revenue, net increased $269.3 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of MSR acquisitions by our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), as well as the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), which closed subsequent to September 30, 2017. In addition to a $152.2 million increase in servicing fee revenue and fees as a result of MSR acquisitions and the Shellpoint Acquisition that closed subsequent to September 30, 2017, $149.2 million of the increase was related to changes in valuation inputs and assumptions, primarily driven by a decrease in prepayment rates due to an increase in interest rates and an increase in the custodial earnings rate, partially offset by higher delinquency and lower recapture assumptions. The increases were partially offset by a $32.0 million increase in amortization as a result of MSR acquisitions and the Shellpoint Acquisition that closed subsequent to September 30, 2017.

Gain on sale of originated mortgage loans, net

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

As a result of the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements) during the three months ended September 30, 2018, our wholly owned subsidiary, New Penn, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while New Penn generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans, we report Gain on sale of originated mortgage loans, net in the condensed consolidated statements of income.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

As a result of the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements) during the nine months ended September 30, 2018, our wholly owned subsidiary, New Penn, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while New Penn generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans, we report Gain on sale of originated mortgage loans, net in the condensed consolidated statements of income.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$(9,872)	$(14,267)	$4,395	$(15,742)	$(34,465)	$18,723
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	5,128	(24)	5,152	(39,969)	1,815	(41,784)
Total	$(4,744)	$(14,291)	$9,547	$(55,711)	$(32,650)	$(23,061)

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The negative mark-to-market adjustments during the three months ended September 30, 2018 and three months ended September 30, 2017 were mainly driven by changes in interest rates and prepayment rates, as well as lower delinquency assumptions.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The negative mark-to-market adjustments during the nine months ended September 30, 2018 was mainly driven by the realization of unrealized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) of $40.4 million, which are reflected as a reclassification to Gain (Loss) on Settlement of Investments, Net.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$(2,203)	$(1,823)	$(380)	$(3,711)	$(1,683)	$(2,028)
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	5,599	3,877	1,722	9,335	7,739	1,596
Total	$3,396	$2,054	$1,342	$5,624	$6,056	$(432)

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The positive mark-to-market adjustments during the three months ended September 30, 2018 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, which totaled $5.6 million during the three months ended September 30, 2018, compared to $3.9 million during the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The positive mark-to-market adjustments during the nine months ended September 30, 2018 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, which totaled $9.3 million during the nine months ended September 30, 2018, compared to $7.7 million during the nine months ended September 30, 2017.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$(4,326)	$(9,097)	$4,771	$(18,939)	$(12,625)	$(6,314)
Changes in discount rates	—	56,694	(56,694)	212,273	65,997	146,276
Changes in other factors	(35,003)	41,518	(76,521)	24,853	42,466	(17,613)
Total	$(39,329)	$89,115	$(128,444)	$218,187	$95,838	$122,349

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The change in fair value of investments in mortgage servicing rights financing receivable decreased $158.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the acquisition of mortgage servicing rights financing receivable as a result of the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which is measured at fair value on a recurring basis. $128.4 million of the decrease was related to changes in valuation inputs and assumptions, primarily driven by holding the discount rates constant during the three months ended September 30, 2018 and higher delinquency assumptions, partially offset by higher recapture rates. The remaining $30.2 million of the decrease was driven by amortization of servicing rights.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The change in fair value of investments in mortgage servicing rights financing receivable decreased $12.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the acquisition of mortgage servicing rights financing receivable as a result of the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which is measured at fair value on a recurring basis. $134.5 million of the decrease was related to amortization of servicing rights, partially offset by $122.3 million increase related to changes in valuation inputs and assumptions, primarily due to a decrease in discount rates.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	2018	2017	Amount
Changes in interest rates and prepayment rates	$820	$(13,770)	$14,590	$2,357	$(17,273)	$19,630
Changes in discount rates	(4,173)	(3,099)	(1,074)	(12,829)	(157,903)	145,074
Changes in other factors	(2,000)	27,810	(29,810)	(76,109)	245,645	(321,754)
Total	$(5,353)	$10,941	$(16,294)	$(86,581)	$70,469	$(157,050)

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The positive mark-to-market adjustments during the three months ended September 30, 2017 were mainly driven by changes in valuation inputs and assumptions related to the Ocwen Transaction that caused fair value to increase by $41.5 million, partially offset by an increase in prepayment speed projections. The negative mark-to-market adjustments during the three months ended September 30, 2018 are mainly driven by an increase in discount rate that caused fair value to decrease by $4.2 million.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The realization of unrealized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements) resulted in a reclassification to Gain (Loss) on Settlement of Investments, Net of $72.6 million during the nine months ended September 30, 2018. The positive mark-to-market adjustments during the nine months ended September 30, 2017 were mainly driven by a change in valuation assumptions related to the HLSS portfolio. Primarily, we reduced our assumption related to the cost of subservicing in periods subsequent to the expiration of the related contract to reflect the current characteristics of, and market for, this investment. This change in assumption resulted in a positive mark-to-market adjustment of $193.8 million.

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Gain (loss) on settlement of investments decreased by $13.4 million, primarily related to (i) a $36.1 million change in gain on sale of real estate securities to loss on sale of real estate securities during the three months ended September 30, 2018, (ii) $11.3 million of realized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which were reclassified from the related change in fair value accounts during the three months ended September 30, 2017, and (iii) a $5.0 million decrease in gain on sale of residential mortgage loans. The decrease was partially offset by (iv) $38.2 million change in loss on settlement of derivatives to gain on settlement of derivatives related to TBAs and interest rate swaps, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Gain (loss) on settlement of investments increased by $104.8 million, primarily related to (i) a $134.4 million change in loss on settlement of derivatives to gain on settlement of derivatives related to TBAs and interest rate swaps, (ii) a $101.7 million increase in realized gains related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), which were reclassified from the related change in fair value accounts, and (iii) a $5.7 million decrease in loss on liquidated residential mortgage loans. The increase was partially offset by (iv) a $96.3 million change in gain on sale of real estate securities to loss on sale of real estate securities, and (v) a $39.3 million change in gain on sale of residential mortgage loans to loss on sale of residential mortgage loans, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $2.2 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $0.3 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Other Income (Loss), Net

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Other income (loss), net increased by $9.2 million, primarily attributable to (i) a $20.7 million increase in gain on derivative instruments, (ii) $7.0 million increase in unrealized gain on other ABS, (iii) $1.4 million decrease in REO expenses, and (iv) $1.3 million change in unrealized loss to unrealized gain on retained MSRs. The increase was partially offset by (v) a $9.4 million increase in servicer advance expenses, (vi) a $7.1 million change in unrealized gain to unrealized loss on Ocwen common stock, and (vii) a $4.7 million decrease in other income related to residential mortgage loans during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Other income (loss), net increased by $31.4 million, primarily attributable to (i) a $28.1 million change in loss on derivative instruments to gain on derivative instruments, (ii) a $11.7 million increase in unrealized gain on other ABS, and (iii) a $3.3 million increase in gain on excess MSRs. The increase was partially offset by (iv) a $8.2 million increase in servicer advance and REO expenses partially offset by a decrease in reserve on collapse holdback and an increase in unrealized gain on retained MSRs, (v) a $2.3 million decrease in gain on Ocwen common stock acquired in September 2017, and (vi) a $2.0 million change in gain on transfer of loans to other assets to loss on transfer of loans to other assets, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

General and Administrative Expenses

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

General and administrative expenses increased by $78.7 million primarily attributable to (i) a $82.5 million increase in compensation and benefits expense and in the other general and administrative expenses resulting from the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements) during the three months ended September 30, 2018. The increase was partially offset by (ii) a $2.4 million decrease in securitization fees and other general and administrative expenses, (iii) a $1.0 million decrease in trustee and custodian expenses, and (iii) a $0.8 million decrease in deal expenses, during the three months ended September 30, 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

General and administrative expenses increased by $91.4 million primarily attributable to (i) a $82.5 million increase in compensation and benefits expense and in the other general and administrative expenses resulting from the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), and (ii) $6.8 million increase in deal expenses, during the nine months ended September 30, 2018.

Management Fee to Affiliate

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Management fee to affiliate increased by $1.3 million as a result of increases to our gross equity subsequent to September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Management fee to affiliate increased by $4.6 million as a result of increases to our gross equity subsequent to September 30, 2017.

Incentive Compensation to Affiliate

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Incentive compensation to affiliate increased by $4.4 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Incentive compensation to affiliate decreased by $7.0 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Loan Servicing Expense

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Loan servicing expense decreased by $2.6 million primarily due to a $2.1 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Loan servicing expense decreased by $6.5 million primarily due to (i) a $6.8 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance, partially offset by (ii) a $0.5 million increase of loan servicing expense on Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls.

Subservicing Expense

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Subservicing expense decreased $6.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as a result of lower ancillary fees and an overall decrease in number of loans subserviced by third parties, partially offset by transactions that closed subsequent to September 30, 2017 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Subservicing expense increased $12.3 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of transactions that closed subsequent to September 30, 2017 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Income tax expense (benefit) changed by $29.1 million, as a result of an income tax expense of $3.6 million during the three months ended September 30, 2018 compared to an income tax expense of $32.6 million during the three months ended September 30, 2017, primarily due to (i) realization of deferred tax assets related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), (ii) net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on investments in Servicer Advances during the three months ended September 30, 2017, (iii) mark-to-market and interest income on Servicing Related Assets during the three months ended September 30, 2018, and (iv) a decrease in effective tax rates subsequent to September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Income tax expense (benefit) changed by $127.0 million, as a result of an income tax benefit of $6.0 million during the nine months ended September 30, 2018 compared to an income tax expense of $121.1 million during the nine months ended September 30, 2017, primarily due to (i) realization of deferred tax assets related to the Ocwen Transaction (Note 5 to our Condensed Consolidated Financial Statements), (ii) net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on investments in Servicer Advances during the nine months ended September 30, 2017, (iii) mark-to-market and interest income on Servicing Related Assets during the nine months ended September 30, 2018, and (iv) a decrease in effective tax rates subsequent to September 30, 2017.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Noncontrolling interests in income of consolidated subsidiaries decreased by $2.7 million primarily due to (i) a $1.3 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in noncontrolling ownership from 54.2% to 27.2% in August 2017, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the three months ended September 30, 2018, and (ii) a $2.6 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties. The decrease was partially offset by (iii) a $1.2 million increase in noncontrolling interest in income (loss) as a result of the Shellpoint Acquisition (Note 1 to our Condensed Financial Statements).

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Noncontrolling interests in income of consolidated subsidiaries decreased by $13.0 million primarily due to (i) a $8.0 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in noncontrolling ownership from 54.2% to 27.2% in August 2017, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the nine months ended September 30, 2018, and (ii) a $6.2 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties. The decrease was partially offset by (iii) a $1.2 million increase in noncontrolling interest in income (loss) as a result of the Shellpoint Acquisition (Note 1 to our Condensed Financial Statements).

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NPF, is subject to regulatory requirements regarding NRM’s and NPF’s liquidity. As of September 30, 2018, approximately $222.8 million of our cash and cash equivalents was held at NRM and NPF, of which $103.1 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2018, we had outstanding repurchase agreements with an aggregate face amount of approximately $14.4 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4% - 5% for Agency RMBS, 7% - 60% for Non-Agency RMBS, and 3% - 50% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.7 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	September 30, 2018
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$4,152,930	$4,152,930	Oct-18	2.24%	0.1	$4,270,689	$4,338,416	$4,304,875	2.0
Non-Agency RMBS (E)	7,438,875	7,438,647	Oct-18 to Mar-19	3.32%	0.1	15,895,795	8,379,793	8,861,324	7.1
Residential Mortgage Loans(F)	2,707,458	2,706,521	Oct-18 to Aug-20	3.92%	0.5	3,155,945	2,992,424	2,996,601	11.2
Real Estate Owned(G)(H)	88,960	88,922	Oct-18 to Dec-19	4.36%	0.2	N/A	N/A	108,684	N/A
Total Repurchase Agreements	14,388,223	14,387,020		3.13%	0.2
Notes and Bonds Payable
Excess MSRs(I)	297,759	297,563	Feb-20 to Jul-22	4.90%	3.0	144,869,048	386,578	492,684	5.7
MSRs(J)	2,450,580	2,441,750	Feb-19 to Jul-24	4.24%	3.2	382,479,510	3,741,451	4,553,076	6.7
Servicer Advances(K)	3,390,918	3,385,842	Mar-19 to Dec-21	3.54%	2.0	3,832,948	4,000,262	4,017,057	1.4
Residential Mortgage Loans(L)	125,355	123,097	Oct-18 to Jul-43	3.74%	6.3	132,091	128,702	125,928	6.4
Consumer Loans(M)	1,008,341	1,004,608	Dec-21 to Mar-24	3.39%	2.9	1,141,907	1,145,026	1,140,618	3.5
Receivable from government agency(L)	2,086	2,086	Oct-18	4.42%	0.1	N/A	N/A	1,461	N/A
Total Notes and Bonds Payable	7,275,039	7,254,946		3.82%	2.6
Total/ Weighted Average	$21,663,262	$21,641,966		3.36%	1.0

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through October 30, 2018 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $27.6 million of associated accrued interest payable as of September 30, 2018.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $3.4 billion of related trade and other receivables.

(E)
$7,193.3 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $245.6 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements of $166.1 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $197.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and includes corporate loans with $100.0 million balance currently outstanding which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our interests in MSRs that secure these notes.

(J)
Includes: $574.5 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.25%; $38.4 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,837.7 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

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

(L)	Represents: (i) a $7.7 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $730.3 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $30.6 million face amount note which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $14.4 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2018
	Outstanding Balance at September 30, 2018	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$4,152,930	$1,700,255	$4,152,930	1.97%
Non-Agency RMBS	7,438,875	5,438,864	7,438,909	3.25%
Residential mortgage loans	2,571,263	1,943,690	2,990,892	3.92%
Real estate owned	88,960	86,970	137,095	3.95%
Notes and Bonds Payable
MSRs	574,520	344,196	596,898	4.28%
Servicer advances	554,086	267,634	603,742	3.02%
Residential mortgage loans	5,627	6,485	7,597	4.44%
Receivable from government agency	2,086	2,294	3,231	4.42%
Total/Weighted Average	$15,388,347	$9,790,388		3.05%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Repurchase Agreements
Agency RMBS	$1,900,271	$1,280,639	$1,165,909	$2,639,286
Non-Agency RMBS	4,584,859	4,946,706	5,259,463	6,094,029
Residential mortgage loans	1,596,385	1,178,834	1,617,382	2,154,943
Real estate owned	102,464	102,198	85,368	73,656

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of September 30, 2018, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2018	$—	$12,480,602	$12,480,602
2019	826,188	2,472,426	3,298,614
2020	812,745	115,465	928,210
2021	1,784,596	784,589	2,569,185
2022	38,378	197,759	236,137
2023 and thereafter	1,097,462	1,053,052	2,150,514
	$4,559,369	$17,103,893	$21,663,262

(A)	Includes repurchase agreements and notes and bonds payable of $2.0 million and $4,557.0 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $14,386.0 million and $2,718.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.5% and 16.1%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 9.6% and 18.1%, respectively, during the nine months ended September 30, 2018.

Borrowing Capacity

The following table represents our borrowing capacity as of September 30, 2018 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$5,197,961	$2,796,418	$2,401,543
Notes and Bonds Payable
Excess MSRs	150,000	100,000	50,000
MSRs	990,000	612,899	377,101
Servicer advances(A)	1,710,000	1,377,259	332,741
Consumer loans	150,000	30,607	119,393
	$8,197,961	$4,917,183	$3,280,778

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

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2018.

Stockholders’ Equity

Common Stock

Approximately 0.5 million shares of our common stock were held by Fortress, through its affiliates, as of September 30, 2018.

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

On July 30, 2018, we entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the three months ended September 30, 2018, we sold 0.5 million ATM Shares for an aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, we granted options to the Manager relating to 0.05 million shares of our common stock at the offering price, which had fair value of approximately $0.1 million as of the grant date.

As of September 30, 2018, our outstanding options had a weighted average exercise price of $15.57. Our outstanding options as of September 30, 2018 were summarized as follows:

Held by the Manager	4,086,222
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	1,530,916
Issued to the independent directors	6,000
Total	5,623,138

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2018, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2017	$364,467
Net unrealized gain (loss) on securities	14,600
Reclassification of net realized (gain) loss on securities into earnings	89,885
Accumulated other comprehensive income, September 30, 2018	$468,952

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2018, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of mortgage credit spreads. We recorded OTTI charges of $23.2 million with respect to real estate securities and realized losses of $66.7 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
December 31, 2017	January 2018	$0.50
March 31, 2018	April 2018	$0.50
June 30, 2018	July 2018	$0.50
September 30, 2018	October 2018	$0.50

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $542.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Operating cash flows for the nine months ended September 30, 2018 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $3.9 billion, servicing fees received of $423.1 million, net funding of servicer advances receivable of $441.4 million, collections on receivables and other assets of $41.6 million, net interest income received of $830.2 million, and distributions of earnings from equity method investees of $14.2 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $3.3 billion originating of $(1.7) billion, incentive compensation and management fees paid to the Manager of $127.0 million, income taxes paid of $3.2 million, subservicing fees paid of $224.5 million and other outflows of approximately $160.9 million that primarily consisted of general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $(5.0) billion for the nine months ended September 30, 2018. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $5.1 billion during the nine months ended September 30, 2018. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1,106.6 million. As of September 30, 2018, there was $6,753.8 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $49.7 million as of August 31, 2018. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of September 30, 2018. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2018 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2017, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2018:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2018, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $182.6 million of unfunded and available revolving credit privileges as of September 30, 2018. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

As of the third quarter of 2018, as a result of the Shellpoint Acquisition, the Company, through its wholly owned subsidiary, New Penn, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which we believe is an indicator of performance for the Servicing and Origination segment and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$184,608	$226,121	$963,619	$669,231
Impairment	9,360	28,209	51,326	74,117
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	4,744	14,291	55,711	32,650
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(3,396)	(2,054)	(5,624)	(6,056)
Change in fair value of investments in mortgage servicing rights financing receivables	39,329	(89,115)	(218,187)	(95,838)
Change in fair value of servicer advance investments	5,353	(10,941)	86,581	(70,469)
(Gain) loss on settlement of investments, net	11,893	(1,553)	(106,064)	(1,250)
Unrealized (gain) loss on derivative instruments	(24,299)	(3,560)	(27,985)	124
Unrealized (gain) loss on other ABS	(7,197)	(189)	(12,001)	(340)
(Gain) loss on transfer of loans to REO	(6,119)	(5,179)	(16,609)	(16,791)
(Gain) loss on transfer of loans to other assets	1,528	(66)	1,648	(359)
(Gain) loss on Excess MSRs	(987)	(606)	(5,257)	(1,948)
(Gain) loss on Ocwen common stock	145	(6,987)	(4,655)	(6,987)
Other (income) loss	17,843	6,700	25,812	18,605
Total Other Income Adjustments	38,837	(99,259)	(226,630)	(148,659)

Other Income and Impairment attributable to non-controlling interests	(4,633)	(6,329)	(17,088)	(24,430)
Change in fair value of investments in mortgage servicing rights	(44,192)	11,518	(226,617)	(77,465)
(Gain) loss on settlement of mortgage loan origination derivative instruments	2,757	—	2,757	—
Non-capitalized transaction-related expenses	5,274	6,467	18,784	14,397
Incentive compensation to affiliate	23,848	19,491	65,169	72,123
Deferred taxes	(1,865)	28,410	(12,680)	114,016
Interest income on residential mortgage loans, held-for-sale	5,906	4,603	12,774	12,069
Limit on RMBS discount accretion related to called deals	(2,914)	(13,543)	(13,108)	(20,059)
Adjust consumer loans to level yield	(6,760)	(9,874)	(21,915)	(23,460)
Core earnings of equity method investees:
Excess mortgage servicing rights	4,468	3,476	10,514	10,010
Core Earnings	$214,694	$199,290	$606,905	$671,890

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

As of September 30, 2018, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $14.4 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would increase our cash flows by approximately $14.4 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of September 30, 2018 and assuming a LIBOR floor of 0.0%).

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

As of September 30, 2018, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $399.1 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $318.3 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

As of September 30, 2018, a 25 basis point increase in credit spreads would decrease our net book value by approximately $198.4 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $212.3 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of September 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2018	$273,876
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$296,624	$284,790	$263,796	$254,452
Change in estimated fair value:
Amount	$22,748	$10,914	$(10,080)	$(19,424)
%	8.3%	4.0%	(3.7)%	(7.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$293,836	$283,640	$264,541	$255,606
Change in estimated fair value:
Amount	$19,960	$9,764	$(9,335)	$(18,270)
%	7.3%	3.6%	(3.4)%	(6.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$276,057	$274,969	$272,791	$271,702
Change in estimated fair value:
Amount	$2,181	$1,093	$(1,085)	$(2,174)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$267,164	$270,490	$277,336	$280,861
Change in estimated fair value:
Amount	$(6,712)	$(3,386)	$3,460	$6,985
%	(2.5)%	(1.2)%	1.3%	2.6%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of September 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2018	$193,185
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$209,019	$200,631	$185,745	$179,117
Change in estimated fair value:
Amount	$15,834	$7,446	$(7,440)	$(14,068)
%	8.2%	3.9%	(3.9)%	(7.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$211,351	$201,812	$184,451	$176,547
Change in estimated fair value:
Amount	$18,166	$8,627	$(8,734)	$(16,638)
%	9.4%	4.5%	(4.5)%	(8.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$193,041	$193,041	$193,041	$193,041
Change in estimated fair value:
Amount	$(144)	$(144)	$(144)	$(144)
%	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$188,910	$190,869	$195,027	$197,083
Change in estimated fair value:
Amount	$(4,275)	$(2,316)	$1,842	$3,898
%	(2.2)%	(1.2)%	1.0%	2.0%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of September 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2018	$154,939
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$166,863	$160,657	$149,657	$144,767
Change in estimated fair value:
Amount	$11,924	$5,718	$(5,282)	$(10,172)
%	7.7%	3.7%	(3.4)%	(6.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$164,993	$159,862	$150,217	$145,691
Change in estimated fair value:
Amount	$10,054	$4,923	$(4,722)	$(9,248)
%	6.5%	3.2%	(3.0)%	(6.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$156,618	$155,778	$154,099	$153,260
Change in estimated fair value:
Amount	$1,679	$839	$(840)	$(1,679)
%	1.1%	0.5%	(0.5)%	(1.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$150,634	$152,762	$157,166	$159,445
Change in estimated fair value:
Amount	$(4,305)	$(2,177)	$2,227	$4,506
%	(2.8)%	(1.4)%	1.4%	2.9%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivables, owned as of September 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2018	$2,947,347
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,197,080	$3,071,181	$2,846,910	$2,746,701
Change in estimated fair value:
Amount	$249,733	$123,834	$(100,437)	$(200,646)
%	8.5%	4.2%	(3.4)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,142,037	$3,046,548	$2,866,656	$2,782,054
Change in estimated fair value:
Amount	$194,690	$99,201	$(80,691)	$(165,293)
%	6.6%	3.4%	(2.7)%	(5.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,980,432	$2,967,608	$2,941,962	$2,929,139
Change in estimated fair value:
Amount	$33,085	$20,261	$(5,385)	$(18,208)
%	1.1%	0.7%	(0.2)%	(0.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,883,445	$2,919,115	$2,990,454	$3,026,124
Change in estimated fair value:
Amount	$(63,902)	$(28,232)	$43,107	$78,777
%	(2.2)%	(1.0)%	1.5%	2.7%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivables, owned as of September 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2018	$1,234,014
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,358,062	$1,293,536	$1,181,504	$1,132,639
Change in estimated fair value:
Amount	$124,048	$59,522	$(52,510)	$(101,375)
%	10.1%	4.8%	(4.3)%	(8.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,326,050	$1,278,996	$1,193,596	$1,154,768
Change in estimated fair value:
Amount	$92,036	$44,982	$(40,418)	$(79,246)
%	7.5%	3.6%	(3.3)%	(6.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,237,885	$1,236,406	$1,233,452	$1,231,976
Change in estimated fair value:
Amount	$3,871	$2,392	$(562)	$(2,038)
%	0.3%	0.2%	—%	(0.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,228,930	$1,231,929	$1,237,921	$1,240,923
Change in estimated fair value:
Amount	$(5,084)	$(2,085)	$3,907	$6,909
%	(0.4)%	(0.2)%	0.3%	0.6%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of September 30, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2018	$371,715
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$405,914	$388,646	$358,469	$345,224
Change in estimated fair value:
Amount	$34,199	$16,931	$(13,246)	$(26,491)
%	9.2%	4.6%	(3.6)%	(7.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$409,336	$390,494	$356,429	$341,016
Change in estimated fair value:
Amount	$37,621	$18,779	$(15,286)	$(30,699)
%	10.1%	5.1%	(4.1)%	(8.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$379,574	$376,233	$369,551	$366,210
Change in estimated fair value:
Amount	$7,859	$4,518	$(2,164)	$(5,505)
%	2.1%	1.2%	(0.6)%	(1.5)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$361,990	$367,441	$378,343	$383,794
Change in estimated fair value:
Amount	$(9,725)	$(4,274)	$6,628	$12,079
%	(2.6)%	(1.1)%	1.8%	3.2%

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

Completion of certain pending transactions related to MSRs (the “MSR Transactions”) is subject to various closing conditions, involves significant costs, and we cannot assure you if, when or the terms on which such transactions will close. Failure to complete the pending MSR Transactions could adversely affect our future business and results of operations.

We have entered into an agreement for the purchase and sale of approximately $60.1 billion UPB of MSRs and related servicer advances from PHH Mortgage Corporation and its subsidiaries (“PHH”) (the various aspects of such transaction, the “PHH Transaction”). Although we have completed a portion of the MSR transfers contemplated by the PHH Transaction, the completion of the pending portions of the PHH Transaction is subject to the satisfaction of closing conditions, consents of third parties and certain actions by rating agencies and we cannot assure you that such conditions will be satisfied or that such portions of the PHH Transaction will be successfully completed on their current terms, if at all. In the event that any portion of the PHH Transaction is not consummated, we will have spent considerable time and resources, and incurred substantial costs, many of which must be paid even if the PHH Transaction is not completed. The purchase settled in stages during 2017. As of September 30, 2018, MSRs, and related servicer advances receivables, with respect to private-label residential mortgage loans of approximately $3.7 billion in total UPB with a purchase price of approximately $21.0 million had not been settled.

In addition, we have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to NRM, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to NRM. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to NRM. As of September 30, 2018, MSRs representing approximately $15.5 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to the Condensed Consolidated Financial Statements).

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

If one of our Servicing Partners were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code, such Servicing Partner could be terminated as servicer (with bankruptcy court approval) or could discontinue servicing, in which case there is no assurance that we would be able to continue receiving payments and transfers in respect of the interests in MSRs, servicer advances and other assets purchased under the related purchase agreement or subserviced under the related subservicing agreement. Even if we were able to obtain the servicing rights or terminate the related subservicer, we may need to engage an alternate subservicer (which may not be readily available on acceptable terms or at all) or negotiate a new subservicing agreement with such servicer, which presumably would be on less favorable terms to us. Any engagement of an alternate subservicer by us would require the approval of the related RMBS trustees or the Agencies, as applicable.

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

We acquired Shellpoint Partners LLC, and certain subsidiaries of Shellpoint Partners LLC, originate and service residential mortgage loans, which may subject us to various new and/or increased risks that could have a negative impact on our financial results.

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

GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

The Federal Housing Finance Agency (“FHFA”) and other industry stakeholders or regulators may implement or require changes to current mortgage servicing practices and compensation that could have a material adverse effect on the economics or performance of our investments in MSRs.

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

As of September 30, 2018, 24.8% and 20.5% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 8.0% and 7.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of September 30, 2018, 36.1% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.7% was located in the Southeastern U.S., 19.7% was located in the Northeastern U.S., 11.0% was located in the Midwestern U.S. and 7.0% was located in the Southwestern U.S. We were unable to obtain geographical information for 2.5% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Our mortgage backed securities are securities backed by mortgage loans. Many of the RMBS in which we invest are backed by collateral pools of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Subprime mortgage loans may experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. To the extent losses are realized on the loans underlying the securities in which we invest, we may not recover the amount invested in, or, in extreme cases, any of our investment in such securities.

Residential mortgage loans, including manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are also subject to risks of delinquency and foreclosure, and risks of loss. A significant portion of the residential mortgage loans that we acquire are, or may become, sub-performing loans, non-performing loans or REO assets where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that are or subsequently become sub-performing or non-performing, meaning the borrowers fail to timely pay some or all of the required payments of principal and/or interest. Under current market conditions, it is likely that some of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate.

In the event of default under a residential mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan. Even though we typically pay less than the amount owed on these loans to acquire them, if actual results differ from our assumptions in determining the price we paid to acquire such loans, we may incur significant losses. In addition, we may acquire REO assets directly, which involves the same risks. Any loss we incur may be significant and could materially and adversely affect us.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2018, 73.4% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 26.6%

consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

We are required to periodically evaluate our investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment was calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment, which would adversely affect our results of operations in the applicable period and thereby adversely affect our ability to pay dividends to our stockholders.

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

In addition, a portion of our investment in consumer loans is secured by second and third liens on real estate. When we hold the second or third lien, another creditor or creditors, as applicable, holds the first and/or second, as applicable, lien on the real estate that is the subject of the security. In these situations our second or third lien is subordinate in right of payment to the first and/or second, as applicable, holder’s right to receive payment. Moreover, as the servicer of the loans underlying our consumer loan portfolio is not able to track the default status of a senior lien loan in instances where we do not hold the related first mortgage, the value of the second or third lien loans in our portfolio may be lower than our estimates indicate.

Finally, one of our consumer loan investments is held through LoanCo, in which we hold a minority, non-controlling interest. We do not control LoanCo and, as a result, LoanCo may make decisions, or take risks, that we would otherwise not make, and LoanCo may not have access to the same management and financing expertise that we have. Failure to successfully manage these risks could have a material adverse effect on our business and financial results.

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

We have engaged and may in the future engage in a number of acquisitions and we may be unable to successfully integrate the acquired assets and assumed liabilities in connection with such acquisitions.

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

There may be difficulties with integrating the loans underlying MSR acquisitions involving servicing transfers into the successor servicer’s servicing platform, which could have a material adverse effect on our results of operations, financial condition and liquidity.

In connection with certain MSR acquisitions, servicing is transferred from the seller to a subservicer appointed by us. The ability to integrate and service the assets acquired will depend in large part on the success of our subservicer’s integration of expanded servicing capabilities with its current operations. We may fail to realize some or all of the anticipated benefits of these transactions if the integration process takes longer, or is more costly, than expected. Potential difficulties we may encounter during the integration process with the assets acquired in MSR acquisitions involving servicing transfers include, but are not limited to, the following:

•	the integration of the portfolio into our subservicer’s information technology platforms and servicing systems;

•	the quality of servicing during any interim servicing period after we purchase the portfolio but before our subservicer assumes servicing obligations from the seller or its agents;

•	the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns;

•	incomplete or inaccurate files and records;

•	the retention of existing customers;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the occurrence of unanticipated expenses; and

•	potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

Our failure to meet the challenges involved in successfully integrating the assets acquired in MSR acquisitions involving servicing transfers with our current business could impair our operations. For example, it is possible that the data our subservicer acquires upon assuming the direct servicing obligations for the loans may not transfer from the seller’s platform to its systems properly. This may result in data being lost, key information not being locatable on our subservicer’s systems, or the complete failure of the transfer. If our employees are unable to access customer information easily, or is unable to produce originals or copies of documents or accurate information about the loans, collections could be affected significantly, and our subservicer may not be able to enforce its right to collect in some cases. Similarly, collections could be affected by any changes to our subservicer’s collections practices, the restructuring of any key servicing functions, transfer of files and other changes that occur as a result of the transfer of servicing obligations from the seller to our subservicer.

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

Representations and warranties made by us in our collateralized borrowings and loan sale agreements may subject us to liability.

Our financing facilities require us to make certain representations and warranties regarding the assets that collateralize the borrowings. Although we perform due diligence on the assets that we acquire, certain representations and warranties that we make in respect of such assets may ultimately be determined to be inaccurate. In addition, our loan sale agreements require us to make representations and warranties to the purchaser regarding the loans that were sold. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans’ compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien.

In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof. A breach of a representation or warranty could adversely affect our results of operations and liquidity.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager invest in real estate and other securities and loans, consumer loans and interests in MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.6 billion in investments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in interests in MSRs, consumer loans, and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

The ownership by our executive officers and directors of shares of common stock, options, or other equity awards of entities either owned by Fortress funds managed by affiliates of our Manager or managed by our Manager may create, or may create the appearance of, conflicts of interest.

Some of our directors, officers and other employees of our Manager hold positions with entities either owned by Fortress funds managed by affiliates of our Manager or managed by our Manager and own such entities’ common stock, options to purchase such entities’ common stock or other equity awards. Such ownership may create, or may create the appearance of, conflicts of interest when these directors, officers and other employees are faced with decisions that could have different implications for such entities than they do for us.

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

Under the Tax Cuts and Jobs Act (“TCJA”) enacted in late 2017, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of, among other categories of income, income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018.

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

Our common stock began trading on the NYSE in May 2013. There can be no assurance that an active trading market for our common stock will be sustained in the future, and the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

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

2.1†
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2†
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3†
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4†
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5†
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6†
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7†
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8†
Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9†
Amendment No. 1 to the Securities Purchase Agreement, dated as of July 3, 2018, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Representative LLC, as replacement representative of the Sellers (incorporated by reference to Exhibit 2.9 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

3.1
Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

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

10.46#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential

10.47#
Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.48#
First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.49#
Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50
Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.51
Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

10.52#
Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.53#
New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.54#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC

Exhibit Number	Exhibit Description

10.55#	Subservicing Agreement, dated as of August 17, 2018, by and between New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing New Residential Mortgage LLC and Ocwen Loan Servicing, LLC

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

October 30, 2018

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 30, 2018

By:	/s/ David Schneider
David Schneider
Chief Accounting Officer
(Principal Accounting Officer)

October 30, 2018