Form 10-K
period 2018-12-31
New Residential Investment Corp.
filed 2019-02-19
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2018 (computed based on the closing price on such date as reported on the NYSE) was: $4.7 billion.
Common stock, $0.01 par value per share: 369,132,581 shares outstanding as of February 15, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

•
the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs”), Excess MSRs, Servicer Advance Investments, RMBS, residential mortgage loans and consumer loan portfolios;

•	the risks related to our acquisition of Shellpoint Partners LLC and ownership of entities that perform origination and servicing operations;

•
the risks that default and recovery rates on our MSRs, Excess MSRs, Servicer Advance Investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

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

i

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

•	the risk that Government Sponsored Enterprises (“GSE”) or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs;

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

Our portfolio is currently composed of mortgage servicing and origination related assets, residential securities (and associated call rights) and loans and other opportunistic investments. For more details on our portfolio, see “—Our Portfolio” below, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” For information concerning current market trends which impact our portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Considerations” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

The U.S. residential real estate market is vast: The value of the housing market totaled approximately $33.3 trillion as of September 2018, including about $10.8 trillion of single-family mortgage debt outstanding, according to the Board of Governors of the Federal Reserve System.

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

Now, institutions that originate residential mortgage loans generally hold a smaller portion of such loans as assets on their balance sheets and instead sell a significant portion of the loans they originate to third parties. GSEs (defined below) are currently the largest purchasers of residential mortgage loans. Under a process known as securitization, GSEs and financial institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as residential mortgage backed securities (“RMBS”), which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the packaging of residential mortgage loans into a pool, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement.

As of the third quarter of 2018, approximately $8.0 trillion of the $10.8 trillion of one-to-four family residential mortgages outstanding had been securitized, according to Inside Mortgage Finance. Approximately $7.2 trillion were Agency RMBS according to Inside Mortgage Finance, and the balance were Non-Agency RMBS.

In the ten years prior to the credit dislocation in 2007, the securitization market drove an increase in the number of residential mortgage loans outstanding. Since 2007, the mortgage industry has been characterized by reduced origination and securitization activities, particularly for subprime and Alt-A mortgage loans. However, origination volume in recent years has been relatively robust. In 2018, according to Inside Mortgage Finance, first lien mortgage loan origination totaled approximately $1.6 trillion, a slight decline from 2017 but up approximately 23% compared to full year 2014. In addition, non-qualifying mortgage (“Non-QM”) origination and securitization volume has grown nearly 300% from 2017 to 2018 and is projected to grow by 400% in 2019. The role of private capital has increased in financing the mortgage origination process despite the GSEs’ presence as the largest purchasers of residential mortgage loans.

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

•
Non-GSE or Government Guaranteed Loans. Residential mortgage loans that are not guaranteed by the GSEs or the government are generally referred to as “non-conforming loans” and fall into one of the following categories: jumbo, subprime, Alt-A, second lien or non-qualifying loans. The loans may be non-conforming due to various factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation.

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

•
Non-QM. Non-QM loans are loans that do not meet the Qualified Mortgage rules per the Consumer Financial Protection Bureau. These loans commonly have features including, but not limited to, debt-to-income ratios exceeding 43%, interest only payment terms, loan terms exceeding 30 years and ability to repay based on stated income and asset verification. Non-QM loans are generally issued to borrowers that are self-employed, have high debt-to-income ratio or have high net worth with liquid assets.

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

Specified RMBS (“Specified Pools”). Specified Pools are pools created with loans that have similar characteristics such as loan balance, FICO, coupon and prepayment protection. We invest in these securities to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.

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

We believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We pursue opportunities in structured transactions that enable us to realize identified excesses of collateral value over related RMBS value, particularly through the acquisition and execution of call rights. We control the call rights on Non-Agency deals with a total UPB of approximately $126.0 billion.

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

In addition, our wholly owned subsidiary originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations, while we generally retain the right to service the underlying residential mortgage loans.

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

◦
Acquired and Originated MSRs, including mortgage servicing rights financing receivables (which are MSRs where our subsidiary, NRM, is the named servicer and we acquired the entire economic interest in the MSR but, solely for accounting purposes, the acquisition was not treated as a sale);

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

For more detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2018 (dollars in thousands):

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$148,134,326	$460,458	2.1%	$595,824	6.1
MSRs(B) (C)	258,462,703	2,566,694	11.7%	2,884,100	6.5
Mortgage Servicing Rights Financing Receivables(B) (C)	130,516,565	1,303,738	5.9%	1,644,504	6.8
Servicer Advance Investments(B) (D)	620,050	721,801	3.3%	735,846	5.7
Agency RMBS(E)	2,613,395	2,657,917	12.1%	2,665,618	8.1
Non-Agency RMBS(E)	19,539,450	8,554,511	39.0%	8,970,963	6.9
Residential Mortgage Loans	4,806,115	4,475,029	20.4%	4,476,338	9.1
Real Estate Owned	N/A	125,719	0.6%	113,410	N/A
Consumer Loans	1,072,577	1,076,871	4.9%	1,072,202	3.5
Consumer Loans, Equity Method Investees	231,560	N/A	N/A	38,294	1.3
Total / Weighted Average		$21,942,738	100.0%	$23,197,099	7.2
Reconciliation to GAAP total assets:
Cash and restricted cash				415,078
Residential mortgage loans subject to repurchase				121,602
Servicer advances receivable				3,277,796
Trades receivable				3,925,198
Deferred tax asset, net				65,832
Other assets				688,408
GAAP total assets				$31,691,013

(A)	Weighted average life is based on the timing of our expected principal reduction on the asset.

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

With respect to our Excess MSRs, Servicer Advance Investments, RMBS, residential mortgage loans and consumer loans, we engage servicers to service the loans, or loans underlying the investments, as applicable. With respect to our MSRs and servicer advances receivable, NRM is the named servicer but it engages a subservicer to service the loans underlying the investments. We refer to the servicers and subservicers we engage as our “Servicing Partners.” As of December 31, 2018, our Servicing Partners include, but are not limited to: Nationstar Mortgage LLC (“Nationstar”), Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), PHH Corporation (together with its subsidiaries, including PHH Mortgage Corporation, “PHH”), Ditech Financial LLC (“Ditech,” a subsidiary of Ditech Holding Corporation), Flagstar Bank, FSB (“Flagstar”), New Penn Financial LLC (“New Penn”), Specialized Loan Servicing LLC (“SLS”), OneMain Holdings, Inc. (“OneMain”), and the Consumer Loan Seller (Note 9 to our Consolidated Financial Statements). In addition, NRM is referred to as a “Servicing Partner” when contextually applicable.

Our Segments

See Note 3 to our Consolidated Financial Statements for information on the segments through which New Residential conducts its business.

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

We pay our Manager an annual management fee equal to 1.5% of our gross equity. Gross equity is generally the equity that was transferred to us by Drive Shack upon spin-off on May 15, 2013, on the distribution date, plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

Our Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) the funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in Accounting Standards Codification (“ASC”) No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on the distribution date, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity that was transferred to us by Drive Shack on the distribution date and the prices per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding.

“Funds from operations” means net income (computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)), excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations is computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of our independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of our separation from Drive Shack and without regard to Drive Shack’s prior performance. Funds from operations does not represent and should not be considered as a substitute for, or superior to, net income, or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

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

Fortress, through its affiliates, and principals of Fortress held 2.4 million shares of our common stock, and Fortress, through its affiliates, held options relating to an additional 6.5 million shares of our common stock, representing approximately 2.6% of our common stock on a fully diluted basis, as of December 31, 2018.

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

One or more of our officers and directors have responsibilities and commitments to entities other than us. We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if Drive Shack or Fortress or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Drive Shack or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Drive Shack or Fortress, or their affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. However, subject to the terms of our certificate of incorporation, our code of business conduct and ethics prohibits the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”

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

We may compete with entities affiliated with our Manager or Fortress, including Nationstar, for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.4 billion in investments in aggregate. We have co-invested with these funds in Excess MSRs and may do so with similar Fortress funds in the future. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

Employees

We are managed by our Manager pursuant to the Management Agreement between our Manager and us. All of our officers are employees of our Manager or an affiliate of our Manager. As of December 31, 2018, our employees include (i) three part-time employees of NRM and (ii) 2,357 employees of our wholly owned subsidiary Shellpoint Partners LLC.

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

New Residential files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.newresi.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations—Corporate Governance” section are charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to NRM, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to NRM. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to NRM. As of December 31, 2018, MSRs representing approximately $36.1 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our Consolidated Financial Statements).

We may be unable to become the named servicer in respect of certain Non-Agency MSRs. If we are unable to become the named servicer in respect of any of the Ocwen Subject MSRs in accordance with the Ocwen Transaction, Ocwen has the right, in certain circumstances, to purchase from us our interests in the related MSRs. In such a situation, we will be required to sell Ocwen those assets (and will cease to receive income on those investments) and/or may be required to refinance certain indebtedness on terms that are not favorable to us.

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

In the event of a counterparty default, particularly a default by a major investment bank or Servicing Partner, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations, cash flows and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. On February 11, 2019, Ditech Holding Corporation and certain of its subsidiaries, including Ditech, our subservicer, filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York.

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

As of December 31, 2018, 24.8% and 21.7% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.8% and 6.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of December 31, 2018, 37.7% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.8% was located in the Southeastern U.S., 19.7% was located in the Northeastern U.S., 10.6% was located in the Midwestern U.S. and 6.8% was located in the Southwestern U.S. We were unable to obtain geographical information for 1.4% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2018, 72.8% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 27.2% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

The ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been challenging as a result of market conditions. These conditions may result in having to use less efficient forms of financing for any new investments, or the refinancing of current investments, which will likely require a larger portion of our cash flows to be put toward making the investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is a limited market for financing of interests in MSRs, and it is possible that one will not develop for a variety of reasons, such as the challenges with perfecting security interests in the underlying collateral.

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

In January 2006, the Basel Committee on Banking Supervision released a finalized framework for calculating minimum capital requirements for market risk, which became effective in January 2019. In the final proposal, capital requirements would overall be meaningfully higher than current requirements, but are less punitive than the previous December 2014 proposal. However, each country’s specific regulator may codify the rules differently. Under the framework, capital charges on a bond are calculated based on three components: default, market and residual risk. Implementation of the final proposal could impose meaningfully higher capital charges on dealers compared with current requirements, and could reduce liquidity in the securitized products market.

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

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our Manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our Manager determines that bearing such risk is advisable or unavoidable. In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in real estate and other securities and loans, consumer loans and interests in MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.4 billion in investments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

The TCJA, which was enacted in 2017, made substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There also may be technical corrections legislation proposed with respect to the TCJA, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

We have one class of common stock, which is listed on the New York Stock Exchange (NYSE) under the symbol “NRZ.” As of February 15, 2019, there were approximately 33 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT, and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on May 16, 2013 (the date our common stock began trading on the NYSE) through December 31, 2018. The past performance of our common stock is not an indication of future performance.

Total Return Performance
New Residential Investment Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
5/16/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ended
Index	5/16/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
New Residential Investment Corp.	100.00	111.19	119.90	177.47	226.72	203.10
NAREIT All REIT		121.66	124.44	135.99	148.60	142.50
Russell 2000	100.00	124.95	119.43	144.88	166.10	147.81
NAREIT Mortgage REIT		111.31	101.43	124.60	149.26	145.50
S&P 500	100.00	128.98	130.77	146.41	178.37	170.55

See Note 13 to our Consolidated Financial Statements for further information regarding distributions on our common stock. We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. In addition, such distributions may be subject to the receipt of sufficient funds from our servicer subsidiary, NRM, which is subject to regulatory restrictions on its ability to pay distributions.

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

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	23,440,783	$15.10	14,826,054
Total	23,440,783	$15.10	14,826,054	(A)
Equity Compensation Plans Not Approved by Security Holders:
None

(A)
No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 167,946 shares of our common stock and 6,000 options awarded to our directors, the shares being awarded in lieu of contractual cash compensation. The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. On January 1, 2019, 2018, 2017 and 2016, 5,799,166 shares, 5,654,578 shares, 2,000,000 shares and 8,543,539 shares, respectively, were added to the number of securities remaining available for future issuance; all of these amounts have been included in the table above.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our audited historical Consolidated Financial Statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Income Data
Interest income	$1,664,223	$1,519,679	$1,076,735	$645,072	$346,857
Interest expense	606,433	460,865	373,424	274,013	140,708
Net Interest Income	1,057,790	1,058,814	703,311	371,059	206,149
Impairment	90,641	86,092	87,980	24,384	11,282
Net interest income after impairment	967,149	972,722	615,331	346,675	194,867
Servicing revenue, net	528,595	424,349	118,169	—	—
Gain on sale of originated mortgage loans, net	89,017	—	—	—	—
Other Income (Loss)	(44,257)	207,786	62,337	42,029	375,088
Operating Expenses	609,404	422,577	174,210	117,823	104,899
Income Before Income Taxes	931,100	1,182,280	621,627	270,881	465,056
Income tax (benefit) expense	(73,431)	167,628	38,911	(11,001)	22,957
Net Income	$1,004,531	$1,014,652	$582,716	$281,882	$442,099
Noncontrolling Interests in Income of Consolidated Subsidiaries	$40,564	$57,119	$78,263	$13,246	$89,222
Net Income Attributable to Common Stockholders	$963,967	$957,533	$504,453	$268,636	$352,877
Net Income per Share of Common Stock, Basic	$2.82	$3.17	$2.12	$1.34	$2.59
Net Income per Share of Common Stock, Diluted	$2.81	$3.15	$2.12	$1.32	$2.53
Weighted Average Number of Shares of Common Stock Outstanding, Basic	341,268,923	302,238,065	238,122,665	200,739,809	136,472,865
Weighted Average Number of Shares of Common Stock Outstanding, Diluted	343,137,361	304,381,388	238,486,772	202,907,605	139,565,709
Dividends Declared per Share of Common Stock	$2.00	$1.98	$1.84	$1.75	$1.58

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data
Investments in:
Excess mortgage servicing rights, at fair value	$447,860	$1,173,713	$1,399,455	$1,581,517	$417,733
Excess mortgage servicing rights, equity method investees, at fair value	147,964	171,765	194,788	217,221	330,876
Mortgage servicing rights, at fair value	2,884,100	1,735,504	659,483	—	—
Mortgage servicing rights financing receivables, at fair value	1,644,504	598,728	—	—	—
Servicer advance investments, at fair value	735,846	4,027,379	5,706,593	7,426,794	3,270,839
Real estate and other securities, available-for-sale	11,636,581	8,071,140	5,073,858	2,501,881	2,463,163
Residential mortgage loans, held-for-investment	735,329	691,155	190,761	330,178	47,838
Residential mortgage loans, held-for-sale	932,480	1,725,534	696,665	776,681	1,126,439
Residential mortgage loans, held-for-sale, at fair value	2,808,529	—	—	—	—
Real estate owned	113,410	128,295	59,591	50,574	61,933
Residential mortgage loans subject to repurchase	121,602	—	—	—	—
Consumer loans, held-for-investment	1,072,202	1,374,263	1,799,486	—	—
Consumer loans, equity method investees	38,294	51,412	—	—	—
Cash and cash equivalents	251,058	295,798	290,602	249,936	212,985
Total assets	31,691,013	22,213,562	18,399,529	15,192,722	8,089,244
Total debt	22,656,235	15,746,530	13,181,236	11,292,622	6,057,853
Total liabilities	25,602,718	17,417,400	14,931,352	12,206,142	6,239,319
Total New Residential stockholders’ equity	5,997,670	4,690,205	3,260,100	2,795,933	1,596,089
Noncontrolling interests in equity of consolidated subsidiaries	90,625	105,957	208,077	190,647	253,836
Total equity	6,088,295	4,796,162	3,468,177	2,986,580	1,849,925
Supplemental Balance Sheet Data
Common shares outstanding	369,104,429	307,361,309	250,773,117	230,471,202	141,434,905
Book value per share of common stock	$16.25	$15.26	$13.00	$12.13	$11.28
Other Data
Core earnings(A)	$815,158	$861,381	$510,821	$388,756	$219,261

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

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flow from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flows provided by operations and net income, see “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Liquidity and Capital Resources.” Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income attributable to common stockholders	$963,967	$957,533	$504,453	$268,636	$352,877
Impairment	90,641	86,092	87,980	24,384	11,282
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	58,656	(4,322)	7,297	(38,643)	(41,615)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(8,357)	(12,617)	(16,526)	(31,160)	(57,280)
Change in fair value of investments in mortgage servicing rights financing receivables	(229,253)	(109,584)	—	—	—
Change in fair value of servicer advance investments	89,332	(84,418)	7,768	57,491	(84,217)
Change in fair value of investments in residential mortgage loans	(73,515)	—	—	—	—
Gain on consumer loans investment	—	—	(9,943)	(43,954)	(92,020)
Gain on remeasurement of consumer loans investment	—	—	(71,250)	—	—
(Gain) loss on settlement of investments, net	(103,842)	(10,310)	48,800	19,626	(31,297)
Earnings from investments in consumer loans, equity method investees	—	—	—	—	(53,840)
Unrealized (gain) loss on derivative instruments	113,558	2,190	(5,774)	3,538	8,847
Unrealized (gain) loss on other ABS	(10,283)	(2,883)	2,322	(879)	—
(Gain) loss on transfer of loans to REO	(19,519)	(22,938)	(18,356)	(2,065)	(17,489)
(Gain) loss on transfer of loans to other assets	1,977	(488)	(2,938)	690	—
(Gain) loss on Excess MSR recapture agreements	(979)	(2,384)	(2,802)	(2,999)	(1,157)
(Gain) loss on Ocwen common stock	10,860	(5,346)	—	—	—
Fee earned on deal termination	—	—	—	—	(5,000)
Other (income) loss	28,722	27,741	9,437	5,529	(20)
Total Other Income Adjustments	(142,643)	(225,359)	(51,965)	(32,826)	(375,088)

Other Income and Impairment attributable to non-controlling interests	(22,247)	(30,416)	(26,303)	(22,102)	44,961
Change in fair value of investments in mortgage servicing rights	(65,670)	(155,495)	(103,679)	—	—
(Gain) loss on settlement of mortgage loan origination derivative instruments	(1,234)	—	—	—	—
Gain (loss) on securitization of originated mortgage loans	8,757	—	—	—	—
Non-capitalized transaction-related expenses	21,946	21,723	9,493	31,002	10,281
Incentive compensation to affiliate	94,900	81,373	42,197	16,017	54,334
Deferred taxes	(80,054)	168,518	34,846	(6,633)	16,421
Interest income on residential mortgage loans, held-for sale	13,374	13,623	18,356	22,484	—
Limit on RMBS discount accretion related to called deals	(58,581)	(28,652)	(30,233)	(9,129)	—
Adjust consumer loans to level yield	(21,181)	(41,250)	7,470	71,070	70,394
Core earnings of equity method investees:
Excess mortgage servicing rights	13,183	13,691	18,206	25,853	33,799
Core Earnings	$815,158	$861,381	$510,821	$388,756	$219,261

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

Our portfolio is currently composed of mortgage servicing related assets, residential securities (and associated call rights), and loans and other opportunistic investments. Our asset allocation and target assets may change over time, depending on our investment decisions in light of prevailing market conditions. The assets in our portfolio are described in more detail below under “—Our Portfolio.”

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

In response to the changing landscape of the mortgage industry and bank capital requirements, banks have sold MSRs totaling more than $3.5 trillion since 2010. As of the third quarter of 2018, the top 100 mortgage servicers serviced over 99% out of the $10.8 trillion one-to-four family mortgage debt outstanding, according to Inside Mortgage Finance. Furthermore, according to Inside Mortgage Finance, approximately 66% of such outstanding mortgage debt was serviced by the top 25 mortgage servicers as of the third quarter of 2018. Given current market dynamics and an overall challenging servicing environment, we may expect additional market consolidation among non-bank servicers. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets. As a result, we believe additional MSR sales will be likely for some period of time. These factors have resulted in increased opportunities for us to acquire interests in MSRs and to provide capital to non-bank servicers. In addition, approximately $1.6 trillion of new loans were originated in 2018 and another $1.6 trillion are forecasted for 2019, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Recently, strong demand for mortgage assets in general has led to tighter spreads and lower required rates of return. This, in turn, creates a reach for yield and increased difficulty in sourcing accretive investments in the current investment landscape. These market conditions have driven prices higher, thereby also increasing the value of certain of our existing investments.

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

In the fourth quarter of 2018, both current interest rates and expected future interest rates generally decreased. With respect to our Non-Agency RMBS, which were generally purchased at a significant discount, market interest rates decreased and market credit spreads increased, with the net result being a decrease in value of these investments during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the fourth quarter of 2018, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $4.8 million in the aggregate, primarily as a result of an increase in prepayment speeds. In addition, declines in forward LIBOR create a reduced expectation of lifetime float earnings. That coupled with faster voluntary prepayments from a lower and flatter forward mortgage curve caused the fair value of our MSRs, including MSR financing receivables, to decrease by approximately $126.3 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of December 31, 2018 was 1.04%, compared to 1.58% as of September 30, 2018. The spread changed primarily as a result of lower yields from new securities purchased during the fourth quarter of 2018 and increased funding costs. The net interest spread on our Non-Agency RMBS portfolio as of December 31, 2018 was 2.09%, compared to 2.18% as of September 30, 2018. This spread changed primarily as a result of increased funding costs.

General U.S. Economy and Unemployment

During the fourth quarter of 2018, the U.S. unemployment rate generally continued to decline, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measure, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship held true as the Case Shiller Home Price Index increased from 218 as of the fourth quarter of 2017 to 227 as of the fourth quarter of 2018. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.2 million, or 4.1 percent, as of the third quarter of 2018, down from 2.6 million, or 5.0 percent, as of the third quarter of 2017. This trend has helped to support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads, which generally have an impact on the value of yield driven financial instruments (e.g., RMBS and loan portfolios), widened during the fourth quarter of 2018. While a useful market proxy, corporate credit spreads are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity, mortgage credit spreads and other factors related specifically to certain investments within our mortgage securities and loan portfolio caused a decrease to the value of the portion of this portfolio that was owned for the entire quarter.

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities (and associated call rights) and loans and other opportunistic investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of December 31, 2018.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$148,134,326	$460,458	2.1%	$595,824	6.1
MSRs(B) (C)	258,462,703	2,566,694	11.7%	2,884,100	6.5
Mortgage Servicing Rights Financing Receivables(B) (C)	130,516,565	1,303,738	5.9%	1,644,504	6.8
Servicer Advance Investments(B) (D)	620,050	721,801	3.3%	735,846	5.7
Agency RMBS(E)	2,613,395	2,657,917	12.1%	2,665,618	8.1
Non-Agency RMBS(E)	19,539,450	8,554,511	39.0%	8,970,963	6.9
Residential Mortgage Loans	4,806,115	4,475,029	20.4%	4,476,338	9.1
Real Estate Owned	N/A	125,719	0.6%	113,410	N/A
Consumer Loans	1,072,577	1,076,871	4.9%	1,072,202	3.5
Consumer Loans, Equity Method Investees	231,560	N/A	N/A	38,294	1.3
Total/Weighted Average		$21,942,738	100.0%	$23,197,099	7.2

Reconciliation to GAAP total assets:
Cash and restricted cash				415,078
Residential mortgage loans subject to repurchase				121,602
Servicer advances receivable				3,277,796
Trades receivable				3,925,198
Deferred tax asset, net				65,832
Other assets				688,408
GAAP total assets				$31,691,013

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

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

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivables

As of December 31, 2018, we had $4,528.6 million carrying value of MSRs and mortgage servicing rights financing receivables within our servicer subsidiary, NRM.

NRM has contracted with certain third party subservicers to perform the related servicing duties on the residential mortgage loans underlying some of its MSRs. As of December 31, 2018, these subservicers include Nationstar, Ocwen, Ditech, PHH, LoanCare, LLC (“LoanCare”), and Flagstar, which subservice 24.4%, 22.7%, 20.9%, 10.9%, 1.6%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables). NRM has entered into agreements with Ditech, Nationstar, Flagstar, PHH, and Ocwen whereby NRM is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

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

The table below summarizes our investments in MSRs and mortgage servicing rights financing receivables as of December 31, 2018.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency(A)	$226.3	26	bps	$2,506.7
Non-Agency	2.1	25		22.4
Ginnie Mae	30.0	33		355.0
Mortgage Servicing Rights Financing Receivables
Agency	42.3	27		434.1
Non-Agency	88.3	45		1,210.4
Total	$389.0	31	bps	$4,528.6

(A)	Represents Fannie Mae and Freddie Mac MSRs.

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivables as of December 31, 2018 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency(F)	$2,506,676	$226,295,778	1,441,093	751	4.3%	266	62	2.8%	9.2%	9.0%	0.2%	18.6%
Non-Agency	22,438	2,143,212	4,910	758	3.9%	305	40	6.0%	8.4%	0.5%	7.8%	—%
Ginnie Mae	354,986	30,023,713	141,905	683	3.8%	324	31	7.3%	12.0%	11.7%	0.2%	15.3%
Mortgage Servicing Rights Financing Receivables
Agency	434,110	42,265,547	317,696	745	4.2%	238	84	6.6%	10.1%	9.6%	0.4%	7.8%
Non-Agency	1,210,394	88,251,018	633,281	647	4.5%	308	157	15.5%	10.5%	7.3%	3.3%	—%
Total	$4,528,604	$388,979,268	2,538,885	721	4.3%	277	83	6.5%	9.8%	8.8%	1.0%	12.8%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency(F)	1.5%	0.4%	0.5%	0.3%	0.1%	0.2%
Non-Agency	1.0%	0.2%	0.3%	0.7%	—%	0.1%
Ginnie Mae	4.4%	1.4%	1.7%	1.4%	0.1%	1.1%
Mortgage Servicing Rights Financing Receivables
Agency	1.7%	0.4%	0.3%	0.5%	—%	0.4%
Non-Agency	8.3%	5.1%	7.7%	4.1%	1.7%	2.7%
Total	3.3%	1.5%	2.2%	1.2%	0.4%	0.9%

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

(F)	Represents Fannie Mae and Freddie Mac MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of December 31, 2018.

Summary of Direct Excess MSR Investments as of December 31, 2018

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$52.4	29	bps	21	bps	32.5% - 66.7%	$226.5
Recapture Agreements	—	29		22		32.5% - 66.7%	30.9
	52.4	29		21			257.4
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$54.1	34		15		33.3% - 100.0%	$172.7
Recapture Agreements	—	26		20		33.3% - 100.0%	17.8
	54.1	33		15			190.5
Total/Weighted Average	$106.5	31	bps	18	bps		$447.9

(A)	The MSR is a weighted average as of December 31, 2018, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $40.1 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2018

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$41.7	32	bps	21	bps	50.0%	66.7%	33.3%	$228.8
Recapture Agreements	—	33		23		50.0%	66.7%	33.3%	40.4
Total/Weighted Average	$41.7	32	bps	21	bps				$269.2

(A)	The MSR is a weighted average as of December 31, 2018, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2018 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$160,516	$39,599,428	277,692	718	4.6%	258	108	7.9%	12.1%	11.5%	0.8%	21.8%
Recaptured Loans	65,936	12,768,862	75,569	724	4.3%	284	36	0.6%	8.8%	8.6%	0.3%	29.8%
Recapture Agreement	30,935	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$257,387	$52,368,290	353,261	719	4.6%	265	89	6.1%	11.3%	10.7%	0.6%	23.5%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$152,649	$50,202,703	278,228	673	4.7%	284	153	33.5%	14.2%	11.4%	3.2%	14.7%
Recaptured Loans	20,064	3,855,370	17,252	741	4.2%	289	24	2.8%	8.1%	8.1%	—%	30.8%
Recapture Agreement	17,761	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$190,474	$54,058,073	295,480	678	4.7%	285	145	31.3%	13.9%	11.2%	3.0%	15.3%
Total/Weighted Average(I)	$447,861	$106,426,363	648,741	698	4.6%	275	118	18.9%	12.7%	11.0%	1.9%	19.1%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	3.8%	1.2%	0.9%	0.9%	0.2%	0.2%
Recaptured Loans	1.9%	0.5%	0.3%	0.3%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.3%	1.0%	0.7%	0.7%	0.2%	0.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.8%	3.0%	2.5%	6.2%	1.1%	1.9%
Recaptured Loans	1.4%	0.1%	0.1%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	10.1%	2.8%	2.4%	5.8%	1.0%	1.8%
Total/Weighted Average(H)	6.8%	1.9%	1.6%	3.3%	0.6%	1.0%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $40.1 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of December 31, 2018 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$124,745	$26,662,585	33.3%	249,880	699	5.2%	251	127	9.2%	13.5%	13.2%	1.5%	24.8%
Recaptured Loans	104,034	15,045,378	33.3%	105,322	708	4.3%	278	42	0.6%	10.0%	9.6%	0.5%	39.0%
Recapture Agreement	40,424	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average	$269,203	$41,707,963		355,202	702	4.9%	261	96	6.1%	12.3%	12.0%	1.2%	29.1%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.4%	1.7%	1.0%	1.3%	0.4%	0.3%
Recaptured Loans	3.3%	0.9%	0.5%	0.4%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	4.6%	1.4%	0.8%	1.0%	0.3%	0.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2018
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$721,801	$735,846	$40,096,998	$620,050	1.5%
Total	$721,801	$735,846	$40,096,998	$620,050	1.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the year ended, December 31, 2018 (dollars in thousands):

			Year Ended December 31, 2018		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.9%	5.7	$(89,332)	$574,117	88.3%	87.2%	3.7%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

December 31, 2018
Principal and interest advances	$108,317
Escrow advances (taxes and insurance advances)	238,349
Foreclosure advances	273,384
Total	$620,050

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2018, we owned an approximately 73.2% interest in the Buyer.

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

The Nationstar Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.2%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.7 bps, on a weighted average basis as of December 31, 2018. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans.

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

The Nationstar Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related sale supplements, Nationstar Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Nationstar as the Nationstar Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Nationstar Net Collections, then 100% of the excess Surplus Amount is paid to Nationstar as a Nationstar Performance Fee. Nationstar Performance Fee payments were made to Nationstar in the amounts of $33.9 million, $37.6 million and $39.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The SLS Incentive Fee is equal to up to 4.0 bps on the UPB of the underlying loans, depending on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2018 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency Specified Pools	$2,613,395	$2,657,917	100.0%	$7,744	$(43)	$2,665,618	31	8.1	1.1%	$588,644

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of December 31, 2018:

Net Interest Spread(A)
Weighted Average Asset Yield	3.70%
Weighted Average Funding Cost	2.66%
Net Interest Spread	1.04%

(A)	The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2018 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$19,539,450	$8,554,511	$517,861	$(101,409)	$8,970,963	$7,433,043

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2018 (dollars in thousands):

	Non- Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	391	$2,197,417	$1,645,005	19.6%	$1,790,985	13.0%	0.7%	7.3	3.8%
2006	CC	147	3,319,048	2,115,520	25.1%	2,239,836	6.6%	1.4%	7.5	2.9%
2007	CCC-	97	3,269,712	2,018,598	24.0%	2,145,696	5.9%	1.0%	7.0	3.1%
2008 and later	A	255	10,611,427	2,632,908	31.3%	2,671,333	22.8%	0.3%	6.2	3.7%
Total/Weighted Average	B	890	$19,397,604	$8,412,031	100.0%	$8,847,850	12.4%	0.8%	6.9	3.4%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	14.0	0.08	10.3%	10.7%	13.2%
2006	12.6	0.13	9.4%	11.5%	32.1%
2007	11.9	0.23	10.9%	12.1%	38.5%
2008 and later	7.8	0.88	9.0%	1.5%	1.2%
Total/Weighted Average	11.2	0.38	9.8%	8.4%	20.3%

(A)	Excludes $56.8 million face amount of bonds backed by consumer loans and $85.0 million face amount of bonds backed by corporate debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 252 bonds with a carrying value of $722.1 million which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2018.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2018.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $299.7 million and $1.9 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $200.7 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2018:

Net Interest Spread(A)
Weighted Average Asset Yield	5.63%
Weighted Average Funding Cost	3.54%
Net Interest Spread	2.09%

(A)	The Non-Agency RMBS portfolio consists of 72.8% floating rate securities and 27.2% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $126.0 billion.

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

Residential Mortgage Loans

As of December 31, 2018, we had approximately $4.8 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $3.7 billion and notes and bonds payable with an aggregate face amount of approximately $137.2 million. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2018 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Performing Loans(G) (J)	$636,874	$591,264	8,424	8.0%	4.8	20.3%	77.7%	8.9%	649
Purchased Credit Deteriorated Loans(H)	191,497	144,065	1,556	7.6%	3.1	16.4%	84.6%	71.5%	596
Total Residential Mortgage Loans, held-for-investment	$828,371	$735,329	9,980	7.9%	4.4	19.4%	79.3%	23.3%	637

Reverse Mortgage Loans(E) (F)	$13,807	$6,557	37	8.1%	4.8	10.6%	142.5%	67.8%	N/A
Performing Loans(G) (I)	408,724	413,883	7,144	4.4%	3.9	56.6%	61.3%	9.0%	670
Non-Performing Loans(H) (I)	621,700	512,040	5,029	5.5%	3.0	14.9%	88.1%	72.6%	588
Total Residential Mortgage Loans, held-for-sale	$1,044,231	$932,480	12,210	5.1%	3.4	31.2%	78.3%	47.6%	621

Acquired Loans	$2,295,340	$2,153,269	12,873	4.5%	8.0	7.7%	75.7%	14.0%	626
Originated Loans	638,173	655,260	2,307	5.2%	28.5	96.3%	80.0%	3.8%	714
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$2,933,513	$2,808,529	15,180	4.6%	12.5	27.0%	76.6%	11.8%	645

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.5 million at December 31, 2018. Approximately 54.9% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of December 31, 2018, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (J) below.

(I)	Includes $24.3 million and $51.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)	Includes $122.3 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis.

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

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of December 31, 2018 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,072,577	61.8%	38.2%	148,476	671	18.2%	11.5%	160	3.5	2.0%	1.3%	2.1%	18.1%	5.5%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of December 31, 2018, we had a net investment of $38.3 million in PF LoanCo Funding LLC (“LoanCo”) and PF WarrantCo Holdings, LP (“WarrantCo”). For further information, see Note 9 to our Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2018(C)	$231,560	25.0%	$231,560	14.2%	1.3	0.4%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of November 30, 2018 as a result of the one month reporting lag.

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

Mortgage Servicing Rights Financing Receivables

In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs, however, New Residential has determined that each purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through change in fair value of investments in mortgage servicing rights financing receivables in the Consolidated Statements of Income.

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

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the Servicer Advance Investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $0.1 billion per year on average over the weighted average life of the investment held as of December 31, 2018, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

Residential Mortgage Loans, Held-For-Sale, at Fair Value

Residential mortgage loans, held-for-sale, at fair value are originated or acquired loans for which we have elected to account for at fair value. Accordingly, we estimate the fair value of the residential mortgage loans, held-for-sale, at fair value at each reporting date and reflect the change in the fair value as gains or losses.

For originated residential mortgage loans measured at fair value, we report the change in the fair value within gain on sale of originated mortgage loans, net in the consolidated statements of income.

For acquired residential mortgage loans measured at fair value, we report the change in the fair value within change in fair value of investments in residential mortgage loans in the consolidated statements of income.

Interest earned on residential mortgage loans measured at fair value are reported in other income.

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

Consumer Loans

Prior to our acquisition of an additional interest, we accounted for our investment in the Consumer Loan Companies pursuant to the equity method of accounting because we could exercise significant influence over the Consumer Loan Companies, but the requirements for consolidation were not met. Our share of earnings and losses in these equity method investees was recorded in “Earnings from investments in consumer loans, equity method investees” on the Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the Consolidated Balance Sheets.

Subsequent to our acquisition of an additional interest, we consolidate the Consumer Loan Companies. The Consumer Loan Companies classify their investments in consumer loans as held-for-investment, as they have the intent and ability to hold for the foreseeable future, or until maturity or payoff. The Consumer Loan Companies record the consumer loans at cost net of any unamortized discount or loss allowance. The Consumer Loan Companies determined at acquisition that these loans would be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); the loans aggregated into pools are accounted for as if each pool were a single loan.

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

We have invested in Nationstar serviced Servicer Advance Investments, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of December 31, 2018, we owned an approximately 73.2% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

In July 2018, as a result of our acquisition of Shellpoint Partners LLC (“Shellpoint”), we consolidate Shellpoint Asset Funding Trust 2013-1 (“SAFT 2013-1”) and the Shelter retail mortgage origination joint ventures (“Shelter JVs”).

A wholly owned subsidiary of Shellpoint, New Penn, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinate retained interests.

A wholly owned subsidiary of Shellpoint, Shelter Mortgage Company LLC (“Shelter”) is a mortgage originator specializing in retail origination. Shelter operates its business through a series of joint ventures and was deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

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

An exception to these descriptions results from changes in value that represent impairment. Any such change (a) is recorded on the statement of income, as impairment that impacts net income, and (b) impacts our Total New Residential Stockholders’ Equity (net book value). In the case of residential mortgage loans, held-for-sale, at lower of cost or fair value, any reductions in value are considered impairment. Impairment on loans and REO is subject to reversal if values subsequently increase; impairment on securities is not subject to reversal.

All of New Residential’s liabilities, with the exception of derivatives (which are marked to market through the statement of income), are recorded at their amortized cost basis.

MTM Assets	OCI Assets	Cost Assets
Excess MSRs	Real estate and other securities, available-for-sale	Residential mortgage loans, held-for-investment
Excess MSRs, equity method investees		Residential mortgage loans, held-for-sale, at lower of cost or fair value
MSRs		Real estate owned (REO)
MSR Financing Receivables		Consumer loans, held-for-investment
Servicer Advance Investments		Consumer loans, equity method investees
Certain assets within Other Assets, primarily derivatives and equity investments		Servicer advances receivable
Residential mortgage loans, held-for-sale at fair value		Trades receivable
Certain loans within Residential mortgage loans, held-for-investments		Deferred tax asset, net
Certain debt within Notes and bonds payable		Other assets, except as described above

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations from year-to-year (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

Comparison of Results of Operations for the years ended December 31, 2018 and 2017

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Interest income	$1,664,223	$1,519,679	$144,544	9.5%
Interest expense	606,433	460,865	145,568	31.6%
Net Interest Income	1,057,790	1,058,814	(1,024)	(0.1)%
Impairment
Other-than-temporary impairment (OTTI) on securities	30,017	10,334	19,683	190.5%
Valuation and loss provision (reversal) on loans and real estate owned	60,624	75,758	(15,134)	(20.0)%
	90,641	86,092	4,549	5.3%
Net interest income after impairment	967,149	972,722	(5,573)	(0.6)%
Servicing revenue, net	528,595	424,349	104,246	24.6%
Gain on sale of originated mortgage loans, net	89,017	—	89,017	100.0%
Other Income
Change in fair value of investments in excess mortgage servicing rights	(58,656)	4,322	(62,978)	(1,457.1)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	8,357	12,617	(4,260)	(33.8)%
Change in fair value of investments in mortgage servicing rights financing receivables	31,550	66,394	(34,844)	(52.5)%
Change in fair value of servicer advance investments	(89,332)	84,418	(173,750)	(205.8)%
Change in fair value of investments in residential mortgage loans	73,515	—	73,515	100.0%
Gain (loss) on settlement of investments, net	103,842	10,310	93,532	907.2%
Earnings from investments in consumer loans, equity method investees	10,803	25,617	(14,814)	(57.8)%
Other income (loss), net	(124,336)	4,108	(128,444)	(3,126.7)%
	(44,257)	207,786	(252,043)	(121.3)%
Operating Expenses
General and administrative expenses	231,579	67,159	164,420	244.8%
Management fee to affiliate	62,594	55,634	6,960	12.5%
Incentive compensation to affiliate	94,900	81,373	13,527	16.6%
Loan servicing expense	43,547	52,330	(8,783)	(16.8)%
Subservicing expense	176,784	166,081	10,703	6.4%
	609,404	422,577	186,827	44.2%
Income Before Income Taxes	931,100	1,182,280	(251,180)	(21.2)%
Income tax (benefit) expense	(73,431)	167,628	(241,059)	(143.8)%
Net Income	$1,004,531	$1,014,652	$(10,121)	(1.0)%
Noncontrolling Interests in Income of Consolidated Subsidiaries	$40,564	$57,119	$(16,555)	(29.0)%
Net Income Attributable to Common Stockholders	$963,967	$957,533	$6,434	0.7%

Interest Income

Interest income increased by $144.5 million primarily attributable to incremental interest income of (i) $141.8 million increase from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, (ii) $48.8 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls, and (iii) an increase of $10.6 million from the MSRs portfolio net of a decrease due to the transfer of HLSS Servicer Advance Investments and Excess MSR investment to Mortgage Servicing Rights Financing Receivables and related servicer advance receivables as a result of the Ocwen Transaction (Note 5 to our Consolidated Financial Statements). The increase was partially offset by (iv) a $57.5 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Interest Expense

Interest expense increased by $145.6 million primarily attributable to increases of (i) $117.6 million of interest expense on repurchase agreements and financings on Real Estate Securities in which we made additional levered investments subsequent to December 31, 2017, (ii) $29.4 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iii) $31.3 million of interest expense on MSRs and related servicer advances financing obtained subsequent to December 31, 2017. The increase was partially offset by (iv) a $22.5 million decrease in interest on debt collateralized by Excess MSRs as a result of repayments subsequent to December 31, 2017, and (v) a $10.2 million decrease in interest on the Consumer Loan securitization notes attributable to lower unpaid principal balance.

Other than Temporary Impairment (OTTI) on Securities

The other-than-temporary impairment on securities increased by $19.7 million primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of December 31, 2018.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

The $15.1 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from, (i) $14.6 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance, (ii) $4.4 million less provision on Residential Mortgage Loans, and (iii) $1.2 million increase of reserve related to certain Ginnie Mae EBO servicer advance receivables during the year ended December 31, 2018. The decrease was partially offset by (iv) REO impairment increase of $5.1 million due primarily to a decline in home prices, during the year ended December 31, 2018.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$31,298	$(38,848)	$70,146
Changes in discount rates	43,887	165,496	(121,609)
Changes in other factors	(6,598)	28,847	(35,445)
Total	$68,587	$155,495	$(86,908)

Servicing revenue, net increased $104.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Specifically, Servicing fee revenue and fees increased $227.7 million as a result of MSR acquisitions by our servicer subsidiary, NRM, subsequent to December 31, 2017 (Note 5 to our Consolidated Financial Statements). This was offset by (i) a $33.7 million increase in amortization as a result of MSR acquisitions closed subsequent to December 31, 2017, (ii) a $86.9 million decrease related to changes in valuation inputs and assumptions, primarily driven by less decrease in discount rates, partially offset by a decrease in prepayment speeds, and (iii) a $2.9 million loss on sales realized through Gain (loss) on settlement of investments, net subsequent to December 31, 2017.

Gain on Sale of Originated Mortgage Loans, Net

The gain on sale of originated mortgage loans of $89.0 million during the year ended December 31, 2018 was a result of the Shellpoint Acquisition (Note 1 to our Consolidated Financial Statements). Our wholly owned subsidiary, New Penn, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while New Penn generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans, we report Gain on sale of originated mortgage loans, net in the Consolidated Statements of Income (Note 8 to our Consolidated Financial Statements).

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$(20,350)	$(41,410)	$21,060
Changes in discount rates	—	41,526	(41,526)
Changes in other factors	(38,306)	4,206	(42,512)
Total	$(58,656)	$4,322	$(62,978)

The negative mark-to-market fair value adjustments during the year ended December 31, 2018 was mainly driven by (i) the realization of unrealized gains related to the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), which were reflected as a reclassification to Gain (loss) on settlement of investments, net, and (ii) an increase in projected prepayment speeds and faster actual prepayment rates.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$(7,183)	$(3,420)	$(3,763)
Changes in discount rates	—	4,840	(4,840)
Changes in other factors	15,540	11,197	4,343
Total	$8,357	$12,617	$(4,260)

The positive mark-to-market adjustments during the year ended December 31, 2018 were mainly driven by interest income net of expenses recorded at the investee level and other market factors, which totaled $15.5 million during the year ended December 31, 2018, compared to $11.2 million during the year ended December 31, 2017. This was partially offset by an increase in projected prepayment speeds and faster actual prepayment rates along with steady discount rates throughout the year ended December 31, 2018.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$(22,164)	$(259)	$(21,905)
Changes in discount rates	212,273	115,840	96,433
Changes in other factors	39,927	(5,997)	45,924
Total	$230,036	$109,584	$120,452

The decrease in change in fair value of investments in mortgage servicing rights financing receivables of $34.8 million during the year ended December 31, 2018 was primarily driven by a $154.5 million increase in amortization of servicing rights and a $0.8 million loss on sales realized through Gain (loss) on settlement of investments, net. These were offset by a $120.5 million increase related to changes in valuation inputs and assumptions, primarily driven by a decrease in discount rates, partially offset by an increase in prepayment speeds.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount
Changes in interest rates and prepayment rates	$1,629	$(16,109)	$17,738
Changes in discount rates	(12,829)	(128,336)	115,507
Changes in other factors	(78,132)	228,863	(306,995)
Total	$(89,332)	$84,418	$(173,750)

The negative mark-to-market adjustments during the year ended December 31, 2018 were mainly driven by the realization of unrealized gains related to the Ocwen Transaction (Note 5 to our Consolidated Financial Statements) resulting in a reclassification to Gain (loss) on settlement of investments, net, and an increase in discount rates.

Change in Fair Value of Investments in Residential Mortgage Loans

The change in fair value of investments in Residential Mortgage Loans of $73.5 million during the year ended December 31, 2018 was due to the election of the fair value option on Residential Mortgage Loans acquired in the fourth quarter of 2018 coupled with a decrease in discount rates on loans acquired during the fourth quarter of 2018, whereas Residential Mortgage Loans were held at lower of cost or market value in 2017.

Gain (Loss) on Settlement of Investments, Net

Gain on settlement of investments, net increased by $93.5 million, primarily related to (i) $101.7 million of gains reclassified from change in fair value of investments in Excess Mortgage Servicing Rights and Servicer Advance investments as a result of the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), (ii) a $94.1 million change from loss to gain on settlement of derivatives related to an increase in gains on settlement of Interest Rate Swaps and a decrease in loss on settlement of TBAs, and (iii) a $15.2 million change from loss to gain on liquidated residential mortgage loans during the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was partially offset by (iv) a $50.6 million change from gain on sale of real estate securities to loss on sale of real estate securities, (v) a $47.4 million change from gain on sale of residential mortgage loans to loss on sale of residential mortgage loans, (vi) a $3.2 million increased loss on sale of REO, and (vii) a $16.3 million increase in other losses primarily as a result of increased losses on securitizations of residential mortgage loans during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Earnings from Investments in Consumer Loans, Equity Method Investees

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $14.8 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Consolidated Financial Statements) during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Other Income (Loss), Net

Other income (loss), net decreased by $128.4 million, primarily attributable to (i) a $111.4 million increase in loss on derivative instruments related to increased losses on interest rate swaps and TBAs, (ii) a $16.2 million change from gain on Ocwen common stock to loss on Ocwen common stock, (iii) a $3.4 million decrease in gain on transfer of loans to REO, (iv) a $2.4 million change from gain on transfer of loans to other assets to loss on transfer of loans to other assets during the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease was partially offset by (v) a $7.4 million increase in unrealized gain on other ABS during the year ended December 31, 2018 compared to the year ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses increased by $164.4 million primarily attributable to the Shellpoint Acquisition (Note 1 to our Consolidated Financial Statements) which led to increased General and administrative expenses during the year ended December 31, 2018. Specifically, there was (i) a $109.7 million increase in compensation and benefit expense, (ii) a $16.1 million increase in loan origination expense, (iii) a $8.9 million increase in rent and other office expenses, (iv) a $5.9 million increase in marketing expenses, and (v) a $5.1 million increase in legal and professional expense driven by transactions closed subsequent to December 31, 2017, during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Management Fee to Affiliate

Management fee to affiliate increased by $7.0 million as a result of increases to our gross equity subsequent to December 31, 2017.

Incentive Compensation to Affiliate

Incentive compensation to affiliate increased by $13.5 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Loan Servicing Expense

Loan servicing expense decreased by $8.8 million primarily attributable to a $8.7 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance.

Subservicing Expense

Subservicing expense increased $10.7 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 as a result of MSR acquisitions that closed subsequent to December 31, 2017 within our servicer subsidiary, NRM (Note 5 to our Consolidated Financial Statements).

Income Tax (Benefit) Expense

Income tax (benefit) expense changed by $241.1 million as a result of an income tax benefit of $73.4 million during the year ended December 31, 2018 compared to an income tax expense of $167.6 million during the year ended December 31, 2017, primarily due to (i) the release of valuation allowances on deferred tax assets attributable to our TRSs, (ii) realization of deferred tax assets related to the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), (iii) net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on investments in Servicer Advances during the year ended December 31, 2017, (iv) mark-to-market and interest income on Servicing Related Assets during the year ended December 31, 2018, and (v) a decrease in effective tax rates subsequent to December 31, 2017.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests in income (loss) of consolidated subsidiaries decreased by $16.6 million primarily due to (i) a $9.2 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in noncontrolling ownership from 54.2% to 27.2% in August 2017, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the year ended December 31, 2018, and (ii) a $8.9 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties. The decrease was partially offset by (iii) a $1.2 million increase in noncontrolling interest in income (loss) as a result of the Shellpoint Acquisition (Note 1 to our Consolidated Financial Statements).

Other Comprehensive Income. See “—Accumulated Other Comprehensive Income (Loss)” below.

Comparison of Results of Operations for the years ended December 31, 2017 and 2016

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Interest income	$1,519,679	$1,076,735	$442,944	41.1%
Interest expense	460,865	373,424	87,441	23.4%
Net Interest Income	1,058,814	703,311	355,503	50.5%
Impairment
Other-than-temporary impairment (OTTI) on securities	10,334	10,264	70	0.7%
Valuation and loss provision (reversal) on loans and real estate owned	75,758	77,716	(1,958)	(2.5)%
	86,092	87,980	(1,888)	(2.1)%
Net interest income after impairment	972,722	615,331	357,391	58.1%
Servicing revenue, net	424,349	118,169	306,180	259.1%
Other Income
Change in fair value of investments in excess mortgage servicing rights	4,322	(7,297)	11,619	(159.2)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	12,617	16,526	(3,909)	(23.7)%
Change in fair value of investments in mortgage servicing rights financing receivables	66,394	—	66,394	100.0%
Change in fair value of servicer advance investments	84,418	(7,768)	92,186	(1,186.7)%
Gain on consumer loans investment	—	9,943	(9,943)	(100.0)%
Gain on remeasurement of consumer loans investment	—	71,250	(71,250)	(100.0)%
Gain (loss) on settlement of investments, net	10,310	(48,800)	59,110	(121.1)%
Earnings from investments in consumer loans, equity method investees	25,617	—	25,617	100.0%
Other income (loss), net	4,108	28,483	(24,375)	(85.6)%
	207,786	62,337	145,449	233.3%
Operating Expenses
General and administrative expenses	67,159	38,570	28,589	74.1%
Management fee to affiliate	55,634	41,610	14,024	33.7%
Incentive compensation to affiliate	81,373	42,197	39,176	92.8%
Loan servicing expense	52,330	44,001	8,329	18.9%
Subservicing expense	166,081	7,832	158,249	2,020.5%
	422,577	174,210	248,367	142.6%
Income Before Income Taxes	1,182,280	621,627	560,653	90.2%
Income tax expense	167,628	38,911	128,717	330.8%
Net Income	$1,014,652	$582,716	$431,936	74.1%
Noncontrolling Interests in Income of Consolidated Subsidiaries	$57,119	$78,263	$(21,144)	(27.0)%
Net Income Attributable to Common Stockholders	$957,533	$504,453	$453,080	89.8%

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

Gain (Loss) on Settlement of Investments, Net

Gain (loss) on settlement of investments, net increased by $59.1 million, primarily related to (i) a $48.1 million change in loss on sale of real estate securities to gain on sale of real estate securities, (ii) an increased gain on sale of residential mortgage loans of $27.6 million, (iii) an $11.3 million realized gain related to the Ocwen Transaction (Note 5 to our Consolidated Financial Statements), and (iv) decreased loss on extinguishment of debt and write-off financing fees of $6.0 million. This increase was partially offset by (v) a $13.9 million change in gain on sale of REO to loss on sale of REO, (vi) a $11.7 million increase in loss on settlement of derivatives, and (vii) a $8.4 million increase in loss on liquidated residential mortgage loans, during the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our servicer subsidiary, NRM, is subject to regulatory requirements regarding NRM’s liquidity. As of December 31, 2018, approximately $203.6 million of our cash and cash equivalents was held at NRM, of which $79.7 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2018, we had outstanding repurchase agreements with an aggregate face amount of approximately $15.6 billion to finance our investments. The financing of our RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3%-5% for Agency RMBS, 7%-60% for Non-Agency RMBS, and 5%-50% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.7 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	December 31, 2018
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$4,346,070	$4,346,070	Jan-19 to Feb-19	2.66%	0.1	$4,462,104	$4,492,912	$4,533,921	2.1
Non-Agency RMBS(E)	7,434,950	7,434,785	Jan-19 to Aug-19	3.54%	0.1	17,057,929	8,459,512	8,877,653	7.0
Residential Mortgage Loans(F)	3,679,239	3,678,246	Feb-19 to Dec-20	4.24%	0.6	4,498,036	4,222,366	4,218,615	11.9
Real Estate Owned(G) (H)	94,897	94,868	Feb-19 to Dec-20	4.38%	0.8	N/A	N/A	116,381	N/A
Total Repurchase Agreements	15,555,156	15,553,969		3.46%	0.3
Notes and Bonds Payable
Excess MSRs(I)	297,759	297,563	Feb-20 to Jul-22	5.15%	2.7	119,363,054	372,901	470,498	5.7
MSRs(J)	2,368,885	2,360,856	Feb-19 to Jul-24	4.32%	2.8	365,610,961	3,496,265	4,241,604	6.7
Servicer Advances(K)	3,386,234	3,382,455	Mar-19 to Dec-21	3.52%	1.7	3,824,237	3,999,597	4,013,642	1.5
Residential Mortgage Loans(L)	122,816	122,465	Jan-19 to Jul-43	3.74%	7.6	130,399	127,021	124,593	7.8
Consumer Loans(M)	939,735	936,447	Dec-21 to Mar-24	3.41%	2.8	1,072,431	1,076,725	1,072,056	3.5
Receivable from government agency(L)	2,480	2,480	Jan-19	4.54%	0.1	N/A	N/A	1,736	N/A
Total Notes and Bonds Payable	7,117,909	7,102,266		3.84%	2.4
Total/Weighted Average	$22,673,065	$22,656,235		3.58%	0.9

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $38.8 million of associated accrued interest payable as of December 31, 2018.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $3.9 billion of related trade and other receivables.

(E)
$7,193.4 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $241.5 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This includes repurchase agreements of $163.6 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $197.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and includes $100.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: (A) $645.3 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%, and (B) $1,723.6 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$2.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0% to 2.2%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $7.7 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%, and (ii) $117.0 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 12 for details).

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $671.0 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $21.3 million face amount note which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $15.6 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2018
	Outstanding Balance at December 31, 2018	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$4,346,070	$2,135,798	$4,346,070	2.15%
Non-Agency RMBS	7,434,950	5,942,055	7,540,460	3.31%
Residential mortgage loans	3,597,880	1,422,363	3,617,289	4.00%
Real estate owned	94,414	82,293	137,095	4.00%
Notes and Bonds Payable
MSRs	645,319	389,400	749,520	4.35%
Servicer advances	877,335	366,242	905,012	3.15%
Residential mortgage loans	5,417	6,153	7,597	4.53%
Real estate owned	2,480	2,333	3,231	4.54%
Total/Weighted Average	$17,003,865	$10,346,637		3.19%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Repurchase Agreements
Agency RMBS	$1,280,639	$1,165,909	$2,639,286	$3,428,226
Non-Agency RMBS	4,946,706	5,259,463	6,094,029	7,444,959
Residential mortgage loans	1,178,834	1,617,382	2,154,943	1,675,353
Real estate owned	102,198	85,368	73,656	68,416

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Repurchase Agreements
Agency RMBS	$1,905,559	$2,531,373	$1,961,597	$1,900,271
Non-Agency RMBS	2,891,179	3,713,734	4,319,758	4,584,859
Residential mortgage loans	785,283	1,020,082	1,170,488	1,596,385
Real estate owned	92,169	83,235	75,870	102,464

(A)	Represents the average for the period the debt was outstanding.

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

Servicer Advance Notes Payable (the “Servicer Advance Notes”)

Following their revolving period, principal will be paid on the Servicer Advance Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding these revolving periods as of December 31, 2018 (dollars in thousands):

Servicer Advance Note Amount	Revolving Period Ends(A)
$514,337	March 2019
95,227	June 2019
250,000	October 2019
17,771	November 2019
395,336	February 2020
376,246	December 2020
374,207	February 2021
599,906	March 2021
399,999	October 2021
363,205	December 2021
$3,386,234

(A)	On the earlier of this date or the occurrence of an early amortization event or a target amortization event.

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

NRZ Excess Spread-Collateralized Notes (the “Excess Spread Notes”)

Principal will be paid on the Excess Spread Notes in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding the note amounts for the Excess Spread Notes as of December 31, 2018 (in thousands):

Transaction	Outstanding Note Amount	Maturity Date
PLS1	$100,000	February 2020(A)
Agency MSRs Loan	197,759	July 2022(B)
	$297,759

(A)	The PLS1 Excess Spread Notes may be paid off on any payment date occurring on or after December 2018 upon 180 days written notice from the Borrowers or Noteholders.

(B)	The Agency MSRs Loan has a loan repayment date of July 11, 2022.

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

Maturities

Our debt obligations as of December 31, 2018, as summarized in Note 11 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
2019	$879,241	$16,124,611	$17,003,852
2020	771,582	181,854	953,436
2021	1,758,663	736,368	2,495,031
2022	—	197,759	197,759
2023	671,013	487,323	1,158,336
2024 and thereafter	364,770	499,881	864,651
	$4,445,269	$18,227,796	$22,673,065

(A)	Includes repurchase agreements and notes and bonds payable of $1.9 million and $4,443.4 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $15,553.2 million and $2,674.5 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 4.1% and 16.3%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 12.8% and 18.5%, respectively, during the year ended December 31, 2018.

Borrowing Capacity

The following table represents our borrowing capacity as of December 31, 2018 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$5,575,197	$3,774,136	$1,801,061
Non-Agency RMBS	250,000	241,535	8,465
Notes and Bonds Payable
Excess MSRs	150,000	100,000	50,000
MSRs	990,000	645,319	344,681
Servicer advances(A)	1,678,541	1,372,576	305,965
Consumer loans	150,000	21,303	128,697
	$8,793,738	$6,154,869	$2,638,869

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

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of December 31, 2018.

Stockholders’ Equity

Common Stock

Our certificate of incorporation authorizes 2,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2018.

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

In January 2018, we issued 28.8 million shares of its common stock in a public offering at a price to the public of $17.10 per share for net proceeds of approximately $482.3 million. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2.9 million shares of our common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.58% risk-free rate, a 9.86% dividend yield, 23.16% volatility and a 10-year term.

On July 30, 2018, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2018, we sold 0.5 million ATM Shares for aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, we granted options to the Manager relating to 0.05 million shares of our common stock at the offering prices, which had fair value of approximately $0.1 million as of the grant dates.

On November 5, 2018, we issued 28.8 million shares of our common stock in a public offering at a price of $17.32 per share for net proceeds of approximately $489.2 million. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2.9 million shares of our common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 3.25% risk-free rate, a 8.61% dividend yield, 17.50% volatility and a 10-year term.

As of December 31, 2018, our outstanding options had a weighted average exercise price of $16.16. Our outstanding options as of December 31, 2018 were summarized as follows:

Held by the Manager	6,961,222
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,530,916
Issued to the independent directors	6,000
Total	8,498,138

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2018, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2017	$364,467
Net unrealized gain (loss) on securities	(7,397)
Reclassification of net realized (gain) loss on securities into earnings	59,953
Accumulated other comprehensive income, December 31, 2018	$417,023

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2018, we recorded unrealized losses on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net widening of credit spreads. We recorded OTTI charges of $30.0 million with respect to real estate securities and realized losses of $29.9 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2016	April 2016	$0.46
June 30, 2016	July 2016	$0.46
September 30, 2016	October 2016	$0.46
December 31, 2016	January 2017	$0.46
March 31, 2017	April 2017	$0.48
June 30, 2017	July 2017	$0.50
September 30, 2017	October 2017	$0.50
December 31, 2017	January 2018	$0.50
March 22, 2018	April 2018	$0.50
June 21, 2018	July 2018	$0.50
September 20, 2018	October 2018	$0.50
December 20, 2018	January 2019	$0.50

Cash Flow

Operating Activities

2018 vs. 2017

Net cash flows provided by operating activities decreased approximately $329.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Operating cash inflows for the year ended December 31, 2018 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $6.7 billion, servicing fees received of $601.9 million, net funding of servicer advances receivable of $381.4 million, collections on receivables and other assets of $45.2 million, net interest income received of $1.1 billion, and distributions of earnings from equity method investees of $17.2 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $5.8 billion, originations of $3.4 billion, incentive compensation and management fees paid to the Manager of $142.9 million, income taxes paid of $5.0 million, subservicing fees paid of $285.4 million and other outflows of approximately $318.0 million that primarily consisted of general and administrative costs and loan servicing fees.

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

Investing Activities

Cash flows provided by (used in) investing activities were ($5.2 billion), ($1.8 million) and ($182.6 million) for the years ended December 31, 2018, 2017 and 2016, respectively. Investing activities consisted primarily of the acquisition of MSRs, Excess MSRs, real estate securities, and loans, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, Excess MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $6.4 billion, ($2.7 million) and $269.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1,202.4 million. As of December 31, 2018, there was $7,575.5 million in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

As described in Note 9 to our Consolidated Financial Statements, we have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $182.1 million as of November 30, 2018. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of December 31, 2018. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2018, we had the following material contractual obligations (payments in thousands):

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

Interest Rate Swaps	Described under Note 10 to our Consolidated Financial Statements.

	Fixed and Determinable Payments Due by Period
Contract	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Debt Obligations
Repurchase Agreements(A)	$15,616,295	$85,150	$—	$—	$15,701,445
Notes and Bonds Payable(A)	1,758,594	3,690,851	1,759,789	716,066	7,925,300
Other Contractual Obligations
Management Agreement(B)	164,684	139,568	139,568	1,744,602	2,188,422
Total	$17,539,573	$3,915,569	$1,899,357	$2,460,668	$25,815,167

(A)	Interest is included based on the expected LIBOR curve that existed at December 31, 2018 and the scheduled maturities of our debt obligations.

(B)
Amounts reflect management fees and full expense reimbursements for the next 30 years, assuming no change in gross equity. Incentive fee is included for the amount currently outstanding as of December 31, 2018.

See Notes 14 and 18 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2018, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $389.2 million of unfunded and available revolving credit privileges as of December 31, 2018. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. As described in Note 5 to our Consolidated Financial Statements, we have entered into the Ocwen Transaction.

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

As of the third quarter of 2018, as a result of the Shellpoint Acquisition, we, through our wholly owned subsidiary, New Penn, originate conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, we report realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which we believe is an indicator of performance for the Servicing and Origination segment and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

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

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flows provided by operations and net income, see “—Liquidity and Capital Resources” above. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$963,967	$957,533	$504,453
Impairment	90,641	86,092	87,980
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	58,656	(4,322)	7,297
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(8,357)	(12,617)	(16,526)
Change in fair value of investments in mortgage servicing rights financing receivables	(229,253)	(109,584)	—
Change in fair value of servicer advance investments	89,332	(84,418)	7,768
Change in fair value of investments in residential mortgage loans	(73,515)	—	—
Gain on consumer loans investment	—	—	(9,943)
Gain on remeasurement of consumer loans investment	—	—	(71,250)
(Gain) loss on settlement of investments, net	(103,842)	(10,310)	48,800
Unrealized (gain) loss on derivative instruments	113,558	2,190	(5,774)
Unrealized (gain) loss on other ABS	(10,283)	(2,883)	2,322
(Gain) loss on transfer of loans to REO	(19,519)	(22,938)	(18,356)
(Gain) loss on transfer of loans to other assets	1,977	(488)	(2,938)
(Gain) loss on Excess MSR recapture agreements	(979)	(2,384)	(2,802)
(Gain) loss on Ocwen common stock	10,860	(5,346)	—
Other (income) loss	28,722	27,741	9,437
Total Other Income Adjustments	(142,643)	(225,359)	(51,965)

Other Income and Impairment attributable to non-controlling interests	(22,247)	(30,416)	(26,303)
Change in fair value of investments in mortgage servicing rights	(65,670)	(155,495)	(103,679)
(Gain) loss on settlement of mortgage loan origination derivative instruments	(1,234)	—	—
Gain (loss) on securitization of originated mortgage loans	8,757	—	—
Non-capitalized transaction-related expenses	21,946	21,723	9,493
Incentive compensation to affiliate	94,900	81,373	42,197
Deferred taxes	(80,054)	168,518	34,846
Interest income on residential mortgage loans, held-for sale	13,374	13,623	18,356
Limit on RMBS discount accretion related to called deals	(58,581)	(28,652)	(30,233)
Adjust consumer loans to level yield	(21,181)	(41,250)	7,470
Core earnings of equity method investees:
Excess mortgage servicing rights	13,183	13,691	18,206
Core Earnings	$815,158	$861,381	$510,821

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

We are exposed to fluctuations in forward LIBOR rates across our portfolio. For our Servicer Advance Investments (including the basic fee component of the related MSRs), forward LIBOR rates have a direct impact on current period income recognition. Performance-based incentive fees paid to Nationstar as part of our MSR purchase agreements are impacted by changes in LIBOR. Nationstar’s performance-based incentive fee is based on our target equity return. Changes in LIBOR may impact Nationstar’s ability to reach our target return. Shifts downward in projected LIBOR will decrease our projected cost of borrowings thus decreasing the share of the servicing fee we need to receive in order to obtain our target return. Conversely, shifts upward in projected LIBOR will increase our projected cost of borrowings thus increasing the share of the servicing fee we need to receive in order to obtain our target return.

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

As of December 31, 2018, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $18.4 million in 2019, whereas a 50 basis point decrease in short term interest rates would increase our cash flows by approximately $18.4 million in 2019, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of December 31, 2018 and assuming a LIBOR floor of 0.0%). As of December 31, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would have decreased our cash flows by approximately $11.4 million, whereas an a 50 basis point decrease in short term interest rates would have increased our cash flows by approximately $13.7 million.

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

As of December 31, 2018, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $461.9 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $393.7 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below. As of December 31, 2017, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would have increased our net book value by approximately $255.2 million, whereas a 50 basis point decrease in short term interest rates would have decreased our net book value by approximately $348.3 million.

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

As of December 31, 2018, a 25 basis point increase in credit spreads would decrease our net book value by approximately $220.3 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $228.6 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow. As of December 31, 2017, a 25 basis point increase in credit spreads would have decreased our net book value by approximately $186.4 million, and a 25 basis point decrease in credit spreads would have increased our net book value by approximately $190.3 million.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of December 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2018	$257,387

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$278,453	$267,497	$248,045	$239,382
Change in estimated fair value:
Amount	$21,066	$10,110	$(9,342)	$(18,005)
%	8.2%	3.9%	(3.6)%	(7.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$276,045	$266,509	$248,675	$240,346
Change in estimated fair value:
Amount	$18,658	$9,122	$(8,712)	$(17,041)
%	7.2%	3.5%	(3.4)%	(6.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$259,354	$258,343	$256,322	$255,311
Change in estimated fair value:
Amount	$1,967	$956	$(1,065)	$(2,076)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$250,729	$254,028	$260,820	$264,317
Change in estimated fair value:
Amount	$(6,658)	$(3,359)	$3,433	$6,930
%	(2.6)%	(1.3)%	1.3%	2.7%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of December 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2018	$190,473

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$206,280	$197,961	$183,196	$176,621
Change in estimated fair value:
Amount	$15,807	$7,488	$(7,277)	$(13,852)
%	8.3%	3.9%	(3.8)%	(7.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$207,670	$198,685	$182,331	$174,884
Change in estimated fair value:
Amount	$17,197	$8,212	$(8,142)	$(15,589)
%	9.0%	4.3%	(4.3)%	(8.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$190,473	$190,473	$190,473	$190,473
Change in estimated fair value:
Amount	$—	$—	$—	$—
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$186,454	$188,338	$192,198	$194,175
Change in estimated fair value:
Amount	$(4,019)	$(2,135)	$1,725	$3,702
%	(2.1)%	(1.1)%	0.9%	1.9%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of December 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2018	$147,964

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$159,124	$153,315	$143,020	$138,442
Change in estimated fair value:
Amount	$11,160	$5,351	$(4,944)	$(9,522)
%	7.5%	3.6%	(3.3)%	(6.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$157,444	$152,606	$143,514	$139,250
Change in estimated fair value:
Amount	$9,480	$4,642	$(4,450)	$(8,714)
%	6.4%	3.1%	(3.0)%	(5.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$149,494	$148,703	$147,120	$146,328
Change in estimated fair value:
Amount	$1,530	$739	$(844)	$(1,636)
%	1.0%	0.5%	(0.6)%	(1.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$143,548	$145,731	$150,248	$152,585
Change in estimated fair value:
Amount	$(4,416)	$(2,233)	$2,284	$4,621
%	(3.0)%	(1.5)%	1.5%	3.1%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Fannie Mae and Freddie Mac MSRs, including mortgage servicing rights financing receivables, owned as of December 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2018	$2,940,786
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,167,638	$3,049,942	$2,839,400	$2,744,963
Change in estimated fair value:
Amount	$226,852	$109,156	$(101,386)	$(195,823)
%	7.7%	3.7%	(3.4)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,144,885	$3,040,255	$2,846,294	$2,756,416
Change in estimated fair value:
Amount	$204,099	$99,469	$(94,492)	$(184,370)
%	6.9%	3.4%	(3.2)%	(6.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,963,388	$2,952,100	$2,929,524	$2,918,235
Change in estimated fair value:
Amount	$22,602	$11,314	$(11,262)	$(22,551)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,881,857	$2,911,330	$2,970,290	$2,999,783
Change in estimated fair value:
Amount	$(58,929)	$(29,456)	$29,504	$58,997
%	(2.0)%	(1.0)%	1.0%	2.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivables, owned as of December 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2018	$1,232,832
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,354,182	$1,289,586	$1,177,422	$1,128,499
Change in estimated fair value:
Amount	$121,350	$56,754	$(55,410)	$(104,333)
%	9.8%	4.6%	(4.5)%	(8.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,316,003	$1,272,071	$1,192,275	$1,156,003
Change in estimated fair value:
Amount	$83,171	$39,239	$(40,557)	$(76,829)
%	6.7%	3.2%	(3.3)%	(6.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,296,796	$1,263,857	$1,197,956	$1,164,994
Change in estimated fair value:
Amount	$63,964	$31,025	$(34,876)	$(67,838)
%	5.2%	2.5%	(2.8)%	(5.5)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,224,419	$1,227,661	$1,234,139	$1,237,384
Change in estimated fair value:
Amount	$(8,413)	$(5,171)	$1,307	$4,552
%	(0.7)%	(0.4)%	0.1%	0.4%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of December 31, 2018 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2018	$354,986
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$384,713	$369,189	$341,953	$329,957
Change in estimated fair value:
Amount	$29,727	$14,203	$(13,033)	$(25,029)
%	8.4%	4.0%	(3.7)%	(7.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$391,742	$372,671	$338,568	$323,291
Change in estimated fair value:
Amount	$36,756	$17,685	$(16,418)	$(31,695)
%	10.4%	5.0%	(4.6)%	(8.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$361,763	$358,375	$351,598	$348,210
Change in estimated fair value:
Amount	$6,777	$3,389	$(3,388)	$(6,776)
%	1.9%	1.0%	(1.0)%	(1.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$344,355	$349,670	$360,314	$365,621
Change in estimated fair value:
Amount	$(10,631)	$(5,316)	$5,328	$10,635
%	(3.0)%	(1.5)%	1.5%	3.0%

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Residential Investment Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes of the Company and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2018	2017
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$447,860	$1,173,713
Excess mortgage servicing rights, equity method investees, at fair value	147,964	171,765
Mortgage servicing rights, at fair value	2,884,100	1,735,504
Mortgage servicing rights financing receivables, at fair value	1,644,504	598,728
Servicer advance investments, at fair value(A)	735,846	4,027,379
Real estate and other securities, available-for-sale	11,636,581	8,071,140
Residential mortgage loans, held-for-investment (includes $121,088 and $0 at fair value at December 31, 2018 and December 31, 2017, respectively)(A)	735,329	691,155
Residential mortgage loans, held-for-sale	932,480	1,725,534
Residential mortgage loans, held-for-sale, at fair value	2,808,529	—
Real estate owned	113,410	128,295
Residential mortgage loans subject to repurchase	121,602	—
Consumer loans, held-for-investment(A)	1,072,202	1,374,263
Consumer loans, equity method investees	38,294	51,412
Cash and cash equivalents(A)	251,058	295,798
Restricted cash	164,020	150,252
Servicer advances receivable	3,277,796	675,593
Trades receivable	3,925,198	1,030,850
Deferred tax asset, net	65,832	—
Other assets	688,408	312,181
	$31,691,013	$22,213,562

Liabilities and Equity

Liabilities
Repurchase agreements	$15,553,969	$8,662,139
Notes and bonds payable (includes $117,048 and $0 at fair value at December 31, 2018 and December 31, 2017, respectively)(A)	7,102,266	7,084,391
Trades payable	2,048,348	1,169,896
Residential mortgage loans repurchase liability	121,602	—
Due to affiliates	101,471	88,961
Dividends payable	184,552	153,681
Deferred tax liability, net	—	19,218
Accrued expenses and other liabilities(A)	490,510	239,114
	25,602,718	17,417,400

Commitments and Contingencies

Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 369,104,429 and 307,361,309 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	3,692	3,074
Additional paid-in capital	4,746,242	3,763,188
Retained earnings	830,713	559,476
Accumulated other comprehensive income (loss)	417,023	364,467
Total New Residential stockholders’ equity	5,997,670	4,690,205
Noncontrolling interests in equity of consolidated subsidiaries	90,625	105,957
Total Equity	6,088,295	4,796,162
	$31,691,013	$22,213,562

(A)
New Residential’s Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, Advance Purchaser LLC (the “Buyer”) (Note 6), the RPL Borrowers, Shellpoint Asset Funding Trust 2013-1 (“SAFT 2013-1”)

and the Shelter retail mortgage origination joint ventures (“Shelter JVs”) (Note 8) and the Consumer Loan SPVs (Note 9), which primarily hold investments in Servicer Advance Investments, residential mortgage loans and consumer loans, respectively, financed with notes and bonds payable. The balance sheets of the Buyer, the RPL Borrowers, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs are included in Notes 6, 8 and 9, respectively. The creditors of the Buyer, the RPL Borrowers, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer, the RPL Borrowers, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations. See Note 8 regarding deconsolidation of the RPL Borrowers during 2018.

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Interest income	$1,664,223	$1,519,679	$1,076,735
Interest expense	606,433	460,865	373,424
Net Interest Income	1,057,790	1,058,814	703,311

Impairment
Other-than-temporary impairment (OTTI) on securities	30,017	10,334	10,264
Valuation and loss provision (reversal) on loans and real estate owned	60,624	75,758	77,716
	90,641	86,092	87,980

Net interest income after impairment	967,149	972,722	615,331

Servicing revenue, net	528,595	424,349	118,169
Gain on sale of originated mortgage loans, net	89,017	—	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	(58,656)	4,322	(7,297)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	8,357	12,617	16,526
Change in fair value of investments in mortgage servicing rights financing receivables	31,550	66,394	—
Change in fair value of servicer advance investments	(89,332)	84,418	(7,768)
Change in fair value of investments in residential mortgage loans	73,515	—	—
Gain on consumer loans investment	—	—	9,943
Gain on remeasurement of consumer loans investment	—	—	71,250
Gain (loss) on settlement of investments, net	103,842	10,310	(48,800)
Earnings from investments in consumer loans, equity method investees	10,803	25,617	—
Other income (loss), net	(124,336)	4,108	28,483
	(44,257)	207,786	62,337

Operating Expenses
General and administrative expenses	231,579	67,159	38,570
Management fee to affiliate	62,594	55,634	41,610
Incentive compensation to affiliate	94,900	81,373	42,197
Loan servicing expense	43,547	52,330	44,001
Subservicing expense	176,784	166,081	7,832
	609,404	422,577	174,210

Income Before Income Taxes	931,100	1,182,280	621,627
Income tax (benefit) expense	(73,431)	167,628	38,911
Net Income	$1,004,531	$1,014,652	$582,716
Noncontrolling Interests in Income of Consolidated Subsidiaries	$40,564	$57,119	$78,263
Net Income Attributable to Common Stockholders	$963,967	$957,533	$504,453

Net Income Per Share of Common Stock
Basic	$2.82	$3.17	$2.12
Diluted	$2.81	$3.15	$2.12

Weighted Average Number of Shares of Common Stock Outstanding
Basic	341,268,923	302,238,065	238,122,665
Diluted	343,137,361	304,381,388	238,486,772

Dividends Declared per Share of Common Stock	$2.00	$1.98	$1.84
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2018	2017	2016
Comprehensive income (loss), net of tax
Net income	$1,004,531	$1,014,652	$582,716
Other comprehensive income (loss)
Net unrealized (loss) gain on securities	(7,397)	248,412	84,703
Reclassification of net realized (gain) loss on securities into earnings	59,953	(10,308)	37,724
	52,556	238,104	122,427
Total comprehensive income	$1,057,087	$1,252,756	$705,143
Comprehensive income attributable to noncontrolling interests	$40,564	$57,119	$78,263
Comprehensive income attributable to common stockholders	$1,016,523	$1,195,637	$626,880

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	230,471,202	$2,304	$2,640,893	$148,800	$3,936	$2,795,933	$190,647	$2,986,580
Dividends declared	—	—	—	(442,753)	—	(442,753)	—	(442,753)
SpringCastle Transaction (Note 9)	—	—	—	—	—	—	110,438	110,438
Capital distributions	—	—	—	—	—	—	(167,026)	(167,026)
Issuance of common stock	20,000,000	200	278,575	—	—	278,775	—	278,775
Option exercise	280,111	3	(3)	—	—	—	—	—
Director share grants	—	—	965	—	—	965	(4,245)	(3,280)
Modified retrospective adjustment for the adoption of ASU No. 2014-11	21,804	—	300	—	—	300	—	300
Comprehensive income (loss)
Net income (loss)	—	—	—	504,453	—	504,453	78,263	582,716
Net unrealized gain (loss) on securities	—	—	—	—	84,703	84,703	—	84,703
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	37,724	37,724	—	37,724
Total comprehensive income (loss)						626,880	78,263	705,143
Equity - December 31, 2016	250,773,117	$2,507	$2,920,730	$210,500	$126,363	$3,260,100	$208,077	$3,468,177
Dividends declared	—	—	—	(608,557)	—	(608,557)	—	(608,557)
Capital distributions	—	—	—	—	—	—	(84,196)	(84,196)
Issuance of common stock	56,545,787	566	833,963	—	—	834,529	—	834,529
Purchase of noncontrolling interests in the Buyer	—	—	9,183	—	—	9,183	(75,043)	(65,860)
Other dilution	—	—	(1,386)	—	—	(1,386)	—	(1,386)
Director share grants	42,405	1	698	—	—	699	—	699
Comprehensive income (loss)
Net income (loss)	—	—	—	957,533	—	957,533	57,119	1,014,652
Net unrealized gain (loss) on securities	—	—	—	—	248,412	248,412	—	248,412
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(10,308)	(10,308)	—	(10,308)
Total comprehensive income (loss)						1,195,637	57,119	1,252,756
Equity - December 31, 2017	307,361,309	$3,074	$3,763,188	$559,476	$364,467	$4,690,205	$105,957	$4,796,162
Dividends declared	—	—	—	(692,730)	—	(692,730)	—	(692,730)
Capital distributions	—	—	—	—	—	—	(64,559)	(64,559)
Issuance of common stock	57,991,659	580	981,482	—	—	982,062	—	982,062
Option exercise	3,694,228	37	(37)	—	—	—	—	—
Purchase of noncontrolling interests in the Buyer	—	—	653	—	—	653	8,663	9,316
Other dilution	—	—	(63)	—	—	(63)	—	(63)
Director share grants	57,233	1	1,019	—	—	1,020	—	1,020
Comprehensive income (loss)
Net income (loss)	—	—	—	963,967	—	963,967	40,564	1,004,531
Net unrealized gain (loss) on securities	—	—	—	—	(7,397)	(7,397)	—	(7,397)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	59,953	59,953	—	59,953
Total comprehensive income (loss)						1,016,523	40,564	1,057,087
Equity - December 31, 2018	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash Flows From Operating Activities
Net income	$1,004,531	$1,014,652	$582,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	58,656	(4,322)	7,297
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(8,357)	(12,617)	(16,526)
Change in fair value of investments in mortgage servicing rights financing receivables	(31,550)	(66,394)	—
Change in fair value of servicer advance investments	89,332	(84,418)	7,768
Change in fair value of residential mortgage loans, at fair value, and notes and bonds payable, at fair value	(72,624)	—	—
(Gain) / loss on remeasurement of consumer loans investment	—	—	(71,250)
(Gain) / loss on settlement of investments (net)	(103,842)	(10,310)	48,800
(Gain) / loss on sale of originated mortgage loans (net)	(89,017)	—	—
Earnings from investments consumer loans, equity method investees	(10,803)	(25,617)	—
Unrealized (gain) / loss on derivative instruments	113,558	2,190	(5,774)
Changes in fair value of contingent consideration	1,581	—	—
Unrealized (gain) / loss on other ABS	(10,283)	(2,883)	2,322
(Gain) / loss on transfer of loans to REO	(19,519)	(22,938)	(18,356)
(Gain) / loss on transfer of loans to other assets	1,977	(488)	(2,938)
(Gain) / loss on Excess MSR recapture agreements	(979)	(2,384)	(2,802)
(Gain) / loss on Ocwen common stock	10,860	(5,346)	—
Accretion and other amortization	(701,967)	(1,031,384)	(747,932)
Other-than-temporary impairment	30,017	10,334	10,264
Valuation and loss provision on loans and real estate owned	60,624	75,758	77,716
Non-cash portions of servicing revenue, net	191,245	67,672	(88,325)
Non-cash directors’ compensation	1,020	699	300
Deferred tax provision	(80,054)	168,518	34,846
Changes in:
Servicer advances receivable	381,400	(30,688)	(2,503)
Other assets	(193,681)	(32,174)	229,916
Due to affiliates	12,510	41,613	23,563
Accrued expenses and other liabilities	186,311	26,081	3,223
Other operating cash flows:
Interest received from excess mortgage servicing rights	45,947	79,612	152,589
Interest received from servicer advance investments	33,821	168,595	185,204
Interest received from Non-Agency RMBS	219,704	211,599	100,883
Interest received from residential mortgage loans, held-for-investment	8,962	8,021	2,815
Interest received from PCD consumer loans, held-for-investment	36,660	52,372	49,582
Distributions of earnings from excess mortgage servicing rights, equity method investees	11,059	13,668	22,046
Distributions of earnings from consumer loan equity method investees	6,176	6,240	—
Purchases of residential mortgage loans, held-for-sale	(5,767,172)	(5,135,700)	(1,196,018)
Origination of residential mortgage loans, held-for-sale	(3,385,868)	—	—
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	6,546,613	3,514,108	1,109,876
Principal repayments from purchased residential mortgage loans, held-for-sale	194,038	106,213	61,494
Net cash provided by (used in) operating activities	(1,229,114)	(899,718)	560,796

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash Flows From Investing Activities
Acquisition of investments in excess mortgage servicing rights	—	—	(2,146)
Acquisition of Shellpoint, net of cash acquired	(123,185)	—	—
SpringCastle Transaction (Note 9), net of cash acquired	—	—	(55,523)
Restricted cash acquired from SpringCastle Transaction	—	—	74,604
Purchase of servicer advance investments	(2,306,043)	(12,168,519)	(15,266,816)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(1,194,467)	(1,661,608)	(526,653)
Purchase of Agency RMBS	(10,200,299)	(9,165,868)	(6,812,258)
Purchase of Non-Agency RMBS	(2,969,308)	(2,570,753)	(2,577,625)
Purchase of residential mortgage loans	(85,778)	(609,627)	(191,081)
Purchase of derivatives	—	(2,350)	(8,292)
Purchase of real estate owned and other assets	(33,377)	(38,127)	(14,097)
Purchase of consumer loans	—	—	(176,107)
Purchase of investment in consumer loans, equity method investees	(308,050)	(470,344)	—
Purchase of commercial real estate, equity method investees	(75,000)	—	—
Draws on revolving consumer loans	(63,971)	(56,321)	(49,289)
Payments for settlement of derivatives	(172,152)	(164,025)	(84,587)
Return of investments in excess mortgage servicing rights	53,055	172,395	175,243
Return of investments in excess mortgage servicing rights, equity method investees	21,099	21,972	16,913
Return of investments in consumer loans, equity method investees	300,056	393,722	—
Principal repayments from servicer advance investments	2,421,334	13,820,019	17,158,395
Principal repayments from Agency RMBS	111,202	107,666	95,030
Principal repayments from Non-Agency RMBS	939,690	815,451	726,176
Principal repayments from residential mortgage loans	147,403	94,807	38,700
Proceeds from sale of residential mortgage loans	25,511	13,313	11,176
Principal repayments from consumer loans	311,222	401,403	301,876
Proceeds from sale of mortgage servicing rights	5,776	—	—
Proceeds from sale of mortgage servicing rights financing receivables	7,472	—	—
Proceeds from sale of excess mortgage servicing rights	19,064	13,505	—
Proceeds from sale of Agency RMBS	7,528,490	8,880,766	6,594,868
Proceeds from sale of Non-Agency RMBS	86,443	182,384	261,489
Proceeds from settlement of derivatives	242,422	126,319	55,851
Proceeds from sale of real estate owned	140,301	86,241	71,570
Net cash provided by (used in) investing activities	(5,171,090)	(1,777,579)	(182,583)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Financing Activities
Repayments of repurchase agreements	(93,214,286)	(54,289,124)	(29,866,052)
Margin deposits under repurchase agreements and derivatives	(1,934,868)	(1,056,408)	(487,072)
Repayments of notes and bonds payable	(9,892,659)	(8,971,523)	(10,843,732)
Payment of deferred financing fees	(12,498)	(6,610)	(37,908)
Common stock dividends paid	(661,859)	(570,232)	(433,414)
Borrowings under repurchase agreements	99,662,678	57,762,563	31,015,797
Return of margin deposits under repurchase agreements and derivatives	1,733,387	1,058,791	486,050
Borrowings under notes and bonds payable	9,770,909	8,057,720	9,719,242
Issuance of common stock	983,149	835,465	279,600
Costs related to issuance of common stock	(1,087)	(936)	(825)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(64,559)	(84,196)	(97,560)
Purchase of noncontrolling interests in the Buyer	925	(65,860)	(3,280)
Net cash provided by (used in) financing activities	6,369,232	2,669,650	(269,154)

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(30,972)	(7,647)	109,059

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	446,050	453,697	344,638

Cash, Cash Equivalents, and Restricted Cash, End of Period	$415,078	$446,050	$453,697

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$564,722	$442,287	$350,028
Cash paid during the period for income taxes	5,012	5,021	1,109

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$184,552	$153,681	$115,356
Purchase of Agency and Non-Agency RMBS, settled after year end	2,048,348	1,169,896	1,381,968
Sale of investments, primarily Agency RMBS, settled after year end	3,925,198	1,030,850	1,687,788
Transfer from residential mortgage loans to real estate owned and other assets	109,527	141,968	249,497
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	23,080	23,080	316,199
Non-cash distributions from Consumer Loan Companies	—	—	25
Non-cash distributions from LoanCo	25,739	44,587	—
Non-cash distributions to noncontrolling interest	—	—	69,466
MSR purchase price holdback	(697)	40,854	90,058
Shellpoint Acquisition purchase price holdback	8,173	—	—
Shellpoint Acquisition contingent consideration	39,300	—	—
Real estate securities retained from loan securitizations	900,491	403,270	165,782
Residential mortgage loans subject to repurchase	121,602	—	—
Remeasurement of Consumer Loan Companies noncontrolling interest	—	—	110,438
Ocwen transaction (Note 5) - excess mortgage servicing rights	638,567	71,982	—
Ocwen transaction (Note 5) - servicer advance investments	3,175,891	481,220	—
Ocwen transaction (Note 5) - mortgage servicing rights financing receivables, at fair value	1,017,993	64,450	—
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. The Manager also manages investment funds that until June 2018, indirectly owned a majority of the outstanding common stock of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) (together with its subsidiaries, “OneMain”), former managing member of the Consumer Loan Companies (Note 9). The Manager also manages investment funds that until August 2, 2018, indirectly owned approximately 40.5% of the outstanding interests in Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer. As of December 31, 2018, such ownership of the outstanding interests in Nationstar, through ownership of its parent, WMIH Corp., was 0.0%.

As of December 31, 2018, New Residential conducted its business through the following segments: (i) Servicing and Originations, (ii) Residential Securities and Loans, (iii) Consumer Loans and (iv) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of December 31, 2018. In addition, Fortress, through its affiliates, held options relating to approximately 6.9 million shares of New Residential’s common stock as of December 31, 2018.

Acquisition of Shellpoint Partners LLC

On November 29, 2017, NRM Acquisition LLC (the “Shellpoint Purchaser”), a Delaware limited liability company and a wholly owned subsidiary of New Residential, entered into a Securities Purchase Agreement (the “Shellpoint SPA”) to acquire Shellpoint Partners LLC, a Delaware limited liability company (“Shellpoint”).

On July 3, 2018, the Shellpoint Purchaser acquired 100% of the outstanding equity interests of Shellpoint for a cash purchase price of $212.3 million (the “Shellpoint Acquisition”). As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). The Shellpoint Earnout Payments are classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Shellpoint Acquisition. The contingent consideration will be subsequently measured at fair value on a quarterly basis with changes in fair value recorded in other income.

Shellpoint is a vertically integrated mortgage platform with established origination and servicing capabilities and provides New Residential with in-house servicing, asset origination and recapture capabilities. The results of Shellpoint’s operations have been included in the Company’s consolidated statements of income for the twelve months ended December 31, 2018 from the date of the acquisition and represent $177.4 million and $26.8 million of revenue and net income, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The acquisition date fair value of the consideration transferred includes $212.3 million in cash consideration, $39.3 million in contingent consideration and $173.9 million in effective settlement of preexisting relationships. The total consideration is summarized as follows:

Total Consideration	Amount
Cash Consideration	$212.3
Earnout Payment(A)	39.3
Effective Settlement of Preexisting Relationships(B)	173.9
Total Consideration	$425.5

(A)
The range of outcomes for this contingent consideration is from $0 to $60.0 million, dependent on the performance of Shellpoint. New Residential derived a fair value of the contingent consideration payment in three years of $39.3 million. This amount excludes contingent payments to the long-term employee incentive plans that require continuing employment and are recognized as compensation expense within General and Administrative expenses in the post-acquisition consolidated financial statements separate from New Residential’s acquisition of assets and assumption of liabilities in the business combination. As of December 31, 2018, the contingent consideration had a fair value of $40.8 million.

(B)
Represents the effective settlement of preexisting relationships between New Residential and Shellpoint including 1) MSR acquisitions, 2) a note payable and 3) operating accounts receivable and payable existing prior to the acquisition date. The effective settlement of these preexisting relationships had no impact to New Residential’s consolidated statements of income.

New Residential has performed an allocation of the total consideration of $425.5 million to Shellpoint’s assets and liabilities, as set forth below. The final amount and allocation of total consideration reflects certain measurement period adjustments identified during the fourth quarter of 2018, including the effect on earnings that would have been recorded during the third quarter of 2018 had the accounting been completed at the acquisition date. Such measurement period adjustments included 1) a decrease of $3.5 million in the amount of contingent consideration based upon finalization of the internal valuation 2) a decrease of $6.4 million to consideration transferred for the effective settlement of existing relationships 3) an increase of $14.1 million to the fair value of identifiable intangible assets based upon receipt of the final valuation report from a third-party valuation firm and 4) an increase of $0.3 million to other assets due to a decrease in the fair value discount on certain servicing advance receivables. These measurement period adjustments results in a corresponding decrease to goodwill in the amount of $24.3 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Total Consideration ($ in millions)	$425.5
Assets
Cash and cash equivalents	$79.2
Restricted cash	9.9
Residential mortgage loans, held-for-sale, at fair value	488.2
Mortgage servicing rights, at fair value(A)	286.6
Residential mortgage loans, held-for-investment, at fair value	125.3
Residential mortgage loans subject to repurchase	121.4
Intangible assets(B)	18.4
Other assets	81.5
Total Assets Acquired	$1,210.5

Liabilities
Repurchase agreements	$439.6
Notes and bonds payable	20.7
Mortgage-backed securities issued, at fair value	120.7
Residential mortgage loans repurchase liability	121.4
Excess spread financing, at fair value	48.3
Accrued expenses and other liabilities	50.6
Total Liabilities Assumed	$801.3

Noncontrolling Interest	$8.3

Net Assets	$400.9

Goodwill	$24.6

(A)	Includes $135.3 million of Ginnie Mae MSRs where New Residential acquired the rights to the economic value of the servicing rights from Shellpoint prior to the acquisition date.

(B)
Includes intangible assets in the form of mortgage origination and servicing licenses, internally developed software and a tradename. New Residential determined that mortgage origination and servicing licenses have an indefinite useful life and will be evaluated for impairment given no legal, regulatory, contractual, competitive or economic factors that would limit the useful life. Internally developed software and tradenames will be amortized over finite useful lives of five years and six months, respectively, based on the expected software development timeline and New Residential’s determination of the time to change a tradename with limited value.

The goodwill of $24.6 million primarily includes the synergies and benefits expected to result from combining operations with Shellpoint and adding in-house servicing, asset origination and recapture capabilities. The full amount of goodwill for tax purposes of $24.6 million is expected to be deductible. New Residential will assess the goodwill annually on October 1 and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred. Based on New Residential’s assessment performed, there were no indicators of impairment as of December 31, 2018.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Originations Revenue, which is comprised of 1) servicing revenue, net and 2) gain on sale of originated mortgage loans, net, and Income Before Income Taxes for the years ended December 31, 2018 and 2017 prepared as if the Shellpoint Acquisition had been consummated on January 1, 2017.

	December 31,
	2018	2017
Pro Forma
Servicing and Originations Revenue	$766,997	$749,031
Income Before Income Taxes	948,086	1,197,485

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

In July 2018, as a result of our acquisition of Shellpoint Partners LLC (“Shellpoint”), New Residential consolidates Shellpoint Asset Funding Trust 2013-1 (“SAFT 2013-1”) and the Shelter retail mortgage origination joint ventures (“Shelter JVs”).

A wholly owned subsidiary of Shellpoint, New Penn, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinate retained interests.

A wholly owned subsidiary of Shellpoint, Shelter Mortgage Company LLC (“Shelter”) is a mortgage originator specializing in retail origination. Shelter operates its business through a series of joint ventures and was deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
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

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6), Shelter (Note 8) and Consumer Loans (Note 9).

Risks and Uncertainties — In the normal course of business, New Residential encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying New Residential’s investments. New Residential believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information. Furthermore, for each of the periods presented, a significant portion of New Residential’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the loans underlying New Residential’s Excess MSRs, MSRs, MSR Financing Receivables, Servicer Advance Investments, Non-Agency RMBS and loans. If a servicer is terminated, New Residential’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

Investments in MSR Financing Receivables — In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs; however, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through change in fair value of investments in mortgage servicing rights financing receivables in the Consolidated Statements of Income.

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

Investments in Real Estate and Other Securities — Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security. For securities acquired at a discount for credit quality (i.e., where it is probable at acquisition that New Residential will not collect all contractually required interest and principal repayments), the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference). For these securities, the excess of expected cash flows over the carrying value (accretable yield) is recognized as interest income on an effective yield basis.

Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. Deferred fees and costs, if any, are recognized as an adjustment to the interest income over the terms of the securities using the interest method. Upon settlement of securities, the specific identification method is used to determine the excess (or deficiency) of net proceeds over the net carrying value of such security recognized as a realized gain (or loss) in the period of settlement.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Residential mortgage loans, held-for-sale, at fair value are originated or acquired loans for which New Residential has elected to account for at fair value. Accordingly, we estimate the fair value of the residential mortgage loans, held-for-sale, at fair value at each reporting date and reflect the change in the fair value in the Consolidated Statements of Income.

For originated residential mortgage loans measured at fair value, we report the change in the fair value within gain on sale of originated mortgage loans, net in the consolidated statements of income. Fair value is generally determined using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

For acquired residential mortgage loans measured at fair value, we report the change in the fair value within change in fair value of investments in residential mortgage loans in the consolidated statements of income. Fair value is generally determined by discounting the expected future cash flows using inputs such as default rates, prepayment speeds and discount rates.

Interest earned on residential mortgage loans measured at fair value are reported in other income.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

Accretion and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Accretion of servicer advances receivable discount and servicer advance investments	$214,876	$542,983	$364,350
Accretion of excess mortgage servicing rights income	44,440	103,053	150,141
Accretion of net discount on securities and loans(A)	452,500	398,213	253,243
Amortization of deferred financing costs	(7,795)	(12,076)	(18,326)
Amortization of discount on notes and bonds payable	(2,054)	(789)	(1,476)
	$701,967	$1,031,384	$747,932

(A)    Includes accretion of the accretable yield on PCD loans.

Other Income (Loss), Net — This item is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Unrealized gain (loss) on derivative instruments	$(113,558)	$(2,190)	$5,774
Unrealized gain (loss) on other ABS	10,283	2,883	(2,322)
Unrealized gain (loss) on notes and bonds payable	(684)	—	—
Unrealized gain (loss) on contingent consideration	(1,581)	—	—
Gain (loss) on transfer of loans to REO	19,519	22,938	18,356
Gain (loss) on transfer of loans to other assets	(1,977)	488	2,938
Gain (loss) on Excess MSR recapture agreements	979	2,384	2,802
Gain (loss) on Ocwen common stock	(10,860)	5,346	—
Other income (loss)	(26,457)	(27,741)	935
	$(124,336)	$4,108	$28,483

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Gain (Loss) on Settlement of Investments, Net — This item is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Gain (loss) on sale of real estate securities, net	$(29,936)	$20,642	$(27,460)
Gain (loss) on sale of acquired residential mortgage loans, net	(7,677)	39,731	12,142
Gain (loss) on settlement of derivatives	54,867	(39,214)	(27,491)
Gain (loss) on liquidated residential mortgage loans	5,023	(10,201)	(1,810)
Gain (loss) on sale of REO	(12,424)	(9,215)	4,690
Gains reclassified from change in fair value of investments in excess MSRs and servicer advance investments	113,002	11,320	—
Other gains (losses)	(19,013)	(2,753)	(8,871)
	$103,842	$10,310	$(48,800)

EXPENSE RECOGNITION

Interest Expense — New Residential finances certain investments using floating rate repurchase agreements and loans. Interest is expensed as incurred.

General and Administrative Expenses, Loan Servicing Expense and Subservicing Expense — General and administrative expense primarily include employee compensation, legal fees, audit fees, insurance premiums, and other costs, as well as loan servicing and subservicing expenses, and are expensed as incurred. General and Administrative Expenses is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Compensation and benefits expense	$109,870	$—	$663
Legal and professional expense	45,234	40,182	23,983
Loan origination expense	16,050	—	—
Occupancy expense	8,868	—	—
Other(A)	51,557	26,977	13,924
	$231,579	$67,159	$38,570

(A)    Represents miscellaneous general and administrative expenses.

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

The Company recognizes MSRs created through the sale of loans it originates. Under the accounting guidance for transfers and servicing, the Company initially measures a mortgage servicing asset that qualifies for separate recognition at fair value on the date of transfer.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

Loans which New Residential does not have the intent or the ability to hold into the foreseeable future are considered held-for-sale and are either carried at (i) the lower of their amortized cost basis or fair value or (ii) fair value where elected. New Residential discontinues the accretion of discounts or amortization of premiums on loans if they are reclassified from held-for-investment to held-for-sale.

Mortgage Loan Repurchases — New Penn, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and New Penn retains the right to service the underlying residential mortgage loans. As the servicer, New Penn, holds an option to repurchase delinquent loans from the securitization at its discretion (the “Ginnie Mae Buy-Back Option”). In accordance with the accounting guidance in ASC 860, New Penn recognizes any delinquent loans subject to the Ginnie Mae Buy-Back Option and an offsetting repurchase liability on its balance sheet regardless of whether New Penn executes its option to repurchase.

Cash and Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. As of December 31, 2018 and 2017, New Residential held: (i) $60.0 million and $62.4 million, respectively, of restricted cash related to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, (ii) $1.9 million and $9.9 million, respectively, of restricted cash related to financing requirements of the corporate notes secured by Excess MSRs (Note 11), (iii) $4.1 million and $3.3 million, respectively, of restricted cash related to Ginnie Mae Excess MSRs, (iv) $37.6 million and $46.1 million, respectively, of restricted cash related to the financing of consumer loans, and (v) $60.4 million and $28.6 million, respectively, of restricted cash related to MSRs.

Derivatives — New Residential has entered into various economic hedges, as further described in Note 10, that are marked to fair value on a periodic basis through “—Other Income.”

Income Taxes — New Residential operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended. Requirements for qualification as a REIT include various restrictions on ownership of New Residential’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders (subject to certain adjustments). Distributions may extend until timely filing of New Residential’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

New Residential recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations.

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2018	2017		2018	2017
Margin receivable, net(A)	$145,857	$53,150	Interest payable	$49,352	$28,821
Other receivables	23,723	10,635	Accounts payable	75,591	73,017
Principal and interest receivable	76,015	48,373	Derivative liabilities (Note 10)	29,389	697
Receivable from government agency(B)	20,795	41,429	Due to servicers	95,419	24,571
Call rights	290	327	MSRs purchase price holdback	100,593	101,290
Derivative assets (Note 10)	10,893	2,423	Excess spread financing, at fair value	39,304	—
Servicing fee receivables	105,563	60,520	Contingent Consideration	40,842	—
Ginnie Mae EBO servicer advances receivable, net(C)	2,750	8,916	Reserve for sales recourse	5,880	—
Due from servicers	95,261	38,601	Other liabilities	54,140	10,718
Goodwill	24,645	—		$490,510	$239,114
Intangible assets	18,708	—
Ocwen common stock, at fair value	7,778	19,259
Prepaid expenses	29,165	7,308
Equity investment(D)	74,323	—
Other assets	52,642	21,240
	$688,408	$312,181

(A)	Represents collateral posted primarily as a result of changes in fair value of our 1) real estate securities securing our repurchase agreements and 2) derivative instruments.

(B)
Represents claims receivable from the FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(C)	Represents an HLSS (Note 1) loan to a counterparty collateralized by servicer advances on Ginnie Mae EBO loans.

(D)	Represents an indirect equity investment in a commercial redevelopment project. The investment is accounted for at fair value based on the net asset value (“NAV”) of New Residential’s investment.

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

Goodwill — As a result of the Shellpoint Acquisition, New Residential recorded goodwill for the consideration transferred in excess of the fair value of the net identifiable assets acquired. New Residential performs an annual assessment of goodwill on October 1 and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred.

Intangible Assets — As a result of the Shellpoint Acquisition, New Residential identified intangible assets in the form of licenses and tradename. New Residential recorded the intangible assets at fair value at the acquisition date and will amortize the value of the tradename into expense over the expected useful life. The licenses were deemed to have an indefinite useful life and will be

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

evaluated for impairment on a quarterly basis and the fair value will be assessed annually and in interim periods if indicators of impairment exist.

Repurchase Agreements and Notes and Bonds Payable — New Residential’s repurchase agreements are generally short-term debt that expire within one year. Such agreements and notes and bonds payable are carried at their contractual amounts, as specified by each repurchase or financing agreement, and generally treated as collateralized financing transactions.

Mortgage Origination Reserves — New Penn, a wholly owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, New Penn makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, New Penn generally has an obligation to cure the breach. If New Penn is unable to cure the breach, the purchaser may require New Penn to repurchase the loan. New Residential records a reserve for sales recourse at the time of sale to cover all potential recourse obligations based on the outstanding balance of mortgage loans subject to recourse as well as historical and estimated future loss rates. New Residential evaluates the ongoing adequacy of the reserve based on actual experience and changing circumstances, making adjustments to the reserve as deemed necessary.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In effect, companies are required to exercise further judgment and make more estimates prospectively. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 was effective for New Residential in the first quarter of 2018. New Residential has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC No. 606. For income from servicing residential mortgage loans, New Residential considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC No. 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC No. 606 contains a scope exception for contracts that fall under ASC No. 860. In addition, NRM determined that ancillary income generated from services for mortgage loans and REO properties represent servicing fees due to a servicer, through contractual terms, that would no longer be received by a servicer if the owners of the serviced loans were to exercise their authority to shift the servicing to another servicer and, therefore, similarly fall under ASC No. 860. Finally, New Residential determined that fee income on residential mortgage loan originations is outside the scope of ASC No. 606 as it continues to be accounted for in accordance with ASC No. 948. As a result, the adoption of ASU No. 2014-09 did not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 was effective for New Residential in the first quarter of 2018. The adoption of ASU No. 2016-01 resulted in the fair valuation of an equity investment on its consolidated balance sheet where New Residential did not have significant influence on its consolidated balance sheet and did not have a material impact on its consolidated statement of income.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02 is effective for New Residential in the first quarter of 2019. Early adoption is permitted upon issuance. An entity should apply ASU No. 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. The adoption of ASU No. 2016-02 did not have a material impact on the consolidated financial statements, and the amount of New Residential future lease commitments has been deemed as immaterial (see Note 14 for details).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU No. 2016-13 is effective for New Residential in the first quarter of 2020, and early adoption was permitted beginning in 2019. An entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. The standard requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 was effective for New Residential in the first quarter of 2018. The adoption of ASU No. 2016-16 did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 805). The standard simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. Under the new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. ASU No. 2017-04 is effective for New Residential in the first quarter of 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 is not expected to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard: (i) adds incremental requirements for entities to disclose (a) the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy, (b) the range and weighted average used to develop significant unobservable inputs and (c) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy and (ii) eliminates disclosure requirements for (a) transfers between Level 1 and Level 2 and (b) valuation processes for Level 3 fair value measurements. ASU No. 2018-13 is effective for New Residential in the first quarter of 2020 and early adoption is permitted for interim or annual periods beginning with the third quarter of 2018. The adoption of ASU No. 2018-13 is not expected to have a material impact on its consolidated financial statements.

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

During the third quarter of 2018, New Residential changed the composition of its reportable segments primarily to reflect the (i) aggregation of the similar MSR, Excess MSR and Servicer Advance segments as the new Servicing and Originations segment and (ii) incorporation of the Shellpoint Acquisition. Segment information for prior periods has been reclassified to reflect this change.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2018
Interest income	$723,965	$573,539	$158,892	$206,321	$1,506	$1,664,223
Interest expense	242,345	240,615	80,910	42,563	—	606,433
Net interest income	481,620	332,924	77,982	163,758	1,506	1,057,790
Impairment	—	30,017	12,061	48,563	—	90,641
Servicing revenue, net	528,595	—	—	—	—	528,595
Gain on sale of originated mortgage loans, net	89,017	—	—	—	—	89,017
Other income (loss)	12,654	(72,926)	16,456	9,965	(10,406)	(44,257)
Operating expenses	360,889	1,554	32,424	35,230	179,307	609,404
Income (Loss) Before Income Taxes	750,997	228,427	49,953	89,930	(188,207)	931,100
Income tax (benefit) expense	(8,364)	—	(65,279)	212	—	(73,431)
Net Income (Loss)	$759,361	$228,427	$115,232	$89,718	$(188,207)	$1,004,531
Noncontrolling interests in income (loss) of consolidated subsidiaries	$3,577	$—	$—	$36,987	$—	$40,564
Net income (loss) attributable to common stockholders	$755,784	$228,427	$115,232	$52,731	$(188,207)	$963,967

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2018
Investments	$6,738,923	$11,636,581	$3,832,701	$1,110,496	$—	$23,318,701
Cash and cash equivalents	236,871	49	927	8,279	4,932	251,058
Restricted cash	126,401	—	—	37,619	—	164,020
Other assets	3,510,192	4,080,202	131,282	64,802	146,111	7,932,589
Goodwill	24,645	—	—	—	—	24,645
Total assets	$10,637,032	$15,716,832	$3,964,910	$1,221,196	$151,043	$31,691,013
Debt	$6,815,112	$11,615,364	$3,191,859	$1,033,900	$—	$22,656,235
Other liabilities	520,215	2,111,868	8,916	13,572	291,912	2,946,483
Total liabilities	7,335,327	13,727,232	3,200,775	1,047,472	291,912	25,602,718
Total equity	3,301,705	1,989,600	764,135	173,724	(140,869)	6,088,295
Noncontrolling interests in equity of consolidated subsidiaries	60,064	—	—	30,561	—	90,625
Total New Residential stockholders’ equity	$3,241,641	$1,989,600	$764,135	$143,163	$(140,869)	$5,997,670
Investments in equity method investees	$147,964	$—	$—	$38,294	$—	$186,258

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2017
Interest income	$713,413	$431,706	$110,087	$263,844	$629	$1,519,679
Interest expense	233,587	122,997	51,473	52,808	—	460,865
Net interest income (expense)	479,826	308,709	58,614	211,036	629	1,058,814
Impairment	—	10,334	12,593	63,165	—	86,092
Servicing revenue, net	424,349	—	—	—	—	424,349
Gain on sale of originated mortgage loans, net	—	—	—	—	—	—
Other income (loss)	174,561	(16,371)	16,175	28,075	5,346	207,786
Operating expenses	186,330	1,471	31,529	43,552	159,695	422,577
Income (Loss) Before Income Taxes	892,406	280,533	30,667	132,394	(153,720)	1,182,280
Income tax (benefit) expense	166,186	—	1,272	170	—	167,628
Net Income (Loss)	$726,220	$280,533	$29,395	$132,224	$(153,720)	$1,014,652
Noncontrolling interests in income (loss) of consolidated subsidiaries	$11,227	$—	$—	$45,892	$—	$57,119
Net income (loss) attributable to common stockholders	$714,993	$280,533	$29,395	$86,332	$(153,720)	$957,533

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2017
Investments	$7,707,089	$8,071,140	$2,544,984	$1,425,675	$—	$19,748,888
Cash and cash equivalents	183,306	38,728	15,483	40,687	17,594	295,798
Restricted cash	104,123	—	—	46,129	—	150,252
Other assets	747,997	1,098,921	113,035	28,621	30,050	2,018,624
Goodwill	—	—	—	—	—	—
Total assets	$8,742,515	$9,208,789	$2,673,502	$1,541,112	$47,644	$22,213,562
Debt	$5,771,369	$6,534,300	$2,108,007	$1,332,854	$—	$15,746,530
Other liabilities	189,840	1,200,905	23,917	6,596	249,612	1,670,870
Total liabilities	5,961,209	7,735,205	2,131,924	1,339,450	249,612	17,417,400
Total equity	2,781,306	1,473,584	541,578	201,662	(201,968)	4,796,162
Noncontrolling interests in equity of consolidated subsidiaries	71,491	—	—	34,466	—	105,957
Total New Residential stockholders’ equity	$2,709,815	$1,473,584	$541,578	$167,196	$(201,968)	$4,690,205
Investments in equity method investees	$171,765	$—	$—	$51,412	$—	$223,177

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2016
Interest income	$519,950	$265,862	$56,249	$232,750	$1,924	$1,076,735
Interest expense	244,039	49,283	25,675	54,427	—	373,424
Net interest income (expense)	275,911	216,579	30,574	178,323	1,924	703,311
Impairment	—	10,264	23,870	53,846	—	87,980
Servicing revenue, net	118,169	—	—	—	—	118,169
Gain on sale of originated mortgage loans, net	—	—	—	—	—	—
Other income (loss)	6,774	(47,747)	26,779	76,518	13	62,337
Operating expenses	15,676	1,480	14,961	39,466	102,627	174,210
Income (Loss) Before Income Taxes	385,178	157,088	18,522	161,529	(100,690)	621,627
Income tax (benefit) expense	36,719	—	2,117	75	—	38,911
Net Income (Loss)	$348,459	$157,088	$16,405	$161,454	$(100,690)	$582,716
Noncontrolling interests in income of consolidated subsidiaries	$40,136	$—	$—	$38,127	$—	$78,263
Net income (loss) attributable to common stockholders	$308,323	$157,088	$16,405	$123,327	$(100,690)	$504,453

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2016	$611,293	$3,935	$784,227	$1,399,455
Purchases	—	—	(71,982)	(71,982)
Interest income	—	—	—	—
Other income	46,393	(191)	56,851	103,053
Proceeds from repayments	2,384	—	1,993	4,377
Proceeds from sales	(120,485)	(1,400)	(130,122)	(252,007)
Change in fair value	(13,505)	—	—	(13,505)
Ocwen Transaction (Note 5)	6,153	569	(2,400)	4,322
Balance as of December 31, 2017	532,233	2,913	638,567	1,173,713
Purchases	—	—	—	—
Interest income	44,386	54	—	44,440
Other income	6,444	—	40,417	46,861
Proceeds from repayments	(100,215)	(632)	(26,946)	(127,793)
Proceeds from sales	(19,084)	—	—	(19,084)
Change in fair value	(18,436)	197	(40,417)	(58,656)
Ocwen Transaction (Note 5)	—	—	(611,621)	(611,621)
Balance as of December 31, 2018	$445,328	$2,532	$—	$447,860

(A)	Specialized Loan Servicing LLC (“SLS”).

(B)
Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), services the loans underlying the Excess MSRs and Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

In January 2018, New Residential entered into the new Ocwen Agreements as described in Note 5. Subsequent to the New Ocwen Agreements, the Excess MSRs serviced by Ocwen became reclassified, as described in Note 5.

Nationstar, SLS, or Ocwen, as applicable, perform all of the servicing and advancing functions, and retain the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	December 31, 2018
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$52,368,290	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.6	$203,675	$226,452
Recapture Agreements	—	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	12.8	15,122	30,935
	52,368,290				6.1	218,797	257,387

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$54,058,073	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.8	$138,314	$172,712
Recapture Agreements	—	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	12.8	4,216	17,761
	54,058,073				6.0	142,530	190,473
Total	$106,426,363				6.1	$361,327	$447,860

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

	December 31, 2017
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$63,839,281	32.5% - 66.7% (53.5%)	0.0% - 40.0%	20.0% - 35.0%	5.8	$249,003	$280,033
Recapture Agreements	—	32.5% - 66.7% (53.5%)	0.0% - 40.0%	20.0% - 35.0%	11.4	18,944	44,603
	63,839,281				6.2	267,947	324,636

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$64,146,430	33.3% - 100.0% (59.6%)	0.0% - 50.0%	0.0% - 33.3%	5.4	$154,938	$190,696
Recapture Agreements	—	33.3% - 100.0% (59.6%)	0.0% - 50.0%	0.0% - 33.3%	11.3	7,489	19,814
Ocwen Serviced Pools	89,135,588	100.0%	—%	—%	6.5	598,149	638,567
	153,282,018				6.4	760,576	849,077
Total	$217,121,299				6.4	$1,028,523	$1,173,713

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
New Residential also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of December 31, 2018 and 2017 (Note 6) on $40.1 billion and $139.5 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Original and Recaptured Pools	$(50,030)	$(5,630)	$(11,221)
Recapture Agreements	(8,626)	9,952	3,924
	$(58,656)	$4,322	$(7,297)

As of December 31, 2018 and 2017, weighted average discount rates of 8.8% and 8.9%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	December 31,
	2018	2017
Excess MSR assets	$269,203	$321,197
Other assets	27,411	22,333
Other liabilities	(687)	—
Equity	$295,927	$343,530
New Residential’s investment	$147,964	$171,765

New Residential’s ownership	50.0%	50.0%

	Year Ended December 31,
	2018	2017	2016
Interest income	$26,363	$27,450	$36,502
Other income (loss)	(9,649)	(2,149)	(3,359)
Expenses	—	(68)	(91)
Net income	$16,714	$25,233	$33,052

New Residential’s investments in equity method investees changed during the years ended December 31, 2018 and 2017 as follows:

	2018	2017
Balance at beginning of period	$171,765	$194,788
Contributions to equity method investees	—	—
Distributions of earnings from equity method investees	(11,059)	(13,668)
Distributions of capital from equity method investees	(21,099)	(21,972)
Change in fair value of investments in equity method investees	8,357	12,617
Balance at end of period	$147,964	$171,765

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	December 31, 2018
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$41,707,963	66.7%	50.0%	$178,560	$228,779	5.5
Recapture Agreements	—	66.7%	50.0%	19,701	40,424	12.7
Total	$41,707,963			$198,261	$269,203	6.2

	December 31, 2017
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$50,501,054	66.7%	50.0%	$209,924	$271,785	5.7
Recapture Agreements	—	66.7%	50.0%	23,571	49,412	11.4
	$50,501,054			$233,495	$321,197	6.3

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
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

See Note 11 regarding the financing of Excess MSRs.

5. INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MORTGAGE SERVICING RIGHTS FINANCING RECEIVABLES

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed or otherwise eligible mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the FHA to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with some of the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Consolidated Statements of Income. As of December 31, 2018, these subservicers include Nationstar, Ocwen, Ditech Financial LLC (“Ditech,” a subsidiary of Ditech Holding Corporation), PHH Corporation (together with its subsidiaries, including PHH Mortgage Corporation, “PHH”), LoanCare, LLC (“LoanCare”), and Flagstar Bank, FSB (“Flagstar”), which subservice 24.4%, 22.7%, 20.9%, 10.9%, 1.6%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables).

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by Ditech, Flagstar, and Nationstar. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech, Flagstar, or Nationstar of a loan in the original portfolios.

Shellpoint

On November 29, 2017, concurrently with the Shellpoint Purchaser’s entry into the Shellpoint SPA with Shellpoint, NRM entered into (i) a Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights (the “Shellpoint MSR Purchase Agreement”) with New Penn, a Delaware limited liability company and a wholly owned subsidiary of Shellpoint, pursuant to which NRM has agreed to purchase from New Penn the mortgage servicing rights relating to a portfolio of Fannie Mae and Freddie Mac mortgage loans having an aggregate UPB of approximately $7.8 billion for a purchase price of approximately $81.0 million (the “Shellpoint MSR Purchase”), which closed on January 16, 2018, and (ii) a Subservicing Agreement (the “Shellpoint Subservicing Agreement”) with New Penn, pursuant to which New Penn has agreed to subservice Fannie Mae and Freddie Mac mortgage loans for which NRM has acquired the right to service such loans. Under the Shellpoint Subservicing Agreement, New Penn is entitled to certain monthly and other servicing compensation, and both NRM and New Penn may terminate the Shellpoint Subservicing Agreement, subject to certain specified terms, notice periods and other requirements.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

New Penn, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and New Penn retains the right to service the underlying residential mortgage loans. As the servicer, New Penn, holds the Ginnie Mae Buy-Back Option to repurchase delinquent loans from the securitization at its discretion. In accordance with the accounting guidance in ASC No. 860, New Penn recognizes any delinquent loans subject to the Ginnie Mae Buy-Back Option and an offsetting repurchase liability on its balance sheet regardless of whether New Penn executes its option to repurchase. As of December 31, 2018, New Residential holds approximately $121.6 million in Residential mortgage loans subject to repurchase and Residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

During the year ended December 31, 2018, New Residential, through its wholly owned subsidiaries, completed the following MSR acquisitions accounted for as Mortgage Servicing Rights:

Date of Acquisition	Collateral Type(A)	UPB (in billions)	Purchase Price (in millions)
January 16, 2018	Agency	$11.5	$101.5
January 16, 2018	Agency	7.8	81.0
February 28, 2018	Agency	3.3	33.5
March 28, 2018	Agency & Ginnie Mae	8.1	96.6
May 1, 2018	Ginnie Mae	4.6	36.2
May 25, 2018	Agency	2.1	26.3
May 31, 2018	Agency & Ginnie Mae	6.1	79.9
June 1, 2018	Ginnie Mae	0.5	6.1
June 4, 2018	Agency	2.1	19.3
June 28, 2018	Ginnie Mae	4.7	66.5
August 31, 2018	Agency & Ginnie Mae	18.5	220.5
September 28, 2018	Agency	1.1	13.6
September 28, 2018	Agency	10.1	126.4
November 8, 2018	Ginnie Mae	0.1	1.5
December 31, 2018	Agency & Ginnie Mae	7.0	81.4
December 31, 2018	Agency	9.8	135.7
Various(B)	Agency	5.6	60.0
Total		$103.0	$1,186.0

(A)	“Agency” represents Fannie Mae and Freddie Mac MSRs.

(B)	Represents Flow MSR acquisitions primarily from Ditech and Shellpoint for the year ended December 31, 2018.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Servicing fee revenue	$589,546	$412,971	$29,168
Ancillary and other fees	130,294	79,050	676
Servicing fee revenue and fees	719,840	492,021	29,844
Amortization of servicing rights(A)	(256,915)	(223,167)	(15,354)
Change in valuation inputs and assumptions(B) (C)	68,587	155,495	103,679
(Gain)/loss on sales(D)	(2,917)	—	—
Servicing revenue, net	$528,595	$424,349	$118,169

(A)	Includes $1.2 million, $0.0 million and $0.0 million of amortization to Excess spread financing for the years ended December 31, 2018, 2017, and 2016, respectively.

(B)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(C)	Includes $7.4 million, $0.0 million and $0.0 million of fair value adjustment to Excess spread financing for the years ended December 31, 2018, 2017, and 2016, respectively.

(D)	Represents the realization of unrealized gain/(loss) as a result of sales.

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2016	$659,483
Purchases	1,143,693
Amortization of servicing rights(A)	(223,167)
Change in valuation inputs and assumptions(B)	155,495
Balance as of December 31, 2017	$1,735,504
Purchases	1,042,933
Transfer In(C)	124,652
Shellpoint Acquisition(D) (E)	151,312
Originations(F)	35,311
Proceeds from sales	(5,776)
Amortization of servicing rights(A)	(258,068)
Change in valuation inputs and assumptions(B)	61,149
(Gain)/loss on sales(G)	(2,917)
Balance as of December 31, 2018	$2,884,100

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(B)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(C)	Represents Ginnie Mae MSRs previously accounted for as Mortgage Servicing Rights Financing Receivable.

(D)	Represents MSRs acquired through New Residential’s acquisition of Shellpoint Partners LLC.

(E)
Includes $48.3 million of MSRs legally sold by New Penn treated as a secured borrowing as it did not meet the criteria for sale treatment. New Residential elected to record the excess spread financing liability at fair value pursuant to the fair value option.

(F)	Represents MSRs retained on the sale of originated mortgage loans.

(G)	Represents the realization of unrealized gain/(loss) as a result of sales.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in MSRs as of December 31, 2018 and 2017:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
2018
Agency(C)	$226,295,778	6.4	$2,189,039	$2,506,676
Non-Agency	2,143,212	6.6	19,982	22,438
Ginnie Mae	30,023,713	7.4	357,673	354,986
Total	$258,462,703	6.5	$2,566,694	$2,884,100
2017
Agency	$172,392,496	6.3	$1,476,330	$1,735,504
Non-Agency	61,654	5.6	—	—
Total	$172,454,150	6.3	$1,476,330	$1,735,504

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of December 31, 2018 and 2017, weighted average discount rates of 8.7% and 9.1%, respectively, were used to value New Residential’s investments in MSRs.

(C)	Represents Fannie Mae and Freddie Mac MSRs.

Mortgage Servicing Rights Financing Receivable

In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs; however, New Residential has determined that each purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through change in fair value of investments in mortgage servicing rights financing receivables in the Consolidated Statements of Income.

PHH Transaction

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

Ocwen Transaction

As of December 31, 2018, MSRs representing approximately $36.1 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction, including $20.6 billion transferred to New Penn during the fourth quarter of 2018. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (described below). Through December 31, 2018, $334.2 million of related lump sum payments have been made by New Residential to Ocwen. Upon such transfer, or subsequent to the New Ocwen Agreements (described below), any interests already held by New Residential are reclassified (from Excess MSRs or Servicer Advance Investments) to become part of the basis of the MSR financing receivables or servicer advances receivable, as appropriate, held by NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

In July 2017, New Residential and Ocwen entered into the Ocwen Transaction. While New Residential continues the process of obtaining the third party consents necessary to transfer the related MSRs to New Residential’s subsidiary, NRM, Ocwen and New Residential have entered into new agreements, which have accelerated the implementation of certain parts of the Ocwen Transaction in order to achieve its intent sooner. These new agreements are described in further detail below.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

Interest income from investments in mortgage servicing rights financing receivables was comprised of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Servicing fee revenue	$705,812	$94,945
Ancillary and other fees	146,829	17,313
Less: subservicing expense	(251,184)	(33,686)
Interest income, investments in mortgage servicing rights financing receivables	$601,457	$78,572

Change in fair value of investments in mortgage servicing rights financing receivables was comprised of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Amortization of servicing rights	$(197,703)	$(43,190)
Change in valuation inputs and assumptions(A)	230,036	109,584
(Gain)/loss on sales(B)	(783)	—
Change in fair value of investments in mortgage servicing rights financing receivables	$31,550	$66,394

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(B)	Represents the realization of unrealized gain/(loss) as a result of sales.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivables:

Balance as of December 31, 2016	$—
Purchases	467,884
Ocwen Transaction	64,450
Amortization of servicing rights(A)	(43,190)
Change in valuation inputs and assumptions(B)	109,584
Balance as of December 31, 2017	$598,728
Purchases	128,357
Transfer Out(C)	(124,652)
New Ocwen Agreements	1,017,993
Proceeds from sales	(7,472)
Amortization of servicing rights(A)	(197,703)
Change in valuation inputs and assumptions(B)	230,036
(Gain)/loss on sales(D)	(783)
Balance as of December 31, 2018	$1,644,504

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(B)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(C)	Represents Ginnie Mae MSRs owned by New Penn accounted for as Mortgage Servicing Rights as a result of the Shellpoint Acquisition.

(D)	Represents the realization of unrealized gain/(loss) as a result of sales.

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivables:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
December 31, 2018
Agency	$42,265,547	5.9	$366,946	$434,110
Non-Agency	88,251,018	7.2	936,792	1,210,394
Total	$130,516,565	6.8	$1,303,738	$1,644,504
December 31, 2017
Agency	$49,498,415	5.9	$428,657	$476,206
Non-Agency	14,846,478	5.6	60,487	122,522
Total	$64,344,893	5.8	$489,144	$598,728

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Carrying Value represents fair value. As of December 31, 2018 and 2017, weighted average discount rates of 10.3% and 9.4%, respectively, were used to value New Residential’s investments in mortgage servicing rights financing receivables.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2018	December 31, 2017
California	21.7%	19.0%
New York	7.8%	6.3%
Florida	6.9%	6.0%
Texas	5.3%	5.7%
New Jersey	5.0%	5.2%
Illinois	3.7%	4.1%
Massachusetts	3.5%	3.8%
Maryland	3.4%	2.8%
Pennsylvania	3.1%	3.3%
Virginia	3.1%	3.1%
Other U.S.	36.5%	40.7%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Mortgage Subservicing

New Penn performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s consolidated balance sheets. The UPB of residential mortgage loans subserviced for others as of December 31, 2018 was $47.3 billion and subservicing revenue of $61.3 million is included within servicing revenue, net in the Consolidated Statements of Income.

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

The following types of advances are included in the Servicer Advances Receivable:

	December 31, 2018	December 31, 2017
Principal and interest advances	$793,790	$172,467
Escrow advances (taxes and insurance advances)	2,186,831	482,884
Foreclosure advances	199,203	16,017
Total(A) (B) (C)	$3,179,824	$671,368

(A)	Includes $231.2 million and $167.9 million of servicer advances receivable related to Fannie Mae and Freddie Mac MSRs, respectively, recoverable from such agencies.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(B)
Includes $41.6 million and $0.0 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from Ginnie Mae. Reserves for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.

(C)	Net of $98.0 million in accrued advance recoveries and $4.2 million in unamortized discount and accrual for advance recoveries, respectively.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of December 31, 2018 and December 31, 2017, expected full recovery of the Servicer Advance Receivables.

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

A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 73.2% interest in the Buyer as of December 31, 2018. New Residential determined that the Buyer should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group do not have the right to direct activities that most significantly impact the entity’s economic performance. Under the VIE model, New Residential’s consolidated subsidiary, as the managing member, has both 1) the power to direct the activities of the Buyer and 2) a significant variable interest through its equity investment and, therefore, meets the primary beneficiary criterion and continues to consolidate the Buyer.

As of December 31, 2018, noncontrolling third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2018, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $322.6 million and $291.1 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased servicer advances from Nationstar, is required to purchase all future servicer advances made with respect to this portfolio of loans from Nationstar, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Nationstar in consideration of Nationstar’s servicing activities. The compensation paid to Nationstar as of December 31, 2018 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

In April 2015, New Residential acquired Servicer Advance Investments and Excess MSRs in connection with the acquisition of HLSS. Through January 1, 2018, Ocwen serviced the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of December 31, 2017 and December 31, 2016 was equal to 6.1 bps and 5.9 bps times the UPB of the underlying loans, respectively, and an incentive fee which was reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target. In July 2017, New Residential entered into the Ocwen Transaction as described in Note 5. Subsequent to the Ocwen Transaction, the Servicer Advance Investments (including the related basic fee portion of the MSR) formerly serviced by Ocwen became reclassified, as described in Note 5, as the underlying MSRs are transferred to NRM.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income for Year then Ended
December 31, 2018
Servicer Advance Investments	$721,801	$735,846	5.9%	5.8%	5.7	$(89,332)
December 31, 2017
Servicer Advance Investments	$3,924,003	$4,027,379	6.8%	7.3%	5.1	$84,418

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
December 31, 2018
Servicer Advance Investments(D)	$40,096,998	$620,050	1.5%	$574,117	88.3%	87.2%	3.7%	3.1%
December 31, 2017
Servicer Advance Investments(D)	$139,460,371	$3,581,876	2.6%	$3,461,718	93.2%	92.0%	3.3%	3.0%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(D)	The following types of advances are included in the Servicer Advance Investments:

	December 31,
	2018	2017
Principal and interest advances	$108,317	$909,133
Escrow advances (taxes and insurance advances)	238,349	1,636,381
Foreclosure advances	273,384	1,036,362
Total	$620,050	$3,581,876

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Interest income, gross of amounts attributable to servicer compensation	$83,807	$871,506	$922,006
Amounts attributable to base servicer compensation	(8,491)	(227,585)	(127,631)
Amounts attributable to incentive servicer compensation	(25,098)	(115,565)	(430,025)
Interest income from Servicer Advance Investments	$50,218	$528,356	$364,350

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of December 31,
	2018	2017
Assets
Servicer advance investments, at fair value	$713,239	$1,002,102
Cash and cash equivalents	29,833	40,929
All other assets	10,223	13,011
Total assets(A)	$753,295	$1,056,042
Liabilities
Notes and bonds payable	$556,340	$789,979
All other liabilities	2,442	3,308
Total liabilities(A)	$558,782	$793,287

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	December 31,
	2018	2017
Total Advance Purchaser LLC equity	$194,513	$262,755
Others’ ownership interest	26.8%	27.2%
Others’ interest in equity of consolidated subsidiary	$52,066	$71,491

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Others’ interests in the Buyer’s net income (loss) is computed as follows:

	Year Ended December 31,
	2018	2017	2016
Net Advance Purchaser LLC income	$7,209	$23,604	$72,159
Others’ ownership interest as a percent of total(A)	27.4%	47.6%	55.6%
Others’ interest in net income of consolidated subsidiaries	$1,978	$11,227	$40,136

(A)	As a result, New Residential owned 72.6%, 52.4% and 44.4% of the Buyer, on average during the years ended December 31, 2018, 2017 and 2016, respectively.

See Note 11 regarding the financing of Servicer Advance Investments.

7. INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	(in millions)			(in millions)
	Treasury	Agency	Non-Agency	Treasury	Agency	Non-Agency
Purchases
Face	$—	$11,006.7	$9,194.8	$1,552.0	$7,135.2	$7,606.5
Purchase Price	—	11,121.6	3,854.4	1,545.3	7,367.8	3,053.0

Sales
Face	$862.0	$9,485.0	$115.0	$690.0	$7,310.7	$235.1
Amortized Cost	858.0	9,590.6	87.7	687.2	7,536.6	164.3
Sale Price	849.8	9,569.2	86.4	686.7	7,539.6	182.4
Gain (Loss) on Sale	(8.2)	(21.4)	(1.3)	(0.5)	3.0	18.0

As of December 31, 2018, New Residential had sold and purchased $3.9 billion and $2.0 billion face amount of Agency RMBS for $3.9 billion and $2.0 billion, respectively, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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
DECEMBER 31, 2018, 2017 and 2016
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

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)
December 31, 2018
Agency RMBS(F)(G)	$2,613,395	$2,657,917	$7,744	$(43)	$2,665,618	31	AAA	4.01%	3.70%	8.1	N/A
Non-Agency RMBS(H) (I)	19,539,450	8,554,511	517,861	(101,409)	8,970,963	897	B+	3.40%	5.63%	6.9	12.4%
Total/Weighted Average	$22,152,845	$11,212,428	$525,605	$(101,452)	$11,636,581	928	BB+	3.53%	5.17%	7.2
December 31, 2017
Treasury	$862,000	$858,028	$—	$(5,294)	$852,734	3	AAA	2.21%	2.27%	8.1	N/A
Agency RMBS(F)(G)	1,203,629	1,247,093	1,176	(4,652)	1,243,617	98	AAA	3.49%	2.83%	7.0	N/A
Non-Agency RMBS(H) (I)	12,757,357	5,599,644	423,504	(48,359)	5,974,789	751	CCC-	2.27%	5.66%	7.7	8.5%
Total/Weighted Average	$14,822,986	$7,704,765	$424,680	$(58,305)	$8,071,140	852	B+	2.44%	4.83%	7.6

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 252 bonds with a carrying value of $722.1 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $299.7 million and $1.9 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)
The total outstanding face amount was $2.6 billion and $1.1 billion for fixed rate securities and $0.0 billion and $0.1 billion for floating rate securities as of December 31, 2018 and 2017, respectively.

(H)
The total outstanding face amount was $3.8 billion (including $1.5 billion of residual and fair value option notional amount) and $1.3 billion (including $0.7 billion of residual and fair value option notional amount) for fixed rate securities and $15.7 billion (including $7.4 billion of residual and fair value option notional amount) and $11.5 billion (including $4.5 billion of residual and fair value option notional amount) for floating rate securities as of December 31, 2018 and 2017, respectively.

(I)
Includes (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by MSRs, (iii) bonds backed by consumer loans and (iv) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
December 31, 2018
Corporate debt	$85,000	$85,000	$—	$(12,325)	$72,675	1	B-	8.25%	8.25%	6.3	N/A
Consumer loan bonds	56,846	57,480	33	(7,075)	50,438	6	B	5.50%	20.26%	1.6	N/A
MSR bond	228,000	228,000	—	(400)	227,600	2	BBB-	5.24%	4.89%	8.8	N/A
Fair Value Option Securities
Interest-only Securities	6,832,353	259,725	23,694	(13,025)	270,394	79	AA+	1.38%	6.58%	3.0	N/A
Servicing Strips	975,048	8,588	1,720	(198)	10,110	31	N/A	0.21%	13.23%	6.0	N/A
December 31, 2017
Consumer loan bonds	$29,690	$29,780	$971	$(528)	$30,223	3	N/A	N/A	17.17%	1.5	N/A
Fair Value Option Securities
Interest-only Securities	4,475,794	205,740	10,407	(9,887)	206,260	49	AA-	1.51%	5.33%	3.2	N/A
Servicing Strips	450,974	4,958	1,613	(225)	6,346	20	N/A	0.27%	21.62%	6.7	N/A

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary and are attributable to credit losses are recognized currently in earnings. During the year ended December 31, 2018, New Residential recorded OTTI charges of $30.0 million with respect to real estate securities. During the year ended December 31, 2017, New Residential recorded OTTI of $10.3 million. During the year ended December 31, 2016, New Residential recorded OTTI of $10.3 million. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of December 31, 2018.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$4,843,505	$1,996,349	$(5,996)	$1,990,353	$(67,215)	$1,923,138	181	CCC+	3.46%	5.02%	6.3
12 or More Months	1,411,991	450,391	(831)	449,560	(34,237)	415,323	76	BB-	1.90%	6.66%	5.3
Total/Weighted Average	$6,255,496	$2,446,740	$(6,827)	$2,439,913	$(101,452)	$2,338,461	257	B-	3.17%	5.32%	6.1

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of December 31, 2018.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 40 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 19 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2018
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,155,566	1,204,729	(6,827)	(49,163)
Non-credit impaired securities	1,182,895	1,235,184	—	(52,289)
Total debt securities in an unrealized loss position	$2,338,461	$2,439,913	$(6,827)	$(101,452)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

	Year Ended December 31,
	2018	2017
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$23,821	$15,495
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	16,924	3,903
Additions for credit losses on securities for which an OTTI was not previously recognized	13,093	6,431
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—	—
Reduction for securities sold during the period	(1,035)	(2,008)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$52,803	$23,821

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	December 31,
	2018		2017
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$7,318,616	37.7%	$4,882,136	38.4%
Southeastern U.S.	4,613,314	23.8%	3,005,519	23.6%
Northeastern U.S.	3,829,725	19.7%	2,555,514	20.1%
Midwestern U.S.	2,063,263	10.6%	1,337,980	10.5%
Southwestern U.S.	1,321,853	6.8%	927,647	7.3%
Other(B)	250,833	1.4%	18,871	0.1%
	$19,397,604	100.0%	$12,727,667	100.0%

(A)
Excludes $56.8 million and $29.7 million face amount of bonds backed by consumer loans and $85.0 million and $0.0 million face amount of bonds backed by corporate debt as of December 31, 2018 and December 31, 2017, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the year ended December 31, 2018, excluding residual and fair value option securities, the face amount of these real estate securities was $1,723.6 million, with total expected cash flows of $1,546.6 million and a fair value of $1,148.7 million on the dates that New Residential purchased the respective securities. For those securities acquired during the year ended December 31, 2017, excluding residual and fair value option securities, the face amount was $3,148.3 million, the total expected cash flows were $2,699.7 million and the fair value was $1,836.1 million on the dates that New Residential purchased the respective securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
December 31, 2018	$6,385,306	$4,217,242
December 31, 2017	5,364,847	3,493,723

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2018	2017
Beginning Balance	$2,000,266	$1,200,125
Additions	397,934	863,681
Accretion	(290,014)	(215,018)
Reclassifications from (to) non-accretable difference	156,070	218,675
Disposals	(18,273)	(67,197)
Ending Balance	$2,245,983	$2,000,266

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

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Investment, at fair value

•	Loans Held-for-Sale, at lower of cost or fair value

•	Loans Held-for-Sale, at fair value

•	Real Estate Owned (“REO”)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

December 31, 2018	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Loan Type
Performing Loans(G) (J)	$636,874	$591,264	8,424	8.0%	4.8	20.3%	77.7%	8.9%	649
Purchased Credit Deteriorated Loans(H)	191,497	144,065	1,556	7.6%	3.1	16.4%	84.6%	71.5%	596
Total Residential Mortgage Loans, held-for-investment	$828,371	$735,329	9,980	7.9%	4.4	19.4%	79.3%	23.3%	637

Reverse Mortgage Loans(E) (F)	$13,807	$6,557	37	8.1%	4.8	10.6%	142.5%	67.8%	N/A
Performing Loans(G) (I)	408,724	413,883	7,144	4.4%	3.9	56.6%	61.3%	9.0%	670
Non-Performing Loans(H) (I)	621,700	512,040	5,029	5.5%	3.0	14.9%	88.1%	72.6%	588
Total Residential Mortgage Loans, held-for-sale	$1,044,231	$932,480	12,210	5.1%	3.4	31.2%	78.3%	47.6%	621

Acquired Loans	2,295,340	2,153,269	12,873	4.5%	8.0	7.7%	75.7%	14.0%	626
Originated Loans	638,173	655,260	2,307	5.2%	28.5	96.3%	80.0%	3.8%	714
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$2,933,513	$2,808,529	15,180	4.6%	12.5	27.0%	76.6%	11.8%	645

December 31, 2017
Loan Type
Performing Loans(G)	$557,381	$507,615	8,876	8.0%	5.5	22.1%	76.4%	8.7%	649
Purchased Credit Deteriorated Loans(H)	249,254	183,540	2,142	7.2%	3.1	14.7%	84.2%	75.8%	597
Total Residential Mortgage Loans, held-for-investment	$806,635	$691,155	11,018	7.7%	4.8	19.8%	78.8%	29.4%	633

Reverse Mortgage Loans(E) (F)	$16,755	$6,870	48	7.5%	4.5	15.9%	141.2%	77.8%	N/A
Performing Loans(G) (I)	1,044,116	1,071,371	15,464	4.0%	4.8	10.2%	53.2%	7.0%	654
Non-Performing Loans(H) (I)	846,181	647,293	5,597	5.6%	4.3	18.7%	94.4%	63.3%	581
Total Residential Mortgage Loans, held-for-sale	$1,907,052	$1,725,534	21,109	4.8%	4.6	14.0%	72.2%	32.6%	622

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Nationstar holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.5 million and $0.5 million at December 31, 2018 and 2017, respectively. Approximately 54.9% and 54.3% of these loans have reached a termination event at December 31, 2018 and 2017, respectively. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of December 31, 2018, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (J) below.

(I)
Includes $24.3 million and $51.9 million UPB of Ginnie Mae EBO performing and non-performing loans as of December 31, 2018, respectively, on accrual status as contractual cash flows are guaranteed by the FHA. As of December 31, 2017, these amounts were $33.7 million and $66.5 million, respectively.

(J)
Includes $122.3 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option. Interest earned on loans measured at fair value are reported in other income.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis. Interest earned on loans measured at fair value are reported in interest income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2018	2017
California	16.7%	9.1%
New York	11.7%	12.8%
Florida	8.8%	8.2%
New Jersey	5.3%	5.2%
Texas	4.7%	6.6%
Illinois	4.0%	3.9%
Maryland	3.6%	2.7%
Pennsylvania	3.1%	3.4%
Massachusetts	3.1%	2.7%
Washington	1.5%	1.7%
Other U.S.	37.5%	43.7%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans and related assets.

Call Rights

New Residential has executed calls with respect to certain Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the year ended December 31, 2018, New Residential executed calls on a total of 88 trusts and recognized $97.8 million of interest income on securities held in the collapsed trusts and $50.1 million of loss on securitizations accounted for as sales.

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2018
Days Past Due	Delinquency Status(A)
Current	83.3%
30-59	7.4%
60-89	2.2%
90-119(B)	0.8%
120+(C)	6.3%
100.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$—
Purchases/additional fundings	550,742
Proceeds from repayments	(50,562)
Accretion of loan discount (premium) and other amortization(A)	8,101
Provision for loan losses	(646)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(20)
Balance at December 31, 2017	$507,615
Shellpoint Acquisition	125,350
Purchases/additional fundings	55,993
Proceeds from repayments	(106,236)
Accretion of loan discount (premium) and other amortization(A)	15,773
Provision for loan losses	(1,028)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(5,131)
Transfers of loans to held for sale	(1,555)
Fair value adjustment	472
Balance at December 31, 2018	$591,253

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

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

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$—
Provision for loan losses(A)	646
Charge-offs(B)	(450)
Balance at December 31, 2017	$196
Provision for loan losses(A)	1,028
Charge-offs(B)	(1,224)
Balance at December 31, 2018	$—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2016	$190,761
Purchases/additional fundings	58,884
Sales	—
Proceeds from repayments	(32,455)
Accretion of loan discount and other amortization	20,217
(Allowance) reversal for loan losses(A)	(1,488)
Transfer of loans to real estate owned	(29,299)
Transfer of loans to held-for-sale	(23,080)
Balance at December 31, 2017	$183,540
Purchases/additional fundings	29,785
Sales	—
Proceeds from repayments	(38,276)
Accretion of loan discount and other amortization	24,124
(Allowance) reversal for loan losses	—
Transfer of loans to real estate owned	(28,060)
Transfer of loans to held-for-sale	(27,048)
Balance at December 31, 2018	$144,065

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

The following is the contractually required payments receivable, cash flows expected to be collected, and fair value at acquisition date for PCD loans acquired during the year ended December 31, 2018:

	Contractually Required Payments Receivable	Cash Flows Expected to be Collected	Fair Value
As of Acquisition Date	65,902	45,429	29,785

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following is the unpaid principal balance and carrying value for loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2018	$191,497	$144,065
December 31, 2017	249,254	183,540

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2016	$23,688
Additions	21,860
Accretion	(20,217)
Reclassifications from non-accretable difference(A)	66,751
Disposals(B)	(3,451)
Transfer of loans to held-for-sale(C)	—
Balance at December 31, 2017	$88,631
Additions	15,644
Accretion	(24,124)
Reclassifications from non-accretable difference(A)	5,493
Disposals(B)	(7,257)
Transfer of loans to held-for-sale(C)	(9,755)
Balance at December 31, 2018	$68,632

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Loans Held-for-Sale, at Lower of Cost or Fair Value

Activities related to the carrying value of loans held-for-sale were as follows:

Balance at December 31, 2016	$696,665
Purchases(A)	5,135,700
Transfer of loans from held-for-investment(B)	23,080
Sales	(3,901,161)
Transfer of loans to other assets(C)	(17,487)
Transfer of loans to real estate owned	(71,756)
Proceeds from repayments	(125,987)
Valuation (provision) reversal on loans(D)	(13,520)
Balance at December 31, 2017	$1,725,534
Purchases(A)	3,653,608
Transfer of loans from held-for-investment(B)	28,603
Sales	(4,205,375)
Transfer of loans to other assets(C)	(9,811)
Transfer of loans to real estate owned	(54,114)
Proceeds from repayments	(195,797)
Valuation (provision) reversal on loans(D)	(10,168)
Balance at December 31, 2018	$932,480

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $59.2 million and $30.1 million of provision related to the call transactions executed during the years ended December 31, 2018 and 2017, respectively.

Loans Held-for-Sale, at Fair Value

Activities related to the carrying value of originated loans held-for-sale, at fair value were as follows:

Balance at December 31, 2017	$—
Shellpoint acquisition	488,233
Originations	3,439,574
Sales	(3,269,689)
Proceeds from repayments	(6,348)
Change in fair value	3,490
Balance at December 31, 2018	$655,260

Activities related to the carrying value of acquired loans held-for-sale, at fair value were as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Balance at December 31, 2017	$—
Purchases	2,088,638
Sales	—
Proceeds from repayments	(3,963)
Transfer of loans to real estate owned	(753)
Change in fair value	69,347
Balance at December 31, 2018	$2,153,269

Gain on Sale of Originated Mortgage Loans, Net

New Penn, a wholly owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while New Penn generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports gain on sale of originated mortgage loans, net in its Consolidated Statements of Income.

Gain on sale of originated mortgage loans, net is summarized below:

Gain on loans originated and sold(A)	$38,415
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	1,234
MSRs retained on transfer of loans(C)	35,311
Other(D)	14,057
Gain on sale of originated mortgage loans, net	$89,017

(A)	Includes loan origination fees and direct loan origination costs. Other indirect costs related to loan origination are included within general and administrative expenses.

(B)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(C)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

(D)	Includes fees for services associated with the loan origination process.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2016	$59,591
Purchases	38,127
Transfer of loans to real estate owned	124,013
Sales(A)	(95,456)
Valuation provision on REO	2,020
Balance at December 31, 2017	$128,295
Purchases	33,377
Transfer of loans to real estate owned	107,577
Sales(A)	(152,725)
Valuation (provision) reversal on REO	(3,114)
Balance at December 31, 2018	$113,410

(A)	Recognized when control of the property has transferred to the buyer.

As of December 31, 2018, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $273.5 million.

In addition, New Residential has recognized $20.8 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

Variable Interest Entities

During the second quarter of 2017, New Residential formed entities (the “RPL Borrowers”) that issued securitized debt collateralized by reperforming residential mortgage loans. New Residential determined that the RPL Borrowers should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the RPL Borrowers and 2) significant variable interests in each of the RPL Borrowers, through their control of the related optional redemption feature and their ownership of certain notes issued by the RPL Borrowers and, therefore, met the primary beneficiary criterion and consolidated the RPL Borrowers. On April 3, 2018, New Residential executed a Trust Termination Agreement in order to terminate the RPL Borrowers and redeem the underlying residential mortgage loans. As a result of the termination, New Residential liquidated the RPL Borrowers.

A wholly owned subsidiary of New Penn, Shelter, is a mortgage originator specializing in retail origination. Shelter operates its business through a series of joint ventures and was deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following table presents information on the assets and liabilities of the Shelter JVs:

As of
December 31, 2018
Assets
Cash and cash equivalents	$17,346
Property and equipment, net	137
Intangible assets, net	70
Prepaid expenses and other assets	411
Total assets	$17,964
Liabilities
Accounts payable and accrued expenses	$1,315
Reserve for sales recourse	967
Total liabilities	$2,282

Noncontrolling Interests
Noncontrolling interests in the equity of the Shelter JVs is computed as follows:

December 31, 2018
Total consolidated equity of JVs	$15,682
Noncontrolling ownership interest	51.0%
Noncontrolling equity interest in consolidated JVs	$7,998

Total consolidated net income of JVs	$3,135
Noncontrolling ownership interest in net income	51.0%
Noncontrolling interest in net income of consolidated JVs	$1,599

As described in “Call Rights” above, New Residential has issued securitizations which were treated as sales under GAAP. New Residential has no obligation to repurchase any loans from these securitizations and its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities. These securitizations are conducted through variable interest entities, of which New Residential is not the primary beneficiary. Additionally, New Penn, a wholly owned subsidiary of New Residential, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinate retained interests. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of December 31, 2018:

Residential mortgage loan UPB	$7,818,221
Weighted average delinquency(A)	1.97%
Net credit losses for the year ended December 31, 2018	$9,101
Face amount of debt held by third parties(B)	$6,783,187

Carrying value of bonds retained by New Residential(C)	$1,206,402
Cash flows received by New Residential on these bonds for the year ended December 31, 2018	$178,301

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

(C)	Includes bonds retained pursuant to required risk retention regulations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

9. INVESTMENTS IN CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of December 31, 2018, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

New Residential also purchased consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2018
Consumer Loan Companies
Performing Loans	$815,341	53.5%	$856,563	18.8%	3.6	5.4%
Purchased Credit Deteriorated Loans(C)	221,910	53.5%	182,917	16.0%	3.4	11.6%
Other - Performing Loans	35,326	100.0%	32,722	14.2%	0.8	5.6%
Total Consumer Loans, held-for-investment	$1,072,577		$1,072,202	18.1%	3.5	6.7%
December 31, 2017
Consumer Loan Companies
Performing Loans	$1,005,570	53.5%	$1,052,561	18.7%	3.7	6.0%
Purchased Credit Deteriorated Loans(C)	282,540	53.5%	236,449	16.2%	3.3	12.5%
Other - Performing Loans	89,682	100.0%	85,253	14.1%	1.0	4.5%
Total Consumer Loans, held-for-investment	$1,377,792		$1,374,263	17.9%	3.5	7.3%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

December 31, 2018
Days Past Due	Delinquency Status(A)
Current	94.7%
30-59	2.0%
60-89	1.3%
90-119(B)	0.8%
120+(B) (C)	1.2%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2016	$1,482,954
Purchases	—
Additional fundings(A)	56,321
Proceeds from repayments	(329,843)
Accretion of loan discount and premium amortization, net	4,891
Gross charge-offs	(73,842)
Additions to the allowance for loan losses, net	(2,667)
Balance at December 31, 2017	$1,137,814
Purchases
Additional fundings(A)	63,971
Proceeds from repayments	(257,182)
Accretion of loan discount and premium amortization, net	1,940
Gross charge-offs	(56,870)
Additions to the allowance for loan losses, net	(388)
Balance at December 31, 2018	$889,285

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2016	$2,441	$997	$3,438
Provision for loan losses	65,059	679	65,738
Net charge-offs(C)	(63,071)	—	(63,071)
Balance at December 31, 2017	$4,429	$1,676	$6,105
Provision (reversal) for loan losses	47,839	388	48,227
Net charge-offs(C)	(49,664)	—	(49,664)
Balance at December 31, 2018	$2,604	$2,064	$4,668

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of December 31, 2018, there are $14.2 million in UPB and $12.6 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $9.0 million and $10.8 million in recoveries of previously charged-off UPB in 2018 and 2017, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2016	$316,532
(Allowance) reversal for loan losses(A)	3,013
Proceeds from repayments	(123,932)
Accretion of loan discount and other amortization	40,836
Balance at December 31, 2017	$236,449
(Allowance) reversal for loan losses(A)	(31)
Proceeds from repayments	(90,700)
Accretion of loan discount and other amortization	37,199
Balance at December 31, 2018	$182,917

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

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2018	$221,910	$182,917
December 31, 2017	282,540	236,449

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2016	$167,928
Accretion	(40,836)
Reclassifications from (to) non-accretable difference(A)	5,199
Balance at December 31, 2017	$132,291
Accretion	(37,199)
Reclassifications from (to) non-accretable difference(A)	31,426
Balance at December 31, 2018	$126,518

(A)	Represents a probable and significant increase in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	December 31,
	2018	2017
Total Consumer Loan Companies equity	$66,105	$74,071
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$30,561	$34,466

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Year Ended December 31,
	2018	2017
Net Consumer Loan Companies income (loss)	$79,539	$98,692
Others’ ownership interest as a percent of total	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$36,987	$45,892

Variable Interest Entities

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). New Residential determined that the Consumer Loan SPVs should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders, individually and as a group, lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries, the Consumer Loan Companies (Note 9), have both 1) the power to direct the most significant activities of the Consumer Loan SPVs and 2) significant variable interests in each of the Consumer Loan SPVs, through their control of the related optional redemption feature and their ownership of certain notes issued by the Consumer Loan SPVs and, therefore, meet the primary beneficiary criterion and consolidate the Consumer Loan SPVs.

	As of December 31,
	2018	2017
Assets
Consumer loans, held-for-investment	$1,039,480	$1,289,010
Restricted cash	10,186	11,563
Accrued interest receivable	15,627	19,360
Total assets(A)	$1,065,293	$1,319,933
Liabilities
Notes and bonds payable(B)	$1,030,096	$1,284,436
Accounts payable and accrued expenses	3,814	4,007
Total liabilities(A)	$1,033,910	$1,288,443

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

(B)	Includes $121.0 million face amount of bonds retained by New Residential issued by these VIEs.

Equity Method Investees

In February 2017, New Residential completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two year term. New Residential, along with three co-investors, each acquired 25% membership interests in LoanCo. New Residential accounts for its investment in LoanCo pursuant to the equity method of accounting because it can exercise significant influence over LoanCo but the requirements for consolidation are not met. New Residential’s investment in LoanCo is recorded as Investment in Consumer Loans, Equity Method Investees. LoanCo has elected to account for its investments in consumer loans at fair value. New Residential does not receive information from LoanCo Funding LLC in sufficient time to record its equity method ownership at the end of each month. Accordingly, New Residential records the activity on a one month lag, and reviews the current month’s information when it becomes available to determine if an adjustment needs to be recorded. To date, this one month lag has not caused a material impact to the quarterly financial statement closing process.

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. WarrantCo is vested in the warrants to purchase an aggregate of 117.8 million Series F convertible preferred stock in ParentCo as of November 30, 2018, and New Residential and LoanCo co-investors are vested in the warrants to purchase an aggregate of 30.0 million Series F convertible preferred stock in ParentCo as of November 30, 2018. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential accounts for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag and to date this one month lag has not caused a material impact to New Residential’s consolidated financial statements.

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

	December 31, 2018(A)	December 31, 2017
Consumer loans, at fair value	$231,560	$178,422
Warrants, at fair value	103,067	80,746
Other assets	25,971	46,342
Warehouse financing	(182,065)	(117,944)
Other liabilities	(1,142)	(13,059)
Equity	$177,391	$174,507
Undistributed retained earnings	$—	$—
New Residential’s investment	$42,875	$42,473
New Residential’s ownership	24.2%	24.3%

Year Ended
December 31, 2018(A)
Interest income	$42,920
Interest expense	(12,258)
Change in fair value of consumer loans and warrants	17,491
Gain on sale of consumer loans(B)	2,697
Other expenses	(7,257)
Net income	$43,593
New Residential’s equity in net income	$10,803
New Residential’s ownership	24.8%

(A)	Data as of, and for the periods ended, November 30, 2018, as a result of the one month reporting lag.

(B)
During the year ended December 31, 2018, LoanCo sold, through securitizations which were treated as sales for accounting purposes, $1.2 billion in UPB of consumer loans. LoanCo retained $103.0 million of residual interests in the securitizations and distributed them to the LoanCo co-investors, including New Residential.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2018(C)	$231,560	25.0%	$231,560	14.2%	1.3	0.4%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of November 30, 2018 as a result of the one month reporting lag.

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2017	$51,412
Contributions to equity method investees	308,050
Distributions of earnings from equity method investees	(6,176)
Distributions of capital from equity method investees	(325,795)
Earnings from investments in consumer loans, equity method investees	10,803
Balance at December 31, 2018	$38,294

10. DERIVATIVES

New Residential uses interest rate swaps and interest rate caps as economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of December 31, 2018, New Residential held to-be-announced forward contract positions (“TBAs”) which was entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

In addition, as of December 31, 2018, New Residential held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2018	2017
Derivative assets
Interest Rate Caps	Other assets	$3	$2,423
Interest Rate Lock Commitments	Other assets	10,851	—
Forward Loan Sale Commitments	Other assets	39	—
		$10,893	$2,423
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$5,245	$—
Interest Rate Lock Commitments	Accrued expenses and other liabilities	223	—
TBAs	Accrued expenses and other liabilities	23,921	697
		$29,389	$697

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(A)	Net of $106.1 million of related variation margin accounts as of December 31, 2018. As of December 31, 2017, no variation margin accounts existed.

The following table summarizes notional amounts related to derivatives:

	December 31,
	2018		2017
Interest Rate Caps(A)	$50,000		$772,500
Interest Rate Swaps(B)	4,725,000		—
Interest Rate Lock Commitments	823,187		—
Forward Loan Sale Commitments	30,274		—
TBAs, short position(C)	5,904,300		3,101,100
TBAs, long position(C)	5,067,200	—	1,014,000

(A)	As of December 31, 2018, caps LIBOR at 4.00% for $50.0 million of notional. The weighted average maturity of the interest rate caps as of December 31, 2018 was 23 months.

(B)
Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps was 52 months and the weighted average fixed pay rate was 3.21% as of December 31, 2018. There were no interest rate swaps outstanding at December 31, 2017.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes all income (losses) recorded in relation to derivatives:

	Year Ended December 31,
	2018	2017	2016
Other income (loss), net(A)
Interest Rate Caps	$431	$323	$688
Interest Rate Swaps	(108,098)	(720)	5,500
Unrealized gains(losses) on Interest Rate Lock Commitments	23	—	—
Forward Loan Sale Commitments	(283)	—	—
TBAs	(5,631)	(1,793)	(414)
	(113,558)	(2,190)	5,774
Gain (loss) on settlement of investments, net
Interest Rate Caps	$(603)	$(1,911)	$(4,754)
Interest Rate Swaps	65,823	6,921	(4,810)
TBAs(B)	(10,353)	(44,224)	(17,927)
	54,867	(39,214)	(27,491)
Total income (losses)	$(58,691)	$(41,404)	$(21,717)

(A)	Represents unrealized gains (losses).

(B)	Excludes $1.2 million in loss on settlement included within gain on sale of originated mortgage loans, net (Note 8).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	December 31, 2018									December 31, 2017
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$4,346,070	$4,346,070	Jan-19 to Feb-19	2.66%	0.1	$4,462,104	$4,492,912	$4,533,921	2.1	$1,974,164
Non-Agency RMBS(E)	7,434,950	7,434,785	Jan-19 to Aug-19	3.54%	0.1	17,057,929	8,459,512	8,877,653	7.0	4,720,290
Residential Mortgage Loans(F)	3,679,239	3,678,246	Feb-19 to Dec-20	4.24%	0.6	4,498,036	4,222,366	4,218,615	11.9	1,849,004
Real Estate Owned(G) (H)	94,897	94,868	Feb-19 to Dec-20	4.38%	0.8	N/A	N/A	116,381	N/A	118,681
Total Repurchase Agreements	15,555,156	15,553,969		3.46%	0.3					8,662,139
Notes and Bonds Payable
Excess MSRs(I)	297,759	297,563	Feb-20 to Jul-22	5.15%	2.7	119,363,054	372,901	470,498	5.7	483,978
MSRs(J)	2,368,885	2,360,856	Feb-19 to Jul-24	4.32%	2.8	365,610,961	3,496,265	4,241,604	6.7	1,157,179
Servicer Advances(K)	3,386,234	3,382,455	Mar-19 to Dec-21	3.52%	1.7	3,824,237	3,999,597	4,013,642	1.5	4,060,156
Residential Mortgage Loans(L)	122,816	122,465	Jan-19 to Jul-43	3.74%	7.6	130,399	127,021	124,593	7.8	137,196
Consumer Loans(M)	939,735	936,447	Dec-21 to Mar-24	3.41%	2.8	1,072,431	1,076,725	1,072,056	3.5	1,242,756
Receivable from government agency(L)	2,480	2,480	Jan-19	4.54%	0.1	N/A	N/A	1,736	N/A	3,126
Total Notes and Bonds Payable	7,117,909	7,102,266		3.84%	2.4					7,084,391
Total/Weighted Average	$22,673,065	$22,656,235		3.58%	0.9					$15,746,530

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $38.8 million of associated accrued interest payable as of December 31, 2018.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $3.9 billion of related trade and other receivables.

(E)
$7,193.4 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $241.5 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This includes repurchase agreements of $163.6 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $197.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and includes $100.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $645.3 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%, and $1,723.6 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$2.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 2.0% to 2.2%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(L)
Represents: (i) a $7.7 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%, and (ii) $117.0 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 12 for details).

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $671.0 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $21.3 million face amount note which bears interest equal to 4.00%.

As of December 31, 2018, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $15.6 billion of repurchase agreements as of December 31, 2018. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2016	$729,145	$—	$5,549,872	$4,419,002	$783,006	$1,700,211	$13,181,236
Repurchase Agreements:
Borrowings	—	—	—	55,233,007	2,529,556	—	57,762,563
Repayments	—	—	—	(52,957,555)	(1,334,952)	—	(54,292,507)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,449	—	1,449
Notes and Bonds Payable:
Borrowings	1,400,354	1,172,058	5,344,985	—	140,323	—	8,057,720
Repayments	(1,650,409)	(13,973)	(6,838,862)	—	(11,375)	(456,904)	(8,971,523)
Discount on borrowings, net of amortization	—	—	(147)	—	—	(700)	(847)
Capitalized deferred financing costs, net of amortization	4,888	(906)	4,308	—	—	149	8,439
Balance at December 31, 2017	$483,978	$1,157,179	$4,060,156	$6,694,454	$2,108,007	$1,242,756	$15,746,530
Repurchase Agreements:
Shellpoint Acquisition	—	—	—	1,957	437,675	—	439,632
Borrowings	—	—	—	90,996,778	8,665,900	—	99,662,678
Repayments	—	—	—	(85,912,169)	(7,298,734)	—	(93,210,903)
Capitalized deferred financing costs, net of amortization	—	—	—	(165)	589	—	424
Notes and Bonds Payable:
Shellpoint Acquisition	—	20,731	—	—	120,702	—	141,433
Borrowings	350,787	4,212,855	5,207,084	—	183	—	9,770,909
Repayments	(537,227)	(3,022,785)	(5,887,384)	—	(136,947)	(308,316)	(9,892,659)
Discount on borrowings, net of amortization	—	—	41	—	—	1,633	1,674
Unrealized loss on notes, fair value	—	—	—	—	684	—	684
Capitalized deferred financing costs, net of amortization	25	(7,124)	2,558	—	—	374	(4,167)
Balance at December 31, 2018	$297,563	$2,360,856	$3,382,455	$11,780,855	$3,898,059	$936,447	$22,656,235

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

Maturities

New Residential’s debt obligations as of December 31, 2018 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
2019	$879,241	$16,124,611	$17,003,852
2020	771,582	181,854	953,436
2021	1,758,663	736,368	2,495,031
2022	—	197,759	197,759
2023	671,013	487,323	1,158,336
2024 and thereafter	364,770	499,881	864,651
	$4,445,269	$18,227,796	$22,673,065

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of December 31, 2018:

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$5,575,197	$3,774,136	$1,801,061
Non-Agency RMBS	250,000	241,535	8,465
Notes and Bonds Payable
Excess MSRs	150,000	100,000	50,000
MSRs	990,000	645,319	344,681
Servicer advances(A)	1,678,541	1,372,576	305,965
Consumer loans	150,000	21,303	128,697
	$8,793,738	$6,154,869	$2,638,869

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

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of December 31, 2018.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2018 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$106,426,363	$447,860	$—	$—	$447,860	$447,860
Excess mortgage servicing rights, equity method investees, at fair value(A)	41,707,963	147,964	—	—	147,964	147,964
Mortgage servicing rights, at fair value(A)	258,462,703	2,884,100	—	—	2,884,100	2,884,100
Mortgage servicing rights financing receivables, at fair value(A)	130,516,565	1,644,504	—	—	1,644,504	1,644,504
Servicer advance investments, at fair value	620,050	735,846	—	—	735,846	735,846
Real estate and other securities, available-for-sale	22,152,845	11,636,581	—	2,665,618	8,970,963	11,636,581
Residential mortgage loans, held-for-investment	706,111	614,241	—	—	625,321	625,321
Residential mortgage loans, held-for-sale	1,043,550	932,480	—	—	958,970	958,970
Residential mortgage loans, held-for-sale, at fair value(B)	2,934,727	2,808,529	—	213,882	2,594,647	2,808,529
Residential mortgage loans, held-for-investment, at fair value(C)	122,260	121,088	—	—	121,088	121,088
Residential mortgage loans subject to repurchase	121,602	121,602	—	121,602	—	121,602
Consumer loans, held-for-investment	1,072,577	1,072,202	—	—	1,054,820	1,054,820
Derivative assets	840,179	10,893	—	42	10,851	10,893
Cash and cash equivalents	251,058	251,058	251,058	—	—	251,058
Restricted cash	164,020	164,020	164,020	—	—	164,020
Other assets(D)		16,991	7,778	—	9,213	16,991
		$23,609,959	$422,856	$3,001,144	$20,206,147	$23,630,147
Liabilities:
Repurchase agreements	$15,555,156	$15,553,969	$—	$15,555,156	$—	$15,555,156
Notes and bonds payable(E)	7,117,909	7,102,266	—	—	7,076,400	7,076,400
Residential mortgage loans repurchase liability	121,602	121,602	—	121,602	—	121,602
Derivative liabilities	15,759,782	29,389	—	29,166	223	29,389
Excess spread financing	3,492,587	39,304	—	—	39,304	39,304
Contingent consideration	N/A	40,842	—	—	40,842	40,842
		$22,887,372	$—	$15,705,924	$7,156,769	$22,862,693

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables, and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)	Includes $88.7 million in fair value of loans that are 90 days or more past due.

(C)	Includes $0.4 million in fair value of loans that are 90 days or more past due.

(D)
Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $74.3 million as of December 31, 2018.

(E)	Includes the SAFT 2013-1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $117.0 million as of December 31, 2018.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
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
Liabilities
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency		MSRs(A)	Mortgage Servicing Rights Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Total
Balance at December 31, 2016	$381,757	$1,017,698	$194,788	$659,483	$—	$5,706,593	$3,543,560	$—	$—	$11,503,879
Transfers(D)
Transfers from Level 3	—	—	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(E)	—	—	—	—	—	—	(10,334)	—	—	(10,334)
Included in change in fair value of investments in excess mortgage servicing rights(E)	(3,037)	7,359	—	—	—	—	—	—	—	4,322
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(E)	—	—	12,617	—	—	—	—	—	—	12,617
Included in servicing revenue, net(F)	—	—	—	(67,672)	—	—	—	—	—	(67,672)
Included in change in fair value of investments in mortgage servicing rights financing receivables(E)	—	—	—	—	66,394	—	—	—	—	66,394
Included in change in fair value of servicer advance investments	—	—	—	—	—	84,418	—	—	—	84,418
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	9,327	18,050	—	—	27,377
Included in other income (loss), net(E)	2,150	2,227	—	—	—	—	2,883	—	—	7,260
Gains (losses) included in other comprehensive income(G)	—	—	—	—	—	—	244,608	—	—	244,608
Interest income	28,351	74,702	—	—	—	528,356	333,297	—	—	964,706
Purchases, sales, repayments and transfers
Purchases	—	—	—	1,143,693	467,884	12,168,519	3,052,965	—	—	16,833,061
Proceeds from sales	(13,505)	—	—	—	—	—	(182,325)	—	—	(195,830)
Proceeds from repayments	(71,080)	(180,927)	(35,640)	—	—	(13,988,614)	(1,027,915)	—	—	(15,304,176)
Ocwen Transaction (Note 5)	—	(71,982)	—	—	64,450	(481,220)	—	—	—	(488,752)
Balance at December 31, 2017	$324,636	$849,077	$171,765	$1,735,504	$598,728	$4,027,379	$5,974,789	$—	$—	$13,681,878
Transfers(D)
Transfers from Level 3	—	—	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—	—	—
Shellpoint Acquisition (Note 1)	—	—	—	275,964	(124,652)	—	—	10,604	179,644	341,560
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(E)	—	—	—	—	—	—	(24,940)	—	—	(24,940)
Included in change in fair value of investments in excess mortgage servicing rights(E)	(18,099)	(40,557)	—	—	—	—	—	—	—	(58,656)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(E)	—	—	8,357	—	—	—	—	—	—	8,357
Included in servicing revenue, net(F)	—	—	—	(199,836)	—	—	—	—	—	(199,836)
Included in change in fair value of investments in mortgage servicing rights financing receivables(E)	—	—	—	—	31,550	—	—	—	—	31,550
Included in change in fair value of servicer advance investments	—	—	—	—	—	(89,332)	—	—	—	(89,332)
Included in gain (loss) on settlement of investments, net	—	40,417	—	—	—	72,585	(1,288)	—	—	111,714
Included in other income (loss), net(E)	6,137	307	—	—	—	—	10,283	24	(175)	16,576
Gains (losses) included in other comprehensive income(G)	—	—	—	—	—	—	31,031	—	—	31,031
Interest income	21,936	22,504	—	—	—	50,218	377,018	—	—	471,676
Purchases, sales and repayments
Purchases	—	—	—	1,042,933	128,357	2,332,989	3,854,439	—	—	7,358,718
Proceeds from sales	(19,084)	—	—	(5,776)	(7,472)	—	(86,448)	—	—	(118,780)
Proceeds from repayments	(58,139)	(69,654)	(32,158)	—	—	(2,455,155)	(1,163,921)	—	(2,111)	(3,781,138)
Originations	—	—	—	35,311	—	—	—	—	—	35,311
Ocwen Transaction (Note 5)	—	(611,621)	—	—	1,017,993	(3,202,838)	—	—	—	(2,796,466)
Balance at December 31, 2018	$257,387	$190,473	$147,964	$2,884,100	$1,644,504	$735,846	$8,970,963	$10,628	$177,358	$15,019,223

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(D)	Transfers are assumed to occur at the beginning of the respective period.

(E)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.

(F)	The components of Servicing revenue, net are disclosed in Note 5.

(G)	These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
Total
Balance at December 31, 2017	$—	$—	$—	$—
Transfers(A)
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Shellpoint Acquisition (Note 1)	48,262	120,702	39,262	208,226
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(B)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(B)	—	—	—	—
Included in servicing revenue, net(C)	(8,591)	—	—	(8,591)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(B)	—	684	1,580	2,264
Gains (losses) included in other comprehensive income, net of tax(D)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	—	—
Proceeds from repayments	—	(4,338)	—	(4,338)
Other	(367)	—	—	(367)
Ocwen Transaction	—	—	—	—
Balance at December 31, 2018	$39,304	$117,048	$40,842	$197,194

(A)	Transfers are assumed to occur at the beginning of the respective period.

(B)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(C)	The components of Servicing revenue, net are disclosed in Note 5.

(D)	These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

Fair value estimates of New Residential’s investments in MSRs and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, the mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, for investments in MSRs, significant inputs included the market-level estimated cost of servicing.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following tables summarize certain information regarding the weighted average inputs used:

	December 31, 2018
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.8%	2.5%	26.3%	21	21
Recaptured Pools	8.0%	2.1%	23.6%	22	24
Recapture Agreement	7.9%	2.2%	24.8%	22	—
	9.1%	2.4%	25.4%	21	22
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	10.4%	N/A	15.4%	15	24
Recaptured Pools	8.0%	N/A	19.9%	23	24
Recapture Agreement	7.9%	N/A	19.8%	20	—
	9.9%	N/A	16.3%	16	24
Total/Weighted Average--Excess MSRs Directly Held	9.4%	2.4%	21.5%	19	23

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	10.9%	3.9%	29.6%	19	20
Recaptured Pools	8.5%	2.6%	28.8%	23	23
Recapture Agreement	8.6%	2.7%	30.4%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.6%	3.2%	29.4%	21	21

Total/Weighted Average--Excess MSRs All Pools	9.5%	2.7%	24.5%	20	22

MSRs
Agency(H)
Mortgage Servicing Rights(I)	9.4%	1.0%	22.2%	26	22
Mortgage Servicing Rights Financing Receivables(I)	9.5%	0.9%	14.7%	27	20
Non-Agency
Mortgage Servicing Rights	13.2%	0.9%	10.0%	25	25
Mortgage Servicing Rights Financing Receivables(I)	8.2%	17.2%	5.0%	45	26
Ginnie Mae
Mortgage Servicing Rights(J)	11.2%	3.9%	24.2%	33	27

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

	December 31, 2017
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.7%	3.0%	31.6%	21	23
Recaptured Pools	7.1%	4.4%	23.1%	22	24
Recapture Agreement	7.1%	4.3%	26.2%	21	—
	8.8%	3.5%	29.1%	21	23
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	12.2%	N/A	15.4%	15	24
Recaptured Pools	6.9%	N/A	19.8%	22	24
Recapture Agreement	6.9%	N/A	19.7%	20	—
Ocwen Serviced Pools	8.8%	N/A	—%	14	26
	9.4%	N/A	4.0%	15	26
Total/Weighted Average--Excess MSRs Directly Held	9.2%	3.5%	10.9%	16	25

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	11.3%	5.0%	34.8%	19	22
Recaptured Pools	7.3%	4.7%	24.3%	23	24
Recapture Agreement	7.3%	4.7%	24.2%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.3%	4.8%	29.5%	21	23

Total/Weighted Average--Excess MSRs All Pools	9.2%	3.8%	14.9%	17	25

MSRs
Agency
Mortgage Servicing Rights(I)	10.5%	0.9%	25.4%	27	21
Mortgage Servicing Rights Financing Receivables(I)	10.3%	0.9%	14.8%	27	20
Non-Agency
Mortgage Servicing Rights Financing Receivables(I)	10.0%	10.9%	—%	34	22

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in bps. As of December 31, 2018 and 2017, weighted average costs of subservicing of $7.30 and $7.23, respectively, per loan per month was used to value the Fannie Mae and Freddie Mac MSRs, including MSR Financing Receivables. Weighted average costs of subservicing of $11.45 and $12.45, respectively, per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables. As of December 31, 2018, a weighted average cost of subservicing of $10.06 per loan per month was used to value the Ginnie Mae MSRs.

(F)	Weighted average maturity of the underlying residential mortgage loans in the pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

(G)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

(H)	Represents Fannie Mae and Freddie Mac MSRs.

(I)	For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.

(J)	Includes valuation of the related Excess spread financing (Note 5).

With respect to valuing the Ocwen-serviced mortgage servicing rights financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 0.9%.

As of December 31, 2018 and 2017, weighted average discount rates of 8.8% and 8.9%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of December 31, 2018 and 2017, weighted average discount rates of 8.7% and 9.1% were used to value New Residential’s investments in MSRs, respectively. As of December 31, 2018 and 2017, weighted average discount rates of 10.3% and 9.4%, respectively, were used to value New Residential’s investments in MSR financing receivables.

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

When valuing investments in MSRs and Excess MSRs, New Residential uses the following criteria to determine the significant inputs:

•
Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions like home price appreciation, current level of interest rates as well as loan level factors such as the borrower’s interest rate, FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis. New Residential considers historical prepayment experience associated with the collateral when determining this vector and also reviews industry research on the prepayment experience of similar loan pools. This data is obtained from remittance reports, market data services and other market sources.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral.

•	Cost of subservicing: The costs of subservicing used by New Residential are based on available market data for various loan types and delinquency statuses.

New Residential uses different prepayment and delinquency assumptions in valuing the MSRs and Excess MSRs relating to the original loan pools, the recapture agreements and the MSRs and Excess MSRs relating to recaptured loans. The prepayment rate and delinquency rate assumptions differ because of differences in the collateral characteristics, refinance potential and expected borrower behavior for original loans and loans which have been refinanced. The assumptions for recapture and discount rates when valuing investments in MSRs and Excess MSRs and recapture agreements are based on historical recapture experience and market pricing.

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

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2018	1.4%	10.9%	17.7%	19.6	bps	5.9%	23.4
December 31, 2017	1.7%	10.0%	13.8%	18.2	bps	6.8%	25.6

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 9.6 bps and 12.5 bps which represent the amounts New Residential paid its servicers as a monthly servicing fee as of December 31, 2018 and 2017, respectively.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

The valuation of the Servicer Advance Investments also takes into account the performance fee paid to the servicer, which in the case of the Buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as loan-to-value

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

ratio and interest rate as well as advance-to-UPB ratio. All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment rate, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. New Residential uses assumptions that generate its best estimate of future cash flows for each Servicer Advance Investment, including the basic fee component of the related MSR.

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

•
LIBOR: The performance-based incentive fees on Nationstar-serviced Servicer Advance Investments portfolios are driven by LIBOR-based factors. The LIBOR curves used are widely used by market participants as reference rates for many financial instruments.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.

Real Estate and Other Securities Valuation

New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2018
Agency RMBS	$2,613,395	$2,657,917	$2,665,618	$—	$2,665,618	2
Non-Agency RMBS(C)	19,539,450	8,554,511	8,959,845	11,118	8,970,963	3
Total	$22,152,845	$11,212,428	$11,625,463	$11,118	$11,636,581
December 31, 2017
Agency RMBS	$1,203,629	$1,247,093	$1,243,617	$—	$1,243,617	2
Treasury	862,000	858,028	852,734	—	852,734	2
Non-Agency RMBS(C)	12,757,357	5,599,644	5,963,577	11,212	5,974,789	3
Total	$14,822,986	$7,704,765	$8,059,928	$11,212	$8,071,140

(A)
New Residential generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. New Residential evaluates

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for non-agency RMBS, there is a wide disparity between the quotes New Residential receives. New Residential believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. New Residential has not adjusted any of the quotes received in the periods presented. These quotations for Non-Agency RMBS are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. New Residential’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

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

For 73.3% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$6,578,455	2.78% to 30%	0.25% to 25.0%	0.25% to 9.00%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)
New Residential was unable to obtain quotations from more than one source on these securities. For approximately $11.1 million in 2018 and $10.5 million in 2017, the one source was the party that sold New Residential the security.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, New Residential classifies these valuations as Level 2 in the fair value hierarchy.

Residential mortgage loans held-for-sale, at fair value also include certain (i) nonconforming mortgage loans originated for sale to private investors and (ii) seasoned mortgage loans acquired and identified for securitization, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates. As the internal pricing model is based on certain unobservable inputs, New Residential classifies these valuations as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired Loans	$2,153,269	4.5%	8.2%	1.5%	39.4%
Originated Loans	655,260	3.50% - 4.50%	10.0% - 15.0%	0.0% - 4.0%	0.0% - 50.0%
Residential Mortgage Loans Held-for-Sale, at Fair Value	$2,808,529

Residential mortgage loans held-for-investment, at fair value include mortgage loans underlying the SAFT 2013-1 securitization, which are valued using internal pricing models using inputs such as default rates, prepayment speeds and discount rates. As the internal pricing model is based on certain unobservable inputs, New Residential classifies these valuations as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$121,088	4.00%	7.0%	0.1%	20.0%

Derivative Valuation

New Residential enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. New Residential generally values such derivatives using quotations, similar to the method of valuation used for New Residential’s other assets that are classified as Level 2 in the fair value hierarchy.

As a part of the mortgage loan origination business, New Residential enters into forward loan sale and securities delivery commitments, which are valued based on observed market pricing for similar instruments and therefore, are classified as Level 2. In addition, New Residential enters into IRLCs, which are valued using internal pricing models (i) incorporating market pricing for instruments with similar characteristics, (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusting for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs	$10,628	54% to 100%	0 to 320

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Mortgage-Backed Securities Issued

New Penn, a wholly owned subsidiary of New Residential, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity and therefore, New Residential’s Consolidated Balance Sheets include the mortgage-backed securities issued by SAFT 2013-1. New Residential elected the fair value option for these financial instruments and the mortgage-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$117,903	3.5% to 5.25%	6.0% to 12.0%	0.0% to 0.25%	0.0% to 10.0%

Contingent Consideration Valuation

New Residential, as additional consideration for the Shellpoint Acquisition, may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint Closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). In accordance with ASC No. 805, New Residential measures its contingent consideration at fair value on a recurring basis using a scenario-based method to weigh the probability of multiple outcomes to arrive at an expected payment cash flow and then discounts the expected cash flow. The inputs utilized in valuing the contingent consideration include a discount rate of 11% and the application of probability weighting of income scenarios, which are significant unobservable inputs and therefore, contingent consideration is classified as Level 3 in the fair value hierarchy.

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

At December 31, 2018 and 2017, assets measured at fair value on a nonrecurring basis were $764.1 million and $803.2 million, respectively. The $764.1 million of assets at December 31, 2018 include approximately $689.1 million of residential mortgage loans held-for-sale and $75.0 million of REO. The $803.2 million of assets at December 31, 2017 include approximately $725.3 million of residential mortgage loans held-for-sale and $77.9 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2018
Performing Loans	$307,135	4.4%	4.0	10.5%	3.0%	33.2%
Non-Performing Loans	381,940	5.5%	3.1	2.9%	2.8%	30.0%
Total/Weighted Average	$689,075	5.0%	3.5	6.3%		31.4%
December 31, 2017
Performing Loans	$721,121	3.8%	4.8	11.5%	1.1%	36.9%
Non-Performing Loans	4,203	7.5%	3.8	3.0%	3.0%	30.0%
Total/Weighted Average	$725,324	3.8%	4.8	11.5%		36.9%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2018 was an increase in net valuation allowance of approximately $14.4 million, consisting of an approximately $11.3 million increase for residential mortgage loans and $3.1 million increased allowance for REO.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2017 was an increase in the net valuation allowance of approximately $13.7 million consisting of an approximately $15.7 million increase for residential mortgage loans, offset by a reversal of prior valuation allowance of $2.0 million for REO.

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

On July 30, 2018, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2018, New Residential sold 0.5 million ATM Shares for aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, New Residential granted options to the Manager relating to 0.05 million shares of New Residential’s common stock at the offering prices, which had fair value of approximately $0.1 million as of the grant dates.

In November 2018, New Residential issued 28.8 million shares of its common stock in a public offering at a price to the public of $17.32 per share for net proceeds of approximately $489.2 million. To compensate the Manager for its successful efforts in

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 2.9 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 3.25% risk-free rate, a 8.61% dividend yield, 17.50% volatility and a 10-year term.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 22, 2016	April 2016	0.46	106.0
June 27, 2016	July 2016	0.46	106.0
September 23, 2016	October 2016	0.46	115.4
December 16, 2016	January 2017	0.46	115.4
January 26, 2017	April 2017	0.48	147.5
June 21, 2017	July 2017	0.50	153.7
September 22, 2017	October 2017	0.50	153.7
December 18, 2017	January 2018	0.50	153.7
March 22, 2018	April 2018	0.50	168.1
June 21, 2018	July 2018	0.50	169.9
September 20, 2018	October 2018	0.50	170.2
December 20, 2018	January 2019	0.50	184.6

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2018.

Option Plan

New Residential has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the 10-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. Increases of 5,799,166, 5,654,578, 2,000,000 and 8,543,539 were made on January 1, 2019, 2018, 2017 and 2016, respectively. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 6,000 shares of common stock. The fair value of such options was not material at the date of grant.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

New Residential’s outstanding options were summarized as follows:

	December 31,
	2018	2017
Held by the Manager	6,961,222	16,387,480
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	1,530,916	2,108,708
Issued to the independent directors	6,000	6,000
Total	8,498,138	18,502,188

The following table summarizes New Residential’s outstanding options as of December 31, 2018. The last sales price on the New York Stock Exchange for New Residential’s common stock in the year ended December 31, 2018 was $14.21 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2018	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2018 (millions)
Directors	Various	6,000	6,000	$13.99	$—
Manager(C)	2012	—	—	—	—
Manager(C)	2013	—	—	—	—
Manager(C)	2014	—	—	—	—
Manager(C)	2015	—	—	—	—
Manager(C)	2016	533,334	200,000	13.70	0.1
Manager(C)	2017	2,638,804	1,130,917	14.50	—
Manager(C)	2018	5,320,000	581,215	17.12	—
Outstanding		8,498,138	1,918,132

(A)	Options expire on the tenth anniversary from date of grant.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2016 outstanding options	13,196,610
Options granted	5,654,578	$14.50
Options exercised(A)	—	$—
Options expired unexercised	(349,000)
December 31, 2017 outstanding options	18,502,188
Options granted	5,799,166	$17.23
Options exercised	(15,803,216)	$14.30
Options expired unexercised	—
December 31, 2018 outstanding options	8,498,138	See table above

(A)	The 15.8 million options that were exercised in 2018 had an intrinsic value of approximately $68.9 million at the date of exercise.

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the years ended December 31, 2018, 2017 and 2016, based on the treasury stock method, New Residential had 1,868,438, 364,107 and 2,167,796 dilutive common stock equivalents, respectively, outstanding.

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

Capital Commitments — As of December 31, 2018, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to December 31, 2018, if any):

MSRs and servicer advances — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiary, NRM, is generally obligated

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

In addition, for Ginnie Mae guaranteed securitizations, New Penn holds the Ginnie Mae Buy-Back Option to repurchase delinquent loans from the securitization at its discretion. While New Penn is not obligated to repurchase the delinquent loans, New Penn generally executes its option to repurchase that will result in an economic benefit. As of December 31, 2018, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $5.9 million and $121.6 million, respectively. See Notes 5 and 8 for information on New Residential’s Ginnie Mae Buy-Back Option and mortgage origination, respectively.

Mortgage Origination Unfunded Commitments — As of December 31, 2018, New Penn was committed to fund approximately $823.2 million of mortgage loans and had forward loan sale commitments of $30.3 million. The forward sales are expected to close during the first quarter of 2019.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $389.2 million of unfunded and available revolving credit privileges as of December 31, 2018. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential, through its wholly owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Future commitments under non-cancelable leases are approximately $26.5 million.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At December 31, 2018, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

The Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally (i) the equity transferred by Drive Shack Inc. (“Drive Shack”), formerly Newcastle Investment Corp., which was the sole stockholder of New Residential until the spin-off of New Residential completed on May 15, 2013, (ii) plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

Due to affiliates is comprised of the following amounts:

	December 31,
	2018	2017
Management fees	$5,779	$4,734
Incentive compensation	94,900	81,373
Expense reimbursements and other	792	2,854
Total	$101,471	$88,961

Affiliate expenses and fees were comprised of:

	Year Ended December 31,
	2018	2017	2016
Management fees	$62,594	$55,634	$41,610
Incentive compensation	94,900	81,373	42,197
Expense reimbursements(A)	500	500	500
Total	$157,994	$137,507	$84,307

(A)    Included in General and Administrative Expenses in the Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

16. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Year Ended December 31,
		2018	2017	2016
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$29,936	$(20,642)	$27,460
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	30,017	10,334	10,264
Total reclassifications		$59,953	$(10,308)	$37,724

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented as no taxable subsidiary generated other comprehensive income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

17. INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$6,146	$(1,250)	$3,813
State and Local	477	360	252
Total Current Income Tax Expense (Benefit)	6,623	(890)	4,065
Deferred:
Federal	(68,907)	148,997	33,999
State and Local	(11,147)	19,521	847
Total Deferred Income Tax Expense (Benefit)	(80,054)	168,518	34,846
Total Income Tax (Benefit) Expense	$(73,431)	$167,628	$38,911

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

The increase in the benefit for income taxes for the year ended December 31, 2018 is primarily due to the release of valuation allowances on deferred tax assets and increase in other deferred tax benefits attributable to New Residential’s TRSs.

The increase in the provision for income taxes for the year ended December 31, 2017 is primarily due to the use of deferred tax assets and an increase in net income attributable to New Residential’s TRSs.

The difference between New Residential’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	December 31,
	2018	2017	2016
Provision at the statutory rate	21.00%	35.00%	35.00%
Non-taxable REIT income	(25.44)%	(21.72)%	(28.22)%
State and local taxes	(1.19)%	1.76%	0.18%
Change in valuation allowance	(2.31)%	0.85%	0.67%
Change in federal tax rate	—%	(0.92)%	—%
Other	(0.30)%	(0.17)%	(0.48)%
Total provision	(8.24)%	14.80%	7.15%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses and tax credit carryforwards(B)	$41,713	$20,682
Interest accruals not currently deductible for tax purposes	—	2,628
Basis differences for REO and other assets	8,453	8,034
Unrealized mark to market	36,758	—
Other	3,087	2,279
Total deferred tax assets	90,011	33,623
Less valuation allowance	—	(12,404)
Net deferred tax assets	$90,011	$21,219

Deferred tax liabilities:
Basis difference for partnership and other investments	$(24,179)	$(3,873)
Interest accruals not currently includible in income for tax purposes	—	(6,979)
Unrealized mark to market	—	(29,585)
Total deferred tax (liability)	$(24,179)	$(40,437)

Net deferred tax assets (liability)	$65,832	$(19,218)

(A)
As of December 31, 2018, New Residential’s TRSs had approximately $131.3 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. Approximately, $131.3 million of these federal and state net operating loss carryforwards will begin to expire in 2034. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

In assessing the realizability of deferred tax assets, New Residential considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Due to the Shellpoint Acquisition and other asset acquisitions in 2018, and an internal restructuring of New Residential’s TRSs during the year ended December 31, 2018, New Residential released a valuation allowance related to certain net operating losses and loan loss reserves related to its TRSs as New Residential believes that it is more likely than not that these deferred tax assets will be realized.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2016	$10,054
Increase related to net operating losses and loan loss reserves	4,720
Decrease related to changes in tax rates	(3,845)
Other increase (decrease)	1,475
Valuation allowance at December 31, 2017	12,404
Increase related to net operating losses and loan loss reserves	18,769
Decrease related to changes in tax rates	—
Other increase (decrease)	(31,173)
Valuation allowance at December 31, 2018	$—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

New Residential and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, New Residential is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2015. New Residential recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As of December 31, 2018, New Residential has no material uncertainties to be recognized. New Residential does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2018(A)	$1.60	78.03%	1.03%	20.94%
2017(B)	1.94	66.64%	7.83%	25.53%
2016	1.38	96.13%	3.87%	—%

(A)	The entire $0.50 per share dividend declared in December 2018 and paid in January 2019 is treated as received by stockholders in 2019.

(B)	The entire $0.50 per share dividend declared in December 2017 and paid in January 2018 is treated as received by stockholders in 2018.

18. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2018 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On December 20, 2018, New Residential’s board of directors declared a fourth quarter 2018 dividend of $0.50 per common share or $184.6 million, which was paid on January 25, 2019 to stockholders of record as of December 31, 2018.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

19. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is an unaudited summary information on New Residential’s quarterly operations.

2018	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$383,573	$403,805	$425,524	$451,321	$1,664,223
Interest expense	124,387	133,916	162,806	185,324	606,433
Net interest income	259,186	269,889	262,718	265,997	1,057,790
Impairment
Other-than-temporary impairment (OTTI) on securities	6,670	12,631	3,889	6,827	30,017
Valuation and loss provision (reversal) on loans and real estate owned	19,007	3,658	5,471	32,488	60,624
	25,677	16,289	9,360	39,315	90,641
Net interest income after impairment	233,509	253,600	253,358	226,682	967,149
Servicing revenue, net	217,236	146,193	175,355	(10,189)	528,595
Gain on sale of originated mortgage loans, net	—	—	45,732	43,285	89,017
Other income (loss)(A)	264,524	(96,812)	(83,298)	(128,671)	(44,257)
Operating Expenses	107,817	119,753	192,107	189,727	609,404
Income Before Income Taxes	607,452	183,228	199,040	(58,620)	931,100
Income tax (benefit) expense	(6,912)	(2,608)	3,563	(67,474)	(73,431)
Net Income	$614,364	$185,836	$195,477	$8,854	$1,004,531
Noncontrolling Interests in Income of Consolidated Subsidiaries	$10,111	$11,078	$10,869	$8,506	$40,564
Net Income Attributable to Common Stockholders	$604,253	$174,758	$184,608	$348	$963,967
Net Income Per Share of Common Stock
Basic	$1.83	$0.52	$0.54	$—	$2.82
Diluted	$1.81	$0.51	$0.54	$—	$2.81
Weighted Average Number of Shares of Common Stock Outstanding
Basic	330,384,856	336,311,253	340,044,440	358,044,646	341,268,923
Diluted	333,380,436	339,538,503	340,868,403	358,509,094	343,137,361
Dividends Declared per Share of Common Stock	$0.50	$0.50	$0.50	$0.50	$2.00

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

2017	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$292,538	$471,952	$397,722	$357,467	$1,519,679
Interest expense	98,229	115,157	125,278	122,201	460,865
Net interest income	194,309	356,795	272,444	235,266	1,058,814
Impairment
Other-than-temporary impairment (OTTI) on securities	2,112	5,115	1,509	1,598	10,334
Valuation and loss provision (reversal) on loans and real estate owned	17,910	20,771	26,700	10,377	75,758
	20,022	25,886	28,209	11,975	86,092
Net interest income after impairment	174,287	330,909	244,235	223,291	972,722
Servicing revenue, net	40,602	170,851	58,014	154,882	424,349
Other (loss) income(A)	(3,694)	57,847	87,145	66,488	207,786
Operating Expenses	68,441	139,360	117,060	97,716	422,577
Income Before Income Taxes	142,754	420,247	272,334	346,945	1,182,280
Income tax expense	5,596	82,844	32,613	46,575	167,628
Net Income	$137,158	$337,403	$239,721	$300,370	$1,014,652
Noncontrolling Interests in Income of Consolidated Subsidiaries	$15,780	$15,671	$13,600	$12,068	$57,119
Net Income Attributable to Common Stockholders	$121,378	$321,732	$226,121	$288,302	$957,533
Net Income Per Share of Common Stock
Basic	$0.42	$1.05	$0.74	$0.94	$3.17
Diluted	$0.42	$1.04	$0.73	$0.93	$3.15
Weighted Average Number of Shares of Common Stock Outstanding
Basic	286,600,324	307,344,874	307,361,309	307,361,309	302,238,065
Diluted	288,241,188	309,392,512	309,207,345	310,388,102	304,381,388
Dividends Declared per Share of Common Stock	$0.48	$0.50	$0.50	$0.50	$1.98

(A)	Earnings from investments in equity method investees is included in other income.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2018 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors,” “Executive Officers” and “Security Ownership of Management and Certain Beneficial Owners-Section 16(a) of Beneficial Ownership Reporting Compliance.”

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

See also “Nonqualified Stock Option and Incentive Award Plan” in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, Director Independence.

The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement under the headings “Proposal No. 1 Election of Directors—Determination of Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to our Definitive Proxy Statement under the heading “Proposal No. 2 Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

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

10.47#
Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.48#
First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.49#
Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50
Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.51
Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.52#
Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.53#
New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.54#
Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.55#
Subservicing Agreement, dated as of August 17, 2018, by and between New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.55 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

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

February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 15, 2019		February 15, 2019

By:	/s/ Kevin J. Finnerty	By:	/s/ David Schneider
Kevin J. Finnerty		David Schneider
Director		Chief Accounting Officer
February 15, 2019		(Principal Accounting Officer)
February 15, 2019

By:	/s/ Douglas L. Jacobs
Douglas L. Jacobs
Director
February 15, 2019

By:	/s/ Robert J. McGinnis
Robert J. McGinnis
Director
February 15, 2019

By:	/s/ David Saltzman
David Saltzman
Director
February 15, 2019

By:	/s/ Andrew Sloves
Andrew Sloves
Director
February 15, 2019

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director
February 15, 2019