Form 10-Q
period 2019-03-31
New Residential Investment Corp.
filed 2019-05-02
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or
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

(Former name, former address and former fiscal year, if changed since last report) N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NRZ	New York Stock Exchange (NYSE)
Common stock, $0.01 par value per share: 415,429,677 shares outstanding as of May 1, 2019.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$436,137	$447,860
Excess mortgage servicing rights, equity method investees, at fair value	143,200	147,964
Mortgage servicing rights, at fair value	3,017,453	2,884,100
Mortgage servicing rights financing receivables, at fair value	1,717,872	1,644,504
Servicer advance investments, at fair value(A)	697,628	735,846
Real estate and other securities, available-for-sale	9,747,450	11,636,581
Residential mortgage loans, held-for-investment (includes $119,512 and $121,088 at fair value at March 31, 2019 and December 31, 2018, respectively)(A)	672,350	735,329
Residential mortgage loans, held-for-sale	997,164	932,480
Residential mortgage loans, held-for-sale, at fair value	3,204,322	2,808,529
Real estate owned	109,154	113,410
Residential mortgage loans subject to repurchase	140,135	121,602
Consumer loans, held-for-investment(A)	1,005,660	1,072,202
Consumer loans, equity method investees	51,528	38,294
Cash and cash equivalents(A)	340,911	251,058
Restricted cash	168,128	164,020
Servicer advances receivable	3,036,692	3,277,796
Trades receivable	7,049,723	3,925,198
Deferred tax asset, net	17,719	65,832
Other assets	856,342	688,408
	$33,409,568	$31,691,013
Liabilities and Equity
Liabilities
Repurchase agreements	$18,441,806	$15,553,969
Notes and bonds payable (includes $116,124 and $117,048 at fair value at March 31, 2019 and December 31, 2018, respectively)(A)	6,952,102	7,102,266
Trades payable	206,638	2,048,348
Residential mortgage loans repurchase liability	140,135	121,602
Due to affiliates	27,885	101,471
Dividends payable	207,715	184,552
Accrued expenses and other liabilities(A)	521,078	490,510
	26,497,359	25,602,718
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 415,429,677 and 369,104,429 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4,155	3,692
Additional paid-in capital	5,497,838	4,746,242
Retained earnings	768,592	830,713
Accumulated other comprehensive income (loss)	551,696	417,023
Total New Residential stockholders’ equity	6,822,281	5,997,670
Noncontrolling interests in equity of consolidated subsidiaries	89,928	90,625
Total Equity	6,912,209	6,088,295
	$33,409,568	$31,691,013

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(dollars in thousands)

(A)
New Residential’s Condensed Consolidated Balance Sheets include the assets and liabilities of certain consolidated VIEs, Advance Purchaser LLC (the “Buyer”) (Note 6), the RPL Borrowers (defined in Note 8), Shellpoint Asset Funding Trust 2013-1 (“SAFT 2013-1”) and the Shelter retail mortgage origination joint ventures (“Shelter JVs”) (Note 8) and the Consumer Loan SPVs (Note 9), which primarily hold investments in Servicer Advance Investments, residential mortgage loans and consumer loans, respectively, financed with notes and bonds payable. The balance sheets of the Buyer, the RPL Borrowers, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs are included in Notes 6, 8 and 9, respectively. The creditors of the Buyer, the RPL Borrowers, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs do not have recourse to the general credit of New Residential and the assets of the Buyer, the RPL Borrowers, SAFT 2013-1, Shelter JVs and the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income	$438,867	$383,573
Interest expense	212,832	124,387
Net Interest Income	226,035	259,186

Impairment
Other-than-temporary impairment (OTTI) on securities	7,516	6,670
Valuation and loss provision (reversal) on loans and real estate owned (REO)	5,280	19,007
	12,796	25,677

Net interest income after impairment	213,239	233,509
Servicing revenue, net	165,853	217,236
Gain on sale of originated mortgage loans, net	43,984	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	4,627	(45,691)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	2,612	523
Change in fair value of investments in mortgage servicing rights financing receivables	(36,379)	271,076
Change in fair value of servicer advance investments	7,903	(79,476)
Change in fair value of investments in residential mortgage loans	14,563	—
Change in fair value of derivative instruments	(23,767)	2,446
Gain (loss) on settlement of investments, net	(27,323)	103,302
Earnings from investments in consumer loans, equity method investees	4,311	4,806
Other income (loss), net	12,673	7,538
	(40,780)	264,524

Operating Expenses
General and administrative expenses	98,940	20,007
Management fee to affiliate	17,960	15,110
Incentive compensation to affiliate	12,958	14,589
Loan servicing expense	9,603	11,514
Subservicing expense	40,926	46,597
	180,387	107,817

Income Before Income Taxes	201,909	607,452
Income tax expense (benefit)	45,997	(6,912)
Net Income	$155,912	$614,364
Noncontrolling Interests in Income of Consolidated Subsidiaries	$10,318	$10,111
Net Income Attributable to Common Stockholders	$145,594	$604,253

Net Income Per Share of Common Stock
Basic	$0.37	$1.83
Diluted	$0.37	$1.81

Weighted Average Number of Shares of Common Stock Outstanding
Basic	388,279,931	330,384,856
Diluted	388,601,075	333,380,436

Dividends Declared per Share of Common Stock	$0.50	$0.50

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Comprehensive income (loss), net of tax
Net income	$155,912	$614,364
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	192,353	18,976
Reclassification of net realized (gain) loss on securities into earnings	(57,680)	35,897
	134,673	54,873
Total comprehensive income	$290,585	$669,237
Comprehensive income attributable to noncontrolling interests	$10,318	$10,111
Comprehensive income attributable to common stockholders	$280,267	$659,126

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared	—	—	—	(207,715)	—	(207,715)	—	(207,715)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(11,015)	(11,015)
Issuance of common stock	46,000,000	460	751,199	—	—	751,659	—	751,659
Option exercise	297,096	3	(3)	—	—	—	—	—
Purchase of noncontrolling interests in the Buyer	—	—	—	—	—	—	—	—
Other dilution	—	—	—	—	—	—	—	—
Director share grants	28,152	—	400	—	—	400	—	400
Comprehensive income (loss)
Net income (loss)	—	—	—	145,594	—	145,594	10,318	155,912
Net unrealized gain (loss) on securities	—	—	—	—	192,353	192,353	—	192,353
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(57,680)	(57,680)	—	(57,680)
Total comprehensive income (loss)						280,267	10,318	290,585
Equity - March 31, 2019	415,429,677	$4,155	$5,497,838	$768,592	$551,696	$6,822,281	$89,928	$6,912,209

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$155,912	$614,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	(4,627)	45,691
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(2,612)	(523)
Change in fair value of investments in mortgage servicing rights financing receivables	36,379	(271,076)
Change in fair value of servicer advance investments	(7,903)	79,476
Change in fair value of residential mortgage loans, at fair value, and notes and bonds payable, at fair value	(13,426)	—
(Gain) / loss on settlement of investments (net)	27,323	(103,302)
(Gain) / loss on sale of originated mortgage loans (net)	(43,984)	—
Earnings from investments in consumer loans, equity method investees	(4,311)	(4,806)
Unrealized (gain) / loss on derivative instruments	23,767	(2,446)
Changes in fair value of contingent consideration	2,045	—
Unrealized (gain) / loss on other ABS	(6,679)	313
(Gain) / loss on transfer of loans to REO	(4,984)	(4,170)
(Gain) / loss on transfer of loans to other assets	521	(55)
(Gain) / loss on Excess MSR recapture agreements	(307)	(2,905)
(Gain) / loss on Ocwen common stock	(2,786)	(5,772)
Accretion and other amortization	(152,894)	(177,371)
Other-than-temporary impairment	7,516	6,670
Valuation and loss provision on loans and real estate owned	5,280	19,007
Non-cash portions of servicing revenue, net	56,910	(74,666)
Non-cash directors’ compensation	400	420
Deferred tax provision	46,331	(9,056)
Changes in:
Servicer advances receivable	241,531	189,207
Other assets	(148,797)	(19,593)
Due to affiliates	(73,586)	(68,669)
Accrued expenses and other liabilities	(6,728)	25,590
Other operating cash flows:
Interest received from excess mortgage servicing rights	5,327	9,702
Interest received from servicer advance investments	7,361	9,130
Interest received from Non-Agency RMBS	69,838	45,104
Interest received from residential mortgage loans	12,226	1,728
Interest received from PCD consumer loans, held-for-investment	8,329	7,190
Distributions of earnings from excess mortgage servicing rights, equity method investees	2,807	4,938
Distributions of earnings from consumer loan equity method investees	552	1,449
Purchases of residential mortgage loans, held-for-sale	(1,328,148)	(494,207)
Origination of residential mortgage loans, held-for-sale	(2,010,029)	—
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	2,727,071	659,559
Principal repayments from purchased residential mortgage loans, held-for-sale	73,982	32,738
Net cash provided by (used in) operating activities	(300,393)	513,659

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Investing Activities
Purchase of servicer advance investments	(483,772)	(853,672)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(272,696)	(371,165)
Purchase of Agency RMBS	(6,971,839)	(1,116,130)
Purchase of Non-Agency RMBS	(249,520)	(461,358)
Purchase of residential mortgage loans	—	(194)
Purchase of real estate owned and other assets	(9,823)	(4,160)
Purchase of investment in consumer loans, equity method investees	(23,442)	(83,227)
Draws on revolving consumer loans	(15,241)	(8,020)
Payments for settlement of derivatives	(48,769)	(32,487)
Return of investments in excess mortgage servicing rights	16,445	16,358
Return of investments in excess mortgage servicing rights, equity method investees	4,569	2,464
Return of investments in consumer loans, equity method investees	13,967	79,248
Principal repayments from servicer advance investments	529,616	752,663
Principal repayments from Agency RMBS	74,037	19,757
Principal repayments from Non-Agency RMBS	330,185	200,077
Principal repayments from residential mortgage loans	27,970	28,337
Proceeds from sale of residential mortgage loans	34,494	780
Principal repayments from consumer loans	68,948	62,805
Proceeds from sale of mortgage servicing rights financing receivables	6,913	—
Proceeds from sale of Agency RMBS	3,911,838	1,876,403
Proceeds from sale of Non-Agency RMBS	228,000	—
Proceeds from settlement of derivatives	36,362	77,165
Proceeds from sale of real estate owned	38,825	30,598
Net cash provided by (used in) investing activities	(2,752,933)	216,242

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Financing Activities
Repayments of repurchase agreements	(40,803,763)	(16,316,397)
Margin deposits under repurchase agreements and derivatives	(841,807)	(309,178)
Repayments of notes and bonds payable	(2,210,352)	(2,556,961)
Payment of deferred financing fees	(115)	(7,109)
Common stock dividends paid	(184,552)	(153,681)
Borrowings under repurchase agreements	43,688,820	15,286,068
Return of margin deposits under repurchase agreements and derivatives	701,370	321,626
Borrowings under notes and bonds payable	2,057,042	2,508,665
Issuance of common stock	752,112	482,696
Costs related to issuance of common stock	(453)	(442)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(11,015)	(18,317)
Purchase of noncontrolling interests	—	—
Net cash provided by (used in) financing activities	3,147,287	(763,030)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	93,961	(33,129)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	415,078	446,050

Cash, Cash Equivalents, and Restricted Cash, End of Period	$509,039	$412,921

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$194,241	$124,748
Cash paid during the period for income taxes	79	335

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$207,715	$168,068
Purchase of Agency and Non-Agency RMBS, settled after quarter end	206,638	1,116,948
Sale of investments, primarily Agency RMBS, settled after quarter end	7,049,723	1,083,558
Transfer from residential mortgage loans to real estate owned and other assets	29,058	18,228
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	33,134	—
Non-cash distributions from LoanCo	—	12,613
MSR purchase price holdback	(289)	174
Shellpoint Acquisition purchase price holdback	—	—
Shellpoint Acquisition contingent consideration	—	—
Real estate securities retained from loan securitizations	96,799	75,950
Residential mortgage loans subject to repurchase	140,135	—
Ocwen transaction (Note 5) - excess mortgage servicing rights	—	638,567
Ocwen transaction (Note 5) - servicer advance investments	—	3,175,891
Ocwen transaction (Note 5) - mortgage servicing rights financing receivables, at fair value	—	1,017,993

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
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

As of March 31, 2019, New Residential conducted its business through the following segments: (i) Servicing and Originations, (ii) Residential Securities and Loans, (iii) Consumer Loans and (iv) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of March 31, 2019. In addition, Fortress, through its affiliates, held options relating to approximately 8.8 million shares of New Residential’s common stock as of March 31, 2019.

Interim Financial Statements

The accompanying condensed consolidated financial statements and related notes of New Residential have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with New Residential’s consolidated financial statements for the year ended December 31, 2018 and notes thereto included in New Residential’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Capitalized terms used herein, and not otherwise defined, are defined in New Residential’s consolidated financial statements for the year ended December 31, 2018. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02 is effective for New Residential in the first quarter of 2019. Early adoption is permitted upon issuance. An entity should apply ASU No. 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. The adoption of ASU No. 2016-02 did not have a material impact on the condensed consolidated financial statements (see Notes 2 and 14 for details).

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

Shellpoint is a vertically integrated mortgage platform with established origination and servicing capabilities and provides New Residential with in-house servicing, asset origination and recapture capabilities. The results of Shellpoint’s operations have been included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2019 and represent $110.6 million and $38.9 million of revenue and net income, respectively.

The acquisition date fair value of the consideration transferred includes $212.3 million in cash consideration, $39.3 million in contingent consideration and $173.9 million in effective settlement of preexisting relationships. The total consideration is summarized as follows:

Total Consideration (in millions)	Amount
Cash Consideration	$212.3
Earnout Payment(A)	39.3
Effective Settlement of Preexisting Relationships(B)	173.9
Total Consideration	$425.5

(A)
The range of outcomes for this contingent consideration is from $0 to $60.0 million, dependent on the performance of Shellpoint. New Residential derived a fair value of the contingent consideration payment in three years of $39.3 million. This amount excludes contingent payments to the long-term employee incentive plans that require continuing employment and are recognized as compensation expense within General and Administrative expenses in the post-acquisition consolidated financial statements separate from New Residential’s acquisition of assets and assumption of liabilities in the business combination. As of March 31, 2019, the contingent consideration had a fair value of $42.9 million.

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
March 31, 2019
(dollars in tables in thousands, except share data)

New Residential has performed an allocation of the total consideration of $425.5 million to Shellpoint’s assets and liabilities, as set forth below. The final amount and allocation of total consideration reflects certain measurement period adjustments identified during the fourth quarter of 2018.

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

The goodwill of $24.6 million primarily includes the synergies and benefits expected to result from combining operations with Shellpoint and adding in-house servicing, asset origination and recapture capabilities. The full amount of goodwill for tax purposes of $24.6 million is expected to be deductible. New Residential will assess the goodwill annually on October 1 and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred. Based on New Residential’s assessment performed, there were no indicators of impairment as of March 31, 2019.

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
March 31, 2019
(dollars in tables in thousands, except share data)

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Originations Revenue, which is comprised of 1) servicing revenue, net and 2) gain on sale of originated mortgage loans, net, and Income Before Income Taxes for the three months ended March 31, 2019 and 2018 prepared as if the Shellpoint Acquisition had been consummated on January 1, 2018.

	Three Months Ended March 31,
	2019	2018
Pro Forma
Servicing and Originations Revenue	$209,748	$217,236
Income Before Income Taxes	193,261	614,598

The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the Shellpoint Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Shellpoint Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Shellpoint Acquisition occurred on January 1, 2018.

2.	OTHER INCOME, GENERAL AND ADMINISTRATIVE, OTHER ASSETS AND LIABILITIES

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Gain (loss) on sale of real estate securities, net	$65,196	$(29,227)
Gain (loss) on sale of acquired residential mortgage loans, net	17,534	(14,651)
Gain (loss) on settlement of derivatives	(93,076)	37,363
Gain (loss) on liquidated residential mortgage loans	(996)	(385)
Gain (loss) on sale of REO	(1,725)	(2,800)
Gains on settlement of investments in excess MSRs and servicer advance investments	—	113,002
Other gains (losses)	(14,256)	—
	$(27,323)	$103,302

Other income (loss), net, is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Unrealized gain (loss) on other ABS	$6,679	$(313)
Unrealized gain (loss) on notes and bonds payable	(1,137)	—
Unrealized gain (loss) on contingent consideration	(2,045)	—
Gain (loss) on transfer of loans to REO	4,984	4,170
Gain (loss) on transfer of loans to other assets	(521)	55
Gain (loss) on Excess MSR recapture agreements	307	2,905
Gain (loss) on Ocwen common stock	2,786	5,772
Other income (loss)	1,620	(5,051)
	$12,673	$7,538

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

General and Administrative Expenses is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Compensation and benefits expense	$56,611	$—
Legal and professional expense	13,292	11,910
Loan origination expense	10,269	—
Occupancy expense	4,179	—
Other(A)	14,589	8,097
	$98,940	$20,007

(A)	Represents miscellaneous general and administrative expenses.

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
Margin receivable, net(A)	$219,670	$145,857	MSR purchase price holdback	$100,304	$100,593
Servicing fee receivables	124,695	105,563	Accounts payable	69,929	75,591
Due from servicers	110,940	95,261	Derivative liabilities (Note 10)	69,382	29,389
Principal and interest receivable	83,399	76,015	Interest payable	66,510	49,352
Equity investment(B)	74,249	74,323	Due to servicers	64,790	95,419
Other receivables	43,164	23,723	Contingent Consideration	42,887	40,842
Goodwill	24,645	24,645	Excess spread financing, at fair value	37,787	39,304
Receivable from government agency(C)	19,011	20,795	Operating lease liability	17,975	—
Intangible assets	18,866	18,708	Reserve for sales recourse	6,641	5,880
Prepaid expenses	18,786	29,165	Other liabilities	44,873	54,140
Operating lease right-of-use asset	17,975	—		$521,078	$490,510
Derivative assets (Note 10)	14,783	10,893
Ocwen common stock, at fair value	10,564	7,778
Other assets	75,595	55,682
	$856,342	$688,408

(A)	Represents collateral posted primarily as a result of changes in fair value of our 1) real estate securities securing our repurchase agreements and 2) derivative instruments.

(B)	Represents an indirect equity investment in a commercial redevelopment project. The investment is accounted for at fair value based on the net asset value (“NAV”) of New Residential’s investment.

(C)
Represents claims receivable from the FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Accretion of servicer advances receivable discount and servicer advance investments	$7,511	$77,640
Accretion of excess mortgage servicing rights income	5,115	9,359
Accretion of net discount on securities and loans(A)	141,586	92,708
Amortization of deferred financing costs	(863)	(1,874)
Amortization of discount on notes and bonds payable	(455)	(462)
	$152,894	$177,371

(A)	Includes accretion of the accretable yield on PCD loans.

3.	SEGMENT REPORTING

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2019
Interest income	$131,800	$204,473	$58,189	$44,405	$—	$438,867
Interest expense	66,486	101,300	35,851	9,195	—	212,832
Net interest income (expense)	65,314	103,173	22,338	35,210	—	226,035
Impairment	—	7,516	(5,804)	11,084	—	12,796
Servicing revenue, net	165,853	—	—	—	—	165,853
Gain on sale of originated mortgage loans, net	43,984	—	—	—	—	43,984
Other income (loss)	(13,464)	(46,958)	12,399	4,531	2,712	(40,780)
Operating expenses	126,842	1,189	9,320	7,427	35,609	180,387
Income (Loss) Before Income Taxes	134,845	47,510	31,221	21,230	(32,897)	201,909
Income tax expense (benefit)	39,374	—	6,544	79	—	45,997
Net Income (Loss)	$95,471	$47,510	$24,677	$21,151	$(32,897)	$155,912
Noncontrolling interests in income (loss) of consolidated subsidiaries	$2,858	$—	$—	$7,460	$—	$10,318
Net income (loss) attributable to common stockholders	$92,613	$47,510	$24,677	$13,691	$(32,897)	$145,594

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
March 31, 2019
Investments	$7,073,330	$9,747,450	$4,062,085	$1,057,188	$—	$21,940,053
Cash and cash equivalents	256,617	6,771	3,879	14,344	59,300	340,911
Restricted cash	128,302	—	—	39,826	—	168,128
Other assets	3,330,929	7,236,001	153,418	62,916	152,567	10,935,831
Goodwill	24,645	—	—	—	—	24,645
Total assets	$10,813,823	$16,990,222	$4,219,382	$1,174,274	$211,867	$33,409,568
Debt	$6,512,087	$14,535,826	$3,376,964	$969,031	$—	$25,393,908
Other liabilities	470,905	317,701	58,237	16,573	240,035	1,103,451
Total liabilities	6,982,992	14,853,527	3,435,201	985,604	240,035	26,497,359
Total equity	3,830,831	2,136,695	784,181	188,670	(28,168)	6,912,209
Noncontrolling interests in equity of consolidated subsidiaries	60,531	—	—	29,397	—	89,928
Total New Residential stockholders’ equity	$3,770,300	$2,136,695	$784,181	$159,273	$(28,168)	$6,822,281
Investments in equity method investees	$143,200	$—	$—	$51,528	$—	$194,728

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2018
Interest income	$194,768	$101,133	$34,392	$52,648	$632	$383,573
Interest expense	55,030	41,530	16,311	11,516	—	124,387
Net interest income (expense)	139,738	59,603	18,081	41,132	632	259,186
Impairment	—	6,670	5,183	13,824	—	25,677
Servicing revenue, net	217,236	—	—	—	—	217,236
Gain on sale of originated mortgage loans, net	—	—	—	—	—	—
Other income (loss)	263,311	10,569	(20,217)	5,090	5,771	264,524
Operating expenses	52,483	297	8,947	9,437	36,653	107,817
Income (Loss) Before Income Taxes	567,802	63,205	(16,266)	22,961	(30,250)	607,452
Income tax expense (benefit)	(7,156)	—	—	244	—	(6,912)
Net Income (Loss)	$574,958	$63,205	$(16,266)	$22,717	$(30,250)	$614,364
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,383	$—	$—	$8,728	$—	$10,111
Net income (loss) attributable to common stockholders	$573,575	$63,205	$(16,266)	$13,989	$(30,250)	$604,253

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Total
Balance as of December 31, 2018	$445,328	$2,532	$447,860
Purchases	—	—	—
Interest income	5,114	1	5,115
Other income	307	—	307
Proceeds from repayments	(21,638)	(134)	(21,772)
Proceeds from sales	—	—	—
Change in fair value	4,641	(14)	4,627
Balance as of March 31, 2019	$433,752	$2,385	$436,137

(A)	Specialized Loan Servicing LLC (“SLS”).

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	March 31, 2019							December 31, 2018
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency
Original and Recaptured Pools	$50,945,281	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.5	$193,115	$215,787	$226,452
Recapture Agreements	—	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	12.2	14,520	32,651	30,935
	50,945,281				6.0	207,635	248,438	257,387

Non-Agency(E)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$52,082,671	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.7	$133,652	$169,673	$172,712
Recapture Agreements	—	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	12.7	3,690	18,026	17,761
	52,082,671				5.9	137,342	187,699	190,473
Total	$103,027,952				6.0	$344,977	$436,137	$447,860

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
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

(E)
New Residential also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of March 31, 2019 (Note 6) on $38.1 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Original and Recaptured Pools	$1,518	$(43,122)
Recapture Agreements	3,109	(2,569)
	$4,627	$(45,691)

As of March 31, 2019, a weighted average discount rate of 8.3% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	March 31, 2019	December 31, 2018
Excess MSR assets	$261,808	$269,203
Other assets	25,279	27,411
Other liabilities	(687)	(687)
Equity	$286,400	$295,927
New Residential’s investment	$143,200	$147,964

New Residential’s ownership	50.0%	50.0%

	Three Months Ended March 31,
	2019	2018
Interest income	$4,070	$5,227
Other income (loss)	1,170	(4,181)
Expenses	(16)	—
Net income (loss)	$5,224	$1,046

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

New Residential’s investments in equity method investees changed during the three months ended March 31, 2019 as follows:

Balance at December 31, 2018	$147,964
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(2,807)
Distributions of capital from equity method investees	(4,569)
Change in fair value of investments in equity method investees	2,612
Balance at March 31, 2019	$143,200

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	March 31, 2019
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$40,610,966	66.7%	50.0%	$170,999	$221,306	5.3
Recapture Agreements	—	66.7%	50.0%	19,049	40,502	12.1
Total	$40,610,966			$190,048	$261,808	6.0

(A)	The remaining interests are held by Nationstar.

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
March 31, 2019
(dollars in tables in thousands, except share data)

5.	INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MORTGAGE SERVICING RIGHTS FINANCING RECEIVABLES

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed or otherwise eligible mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the Federal Housing Administration (“FHA”) to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Condensed Consolidated Statements of Income. As of March 31, 2019, these subservicers include Nationstar, Ocwen, Ditech Financial LLC (“Ditech”), PHH Mortgage Corporation (“PHH”), LoanCare, LLC (“LoanCare”), and Flagstar Bank, FSB (“Flagstar”), which subservice 25.4%, 21.3%, 19.9%, 10.2%, 4.3%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables).

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by Ditech, Flagstar and Nationstar. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by Ditech, Flagstar or Nationstar of a loan in the original portfolios.

Shellpoint

On November 29, 2017, concurrently with the Shellpoint Purchaser’s entry into the Shellpoint SPA with Shellpoint, NRM entered into (i) a Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights (the “Shellpoint MSR Purchase Agreement”) with NewRez LLC (“NewRez”, formerly New Penn Financial, LLC), a Delaware limited liability company and a wholly owned subsidiary of Shellpoint, pursuant to which NRM has agreed to purchase from NewRez the mortgage servicing rights relating to a portfolio of Fannie Mae and Freddie Mac mortgage loans having an aggregate UPB of approximately $7.8 billion for a purchase price of approximately $81.0 million (the “Shellpoint MSR Purchase”), which closed on January 16, 2018, and (ii) a Subservicing Agreement (the “Shellpoint Subservicing Agreement”) with NewRez, pursuant to which NewRez has agreed to subservice Fannie Mae and Freddie Mac mortgage loans for which NRM has acquired the right to service such loans.

As a result of the Shellpoint Acquisition completed on July 3, 2018, New Residential, through its wholly owned subsidiary, NewRez, is eligible to hold MSRs associated with loans held in Ginnie Mae MBS.

NewRez, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and NewRez retains the right to service the underlying residential mortgage loans. As the servicer, NewRez, holds an option to repurchase delinquent loans from the securitization at its discretion (“Ginnie Mae Buy-Back Option”). In accordance with the accounting guidance in ASC 860, NewRez recognizes any delinquent loans subject to the Ginnie Mae Buy-Back option and an offsetting repurchase liability on its balance sheet regardless of whether NewRez executes its option to repurchase. As of March 31, 2019, New Residential holds approximately $140.1 million in Residential mortgage loans subject to repurchase and Residential mortgage loans repurchase liability on its condensed consolidated balance sheets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

During the three months ended March 31, 2019, New Residential, through its wholly owned subsidiaries, completed the following MSR acquisitions (in millions):

Date of Acquisition	Collateral Type(A)	UPB (in billions)	Purchase Price
February 28, 2019	Agency	$9.5	$116.7
March 29, 2019	Agency	10.0	126.9
Various(B)	Agency	2.4	32.6
Total		$21.9	$276.2

(A)	“Agency” represents Fannie Mae and Freddie Mac MSRs.

(B)	Represents Flow MSR acquisitions from Ditech and various counterparties for the three months ended March 31, 2019.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Three Months Ended March 31,
	2019	2018
Servicing fee revenue	$183,026	$119,223
Ancillary and other fees	39,737	23,347
Servicing fee revenue and fees	222,763	142,570
Amortization of servicing rights	(72,675)	(55,127)
Change in valuation inputs and assumptions(A) (B)	15,765	129,793
Servicing revenue, net	$165,853	$217,236

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(B)	Includes $0.4 million of fair value adjustment to Excess spread financing for the three months ended March 31, 2019.

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2018	$2,884,100
Purchases	155,747
Transfer Out(A)	(258)
Originations(B)	36,429
Proceeds from sales	—
Amortization of servicing rights(C)	(73,946)
Change in valuation inputs and assumptions(D)	15,381
Balance as of March 31, 2019	$3,017,453

(A)	Represents Ginnie Mae MSRs repurchased.

(B)	Represents MSRs retained on the sale of originated mortgage loans.

(C)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(D)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in MSRs as of March 31, 2019:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency(C)	$232,585,093	6.4	$2,306,585	$2,661,626
Non-Agency	2,312,087	6.3	17,523	22,254
Ginnie Mae	29,307,649	6.9	360,558	333,573
Total	$264,204,829	6.5	$2,684,666	$3,017,453

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of March 31, 2019, a weighted average discount rate of 8.1% was used to value New Residential’s investments in MSRs.

(C)	Represents Fannie Mae and Freddie Mac MSRs.

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

PHH Transaction

On December 28, 2016, NRM entered into an agreement with PHH to purchase the MSRs, and related servicer advance receivables, with respect to $54.1 billion in total UPB of seasoned Agency residential mortgage loans. Concurrently with the purchase agreement, NRM entered into a subservicing agreement with PHH, pursuant to which PHH Mortgage, a wholly owned subsidiary of PHH, subservices the residential mortgage loans underlying the MSRs acquired by NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP. New Residential has entered into a recapture agreement with respect to each of its MSR investments subserviced by PHH. Under the recapture agreement, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH of a loan in the original portfolio.

Ocwen Transaction

On July 23, 2017, Ocwen and New Residential entered into a Master Agreement (the “Ocwen Master Agreement”) and a Transfer Agreement (the “Ocwen Transfer Agreement”) pursuant to which Ocwen and New Residential agreed to undertake certain actions to facilitate the transfer from Ocwen to New Residential of Ocwen’s remaining interests in the mortgage servicing rights relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion that are subject to the Original Ocwen Agreements (the “Ocwen Subject MSRs”) and with respect to which New Residential holds the Rights to MSRs (as defined in the Original Ocwen Agreements). New Residential and Ocwen concurrently entered into a subservicing agreement pursuant to which Ocwen will subservice the mortgage loans related to the Ocwen Subject MSRs that are transferred to New Residential pursuant to the Ocwen Master Agreement and Ocwen Transfer Agreement.

On January 18, 2018, New Residential entered into a new agreement regarding the rights to MSRs (the “New Ocwen RMSR Agreement”) including a servicing addendum thereto (the “Ocwen Servicing Addendum”), Amendment No. 1 to Transfer Agreement (the “New Ocwen Transfer Agreement”) and a Brokerage Services Agreement (the “Ocwen Brokerage Services Agreement” and, collectively, the “New Ocwen Agreements”) with Ocwen. The New Ocwen Agreements amend and supplement the arrangements among the parties set forth in the Original Ocwen Agreements, the Ocwen Master Agreement, the Ocwen Transfer Agreement, and the Ocwen Subservicing Agreement (together with the Original Ocwen Agreements, the Ocwen Master Agreement, and the Ocwen Transfer Agreement, the “Existing Ocwen Agreements”). NRM made a lump-sum “Fee Restructuring Payment”

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

of $279.6 million to Ocwen on January 18, 2018, the date of the New Ocwen RMSR Agreement, with respect to such Existing Ocwen Subject MSRs.

Under the Existing Ocwen Agreements, Ocwen sold and transferred to New Residential certain “Rights to MSRs” and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion as of the opening balances in January 2018 (the “Existing Ocwen Subject MSRs”). The New Ocwen Agreements and NRM’s Fee Restructuring Payment resulted in a new investment structured as a transfer of the full interests and economics of the Ocwen subject MSRs.

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

As of March 31, 2019, MSRs representing approximately $64.4 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP.

Nationstar Transaction

On February 28, 2019, NRM entered into an agreement with Nationstar to purchase the MSRs, and related servicer advance receivables, with respect to $9.5 billion in total UPB of seasoned Agency residential mortgage loans. The residential mortgage loans underlying the MSRs acquired by NRM are subserviced by Nationstar pursuant to an existing subservicing agreement with NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and Nationstar, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP.

Interest income from investments in mortgage servicing rights financing receivables was comprised of the following:

	Three Months Ended March 31,
	2019	2018
Servicing fee revenue	$126,244	$201,952
Ancillary and other fees	31,324	30,235
Less: subservicing expense	(55,662)	(65,706)
Interest income, investments in mortgage servicing rights financing receivables	$101,906	$166,481

Change in fair value of investments in mortgage servicing rights financing receivables was comprised of the following:

	Three Months Ended March 31,
	2019	2018
Amortization of servicing rights	$(42,876)	$(48,703)
Change in valuation inputs and assumptions(A)	6,938	319,779
(Gain)/loss on sales(B)	(441)	—
Change in fair value of investments in mortgage servicing rights financing receivables	$(36,379)	$271,076

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
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

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivables:

Balance as of December 31, 2018	$1,644,504
Purchases	116,660
Proceeds from sales	(6,913)
Amortization of servicing rights(A)	(42,876)
Change in valuation inputs and assumptions(B)	6,938
(Gain)/loss on sales(C)	(441)
Balance as of March 31, 2019	$1,717,872

(A)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(B)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(C)	Represents the realization of unrealized gain/(loss) as a result of sales.

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivables as of March 31, 2019:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$50,209,316	5.8	$469,479	$509,497
Non-Agency	85,103,729	6.8	901,130	1,208,375
Total	$135,313,045	6.4	$1,370,609	$1,717,872

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of March 31, 2019, a weighted average discount rate of 9.7% was used to value New Residential’s investments in mortgage servicing rights financing receivables.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2019	December 31, 2018
California	21.7%	21.7%
New York	7.5%	7.8%
Florida	6.7%	6.9%
Texas	5.2%	5.3%
New Jersey	4.8%	5.0%
Illinois	3.7%	3.7%
Washington	3.5%	2.3%
Massachusetts	3.5%	3.5%
Maryland	3.3%	3.4%
Pennsylvania	3.0%	3.1%
Other U.S.	37.1%	37.3%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Mortgage Subservicing

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s condensed consolidated balance sheets. The UPB of residential mortgage loans subserviced for others as of March 31, 2019 was $48.5 billion and subservicing revenue of $31.9 million is included within servicing revenue, net in the Condensed Consolidated Statements of Income.

Servicer Advances Receivable

In connection with its investments in MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices described above), which it records at fair value within servicer advances receivable upon acquisition.

In addition to receiving cash flows from the MSRs, NRM and NewRez, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 14). These servicer advances are recorded when advanced and are included in servicer advances receivable.

The following types of advances are included in the Servicer Advances Receivable:

	March 31, 2019	December 31, 2018
Principal and interest advances	$763,283	$793,790
Escrow advances (taxes and insurance advances)	2,010,890	2,186,831
Foreclosure advances	186,099	199,203
Total(A) (B) (C)	$2,960,272	$3,179,824

(A)	Includes $250.6 million and $231.2 million of servicer advances receivable related to Agency MSRs, respectively, recoverable from the Agencies.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

(B)
Includes $42.1 million and $41.6 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from Ginnie Mae. Reserves for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.

(C)	Net of $76.4 million and $98.0 million, respectively, in accrual for advance recoveries.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of March 31, 2019 and December 31, 2018, expected full recovery of the Servicer Advance Receivables.

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

A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 73.2% interest in the Buyer as of March 31, 2019. As of March 31, 2019, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2019, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $322.9 million and $291.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

See Note 5 regarding the New Ocwen Agreements. Subsequent to the New Ocwen Agreements, the Servicer Advance Investments serviced by Ocwen are accounted for as Servicer Advances Receivable, as described in Note 5.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2019
Servicer Advance Investments	$675,679	$697,628	5.6%	5.8%	5.8
As of December 31, 2018
Servicer Advance Investments	$721,801	$735,846	5.9%	5.8%	5.7

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Change in Fair Value of Servicer Advance Investments	$7,903	$(79,476)

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
March 31, 2019
Servicer Advance Investments(D)	$38,055,282	$578,876	1.5%	$532,040	87.4%	86.3%	3.8%	3.1%
December 31, 2018
Servicer Advance Investments(D)	$40,096,998	$620,050	1.5%	$574,117	88.3%	87.2%	3.7%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances are included in the Servicer Advance Investments:

	March 31, 2019	December 31, 2018
Principal and interest advances	$98,657	$108,317
Escrow advances (taxes and insurance advances)	225,012	238,349
Foreclosure advances	255,207	273,384
Total	$578,876	$620,050

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Three Months Ended March 31,
	2019	2018
Interest income, gross of amounts attributable to servicer compensation	$15,076	$20,387
Amounts attributable to base servicer compensation	(1,565)	(1,972)
Amounts attributable to incentive servicer compensation	(6,427)	474
Interest income from Servicer Advance Investments	$7,084	$18,889

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	March 31, 2019	December 31, 2018
Assets
Servicer advance investments, at fair value	$674,607	$713,239
Cash and cash equivalents	29,943	29,833
All other assets	9,608	10,223
Total assets(A)	$714,158	$753,295
Liabilities
Notes and bonds payable	$514,246	$556,340
All other liabilities	2,343	2,442
Total liabilities(A)	$516,589	$558,782

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	March 31, 2019	December 31, 2018
Total Advance Purchaser LLC equity	$197,569	$194,513
Others’ ownership interest	26.8%	26.8%
Others’ interest in equity of consolidated subsidiary	$52,882	$52,066

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended March 31,
	2019	2018
Net Advance Purchaser LLC income	$9,155	$5,085
Others’ ownership interest as a percent of total(A)	26.8%	27.2%
Others’ interest in net income of consolidated subsidiaries	$2,451	$1,383

(A)	Three months ended March 31, 2019 reflects 26.8% for the first three months.

See Note 11 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
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

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Three Months Ended March 31, 2019
	(in millions)
	Agency	Non-Agency
Purchases
Face	$5,024.3	$2,444.0
Purchase Price	5,129.4	349.7

Sales
Face	$6,778.8	$228.0
Amortized Cost	6,914.3	228.0
Sale Price	6,979.4	228.0
Gain (Loss) on Sale	65.1	—

As of March 31, 2019, New Residential had sold and purchased $6.8 billion and $0.2 billion face amount of Agency RMBS for $7.0 billion and $0.2 billion, respectively, and purchased $3.8 million face amount of Non-Agency RMBS for $3.4 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

	March 31, 2019											December 31, 2018
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$789,841	$799,010	$11,398	$(284)	$810,124	27	AAA	3.89%	3.62%	6.1	N/A	$2,665,618
Non-Agency RMBS(H) (I)	21,035,775	8,381,152	606,767	(50,593)	8,937,326	923	B	3.31%	5.56%	6.9	9.9%	8,970,963
Total/ Weighted Average	$21,825,616	$9,180,162	$618,165	$(50,877)	$9,747,450	950	BB-	3.36%	5.39%	6.9		$11,636,581

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 265 bonds with a carrying value of $829.2 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $308.6 million and $2.3 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $0.8 billion for fixed rate securities and $0.0 billion for floating rate securities as of March 31, 2019.

(H)
The total outstanding face amount was $11.3 billion (including $8.8 billion of residual and fair value option notional amount) for fixed rate securities and $9.8 billion (including $1.7 billion of residual and fair value option notional amount) for floating rate securities as of March 31, 2019.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by consumer loans, and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$85,000	$85,000	$—	$(9,350)	$75,650	1	B-	8.25%	8.25%	6.0	N/A
Consumer loan bonds	49,640	49,633	131	(4,502)	45,262	6	B	5.50%	19.84%	1.7	N/A
Fair Value Option Securities:
Interest-only securities	7,656,578	258,768	28,891	(11,981)	275,678	86	AA+	1.42%	6.54%	2.8	N/A
Servicing Strips	1,838,897	22,086	2,155	(195)	24,046	36	N/A	0.27%	6.58%	4.7	N/A

Unrealized losses that are considered other-than-temporary and are attributable to credit losses are recognized currently in earnings. During the three months ended March 31, 2019, New Residential recorded OTTI charges of $7.5 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of March 31, 2019.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$2,990,696	$1,201,237	$(2,000)	$1,199,237	$(35,694)	$1,163,543	112	B+	3.47%	4.83%	6.1
12 or More Months	1,208,284	285,488	(5,516)	279,972	(15,183)	264,789	77	B+	2.58%	6.23%	5.1
Total/Weighted Average	$4,198,980	$1,486,725	$(7,516)	$1,479,209	$(50,877)	$1,428,332	189	B+	3.31%	5.10%	5.9

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of March 31, 2019.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 30 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 18 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2019
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	640,137	658,765	(7,516)	(18,628)
Non-credit impaired securities	788,195	820,444	—	(32,249)
Total debt securities in an unrealized loss position	$1,428,332	$1,479,209	$(7,516)	$(50,877)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of March 31, 2019.

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

The following table summarizes the activity related to credit losses on debt securities:

Three Months Ended March 31, 2019
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$52,803
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	7,029
Additions for credit losses on securities for which an OTTI was not previously recognized	487
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold/paid off during the period	(195)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$60,124

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	March 31, 2019		December 31, 2018
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$8,109,480	38.8%	$7,318,616	37.7%
Southeastern U.S.	4,961,126	23.7%	4,613,314	23.8%
Northeastern U.S.	4,333,893	20.7%	3,829,725	19.7%
Midwestern U.S.	2,112,686	10.1%	2,063,263	10.6%
Southwestern U.S.	1,361,941	6.6%	1,321,853	6.8%
Other(B)	22,009	0.1%	250,833	1.4%
	$20,901,135	100.0%	$19,397,604	100.0%

(A)
Excludes $49.6 million and $56.8 million face amount of bonds backed by consumer loans and $85.0 million and $85.0 million face amount of bonds backed by corporate debt as of March 31, 2019 and December 31, 2018, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the three months ended March 31, 2019, excluding residual and fair value option securities, the face amount of these real estate securities was $229.5 million, with total expected cash flows of $219.2 million and a fair value of $154.3 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
March 31, 2019	$6,396,717	$4,305,463
December 31, 2018	6,385,306	4,217,242

The following is a summary of the changes in accretable yield for these securities:

Three Months Ended March 31, 2019
Balance at December 31, 2018	$2,245,983
Additions	64,864
Accretion	(88,566)
Reclassifications from (to) non-accretable difference	(171,812)
Disposals	—
Balance at March 31, 2019	$2,050,469

See Note 11 regarding the financing of real estate securities.

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. As a result of the Shellpoint Acquisition, New Residential, through its wholly owned subsidiary, NewRez, originates

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Investment, at fair value

•	Loans Held-for-Sale, at lower of cost or fair value

•	Loans Held-for-Sale, at fair value

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	March 31, 2019									December 31, 2018
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Performing Loans(G) (J)	$613,104	$570,480	8,348	8.0%	4.8	20.1%	77.4%	9.3%	647	$591,264
Purchased Credit Deteriorated Loans(H)	143,476	101,870	1,297	8.2%	3.3	18.7%	88.1%	62.0%	595	144,065
Total Residential Mortgage Loans, held-for-investment	$756,580	$672,350	9,645	8.0%	4.5	19.9%	79.4%	19.3%	637	$735,329

Reverse Mortgage Loans(E) (F)	$13,523	$6,500	35	8.3%	4.6	10.9%	145.2%	69.0%	N/A	$6,557
Performing Loans(G) (I)	483,488	486,626	8,129	4.1%	4.0	62.3%	57.0%	6.8%	642	413,883
Non-Performing Loans(H) (I)	611,924	504,038	5,016	5.0%	3.3	13.3%	81.0%	64.5%	536	512,040
Total Residential Mortgage Loans, held-for-sale	$1,108,935	$997,164	13,180	4.7%	3.7	34.7%	71.3%	39.4%	583	$932,480

Acquired Loans	$2,483,358	$2,375,501	16,288	4.4%	7.7	2.8%	73.2%	19.6%	623	$2,153,269
Originated Loans	802,793	828,821	3,124	4.7%	28.6	1.3%	82.3%	15.7%	575	655,260
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$3,286,151	$3,204,322	19,412	4.5%	12.8	2.4%	75.4%	18.6%	611	$2,808,529

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Nationstar holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 59% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of March 31, 2019, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $23.6 million and $48.8 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)
Includes $120.2 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option. Interest earned on loans measured at fair value are reported in other income.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis. Interest earned on loans measured at fair value are reported in other income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2019	December 31, 2018
California	16.1%	16.7%
New York	10.0%	11.7%
Florida	9.4%	8.8%
New Jersey	5.2%	4.7%
Texas	5.1%	5.3%
Georgia	4.7%	2.7%
Illinois	3.8%	4.0%
Maryland	3.7%	3.1%
Pennsylvania	3.2%	3.6%
Massachusetts	3.2%	3.1%
Other U.S.	35.6%	36.3%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans and related assets.

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the three months ended March 31, 2019, New Residential executed calls on a total of 19 trusts and recognized $32.5 million of interest income on securities held in the collapsed trusts and $2.8 million of loss on securitizations accounted for as sales.

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

March 31, 2019
Days Past Due	Delinquency Status(A)
Current	82.4%
30-59	9.7%
60-89	2.7%
90-119(B)	0.7%
120+(C)	4.5%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$591,253
Purchases/additional fundings	—
Proceeds from repayments	(21,992)
Accretion of loan discount (premium) and other amortization(A)	2,599
Provision for loan losses	(386)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(1,348)
Transfers of loans to held for sale	(168)
Fair value adjustment	522
Balance at March 31, 2019	$570,480

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

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

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$—
Provision for loan losses(A)	386
Charge-offs(B)	(386)
Balance at March 31, 2019	$—

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2018	$144,065
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(6,215)
Accretion of loan discount and other amortization	6,235
(Allowance) reversal for loan losses(A)	(2,332)
Transfer of loans to real estate owned	(6,917)
Transfer of loans to held-for-sale	(32,966)
Balance at March 31, 2019	$101,870

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2018	$68,632
Additions	—
Accretion	(6,235)
Reclassifications from (to) non-accretable difference(A)	(704)
Disposals(B)	(1,771)
Transfer of loans to held-for-sale(C)	(7,998)
Balance at March 31, 2019	$51,924

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Loans Held-for-Sale, at Lower of Cost or Fair Value

Activities related to the carrying value of loans held-for-sale, at lower of cost or fair value were as follows:

Balance at December 31, 2018	$932,480
Purchases(A)	245,063
Transfer of loans from held-for-investment(B)	33,134
Sales	(157,009)
Transfer of loans to other assets(C)	(2,244)
Transfer of loans to real estate owned	(13,878)
Proceeds from repayments	(49,562)
Valuation (provision) reversal on loans(D)	9,180
Balance at March 31, 2019	$997,164

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $4.6 million of provision related to the call transactions executed during the three months ended March 31, 2019.

Loans Held-for-Sale, at Fair Value

Activities related to the carrying value of originated loans held-for-sale, at fair value were as follows:

Balance at December 31, 2018	$655,260
Originations	2,017,584
Sales	(1,845,381)
Proceeds from repayments	(3,783)
Transfer of loans to other assets	(208)
Change in fair value	5,349
Balance at March 31, 2019	$828,821

Activities related to the carrying value of acquired loans held-for-sale, at fair value were as follows:

Balance at December 31, 2018	$2,153,269
Purchases(A)	1,083,085
Sales	(855,280)
Proceeds from repayments	(22,950)
Transfer of loans to real estate owned	—
Accretion of loan discount and other amortization	8,685
Change in fair value	8,692
Balance at March 31, 2019	$2,375,501

(A)	Includes an acquisition date fair value adjustment decrease of $14.7 million on loans acquired through call transactions executed during the three months ended March 31, 2019.

Gain on Sale of Originated Mortgage Loans, Net

NewRez, a wholly owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports gain on sale of originated mortgage loans, net in the condensed consolidated statements of income.

Gain on sale of originated mortgage loans, net is summarized below:

Gain on loans originated and sold(A)	$11,698
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(11,423)
MSRs retained on transfer of loans(C)	36,429
Other(D)	7,280
Gain on sale of originated mortgage loans, net	$43,984

(A)	Includes loan origination fees and direct loan origination costs. Other indirect costs related to loan origination are included within general and administrative expenses.

(B)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

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

Real Estate Owned
Balance at December 31, 2018	$113,410
Purchases	9,823
Transfer of loans to real estate owned	27,128
Sales	(40,550)
Valuation (provision) reversal on REO	(657)
Balance at March 31, 2019	$109,154

As of March 31, 2019, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $270.1 million.

In addition, New Residential has recognized $18.9 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

Variable Interest Entities

During the first quarter of 2019, New Residential formed entities (the “RPL Borrowers”) that issued securitized debt collateralized by reperforming residential mortgage loans. New Residential determined that the RPL Borrowers should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the RPL Borrowers and 2) significant variable interests in each of the RPL Borrowers, through their control of the related optional redemption feature and their ownership of certain notes issued by the RPL Borrowers and, therefore, met the primary beneficiary criterion and consolidated the RPL Borrowers. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

	Three Months Ended March 31,
	2019	2018
Assets
Residential mortgage loans	$429,229	$—
Other assets	—	—
Total assets(A)	$429,229	$—
Liabilities
Notes and bonds payable	$377,382	$—
Accounts payable and accrued expenses	2,635	—
Total liabilities(A)	$380,017	$—

(A)
The creditors of the RPL Borrowers do not have recourse to the general credit of New Residential, and the assets of the RPL Borrowers are not directly available to satisfy New Residential’s obligations.

A wholly owned subsidiary of NewRez, Shelter Mortgage Company LLC (“Shelter”) is a mortgage originator specializing in retail origination. Shelter operates its business through a series of joint ventures and was deemed to be the primary beneficiary of the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

The following table presents information on the assets and liabilities of the Shelter JVs.

March 31, 2019
Assets
Cash and cash equivalents	$16,522
Property and equipment, net	124
Intangible assets, net	66
Prepaid expenses and other assets	511
Total assets	$17,223

Liabilities
Accounts payable and accrued expenses	$1,206
Reserve for sales recourse	1,019
Total liabilities	$2,225

Noncontrolling Interests
Noncontrolling interests in the equity of the Shelter JVs is computed as follows:

March 31, 2019
Total consolidated equity of JVs	$14,998
Noncontrolling ownership interest	51.0%
Noncontrolling equity interest in consolidated JVs	$7,649

Total consolidated net income of JVs	$798
Noncontrolling ownership interest in net income	51.0%
Noncontrolling interest in net income of consolidated JVs	$407

As described in “Call Rights” above, New Residential has issued securitizations which were treated as sales under GAAP. New Residential has no obligation to repurchase any loans from these securitizations and its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities. These securitizations are conducted through variable interest entities, of which New Residential is not the primary beneficiary. Additionally, NewRez, a wholly owned subsidiary of New Residential, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinate retained interests. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of March 31, 2019:

Residential mortgage loan UPB	$9,399,416
Weighted average delinquency(A)	2.03%
Net credit losses for the three months ended March 31, 2019	$3,562
Face amount of debt held by third parties(B)	$8,306,631

Carrying value of bonds retained by New Residential(C) (D)	$1,271,126
Cash flows received by New Residential on these bonds for the three months ended March 31, 2019	$62,845

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

(C)	Includes bonds retained pursuant to required risk retention regulations.

(D)
Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 12 for details on unobservable inputs.

9.	INVESTMENTS IN CONSUMER LOANS

New Residential, through newly formed limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of March 31, 2019, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2019
Consumer Loan Companies
Performing Loans	$771,582	53.5%	$811,493	18.9%	3.6	5.3%
Purchased Credit Deteriorated Loans(C)	208,344	53.5%	170,438	15.9%	3.4	11.0%
Other - Performing Loans	25,820	100.0%	23,729	14.3%	0.7	5.0%
Total Consumer Loans, held-for-investment	$1,005,746		$1,005,660	18.1%	3.5	6.4%
December 31, 2018
Consumer Loan Companies
Performing Loans	$815,341	53.5%	$856,563	18.8%	3.6	5.4%
Purchased Credit Deteriorated Loans(C)	221,910	53.5%	182,917	16.0%	3.4	11.6%
Other - Performing Loans	35,326	100.0%	32,722	14.2%	0.8	5.6%
Total Consumer Loans, held-for-investment	$1,072,577		$1,072,202	18.1%	3.5	6.7%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

March 31, 2019
Days Past Due	Delinquency Status(A)
Current	94.8%
30-59	2.0%
60-89	1.2%
90-119(B)	0.8%
120+(B) (C)	1.2%
100.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$889,285
Purchases	—
Additional fundings(A)	15,241
Proceeds from repayments	(57,012)
Accretion of loan discount and premium amortization, net	106
Gross charge-offs	(11,807)
Additions to the allowance for loan losses, net	(591)
Balance at March 31, 2019	$835,222

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2018	$2,604	$2,064	$4,668
Provision (reversal) for loan losses	9,740	591	10,331
Net charge-offs(C)	(10,253)	—	(10,253)
Balance at March 31, 2019	$2,091	$2,655	$4,746

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of March 31, 2019, there are $15.4 million in UPB and $13.3 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $2.1 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2018	$182,917
(Allowance) reversal for loan losses(A)	(692)
Proceeds from repayments	(20,265)
Accretion of loan discount and other amortization	8,478
Balance at March 31, 2019	$170,438

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
March 31, 2019	$208,344	$170,438
December 31, 2018	221,910	182,917

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2018	$126,518
Accretion	(8,478)
Reclassifications from (to) non-accretable difference(A)	1,775
Balance at March 31, 2019	$119,815

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	March 31, 2019	December 31, 2018
Total Consumer Loan Companies equity	$63,602	$66,105
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$29,397	$30,561

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended March 31,
	2019	2018
Net Consumer Loan Companies income (loss)	$16,042	$18,769
Others’ ownership interest as a percent of total	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$7,460	$8,728

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
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

	As of
	March 31, 2019	December 31, 2018
Assets
Consumer loans, held-for-investment	$981,931	$1,039,480
Restricted cash	9,899	10,186
Accrued interest receivable	14,438	15,627
Total assets(A)	$1,006,268	$1,065,293
Liabilities
Notes and bonds payable(B)	$973,158	$1,030,096
Accounts payable and accrued expenses	4,106	3,814
Total liabilities(A)	$977,264	$1,033,910

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

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. WarrantCo is vested in the warrants to purchase an aggregate of 130.9 million Series F convertible preferred stock in ParentCo as of February 28, 2019, and New Residential and LoanCo co-investors are vested in the warrants to purchase an aggregate of 30.0 million Series F convertible preferred stock in ParentCo as of February 28, 2019. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential accounts for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

	March 31, 2019(A)	December 31, 2018(A)
Consumer loans, at fair value	$259,618	$231,560
Warrants, at fair value	118,127	103,067
Other assets	28,525	25,971
Warehouse financing	(205,552)	(182,065)
Other liabilities	(1,056)	(1,142)
Equity	$199,662	$177,391
Undistributed retained earnings	$—	$—
New Residential’s investment	$48,228	$42,875
New Residential’s ownership	24.2%	24.2%

	Three Months Ended March 31,
	2019(B)	2018(B)
Interest income	$7,977	$12,792
Interest expense	(2,822)	(3,368)
Change in fair value of consumer loans and warrants	14,536	13,552
Gain on sale of consumer loans	(446)	(420)
Other expenses	(1,456)	(3,207)
Net income	$17,789	$19,349
New Residential’s equity in net income	$4,311	$4,806
New Residential’s ownership	24.2%	24.8%

(A)	Data as of February 28, 2019 and November 30, 2018, respectively, as a result of the one month reporting lag.

(B)	Data for the periods ended February 28, 2019 and 2018, respectively, as a result of the one month reporting lag.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2019(C)	$259,618	25.0%	$259,618	14.0%	1.3	1.4%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of February 28, 2019 as a result of the one month reporting lag.

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2018	$38,294
Contributions to equity method investees	23,442
Distributions of earnings from equity method investees	(552)
Distributions of capital from equity method investees	(13,967)
Earnings from investments in consumer loans, equity method investees	4,311
Balance at March 31, 2019	$51,528

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

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

As of March 31, 2019, New Residential held to-be-announced forward contract positions (“TBAs”) which were entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

In addition, as of March 31, 2019, New Residential held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivative assets
Interest Rate Caps	Other assets	$—	$3
Interest Rate Swaps(A)	Other assets	191	—
Interest Rate Lock Commitments	Other assets	14,574	10,851
Forward Loan Sale Commitments	Other assets	18	39
		$14,783	$10,893
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$—	$5,245
Interest Rate Lock Commitments	Accrued expenses and other liabilities	740	223
TBAs	Accrued expenses and other liabilities	68,642	23,921
		$69,382	$29,389

(A)	Net of $174.4 million of related variation margin accounts as of March 31, 2019. As of December 31, 2018, net of $106.1 million of related variation margin accounts existed.

The following table summarizes notional amounts related to derivatives:

	March 31, 2019	December 31, 2018
Interest Rate Caps(A)	$50,000	$50,000
Interest Rate Swaps(B)	4,280,000	4,725,000
Interest Rate Lock Commitments	1,215,284	823,187
Forward Loan Sale Commitments	2,997	30,274
TBAs, short position(C)	6,816,700	5,904,300
TBAs, long position(C)	8,474,218	5,067,200

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

(A)	As of March 31, 2019, caps LIBOR at 4.00% for $50.0 million of notional. The weighted average maturity of the interest rate caps as of March 31, 2019 was 20 months.

(B)	Receive LIBOR and pay a fixed rate. The weighted average maturity of the interest rate swaps as of March 31, 2019 was 47 months and the weighted average fixed pay rate was 3.21%.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended March 31,
	2019	2018
Change in fair value of derivative instruments(A)
Interest Rate Caps	$(3)	$486
Interest Rate Swaps	(28,533)	(34)
Unrealized gains(losses) on Interest Rate Lock Commitments	3,208	—
Forward Loan Sale Commitments	(21)	—
TBAs	1,582	1,994
	(23,767)	2,446
Gain (loss) on settlement of investments, net
Interest Rate Caps	—	(733)
Interest Rate Swaps	(16,378)	22,660
TBAs(B)	(76,698)	15,436
	(93,076)	37,363

Total income (losses)	$(116,843)	$39,809

(A)	Represents unrealized gains (losses).

(B)	Excludes $11.4 million in loss on settlement included within gain on sale of originated mortgage loans, net (Note 8).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	March 31, 2019									December 31, 2018
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$7,271,582	$7,271,582	Apr-19	2.67%	0.1	$7,368,726	$7,510,370	$7,586,872	0.5	$4,346,070
Non-Agency RMBS (E)	7,429,095	7,428,992	Mar-19 to Aug-19	3.61%	0.1	19,832,039	8,309,648	8,870,630	7.0	7,434,785
Residential Mortgage Loans(F)	3,650,367	3,649,371	Apr-19 to Dec-20	4.32%	0.7	4,364,713	4,147,040	4,160,896	13.1	3,678,246
Real Estate Owned(G)(H)	91,891	91,861	Apr-19 to Dec-20	4.68%	0.5	N/A	N/A	107,693	N/A	94,868
Total Repurchase Agreements	18,442,935	18,441,806		3.38%	0.2					15,553,969
Notes and Bonds Payable
Excess MSRs(I)	197,759	197,563	Feb-20 to Jul-22	5.48%	3.3	115,570,597	350,562	460,570	5.6	297,563
MSRs(J)	2,303,925	2,296,562	Mar-20 to Jul-24	4.33%	2.8	386,224,299	3,883,857	4,573,349	6.5	2,360,856
Servicer Advances(K)	3,089,398	3,086,534	Jun-19 to Dec-21	3.57%	1.7	3,527,120	3,712,371	3,734,320	1.6	3,382,455
Residential Mortgage Loans(L)	498,044	498,065	Apr-19 to Jul-43	4.33%	5.5	585,985	583,180	551,641	9.0	122,465
Consumer Loans(M)	874,420	871,578	Dec-21 to Mar-24	3.42%	2.7	1,005,605	1,010,265	1,005,519	3.5	936,447
Receivable from government agency(L)	1,800	1,800	Apr-19	5.11%	0.1	N/A	N/A	1,260	N/A	2,480
Total Notes and Bonds Payable	6,965,346	6,952,102		3.91%	2.5					7,102,266
Total/ Weighted Average	$25,408,281	$25,393,908		3.53%	0.9					$22,656,235

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through April 30, 2019 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $78.4 million of associated accrued interest payable as of March 31, 2019.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $7.0 billion of related trade and other receivables.

(E)
$6,792.4 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $636.7 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements of $170.9 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $197.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $689.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; and $1,614.9 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$2.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.15% to 2.15%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

(L)
Represents: (i) a $6.4 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%, (ii) $116.1 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 12 for details), and (iii) $377.4 million of asset-backed notes held by third parties which bear interest equal to 4.59%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $633.4 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $13.4 million face amount note which bears interest equal to 4.00%.

As of March 31, 2019, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $18.4 billion of repurchase agreements as of March 31, 2019. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2018	$297,563	$2,360,856	$3,382,455	$11,780,855	$3,898,059	$936,447	$22,656,235
Repurchase Agreements:
Borrowings(B)	—	—	—	39,617,556	4,073,985	—	43,691,541
Repayments	—	—	—	(36,697,899)	(4,105,864)	—	(40,803,763)
Capitalized deferred financing costs, net of amortization	—	—	—	62	(1)	—	61
Notes and Bonds Payable:
Borrowings(B)	—	490,000	1,189,660	—	377,382	—	2,057,042
Repayments	(100,000)	(554,960)	(1,486,496)	—	(3,601)	(65,314)	(2,210,371)
Discount on borrowings, net of amortization	—	—	10	—	—	445	455
Unrealized gain on notes, fair value	—	—	—	—	1,137	—	1,137
Capitalized deferred financing costs, net of amortization	—	666	905	—	—	—	1,571
Balance at March 31, 2019	$197,563	$2,296,562	$3,086,534	$14,700,574	$4,241,097	$871,578	$25,393,908

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of March 31, 2019 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
April 1 through December 31, 2019	$364,302	$17,087,034	$17,451,336
2020	933,023	2,049,438	2,982,461
2021	1,807,350	690,880	2,498,230
2022	377,382	197,759	575,141
2023	729,732	455,883	1,185,615
2024 and thereafter	247,371	468,127	715,498
	$4,459,160	$20,949,121	$25,408,281

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of March 31, 2019:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$5,771,297	$3,742,258	$2,029,039
Non-Agency RMBS	650,000	636,651	13,349

Notes and Bonds Payable
Excess MSRs	150,000	—	150,000
MSRs	1,260,000	689,040	570,960
Servicer advances(A)	1,682,869	1,075,741	607,128
Consumer loans	150,000	13,373	136,627
	$9,664,166	$6,157,063	$3,507,103

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

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of March 31, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

12.	FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2019 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$103,027,952	$436,137	$—		$—	$436,137	$436,137
Excess mortgage servicing rights, equity method investees, at fair value(A)	40,610,966	143,200	—		—	143,200	143,200
Mortgage servicing rights, at fair value(A)	264,204,829	3,017,453	—		—	3,017,453	3,017,453
Mortgage servicing rights financing receivables, at fair value	135,313,045	1,717,872	—	—	—	1,717,872	1,717,872
Servicer advance investments, at fair value	578,876	697,628	—		—	697,628	697,628
Real estate and other securities, available-for-sale	21,825,616	9,747,450	—		810,124	8,937,326	9,747,450
Residential mortgage loans, held-for-investment	636,385	552,838	—		—	554,459	554,459
Residential mortgage loans, held-for-sale	1,108,935	997,164	—		—	1,017,641	1,017,641
Residential mortgage loans, held-for-sale, at fair value	3,286,151	3,204,322	—		371,710	2,832,612	3,204,322
Residential mortgage loans, held-for-investment, at fair value	120,195	119,512	—		—	119,512	119,512
Residential mortgage loans subject to repurchase	140,135	140,135	—		140,135	—	140,135
Consumer loans, held-for-investment	1,005,746	1,005,660	—		—	989,417	989,417
Derivative assets	5,394,729	14,783	—		209	14,574	14,783
Cash and cash equivalents	340,911	340,911	340,911		—	—	340,911
Restricted cash	168,128	168,128	168,128		—	—	168,128
Other assets(B)		23,840	10,564		—	13,276	23,840
		$22,327,033	$519,603		$1,322,178	$20,491,107	$22,332,888
Liabilities
Repurchase agreements	$18,442,935	$18,441,806	$—		$18,442,935	$—	$18,442,935
Notes and bonds payable(C)	6,965,346	6,952,102	—		—	6,633,498	6,633,498
Residential mortgage loans repurchase liability	140,135	140,135	—		140,135	—	140,135
Derivative liabilities	15,444,470	69,382	—		68,642	740	69,382
Excess spread financing	3,405,832	37,787	—		—	37,787	37,787
Contingent consideration	N/A	42,887	—		—	42,887	42,887
		$25,684,099	$—		$18,651,712	$6,714,912	$25,366,624

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)
Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $74.2 million as of March 31, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

(C)	Includes the SAFT 2013-1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $116.1 million as of March 31, 2019.

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	Mortgage Servicing Rights Financing Receivable(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans
	Agency	Non-Agency								Total
Balance at December 31, 2018	$257,387	$190,473	$147,964	$2,884,100	$1,644,504	$735,846	$8,970,963	$10,628	$2,330,627	$17,172,492
Transfers(D)
Transfers from Level 3	—	—	—	—	—	—	—	—	(2,495)	(2,495)
Transfers to Level 3	—	—	—	—	—	—	—	—	297,670	297,670
Shellpoint Acquisition (Note 1)	—	—	—			—	—		—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(E)	—	—	—	—	—	—	(7,516)	—	—	(7,516)
Included in change in fair value of investments in excess mortgage servicing rights(E)	2,213	2,414	—	—	—	—	—	—	—	4,627
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(E)	—	—	2,612	—	—	—	—	—	—	2,612
Included in servicing revenue, net(F)	—	—	—	(58,565)	—	—	—	—	—	(58,565)
Included in change in fair value of investments in mortgage servicing rights financing receivables(E)	—	—	—	—	(36,379)	—	—	—	—	(36,379)
Included in change in fair value of servicer advance investments	—	—	—	—	—	7,903	—	—	—	7,903
Included in change in fair value of investments in residential mortgage loans	—	—	—	—	—	—	—	—	8,849	8,849
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	—	—	—	—	—
Included in other income (loss), net(E)	274	33	—	—	—	—	6,679	3,206	—	10,192
Gains (losses) included in other comprehensive income(G)	—	—	—	—	—	—	133,043	—	—	133,043
Interest income	1,062	4,053	—	—	—	7,084	111,245	—	8,685	132,129
Purchases, sales and repayments
Purchases	—	—	—	155,747	116,660	483,772	349,718	—	1,083,085	2,188,982
Proceeds from sales	—	—	—	—	(6,913)		(228,000)	—	(1,593,842)	(1,828,755)
Proceeds from repayments	(12,498)	(9,274)	(7,376)	—	—	(536,977)	(398,806)	—	(28,081)	(993,012)
Other	—	—	—	36,171	—	—	—	—	847,626	883,797
Balance at March 31, 2019	$248,438	$187,699	$143,200	$3,017,453	$1,717,872	$697,628	$8,937,326	$13,834	$2,952,124	$17,915,574

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(D)	Transfers are assumed to occur at the beginning of the respective period.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
Total
Balance at December 31, 2018	$39,304	$117,048	$40,842	$197,194
Transfers(A)
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Shellpoint Acquisition (Note 1)	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(B)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(B)	—	—	—	—
Included in servicing revenue, net(C)	(1,655)	—	—	(1,655)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(B)	—	1,137	2,045	3,182
Gains (losses) included in other comprehensive income, net of tax(D)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	—	—
Proceeds from repayments	—	(2,061)	—	(2,061)
Other	138	—	—	138
Ocwen Transaction	—	—	—	—
Balance at March 31, 2019	$37,787	$116,124	$42,887	$196,798

(A)	Transfers are assumed to occur at the beginning of the respective period.

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
March 31, 2019
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the weighted average inputs used as of March 31, 2019:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	10.5%	2.2%	26.7%	21	21
Recaptured Pools	8.9%	2.1%	23.4%	22	24
Recapture Agreement	8.8%	2.2%	24.3%	22	—
	9.9%	2.2%	25.5%	21	22
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	10.4%	N/A	15.8%	15	24
Recaptured Pools	9.3%	N/A	19.8%	23	24
Recapture Agreement	9.3%	N/A	19.8%	20	—
	10.2%	N/A	16.6%	16	24
Total/Weighted Average--Excess MSRs Directly Held	10.0%	2.2%	21.7%	19	23

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	11.5%	2.7%	29.2%	19	20
Recaptured Pools	9.3%	2.6%	28.5%	24	23
Recapture Agreement	9.4%	2.7%	29.8%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	10.3%	2.7%	29.0%	22	21

Total/Weighted Average--Excess MSRs All Pools	10.1%	2.4%	24.4%	20	22

MSRs
Agency
Mortgage Servicing Rights(H) (I)	10.7%	1.2%	21.4%	26	22
Mortgage Servicing Rights Financing Receivables	10.1%	1.0%	13.7%	26	21
Non-Agency
Mortgage Servicing Rights	12.0%	0.5%	14.1%	26	25
Mortgage Servicing Rights Financing Receivables	8.1%	17.1%	3.9%	48	26
Ginnie Mae
Mortgage Servicing Rights(I)	15.2%	6.1%	31.5%	35	27

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $7.07 per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $11.38 per loan per month was used to value

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

the non-agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $10.69 per loan per month was used to value the Ginnie Mae MSRs.

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

As of March 31, 2019, a weighted average discount rate of 8.3% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of March 31, 2019, a weighted average discount rate of 8.1% was used to value New Residential’s investments in MSRs and a weighted average discount rate of 9.7% was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2019	1.4%	10.9%	16.9%	19.6	bps	5.6%	23.2

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 9.8 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of March 31, 2019, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$789,841	$799,010	$810,124	$—	$810,124	2
Non-Agency RMBS(C)	21,035,775	8,381,152	8,914,073	23,253	8,937,326	3
Total	$21,825,616	$9,180,162	$9,724,197	$23,253	$9,747,450

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
March 31, 2019
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

For 71.1% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$6,353,978	2.30% to 28.07%	0.25% to 25.00%	0.25% to 9.00%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities. For approximately $0.9 million, the one source was the party that sold New Residential the security.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

Residential Mortgage Loans Valuation

New Residential, through its wholly owned subsidiary, NewRez, originates mortgage loans that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae mortgage backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, New Residential classifies these valuations as Level 2 in the fair value hierarchy.

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
March 31, 2019
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired Loans	$2,375,501	4.40%	7.2%	1.7%	36.4%
Originated Loans	457,111	3.25% - 4.50%	10.0% - 9.0%	0.0% - 4.0%	0.0% - 50.0%
Residential Mortgage Loans Held-for-Sale, at Fair Value	$2,832,612

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

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$119,512	4.00%	7.5%	0.1%	20.0%

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

The following table summarizes certain information regarding the inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs	$13,834	54% to 100%	0 to 320

Mortgage-Backed Securities Issued

NewRez, a wholly owned subsidiary of New Residential, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity and therefore, New Residential’s condensed consolidated balance sheets include the mortgage-backed securities issued by SAFT 2013-1. New Residential elected the fair value option for these financial instruments and the mortgage-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$116,124	3.50% to 5.25%	9.0% to 12.0%	0% to 0.25%	10.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
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

At March 31, 2019, assets measured at fair value on a nonrecurring basis were $0.9 billion. The $0.9 billion of assets include approximately $838.4 million of residential mortgage loans held-for-sale and $70.2 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2019:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$466,201	4.3%	4.0	12.5%	2.1%	34.0%
Non-Performing Loans	372,183	5.5%	3.2	2.9%	2.8%	30.0%
Total/Weighted Average	$838,384	4.8%	3.7	8.3%	2.4%	32.2%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 was a reversal of net valuation allowance of approximately $5.8 million, consisting of a reversal of prior valuation allowance of $6.5 million for residential mortgage loans, offset by $0.7 million increased allowance for REO.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

13.	EQUITY AND EARNINGS PER SHARE

Equity and Dividends

In February 2019, New Residential issued 46.0 million shares of its common stock in a public offering at a price to the public of $16.50 per share for net proceeds of approximately $751.7 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 4.6 million shares of New Residential’s common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.40% risk-free rate, a 9.30% dividend yield, 19.26% volatility and a 10-year term.

On March 25, 2019, New Residential’s board of directors declared a first quarter 2019 dividend of $0.50 per common share or $207.7 million.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at March 31, 2019.

Option Plan

As of March 31, 2019, New Residential’s outstanding options were summarized as follows:

Held by the Manager	8,760,167
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,690,749
Issued to the independent directors	6,000
Total	11,456,916

The following table summarizes New Residential’s outstanding options as of March 31, 2019. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended March 31, 2019 was $16.91 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2019	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2019 (millions)
Directors	Various	6,000	6,000	$13.07	$—
Manager(C)	2016	400,000	400,000	13.29	1.5
Manager(C)	2017	1,130,916	—	14.09	—
Manager(C)	2018	5,320,000	1,256,965	16.76	0.2
Manager(C)	2019	4,600,000	153,333	16.50	0.1
Outstanding		11,456,916	1,816,298

(A)	Options expire on the tenth anniversary from date of grant.

(B)
The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2018 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.

(C)	The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2016	$13.29	400,000
2017	$14.09	1,130,916
2018	$16.68 to $18.15	1,159,833
Total		2,690,749

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2018 outstanding options	8,498,138
Options granted	4,600,000	$16.50
Options exercised	(1,641,222)	$14.16
Options expired unexercised	—
March 31, 2019 outstanding options	11,456,916	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the three months ended March 31, 2019, based on the treasury stock method, New Residential had 321,144 dilutive common stock equivalents outstanding. During the three months ended March 31, 2018, based on the treasury stock method, New Residential had 2,995,580 dilutive common stock equivalents outstanding.

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

Capital Commitments — As of March 31, 2019, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to March 31, 2019, if any):

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

Mortgage Origination Reserves — NewRez, a wholly owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, NewRez makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, NewRez generally has an obligation to cure the breach. If NewRez is unable to cure the breach, the purchaser may require NewRez to repurchase the loan.

In addition, for Ginnie Mae guaranteed securitizations, NewRez holds a Ginnie Mae Buy-Back Option to repurchase delinquent loans from the securitization at its discretion. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally executes its option to repurchase that will result in an economic benefit. As of March 31, 2019, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $6.6 million and $140.1 million, respectively. See Notes 5 and 8 for information on New Residential’s Ginnie Mae Buy-Back Option and mortgage origination, respectively.

Mortgage Origination Unfunded Commitments — As of March 31, 2019, NewRez was committed to fund approximately $1.2 billion of mortgage loans and had forward loan sale commitments of $3.0 million. The forward sales are expected to close during the second quarter of 2019.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $384.0 million of unfunded and available revolving credit privileges as of March 31, 2019. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential, through its wholly owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Future commitments under non-cancelable leases are approximately $27.5 million.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At March 31, 2019, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
March 31, 2019
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

Due to affiliates is comprised of the following amounts:

	March 31, 2019	December 31, 2018
Management fees	$12,364	$5,779
Incentive compensation	12,958	94,900
Expense reimbursements and other	2,563	792
Total	$27,885	$101,471

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

Affiliate expenses and fees were comprised of:

	Three Months Ended March 31,
	2019	2018
Management fees	$17,960	$15,110
Incentive compensation	12,958	14,589
Expense reimbursements(A)	125	125
Total	$31,043	$29,824

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

16.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended March 31,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2019	2018
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(65,196)	$29,227
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	7,516	6,670
Total reclassifications		$(57,680)	$35,897

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2019	2018
Current:
Federal	$(413)	$1,708
State and Local	79	436
Total Current Income Tax Expense (Benefit)	(334)	2,144
Deferred:
Federal	37,146	(8,673)
State and Local	9,185	(383)
Total Deferred Income Tax Expense (Benefit)	46,331	(9,056)
Total Income Tax Expense (Benefit)	$45,997	$(6,912)

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2019. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019
(dollars in tables in thousands, except share data)

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in MSRs (Note 5), Servicer Advance Investments (Note 6) and REO (Note 8), through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable.

New Residential has recorded a net deferred tax asset of approximately $17.7 million as of March 31, 2019, primarily related to unrealized gains and discount accruals offset by net operating loss carry forwards.

18.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2019 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On April 26, 2019, New Residential paid the first quarter 2019 dividend of $0.50 per common share or $207.7 million to stockholders of record as of April 4, 2019.

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

As of the first quarter of 2019, the top 100 mortgage servicers serviced over 99% of the $10.9 trillion one-to-four family mortgage debt outstanding, according to Inside Mortgage Finance. Furthermore, according to Inside Mortgage Finance, as of the first quarter of 2019, approximately 66% of such outstanding mortgage debt was serviced by the top 25 mortgage servicers, of which 15 are non-banks. Given current market dynamics and an overall competitive servicing environment, we may expect additional market consolidation among non-bank servicers. In addition, we believe that non-bank servicers who are constrained by capital limitations will continue to sell MSRs, Excess MSRs and other servicing assets. As a result, we believe additional MSR sales will be likely for some period of time. These factors have resulted in increased opportunities for us to acquire interests in MSRs and to provide capital to non-bank servicers. In addition, approximately $1.6 trillion of new loans were originated in 2018 and another $1.6 trillion are forecasted for 2019, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Recently, strong demand for mortgage assets in general has led to tighter spreads and lower required rates of return. This, in turn, creates a reach for yield and increased difficulty in sourcing accretive investments in the current investment landscape. These market conditions have driven prices higher, thereby also increasing the value of certain of our existing investments.

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

In the first quarter of 2019, the Federal Reserve indicated that the committee would be patient with regards to future adjustments to the target range for the federal funds rate and current interest rates generally decreased. With respect to our Non-Agency RMBS, which are generally purchased at a significant discount to par, market interest rates decreased and market credit spreads increased, with the net result being a decrease in value of these investments during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the first quarter of 2019, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees increased by approximately $5.0 million in the aggregate, primarily as a result of a decrease in discount rates. In addition, a decrease in costs of subservicing and an increase in ancillary income, partially offset by faster prepayment speeds, caused the fair value of our MSRs, including MSR financing receivables, to increase by approximately $22.3 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while rising interest rates will generally result in a higher cost of financing, they will also result in a higher coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of March 31, 2019 was 0.95%, compared to 1.04% as of December 31, 2018. The spread changed primarily as a result of lower yields from new securities purchased during the first quarter of 2019 and increased funding costs. The net interest spread on our Non-Agency RMBS portfolio as of March 31, 2019 was 1.95%, compared to 2.09% as of December 31, 2018. This spread changed primarily as a result of increased funding costs.

General U.S. Economy and Unemployment

During the first quarter of 2019, the U.S. unemployment rate continued to decline, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measure, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship generally held true, however, the first quarter of 2019 has shown certain indications that the rate of home price increases across the U.S. has slowed. The Case Shiller U.S. National Home Price Index reported a 4.3% annual gain in January 2019, down from 4.6% in December 2018. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.2 million, or 4.2%, as of the fourth quarter of 2018, up from the third quarter of 2018; however, on a year-over-year basis, the number of mortgaged properties in negative equity fell 14.0%. While potentially slowing, this trend continues to help support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads, which generally have an impact on the value of yield driven financial instruments (e.g., RMBS and loan portfolios), tightened during the first quarter of 2019. While a useful market proxy, corporate credit spreads are not necessarily indicative or directly correlated to mortgage credit spreads. Collateral performance, market liquidity, mortgage credit spreads and other factors related specifically to certain investments within our mortgage securities and loan portfolio caused an increase to the value of the portion of this portfolio that was owned for the entire quarter.

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of March 31, 2019.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$143,638,918	$440,001	2.2%	$579,337	6.0
MSRs(B)	264,204,829	2,684,666	13.2%	3,017,453	6.5
Mortgage Servicing Rights Financing Receivables(B) (C)	135,313,045	1,370,609	6.7%	1,717,872	6.4
Servicer Advance Investments(B) (D)	578,876	675,679	3.3%	697,628	5.8
Agency RMBS(E)	789,841	799,010	3.9%	810,124	6.1
Non-Agency RMBS(E)	21,035,775	8,381,152	41.2%	8,937,326	6.9
Residential Mortgage Loans	5,151,666	4,852,952	23.9%	4,873,836	9.6
Real Estate Owned	N/A	122,120	0.6%	109,154	N/A
Consumer Loans	1,005,746	1,010,406	5.0%	1,005,660	3.5
Consumer Loans, Equity Method Investees	259,618	N/A	N/A	51,528	1.3
Total/Weighted Average		$20,336,595	100.0%	$21,799,918	7.1

Reconciliation to GAAP total assets:
Cash and restricted cash				509,039
Residential mortgage loans subject to repurchase				140,135
Servicer advances receivable				3,036,692
Trades receivable				7,049,723
Deferred tax asset, net				17,719
Other assets				856,342
GAAP total assets				$33,409,568

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

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

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivables

As of March 31, 2019, we had $4.7 billion carrying value of MSRs and mortgage servicing rights financing receivables within our servicer subsidiary, NRM.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of March 31, 2019, these subservicers include Nationstar, Ocwen, Ditech, PHH, LoanCare, and Flagstar, which subservice 25.4%, 21.3%, 19.9%, 10.2%, 4.3% and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables). NRM has entered into agreements with

Ditech, Flagstar, Nationstar, PHH, and Ocwen whereby NRM is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

The table below summarizes our investments in MSRs and mortgage servicing rights financing receivables as of March 31, 2019.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency	$232.6	26	bps	$2,661.6
Non-Agency	2.3	26		22.2
Ginnie Mae	29.3	35		333.6
Mortgage Servicing Rights Financing Receivables
Agency	50.2	26		509.5
Non-Agency	85.1	48		1,208.4
Total	$399.5	31	bps	$4,735.3

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivables as of March 31, 2019 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$2,661,626	$232,585,093	1,457,168	751	4.3%	267	62	2.8%	8.4%	8.2%	0.1%	16.6%
Non-Agency	22,254	2,312,087	5,797	728	4.0%	306	43	5.8%	10.6%	10.3%	0.4%	—%
Ginnie Mae	333,573	29,307,649	139,066	683	3.8%	322	33	6.9%	12.2%	11.8%	0.5%	29.0%
Mortgage Servicing Rights Financing Receivables
Agency	509,497	50,209,316	351,761	745	4.2%	246	76	5.2%	8.6%	8.3%	0.4%	7.7%
Non-Agency	1,208,375	85,103,729	612,570	647	4.5%	308	160	15.0%	9.2%	6.2%	3.1%	—%
Total	$4,735,325	$399,517,874	2,566,362	723	4.3%	277	82	6.0%	8.9%	8.1%	0.8%	12.8%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	1.5%	0.3%	0.5%	0.2%	—%	0.2%
Non-Agency	0.9%	0.3%	4.5%	3.0%	—%	0.6%
Ginnie Mae	3.3%	1.1%	1.2%	1.6%	0.1%	1.1%
Mortgage Servicing Rights Financing Receivables
Agency	1.9%	0.4%	0.3%	0.5%	—%	0.4%
Non-Agency	8.8%	5.1%	7.6%	3.9%	1.7%	2.7%
Total	3.3%	1.4%	2.1%	1.1%	0.4%	0.8%

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

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of March 31, 2019.

Summary of Direct Excess MSR Investments as of March 31, 2019

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency
Original and Recaptured Pools	$50.9	29	bps	21	bps	32.5% - 66.7%	$215.7
Recapture Agreements	—	29		22		32.5% - 66.7%	32.7
	50.9	29		21			248.4
Non-Agency(B)
Nationstar and SLS Serviced:
Original and Recaptured Pools	$52.1	35		15		33.3% - 100.0%	$169.7
Recapture Agreements	—	26		20		33.3% - 100.0%	18.0
	52.1	34		15			187.7
Total/Weighted Average	$103.0	32	bps	18	bps		$436.1

(A)	The MSR is a weighted average as of March 31, 2019, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $38.1 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of March 31, 2019

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency
Original and Recaptured Pools	$40.6	32	bps	21	bps	50.0%	66.7%	33.3%	$221.3
Recapture Agreements	—	33		23		50.0%	66.7%	33.3%	40.5
Total/Weighted Average	$40.6	32	bps	21	bps				$261.8

(A)	The MSR is a weighted average as of March 31, 2019, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of March 31, 2019 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$151,578	$38,209,148	269,419	716	4.7%	257	111	7.6%	10.0%	9.4%	0.7%	22.5%
Recaptured Loans	64,209	12,736,133	75,722	723	4.4%	282	38	0.6%	8.1%	7.9%	0.2%	33.1%
Recapture Agreement	32,651	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$248,438	$50,945,281	345,141	718	4.6%	264	91	5.8%	9.5%	9.0%	0.5%	25.0%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$149,845	$48,122,304	267,359	672	4.8%	284	156	32.4%	12.1%	9.5%	3.0%	13.3%
Recaptured Loans	19,828	3,960,367	17,838	740	4.3%	287	25	2.7%	6.0%	6.0%	—%	33.3%
Recapture Agreement	18,026	—	—	—	—%	—	—	—%	—%	—%	—%	—%
	$187,699	$52,082,671	285,197	677	4.8%	284	147	30.2%	11.8%	9.3%	2.8%	14.1%
Total/Weighted Average(H)	$436,137	$103,027,952	630,338	697	4.7%	274	120	18.1%	10.7%	9.2%	1.7%	19.2%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.0%	1.3%	0.8%	0.8%	0.2%	0.2%
Recaptured Loans	2.2%	0.5%	0.4%	0.3%	0.1%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	3.5%	1.1%	0.7%	0.7%	0.2%	0.2%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.7%	3.1%	2.3%	5.8%	1.1%	1.9%
Recaptured Loans	1.4%	0.1%	0.2%	0.1%	—%	—%
Recapture Agreement	—%	—%	—%	—%	—%	—%
	10.1%	2.9%	2.2%	5.4%	1.0%	1.8%
Total/Weighted Average(H)	6.9%	2.0%	1.4%	3.1%	0.6%	1.0%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $38.1 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of March 31, 2019 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$119,937	$25,655,325	33.3%	242,284	697	5.2%	249	130	8.9%	11.1%	10.1%	1.1%	25.1%
Recaptured Loans	101,369	14,955,641	33.3%	105,320	706	4.3%	276	45	0.6%	8.2%	7.9%	0.4%	37.5%
Recapture Agreement	40,502	—	33.3%	—	—	—%	—	—	—%	—%	—%	—%	—%
Total/Weighted Average(G)	$261,808	$40,610,966		347,604	700	4.9%	259	98	5.8%	10.1%	9.3%	0.9%	29.0%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	5.4%	1.7%	0.9%	1.2%	0.4%	0.3%
Recaptured Loans	3.3%	0.9%	0.6%	0.4%	0.1%	0.1%
Recapture Agreement	—%	—%	—%	—%	—%	—%
Total/Weighted Average(G)	4.6%	1.4%	0.8%	0.9%	0.3%	0.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2019
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$675,679	$697,628	$38,055,282	$578,876	1.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the three months ended, March 31, 2019 (dollars in thousands):

			Three Months Ended March 31, 2019		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.6%	5.8	$7,903	$532,040	87.4%	86.3%	3.8%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

March 31, 2019
Principal and interest advances	$98,657
Escrow advances (taxes and insurance advances)	225,012
Foreclosure advances	255,207
Total	$578,876

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of March 31, 2019 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency Specified Pools	$789,841	$799,010	100.0%	$11,398	$(284)	$810,124	27	6.1	3.4%	$581,740

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of March 31, 2019:

Net Interest Spread(A)
Weighted Average Asset Yield	3.62%
Weighted Average Funding Cost	2.67%
Net Interest Spread	0.95%

(A)	The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2019 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$21,035,775	$8,381,152	$606,767	$(50,593)	$8,937,326	$7,427,234

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2019 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	380	$2,075,330	$1,567,161	19.0%	$1,712,448	13.3%	0.6%	7.2	3.8%
2006	CC	148	3,361,565	2,146,625	26.0%	2,317,685	6.4%	1.4%	7.5	2.8%
2007	CCC-	99	3,356,552	2,097,909	25.4%	2,275,533	5.7%	0.9%	7.1	3.1%
2008 and later	A	289	12,107,688	2,434,824	29.6%	2,510,748	14.7%	—%	6.2	3.5%
Total/Weighted Average	B-	916	$20,901,135	$8,246,519	100.0%	$8,816,414	9.8%	0.7%	7.0	3.3%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	14.3	0.07	8.9%	10.5%	12.7%
2006	12.9	0.12	8.8%	11.5%	32.8%
2007	12.1	0.22	9.3%	11.5%	39.1%
2008 and later	8.3	0.85	9.3%	2.0%	1.3%
Total/Weighted Average	11.6	0.35	9.1%	8.5%	21.3%

(A)	Excludes $49.6 million face amount of bonds backed by consumer loans and $85.0 million face amount of bonds backed by corporate debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 265 bonds with a carrying value of $829.2 million, which either have never been rated or for which rating information is no longer provided. We had assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2019.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2019.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $308.6 million and $2.3 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $213.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of March 31, 2019:

Net Interest Spread(A)
Weighted Average Asset Yield	5.56%
Weighted Average Funding Cost	3.61%
Net Interest Spread	1.95%

(A)	The Non-Agency RMBS portfolio consists of 68.9% floating rate securities and 31.1% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $116.0 billion.

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

Residential Mortgage Loans

As of March 31, 2019, we had approximately $5.2 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $3.7 billion and notes and bonds payable with an aggregate face amount of approximately $499.8 million. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2019 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Performing Loans(G) (J)	$613,104	$570,480	8,348	8.0%	4.8	20.1%	77.4%	9.3%	647
Purchased Credit Deteriorated Loans(H)	143,476	101,870	1,297	8.2%	3.3	18.7%	88.1%	62.0%	595
Total Residential Mortgage Loans, held-for-investment	$756,580	$672,350	9,645	8.0%	4.5	19.9%	79.4%	19.3%	637

Reverse Mortgage Loans(E) (F)	$13,523	$6,500	35	8.3%	4.6	10.9%	145.2%	69.0%	N/A
Performing Loans(G) (I)	483,488	486,626	8,129	4.1%	4.0	62.3%	57.0%	6.8%	642
Non-Performing Loans(H) (I)	611,924	504,038	5,016	5.0%	3.3	13.3%	81.0%	64.5%	536
Total Residential Mortgage Loans, held-for-sale	$1,108,935	$997,164	13,180	4.7%	3.7	34.7%	71.3%	39.4%	583

Acquired Loans	$2,483,358	$2,375,501	16,288	4.4%	7.7	2.8%	73.2%	19.6%	623
Originated Loans	802,793	828,821	3,124	4.7%	28.6	1.3%	82.3%	15.7%	575
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$3,286,151	$3,204,322	19,412	4.5%	12.8	2.4%	75.4%	18.6%	611

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 59% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of March 31, 2019, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $23.6 million and $48.8 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)	Includes $120.2 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of March 31, 2019 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$1,005,746	61.1%	38.9%	142,083	672	18.3%	11.7%	163	3.5	2.0%	1.2%	2.1%	18.2%	5.5%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of March 31, 2019, we had a net investment of $51.5 million in LoanCo and WarrantCo. For further information, see Note 9 to our Condensed Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2019(C)	$259,618	25.0%	$259,618	14.0%	1.3	1.4%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of February 28, 2019 as a result of the one month reporting lag.

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

Our critical accounting policies as of March 31, 2019, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount
Interest income	$438,867	$383,573	$55,294
Interest expense	212,832	124,387	88,445
Net Interest Income	226,035	259,186	(33,151)

Impairment
Other-than-temporary impairment (OTTI) on securities	7,516	6,670	846
Valuation and loss provision (reversal) on loans and real estate owned	5,280	19,007	(13,727)
	12,796	25,677	(12,881)

Net interest income after impairment	213,239	233,509	(20,270)
Servicing revenue, net	165,853	217,236	(51,383)
Gain on sale of originated mortgage loans, net	43,984	—	43,984
Other Income
Change in fair value of investments in excess mortgage servicing rights	4,627	(45,691)	50,318
Change in fair value of investments in excess mortgage servicing rights, equity method investees	2,612	523	2,089
Change in fair value of investments in mortgage servicing rights financing receivables	(36,379)	271,076	(307,455)
Change in fair value of servicer advance investments	7,903	(79,476)	87,379
Change in fair value of investments in residential mortgage loans	14,563	—	14,563
Change in fair value of derivative instruments	(23,767)	2,446	(26,213)
Gain (loss) on settlement of investments, net	(27,323)	103,302	(130,625)
Earnings from investments in consumer loans, equity method investees	4,311	4,806	(495)
Other income (loss), net	12,673	7,538	5,135
	(40,780)	264,524	(305,304)

Operating Expenses
General and administrative expenses	98,940	20,007	78,933
Management fee to affiliate	17,960	15,110	2,850
Incentive compensation to affiliate	12,958	14,589	(1,631)
Loan servicing expense	9,603	11,514	(1,911)
Subservicing expense	40,926	46,597	(5,671)
	180,387	107,817	72,570

Income (Loss) Before Income Taxes	201,909	607,452	(405,543)
Income tax expense (benefit)	45,997	(6,912)	52,909
Net Income (Loss)	$155,912	$614,364	$(458,452)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$10,318	$10,111	$207
Net Income (Loss) Attributable to Common Stockholders	$145,594	$604,253	$(458,659)

Interest Income

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Interest income increased by $55.3 million, primarily attributable to incremental interest income of (i) $103.3 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls and (ii) $23.8 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through purchases and the execution of calls. The increase was partially offset by (iii) a $46.9 million decrease from Mortgage Servicing Rights Financing Receivable attributable to the drop in discount accretion income recognized on servicer advances related to the Ocwen Transaction subsequent to March 31, 2018, (iv) a $16.0 million decrease from Servicer Advance Investments and Excess Mortgage Servicing Rights driven by retrospective adjustments resulting from changes in valuation assumptions on March 31, 2019, and (v) a $8.2 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Interest Expense

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Interest expense increased by $88.4 million primarily attributable to increases of (i) $59.8 million of interest expense on repurchase agreements financings on Real Estate Securities in which we made additional levered investments subsequent to March 31, 2018, (ii) $19.5 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iii) $12.5 million of interest expense on MSRs and related servicer advances financing obtained subsequent to March 31, 2018. The increases were partially offset by (iv) a $2.3 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding, and (v) a $1.0 million decrease in interest on debt collateralized by Excess MSRs as a result of repayments subsequent to March 31, 2018.

Other-Than-Temporary Impairment on Securities

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The other-than-temporary impairment on securities increased by $0.8 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily resulting from a decline in fair values on a greater portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of March 31, 2019.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The $13.7 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $11.0 million reversal in impairment on certain loans related to changes in interest rates and improved performance and certain REOs with an increase in home prices, and (ii) $2.7 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(184,462)	$149,264	$(333,726)
Changes in discount rates	74,336	1,621	72,715
Changes in other factors	125,891	(21,092)	146,983
Total	$15,765	$129,793	$(114,028)

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Servicing revenue, net decreased $51.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by $114.0 million decrease in positive mark-to-market adjustments and $17.6 million increase in amortization as a result of MSR acquisitions by our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), as well as the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), which closed subsequent to March 31, 2018. The decrease in positive mark-to-market adjustments was primarily driven by an increase in prepayment rates, partially offset by a decrease in costs of subservicing and an increase in ancillary income. The decrease was partially offset by a $80.2 million increase in servicing fee revenue and fees as a result of MSR acquisitions and the Shellpoint Acquisition that closed subsequent to March 31, 2018.

Gain on Sale of Originated Mortgage Loans, Net

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

As a result of the Shellpoint Acquisition in 2018 (Note 1 to our Condensed Consolidated Financial Statements), during the three months ended March 31, 2019, our wholly owned subsidiary, NewRez, originated over $2.0 billion in conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans, we report Gain on sale of originated mortgage loans, net in the condensed consolidated statements of income.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(9,752)	$(563)	$(9,189)
Changes in discount rates	9,279	—	9,279
Changes in other factors	5,100	(45,128)	50,228
Total	$4,627	$(45,691)	$50,318

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The positive mark-to-market adjustments during the three months ended March 31, 2019 were mainly driven by a reduction in the discount rates and changes in other valuation factors, including an increase in recapture assumptions. These changes were partially offset by an increase in projected prepayment speeds and faster actual prepayment rates. Note, the large movement in Changes in other factors is due to the realization of previously unrealized gains related to the Ocwen Transaction during the three months ended March 31, 2018.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(4,960)	$(1,033)	$(3,927)
Changes in discount rates	3,171	—	3,171
Changes in other factors	4,401	1,556	2,845
Total	$2,612	$523	$2,089

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The positive mark-to-market adjustments during the three months ended March 31, 2019 were mainly driven by a decrease in discount rates, interest income net of expenses recorded at the investee level, and other market factors including an increase in recapture assumptions. This was partially offset by an increase in projected prepayment speeds and faster actual prepayment rates.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(51,354)	$34,968	$(86,322)
Changes in discount rates	33,931	202,631	(168,700)
Changes in other factors	24,361	82,180	(57,819)
Total	$6,938	$319,779	$(312,841)

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The change in fair value of investments in mortgage servicing rights financing receivable decreased $307.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. $312.8 million of the decrease was related to changes in valuation inputs and assumptions, primarily due to less decrease in discount rates and an increase in prepayment rates, partially offset by a decrease in costs of subservicing and an increase in ancillary income.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(998)	$1,006	$(2,004)
Changes in discount rates	9,682	(7,616)	17,298
Changes in other factors	(781)	(72,866)	72,085
Total	$7,903	$(79,476)	$87,379

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The positive mark-to-market adjustments during the three months ended March 31, 2019 were mainly driven by a decrease in discount rates, partially offset by an increase in projected prepayment speeds and faster actual prepayment rates and changes in other market factors.

Change in Fair Value of Investments in Residential Mortgage Loans

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The change in fair value of investments in Residential Mortgage Loans of $14.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to the election of the fair value option on Residential Mortgage Loans acquired subsequent to Mach 31, 2018, coupled with a decrease in discount rates on loans acquired. Residential Mortgage Loans were held at lower of cost or market value during the three months ended March 31, 2018.

Change in Fair Value of Derivative Instruments

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Change in fair value of derivative instruments decreased $26.2 million. The decrease was primarily related to (i) a $28.5 million increase in unrealized loss on Interest Rate Swaps, (ii) a $0.5 million change from unrealized gain to unrealized loss on Interest rate caps, and (iii) a $0.4 million decrease in unrealized gain on TBAs due to changing market conditions. The decrease was partially offset by (iv) $3.2 million of unrealized gain on Interest Rate Lock Commitments that were purchased subsequent to March 30, 2018.

Gain (Loss) on Settlement of Investments, Net

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Gain (loss) on settlement of investments decreased by $130.6 million, primarily related to (i) a $130.4 million change in gain on settlement of derivatives to loss on settlement of derivatives related to TBAs and interest rate swaps, (ii) a $113.0 million decrease in gains on settlement of investments in excess MSRs and Servicer Advance Investments as a result of the Ocwen Transaction, (iii) $14.3 million change from other gains to other losses as a result of losses on collapses, and (iv) a $0.6 million increase in loss on liquidated residential mortgage loans, held-for-investment. The decrease was partially offset by (v) a $94.4 million change in loss on sale of real estate securities to gain on sale of real estate securities, (vi) a $32.2 million change from loss on sale of residential mortgage loans to gain on sale of residential mortgage loans, and (vii) a $1.1 million decrease in loss on sale of REO, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $0.5 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Other Income (Loss), Net

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Other income (loss), net increased by $5.1 million, primarily attributable to (i) a $7.0 million change from unrealized loss on other ABS to unrealized gain on other ABS and (ii) a $6.7 million change from other loss to other income resulting from positive mark-to-market adjustments for retained MSRs and warrants. The increases were partially offset by (iii) a $2.9 million decrease in gain on Ocwen common stock acquired in September 2017, (iv) a $2.6 million decrease in gain on mortgage servicing rights recapture agreement, (v) a $2.0 million increase in unrealized loss on contingent consideration related to the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), and (vi) a $1.1 million increase in unrealized loss on notes and bonds payable related to the SAFT bonds acquired in the Shellpoint Acquisition.

General and Administrative Expenses

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

General and administrative expenses increased by $78.9 million primarily attributable to (i) a $73.2 million increase in compensation and benefits expenses, loan origination expense, as well as rent, office, and other miscellaneous G&A expenses resulting from the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), and (ii) a $5.6 million increase in securitization fees, and deal and other consulting expenses due to increased securitization and deal activity during the three months ended March 31, 2019.

Management Fee to Affiliate

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Management fee to affiliate increased by $2.9 million as a result of increases to our gross equity subsequent to March 31, 2018.

Incentive Compensation to Affiliate

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Incentive compensation to affiliate decreased by $1.6 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Loan Servicing Expense

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Loan servicing expense decreased by $1.9 million primarily due to (i) a $1.9 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance.

Subservicing Expense

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Subservicing expense decreased $5.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of lower ancillary fees, partially offset by transactions that closed subsequent to March 31, 2018 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Income tax expense (benefit) changed by $52.9 million, as a result of an income tax expense of $46.0 million during the three months ended March 31, 2019 compared to an income tax benefit of $6.9 million during the three months ended March 31, 2018, primarily due to the deferred tax expense generated by changes in the fair value of MSRs giving rise to an increase in taxable income in the TRS.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Noncontrolling interests in income of consolidated subsidiaries increased by $0.2 million primarily due to (i) a $1.1 million increase in other’s interest in the net income of the Buyer as a result of a change from negative to positive mark-to-market adjustments in the fair value of the Buyer’s assets, partially offset by a net decrease in interest income earned on the Buyer’s levered assets, during the three months ended March 31, 2019, partially offset by (ii) a $1.3 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to regulatory requirements regarding NRM’s and NewRez’s liquidity. As of March 31, 2019, approximately $243.5 million of our cash and cash equivalents was held at NRM and NewRez, of which $105.5 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2019, we had outstanding repurchase agreements with an aggregate face amount of approximately $18.4 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 5% for Agency RMBS, 4% - 60% for Non-Agency RMBS, and 2% - 50% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.5 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	March 31, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$7,271,582	$7,271,582	Apr-19	2.67%	0.1	$7,368,726	$7,510,370	$7,586,872	0.5
Non-Agency RMBS (E)	7,429,095	7,428,992	Mar-19 to Aug-19	3.61%	0.1	19,832,039	8,309,648	8,870,630	7.0
Residential Mortgage Loans(F)	3,650,367	3,649,371	Apr-19 to Dec-20	4.32%	0.7	4,364,713	4,147,040	4,160,896	13.1
Real Estate Owned(G)(H)	91,891	91,861	Apr-19 to Dec-20	4.68%	0.5	N/A	N/A	107,693	N/A
Total Repurchase Agreements	18,442,935	18,441,806		3.38%	0.2
Notes and Bonds Payable
Excess MSRs(I)	197,759	197,563	Feb-20 to Jul-22	5.48%	3.3	115,570,597	350,562	460,570	5.6
MSRs(J)	2,303,925	2,296,562	Mar-20 to Jul-24	4.33%	2.8	386,224,299	3,883,857	4,573,349	6.5
Servicer Advances(K)	3,089,398	3,086,534	Jun-19 to Dec-21	3.57%	1.7	3,527,120	3,712,371	3,734,320	1.6
Residential Mortgage Loans(L)	498,044	498,065	Apr-19 to Jul-43	4.33%	5.5	585,985	583,180	551,641	9.0
Consumer Loans(M)	874,420	871,578	Dec-21 to Mar-24	3.42%	2.7	1,005,605	1,010,265	1,005,519	3.5
Receivable from government agency(L)	1,800	1,800	Apr-19	5.11%	0.1	N/A	N/A	1,260	N/A
Total Notes and Bonds Payable	6,965,346	6,952,102		3.91%	2.5
Total/ Weighted Average	$25,408,281	$25,393,908		3.53%	0.9

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through April 30, 2019 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $78.4 million of associated accrued interest payable as of March 31, 2019.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $7.0 billion of related trade and other receivables.

(E)
$6,792.4 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $636.7 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements of $170.9 million on retained servicer advance and consumer loan bonds.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $197.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our interests in MSRs that secure these notes.

(J)
Includes: $689.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; and $1,614.9 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$2.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.15% to 2.15%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $6.4 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%, (ii) $116.1 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 12 for details), and (iii) $377.4 million of asset-backed notes held by third parties which bear interest equal to 4.59%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $633.4 million UPB of Class A notes with a coupon of 3.05% and a stated maturity date in November 2023; $210.8 million UPB of Class B notes with a coupon of 4.10% and a stated maturity date in March 2024; $18.3 million UPB of Class C-1 notes with a coupon of 5.63% and a stated maturity date in March 2024; $18.3 million UPB of Class C-2 notes with a coupon of 5.63% and a stated maturity date in March 2024. Also includes a $13.4 million face amount note which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $18.4 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2019
	Outstanding Balance at March 31, 2019	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$7,271,582	$5,364,480	$7,271,723	2.65%
Non-Agency RMBS	7,429,095	7,399,226	7,515,065	3.63%
Residential mortgage loans	3,348,369	2,155,752	3,670,003	4.78%
Real estate owned	89,564	91,025	101,153	4.72%
Notes and Bonds Payable
Excess MSRs	—	57,778	100,000	2.50%
MSRs	689,040	659,495	818,731	4.82%
Servicer advances	919,218	436,996	773,968	3.26%
Residential mortgage loans	5,454	5,765	6,117	5.11%
Receivable from government agency	904	1,003	1,141	5.11%
Total/Weighted Average	$19,753,226	$16,171,520		3.49%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Repurchase Agreements
Agency RMBS	$1,165,909	$2,639,286	$3,428,226	$5,364,480
Non-Agency RMBS	5,259,463	6,094,029	7,444,959	7,399,226
Residential mortgage loans	1,617,382	2,154,943	1,675,353	2,155,752
Real estate owned	85,368	73,656	68,416	91,025

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of March 31, 2019, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2019	$364,302	$17,087,034	$17,451,336
2020	933,023	2,049,438	2,982,461
2021	1,807,350	690,880	2,498,230
2022	377,382	197,759	575,141
2023	729,732	455,883	1,185,615
2024 and thereafter	247,371	468,127	715,498
	$4,459,160	$20,949,121	$25,408,281

(A)	Includes repurchase agreements and notes and bonds payable of $1.9 million and $4,457.3 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $18,441.1 million and $2,508.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 4.2% and 16.3%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 12.3% and 14.7%, respectively, during the three months ended March 31, 2019.

Borrowing Capacity

The following table represents our borrowing capacity as of March 31, 2019 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$5,771,297	$3,742,258	$2,029,039
Non-Agency RMBS	650,000	636,651	13,349

Notes and Bonds Payable
Excess MSRs	150,000	—	150,000
MSRs	1,260,000	689,040	570,960
Servicer advances(A)	1,682,869	1,075,741	607,128
Consumer loans	150,000	13,373	136,627
	$9,664,166	$6,157,063	$3,507,103

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

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of March 31, 2019.

Stockholders’ Equity

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, as of March 31, 2019.

In January 2018, we issued 46.0 million shares of our common stock in a public offering at a price to the public of $16.50 per share for net proceeds of approximately $751.7 million. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 4.6 million shares of our common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.40% risk-free rate, a 9.30% dividend yield, 19.26% volatility and a 10-year term.

On July 30, 2018, we entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). As of March 31, 2019, we had sold 0.5 million ATM Shares for aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, we granted options to the Manager relating to 0.05 million shares of our common stock at the offering price, which had fair value of approximately $0.1 million as of the grant date.

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

In February 2019, we issued 46.0 million shares of our common stock in a public offering at a price to the public of $16.50 per share for net proceeds of approximately $751.7 million. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 4.6 million shares of our common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.40% risk-free rate, a 9.30% dividend yield, 19.26% volatility and a 10-year term.

As of March 31, 2019, our outstanding options had a weighted average exercise price of $16.29. Our outstanding options as of March 31, 2019 were summarized as follows:

Held by the Manager	8,760,167
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,690,749
Issued to the independent directors	6,000
Total	11,456,916

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2019, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2018	$417,023
Net unrealized gain (loss) on securities	192,353
Reclassification of net realized (gain) loss on securities into earnings	(57,680)
Accumulated other comprehensive income, March 31, 2019	$551,696

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2019, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of mortgage credit spreads. We recorded OTTI charges of $7.5 million with respect to real estate securities and realized gains of $65.2 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
June 30, 2018	July 2018	$0.50
September 30, 2018	October 2018	$0.50
December 31, 2018	January 2019	$0.50
March 31, 2019	April 2019	$0.50

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $814.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Operating cash flows for the three months ended March 31, 2019 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $2.8 billion, servicing fees received of $195.1 million, net funding of servicer advances receivable of $241.5 million, net interest income received of $277.2 million, and distributions of earnings from equity method investees of $3.4 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $1.3 billion, originations of $2.0 billion, incentive compensation and management fees paid to the Manager of $106.3 million, income taxes paid of $0.1 million, subservicing fees paid of $107.8 million and other outflows of approximately $266.3 million including general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $(2.8) billion for the three months ended March 31, 2019. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $3.1 billion during the three months ended March 31, 2019. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.3 billion. As of March 31, 2019, there was $9.4 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $205.6 million as of February 28, 2019. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of March 31, 2019. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2019 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2018, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2019:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2019, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $384.0 million of unfunded and available revolving credit privileges as of March 31, 2019. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

As of the third quarter of 2018, as a result of the Shellpoint Acquisition, the Company, through its wholly owned subsidiary, NewRez, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which we believe is an indicator of performance for the Servicing and Origination segment and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

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

	Three Months Ended March 31,
	2019	2018
Net income attributable to common stockholders	$145,594	$604,253
Impairment	12,796	25,677
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	(4,627)	45,691
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(2,612)	(523)
Change in fair value of investments in mortgage servicing rights financing receivables	(6,497)	(319,779)
Change in fair value of servicer advance investments	(7,903)	79,476
Change in fair value of investments in residential mortgage loans	(14,563)	—
(Gain) loss on settlement of investments, net	27,323	(103,302)
Unrealized (gain) loss on derivative instruments	23,767	(2,446)
Unrealized (gain) loss on other ABS	(6,679)	313
(Gain) loss on transfer of loans to REO	(4,984)	(4,170)
(Gain) loss on transfer of loans to other assets	521	(55)
(Gain) loss on Excess MSR recapture agreements	(307)	(2,905)
(Gain) loss on Ocwen common stock	(2,786)	(5,772)
Other (income) loss	1,562	5,051
Total Other Income Adjustments	2,215	(308,421)

Other Income and Impairment attributable to non-controlling interests	(2,432)	(6,586)
Change in fair value of investments in mortgage servicing rights	(15,765)	(129,793)
Non-capitalized transaction-related expenses	6,866	7,137
(Gain) loss on securitization of originated mortgage loans	15,844	—
Incentive compensation to affiliate	12,958	14,589
Deferred taxes	46,331	(9,056)
Interest income on residential mortgage loans, held-for-sale	2,301	4,306
Limit on RMBS discount accretion related to called deals	(19,556)	(4,274)
Adjust consumer loans to level yield	(4,852)	(5,942)
Core earnings of equity method investees:
Excess mortgage servicing rights	2,028	2,614
Core Earnings	$204,328	$194,504

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

As of March 31, 2019, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $33.1 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would increase our cash flows by approximately $33.1 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of March 31, 2019 and assuming a LIBOR floor of 0.0%).

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

As of March 31, 2019, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $452.9 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $346.0 million, based on the present value of estimated cash flows on a static port folio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

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

As of March 31, 2019, a 25 basis point increase in credit spreads would decrease our net book value by approximately $230.4 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $235.3 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of March 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2019	$248,438
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$267,598	$257,654	$239,885	$231,921
Change in estimated fair value:
Amount	$19,160	$9,216	$(8,553)	$(16,517)
%	7.7%	3.7%	(3.4)%	(6.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$268,302	$258,133	$239,208	$230,414
Change in estimated fair value:
Amount	$19,864	$9,695	$(9,230)	$(18,024)
%	8.0%	3.9%	(3.7)%	(7.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$250,279	$249,360	$247,522	$246,604
Change in estimated fair value:
Amount	$1,841	$922	$(916)	$(1,834)
%	0.7%	0.4%	(0.4)%	(0.7)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$241,332	$244,846	$252,120	$255,886
Change in estimated fair value:
Amount	$(7,106)	$(3,592)	$3,682	$7,448
%	(2.9)%	(1.4)%	1.5%	3.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of March 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2019	$187,699
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$202,811	$194,868	$180,696	$174,354
Change in estimated fair value:
Amount	$15,112	$7,169	$(7,003)	$(13,345)
%	8.1%	3.8%	(3.7)%	(7.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$205,412	$196,157	$179,344	$171,702
Change in estimated fair value:
Amount	$17,713	$8,458	$(8,355)	$(15,997)
%	9.4%	4.5%	(4.5)%	(8.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$187,699	$187,699	$187,699	$187,699
Change in estimated fair value:
Amount	$—	$—	$—	$—
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$183,586	$185,518	$189,478	$191,508
Change in estimated fair value:
Amount	$(4,113)	$(2,181)	$1,779	$3,809
%	(2.2)%	(1.2)%	0.9%	2.0%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of March 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2019	$143,200
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$153,326	$148,069	$138,679	$134,472
Change in estimated fair value:
Amount	$10,126	$4,869	$(4,521)	$(8,728)
%	7.1%	3.4%	(3.2)%	(6.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$153,543	$148,255	$138,374	$133,769
Change in estimated fair value:
Amount	$10,343	$5,055	$(4,826)	$(9,431)
%	7.2%	3.5%	(3.4)%	(6.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$144,471	$143,835	$142,565	$141,929
Change in estimated fair value:
Amount	$1,271	$635	$(635)	$(1,271)
%	0.9%	0.4%	(0.4)%	(0.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$138,675	$140,904	$145,566	$148,005
Change in estimated fair value:
Amount	$(4,525)	$(2,296)	$2,366	$4,805
%	(3.2)%	(1.6)%	1.7%	3.4%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivables, owned as of March 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2019	$3,171,123
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,402,181	$3,282,477	$3,067,322	$2,970,370
Change in estimated fair value:
Amount	$231,058	$111,354	$(103,801)	$(200,753)
%	7.3%	3.5%	(3.3)%	(6.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,299,940	$3,243,645	$3,099,293	$3,028,331
Change in estimated fair value:
Amount	$128,817	$72,522	$(71,830)	$(142,792)
%	4.1%	2.3%	(2.3)%	(4.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,196,936	$3,184,030	$3,158,216	$3,145,310
Change in estimated fair value:
Amount	$25,813	$12,907	$(12,907)	$(25,813)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,092,878	$3,132,000	$3,210,251	$3,249,362
Change in estimated fair value:
Amount	$(78,245)	$(39,123)	$39,128	$78,239
%	(2.5)%	(1.2)%	1.2%	2.5%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivables, owned as of March 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2019	$1,230,629
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,338,836	$1,276,390	$1,167,399	$1,119,631
Change in estimated fair value:
Amount	$108,207	$45,761	$(63,230)	$(110,998)
%	8.8%	3.7%	(5.1)%	(9.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,282,279	$1,247,608	$1,195,921	$1,175,543
Change in estimated fair value:
Amount	$51,650	$16,979	$(34,708)	$(55,086)
%	4.2%	1.4%	(2.8)%	(4.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,279,834	$1,249,653	$1,189,268	$1,159,066
Change in estimated fair value:
Amount	$49,205	$19,024	$(41,361)	$(71,563)
%	4.0%	1.5%	(3.4)%	(5.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,212,714	$1,216,092	$1,222,823	$1,226,202
Change in estimated fair value:
Amount	$(17,915)	$(14,537)	$(7,806)	$(4,427)
%	(1.5)%	(1.2)%	(0.6)%	(0.4)%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of March 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2019	$333,573
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$359,780	$346,124	$322,003	$311,313
Change in estimated fair value:
Amount	$26,207	$12,551	$(11,570)	$(22,260)
%	7.9%	3.8%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$348,754	$342,518	$324,852	$316,394
Change in estimated fair value:
Amount	$15,181	$8,945	$(8,721)	$(17,179)
%	4.6%	2.7%	(2.6)%	(5.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$342,118	$337,845	$329,298	$325,024
Change in estimated fair value:
Amount	$8,545	$4,272	$(4,275)	$(8,549)
%	2.6%	1.3%	(1.3)%	(2.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$314,922	$324,247	$342,903	$352,217
Change in estimated fair value:
Amount	$(18,651)	$(9,326)	$9,330	$18,644
%	(5.6)%	(2.8)%	2.8%	5.6%

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to NRM, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to NRM. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to NRM. As of March 31, 2019, MSRs representing approximately $64.4 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our Condensed Consolidated Financial Statements).

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

As of March 31, 2019, 24.8% and 21.7% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.8% and 6.7% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of March 31, 2019, 38.8% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.7% was located in the Southeastern U.S., 20.7% was located in the Northeastern U.S., 10.1% was located in the Midwestern U.S. and 6.6% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2019, 68.9% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 31.1% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the Consumer Financial Protection Bureau (the “CFPB”) with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans we invest in, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

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

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material effect on our financial condition and results of operations.

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

We have acquired MSRs and may in the future acquire additional MSRs from third-party mortgage loan originators, brokers or other sellers, and we therefore are or will become dependent on such third parties for the related mortgage loans’ compliance with applicable law, and on third-party mortgage servicers, including our Servicing Partners, to perform the day-to-day servicing on the mortgage loans underlying any such MSRs. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the residential mortgage servicing standards, “ability-to-repay” and “qualified mortgage” regulations promulgated by the CFPB, which became effective in 2014. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us to state or CFPB administrative proceedings, which could result in monetary penalties, license suspensions or revocations, or restrictions to our business, all of which could adversely impact our business and financial results and damage our reputation.

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

In addition to NewRez LLC d/b/a Shellpoint Mortgage Servicing, we engage third-party servicers to subservice mortgage loans relating to any MSRs we acquire. It is therefore possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of the MSRs we acquire. Additionally, we may become subject to fines, penalties or civil liability based upon the conduct of any third-party servicer who services mortgage loans related to MSRs that we have acquired or will acquire in the future.

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

Unless entitled to relief under certain provisions of the Internal Revenue Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. The rule against re-

electing REIT status following a loss of such status would also apply to us if Drive Shack failed to qualify as a REIT for any taxable year ended on or before December 31, 2014, and we were treated as a successor to Drive Shack for U.S. federal income tax purposes. Although Drive Shack (i) represented in the separation and distribution agreement that it entered into with us on April 26, 2013 (the “Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ended on or before December 31, 2014 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Drive Shack, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Drive Shack were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Drive Shack.

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

The TCJA, which was enacted in 2017, made substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA remains uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the TCJA still require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There also may be technical corrections legislation proposed with respect to the TCJA, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

4.1
Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.2
Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

Exhibit Number	Exhibit Description

4.3
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.4
Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.5
Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.6
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.7
Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.8
Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.9
Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.10
Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.11
Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp.

4.12
Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

10.1
Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3
New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

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

10.37
Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38
Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39
Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40
Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#
Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42
Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#
Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#
Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#
Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#
Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.47#
Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.48#
First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.49#
Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50
Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

Exhibit Number	Exhibit Description

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

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

May 1, 2019

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 1, 2019

By:	/s/ David Schneider
David Schneider
Chief Accounting Officer
(Principal Accounting Officer)

May 1, 2019