Form 10-Q
period 2019-06-30
New Residential Investment Corp.
filed 2019-08-01
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission File Number: 001-35777

New Residential Investment Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-3449660
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1345 Avenue of the Americas	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(212)	798-3150
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NRZ	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR A	New York Stock Exchange
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
Common stock, $0.01 par value per share: 415,520,780 shares outstanding as of August 1, 2019.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$411,537	$447,860
Excess mortgage servicing rights, equity method investees, at fair value	133,468	147,964
Mortgage servicing rights, at fair value	2,976,008	2,884,100
Mortgage servicing rights financing receivables, at fair value	1,941,139	1,644,504
Servicer advance investments, at fair value(A)	637,914	735,846
Real estate and other securities, available-for-sale	12,125,826	11,636,581
Residential mortgage loans, held-for-investment (includes $117,155 and $121,088 at fair value at June 30, 2019 and December 31, 2018, respectively)(A)	641,389	735,329
Residential mortgage loans, held-for-sale	1,154,256	932,480
Residential mortgage loans, held-for-sale, at fair value	5,588,540	2,808,529
Real estate owned	91,038	113,410
Residential mortgage loans subject to repurchase	141,581	121,602
Consumer loans, held-for-investment(A)	938,956	1,072,202
Consumer loans, equity method investees	25,486	38,294
Cash and cash equivalents(A)	406,038	251,058
Restricted cash	159,151	164,020
Servicer advances receivable	3,047,201	3,277,796
Trades receivable	5,307,642	3,925,198
Deferred tax asset, net	39,333	65,832
Other assets	1,025,872	688,408
	$36,792,375	$31,691,013
Liabilities and Equity
Liabilities
Repurchase agreements	$21,480,245	$15,553,969
Notes and bonds payable (includes $484,441 and $117,048 at fair value at June 30, 2019 and December 31, 2018, respectively)(A)	7,297,765	7,102,266
Trades payable	265,125	2,048,348
Residential mortgage loans repurchase liability	141,581	121,602
Due to affiliates	27,777	101,471
Dividends payable	207,760	184,552
Accrued expenses and other liabilities(A)	571,292	490,510
	29,991,545	25,602,718
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 415,520,780 and 369,104,429 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,156	3,692
Additional paid-in capital	5,498,226	4,746,242
Retained earnings	528,889	830,713
Accumulated other comprehensive income (loss)	686,694	417,023
Total New Residential stockholders’ equity	6,717,965	5,997,670
Noncontrolling interests in equity of consolidated subsidiaries	82,865	90,625
Total Equity	6,800,830	6,088,295
	$36,792,375	$31,691,013

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$416,047	$403,805	$854,914	$787,378
Interest expense	228,004	133,916	440,836	258,303
Net Interest Income	188,043	269,889	414,078	529,075

Impairment
Other-than-temporary impairment (OTTI) on securities	8,859	12,631	16,375	19,301
Valuation and loss provision (reversal) on loans and real estate owned (REO)	13,452	3,658	18,732	22,665
	22,311	16,289	35,107	41,966

Net interest income after impairment	165,732	253,600	378,971	487,109
Servicing revenue, net of change in fair value of $(334,599), $(12,807), $(391,509), and $61,859, respectively	(85,537)	146,193	80,316	363,429
Gain on sale of originated mortgage loans, net	49,504	—	93,488	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	(8,455)	(5,276)	(3,828)	(50,967)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(3,276)	1,705	(664)	2,228
Change in fair value of investments in mortgage servicing rights financing receivables	(55,411)	(119,103)	(91,790)	151,973
Change in fair value of servicer advance investments	1,388	(1,752)	9,291	(81,228)
Change in fair value of investments in residential mortgage loans	95,025	—	109,588	—
Change in fair value of derivative instruments	(36,729)	1,240	(60,496)	3,686
Gain (loss) on settlement of investments, net	29,584	14,655	2,261	117,957
Earnings from investments in consumer loans, equity method investees	(2,654)	2,982	1,657	7,788
Other income (loss), net	6,095	8,737	18,768	16,275
	25,567	(96,812)	(15,213)	167,712

Operating Expenses
General and administrative expenses	118,906	20,575	217,846	40,582
Management fee to affiliate	19,623	15,453	37,583	30,563
Incentive compensation to affiliate	—	26,732	12,958	41,321
Loan servicing expense	9,372	11,035	18,975	22,549
Subservicing expense	53,962	45,958	94,888	92,555
	201,863	119,753	382,250	227,570

(Loss) Income Before Income Taxes	(46,597)	183,228	155,312	790,680
Income tax expense (benefit)	(21,577)	(2,608)	24,420	(9,520)
Net (Loss) Income	$(25,020)	$185,836	$130,892	$800,200
Noncontrolling Interests in Income of Consolidated Subsidiaries	$6,923	$11,078	$17,241	$21,189
Net (Loss) Income Attributable to Common Stockholders	$(31,943)	$174,758	$113,651	$779,011

Net (Loss) Income Per Share of Common Stock
Basic	$(0.08)	$0.52	$0.28	$2.34
Diluted	$(0.08)	$0.51	$0.28	$2.32

Weighted Average Number of Shares of Common Stock Outstanding
Basic	415,463,757	336,311,253	401,946,938	333,364,426
Diluted	415,665,460	339,538,503	402,239,438	336,476,481

Dividends Declared per Share of Common Stock	$0.50	$0.50	$1.00	$1.00

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive income (loss), net of tax
Net (loss) income	$(25,020)	$185,836	$130,892	$800,200
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	167,162	18,069	359,515	37,045
Reclassification of net realized (gain) loss on securities into earnings	(32,164)	21,362	(89,844)	57,259
	134,998	39,431	269,671	94,304
Total comprehensive income	$109,978	$225,267	$400,563	$894,504
Comprehensive income attributable to noncontrolling interests	$6,923	$11,078	$17,241	$21,189
Comprehensive income attributable to common stockholders	$103,055	$214,189	$383,322	$873,315

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared	—	—	—	(415,475)	—	(415,475)	—	(415,475)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(25,001)	(25,001)
Issuance of common stock	46,000,000	460	750,933	—	—	751,393	—	751,393
Option exercise	348,613	3	(3)	—	—	—	—	—
Purchase of noncontrolling interests in the Buyer	—	—	—	—	—	—	—	—
Other dilution	—	—	—	—	—	—	—	—
Director share grants	67,738	1	1,054	—	—	1,055	—	1,055
Comprehensive income (loss)
Net income (loss)	—	—	—	113,651	—	113,651	17,241	130,892
Net unrealized gain (loss) on securities	—	—	—	—	359,515	359,515	—	359,515
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	(89,844)	(89,844)	—	(89,844)
Total comprehensive income (loss)						383,322	17,241	400,563
Equity - June 30, 2019	415,520,780	$4,156	$5,498,226	$528,889	$686,694	$6,717,965	$82,865	$6,800,830

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$130,892	$800,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	3,828	50,967
Change in fair value of investments in excess mortgage servicing rights, equity method investees	664	(2,228)
Change in fair value of investments in mortgage servicing rights financing receivables	91,790	(151,973)
Change in fair value of servicer advance investments	(9,291)	81,228
Change in fair value of residential mortgage loans, at fair value, and notes and bonds payable, at fair value	(107,832)	—
(Gain) / loss on settlement of investments (net)	(2,261)	(117,957)
(Gain) / loss on sale of originated mortgage loans (net)	(93,488)	—
Earnings from investments in consumer loans, equity method investees	(1,657)	(7,788)
Unrealized (gain) / loss on derivative instruments	60,496	(3,686)
Changes in fair value of contingent consideration	4,727	—
Unrealized (gain) / loss on other ABS	(14,064)	(4,804)
(Gain) / loss on transfer of loans to REO	(6,584)	(10,490)
(Gain) / loss on transfer of loans to other assets	277	120
(Gain) / loss on Excess MSR recapture agreements	(1,242)	(4,270)
(Gain) / loss on Ocwen common stock	(4,237)	(4,800)
Accretion and other amortization	(256,955)	(359,105)
Other-than-temporary impairment	16,375	19,301
Valuation and loss provision on loans and real estate owned	18,732	22,665
Non-cash portions of servicing revenue, net	391,509	(61,859)
Non-cash directors’ compensation	1,055	1,019
Deferred tax provision	24,733	(10,815)
Changes in:
Servicer advances receivable	231,023	425,215
Other assets	(371,166)	(79,511)
Due to affiliates	(73,694)	(40,313)
Accrued expenses and other liabilities	75,747	39,032
Other operating cash flows:
Interest received from excess mortgage servicing rights	12,568	21,399
Interest received from servicer advance investments	15,251	17,826
Interest received from Non-Agency RMBS	137,729	98,268
Interest received from residential mortgage loans	37,253	4,350
Interest received from PCD consumer loans, held-for-investment	16,437	17,858
Distributions of earnings from excess mortgage servicing rights, equity method investees	5,635	6,530
Distributions of earnings from consumer loan equity method investees	1,178	3,263
Purchases of residential mortgage loans, held-for-sale	(4,220,239)	(2,402,258)
Origination of residential mortgage loans, held-for-sale	(5,537,689)	—
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	6,473,386	1,776,239
Principal repayments from purchased residential mortgage loans, held-for-sale	165,931	73,153
Net cash provided by (used in) operating activities	(2,783,183)	196,776

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Investing Activities
Purchase of servicer advance investments	(865,350)	(1,313,291)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(775,873)	(628,841)
Purchase of Agency RMBS	(14,883,418)	(2,210,812)
Purchase of Non-Agency RMBS	(651,001)	(947,955)
Purchase of residential mortgage loans	—	(85,778)
Purchase of real estate owned and other assets	(16,426)	(23,948)
Purchase of investment in consumer loans, equity method investees	(63,875)	(205,641)
Draws on revolving consumer loans	(28,871)	(20,636)
Payments for settlement of derivatives	(191,527)	(40,980)
Return of investments in excess mortgage servicing rights	30,342	31,097
Return of investments in excess mortgage servicing rights, equity method investees	8,197	8,429
Return of investments in consumer loans, equity method investees	55,848	191,145
Principal repayments from servicer advance investments	969,851	1,326,252
Principal repayments from Agency RMBS	314,623	43,403
Principal repayments from Non-Agency RMBS	605,874	374,084
Principal repayments from residential mortgage loans	57,168	69,133
Proceeds from sale of residential mortgage loans	34,682	21,155
Principal repayments from consumer loans	139,846	152,512
Proceeds from sale of mortgage servicing rights financing receivables	9,113	—
Proceeds from sale of Agency RMBS	10,889,487	2,956,351
Proceeds from sale of Non-Agency RMBS	752,026	66,198
Proceeds from settlement of derivatives	57,240	110,467
Proceeds from sale of real estate owned	74,976	71,994
Net cash provided by (used in) investing activities	(3,477,068)	(55,662)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Financing Activities
Repayments of repurchase agreements	(91,625,830)	(33,450,992)
Margin deposits under repurchase agreements and derivatives	(1,637,846)	(670,912)
Repayments of notes and bonds payable	(4,540,705)	(5,053,552)
Payment of deferred financing fees	(2,868)	(10,614)
Common stock dividends paid	(392,267)	(321,749)
Borrowings under repurchase agreements	97,551,956	33,542,060
Return of margin deposits under repurchase agreements and derivatives	1,606,200	604,930
Borrowings under notes and bonds payable	4,725,330	4,683,103
Issuance of common stock	752,217	482,696
Costs related to issuance of common stock	(824)	(442)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(25,001)	(37,015)
Purchase of noncontrolling interests	—	—
Net cash provided by (used in) financing activities	6,410,362	(232,487)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	150,111	(91,373)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	415,078	446,050

Cash, Cash Equivalents, and Restricted Cash, End of Period	$565,189	$354,677

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$417,974	$248,990
Cash paid during the period for income taxes	1,194	3,176

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$207,760	$169,931
Purchase of Agency and Non-Agency RMBS, settled after quarter end	265,125	1,168,865
Sale of investments, primarily Agency RMBS, settled after quarter end	5,307,642	1,076,626
Transfer from residential mortgage loans to real estate owned and other assets	48,449	56,789
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	36,331	—
Non-cash distributions from LoanCo	21,314	12,613
MSR purchase price holdback	22,574	1,210
Shellpoint Acquisition purchase price holdback	—	—
Shellpoint Acquisition contingent consideration	—	—
Real estate securities retained from loan securitizations	232,050	224,359
Residential mortgage loans subject to repurchase	141,581	—
Ocwen transaction (Note 5) - excess mortgage servicing rights	—	638,567
Ocwen transaction (Note 5) - servicer advance investments	—	3,175,891
Ocwen transaction (Note 5) - mortgage servicing rights financing receivables, at fair value	—	1,017,993

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

As of June 30, 2019, New Residential conducted its business through the following segments: (i) Servicing and Originations, (ii) Residential Securities and Loans, (iii) Consumer Loans and (iv) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of June 30, 2019. In addition, Fortress, through its affiliates, held options relating to approximately 8.8 million shares of New Residential’s common stock as of June 30, 2019.

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
June 30, 2019
(dollars in tables in thousands, except share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02 was effective for New Residential in the first quarter of 2019. An entity should apply ASU No. 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. The adoption of ASU No. 2016-02 did not have a material impact on the condensed consolidated financial statements (see Notes 2 and 14 for details).

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU No. 2016-13 is effective for New Residential in the first quarter of 2020. Early adoption is permitted beginning in 2019. An entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements. New Residential’s plan to elect the fair value option on impacted assets.

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

On July 3, 2018, the Shellpoint Purchaser acquired 100% of the outstanding equity interests of Shellpoint for a cash purchase price of $212.3 million (the “Shellpoint Acquisition”). As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). The Shellpoint Earnout Payments are classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Shellpoint Acquisition. The contingent consideration is subsequently measured at fair value on a quarterly basis with changes in fair value recorded in other income.

Shellpoint is a vertically integrated mortgage platform with established origination and servicing capabilities and provides New Residential with in-house servicing, asset origination and recapture capabilities. The results of Shellpoint’s operations have been included in the Company’s condensed consolidated statements of income for the six months ended June 30, 2019 and represent $242.8 million and $7.6 million of revenue and net income, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

(A)
The range of outcomes for this contingent consideration is from $0 to $60.0 million, dependent on the performance of Shellpoint. New Residential derived a fair value of the contingent consideration payment in three years of $39.3 million. This amount excludes contingent payments to the long-term employee incentive plans that require continuing employment and are recognized as compensation expense within General and Administrative expenses in the post-acquisition consolidated financial statements separate from New Residential’s acquisition of assets and assumption of liabilities in the business combination. As of June 30, 2019, the contingent consideration had a fair value of $45.6 million.

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
June 30, 2019
(dollars in tables in thousands, except share data)

New Residential has performed an allocation of the total consideration of $425.5 million to Shellpoint’s assets and liabilities, as set forth below. The final amount and allocation of total consideration reflects certain measurement period adjustments identified during the fourth quarter of 2018, including the effect on earnings that would have been recorded during the third quarter of 2018 had the accounting been completed at the acquisition date. Such measurement period adjustments included 1) a decrease of $3.5 million in the amount of contingent consideration based upon finalization of the internal valuation 2) a decrease of $6.4 million to consideration transferred for the effective settlement of existing relationships 3) an increase of $14.1 million to the fair value of identifiable intangible assets based upon receipt of the final valuation report from a third-party valuation firm and 4) an increase of $0.3 million to other assets due to a decrease in the fair value discount on certain servicing advance receivables. These measurement period adjustments resulted in a corresponding decrease to goodwill in the amount of $24.3 million.

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

The goodwill of $24.6 million primarily includes the synergies and benefits expected to result from combining operations with Shellpoint and adding in-house servicing, asset origination and recapture capabilities. The full amount of goodwill for tax purposes of $24.6 million is expected to be deductible. New Residential will assess the goodwill annually on October 1 and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred. Based on New Residential’s assessment performed, there were no indicators of impairment as of June 30, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Certain transactions were recognized separately from New Residential’s acquisition of assets and assumption of liabilities in the business combination. These separately recognized transactions include 1) contingent payments to Shellpoint’s employees and 2) effective settlement of preexisting relationships discussed above.

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Originations Revenue, which is comprised of 1) servicing revenue, net and 2) gain on sale of originated mortgage loans, net, and Income Before Income Taxes for the three and six months ended June 30, 2019 and 2018 prepared as if the Shellpoint Acquisition had been consummated on January 1, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pro Forma
Servicing and Originations Revenue	$(36,033)	$224,486	$173,804	$512,814
Income Before Income Taxes	(46,597)	189,740	155,312	804,338

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

2.	OTHER INCOME, GENERAL AND ADMINISTRATIVE, OTHER ASSETS AND LIABILITIES

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain (loss) on sale of real estate securities, net	$41,023	$(8,731)	$106,219	$(37,958)
Gain (loss) on sale of acquired residential mortgage loans, net	31,482	9,228	49,016	(5,423)
Gain (loss) on settlement of derivatives	(45,201)	19,270	(138,277)	56,633
Gain (loss) on liquidated residential mortgage loans	(597)	(769)	(1,593)	(1,154)
Gain (loss) on sale of REO	(4,551)	(4,343)	(6,276)	(7,143)
Gains on settlement of investments in excess MSRs and servicer advance investments	—	—	—	113,002
Other gains (losses)	7,428	—	(6,828)	—
	$29,584	$14,655	$2,261	$117,957

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Other income (loss), net, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gain (loss) on other ABS	7,385	5,117	$14,064	$4,804
Unrealized gain (loss) on notes and bonds payable	(1,464)	—	(2,601)	—
Unrealized gain (loss) on contingent consideration	(2,682)	—	(4,727)	—
Gain (loss) on transfer of loans to REO	1,600	6,320	6,584	10,490
Gain (loss) on transfer of loans to other assets	244	(175)	(277)	(120)
Gain (loss) on Excess MSR recapture agreements	935	1,365	1,242	4,270
Gain (loss) on Ocwen common stock	1,451	(972)	4,237	4,800
Other income (loss)	(1,374)	(2,918)	246	(7,969)
	$6,095	$8,737	$18,768	$16,275

General and Administrative Expenses is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Compensation and benefits expense	$68,821	$—	$125,432	$—
Legal and professional expense	16,618	11,719	29,910	23,629
Loan origination expense	14,198	—	24,467	—
Occupancy expense	4,786	—	8,965	—
Other(A)	14,483	8,856	29,072	16,953
	$118,906	$20,575	$217,846	$40,582

(A)	Represents miscellaneous general and administrative expenses.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
Margin receivable, net(A)	$102,542	$145,857	MSR purchase price holdback	$123,167	$100,593
Servicing fee receivables	181,178	105,563	Accounts payable	71,114	75,591
Due from servicers	145,147	95,261	Derivative liabilities (Note 10)	18,980	29,389
Principal and interest receivable	123,460	76,015	Interest payable	61,953	49,352
Equity investments(B)	90,411	74,323	Due to servicers	143,605	95,419
Ditech deposit (Note 5)	70,000	—	Contingent Consideration	45,569	40,842
Other receivables	87,015	23,723	Excess spread financing, at fair value	28,078	39,304
Goodwill	24,645	24,645	Operating lease liability	26,157	—
Receivable from government agency(C)	18,379	20,795	Reserve for sales recourse	8,016	5,880
Intangible assets	19,065	18,708	Other liabilities	44,653	54,140
Prepaid expenses	18,795	29,165		$571,292	$490,510
Operating lease right-of-use asset	20,123	—
Derivative assets (Note 10)	23,129	10,893
Ocwen common stock, at fair value	12,015	7,778
Other assets	89,968	55,682
	$1,025,872	$688,408

(A)	Represents collateral posted primarily as a result of changes in fair value of our 1) real estate securities securing our repurchase agreements and 2) derivative instruments.

(B)
Represents equity investments in funds that invest in 1) a commercial redevelopment project and 2) an operating company in the single family rental industry (acquired in May 2019). The indirect investments are accounted for at fair value based on the net asset value (“NAV”) of New Residential’s investment and as an equity method investment, respectively.

(C)
Represents claims receivable from the FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Six Months Ended June 30,
	2019	2018
Accretion of servicer advances receivable discount and servicer advance investments	$12,957	$146,024
Accretion of excess mortgage servicing rights income	11,830	20,743
Accretion of net discount on securities and loans(A)	235,003	197,331
Amortization of deferred financing costs	(1,925)	(3,963)
Amortization of discount on notes and bonds payable	(910)	(1,030)
	$256,955	$359,105

(A)	Includes accretion of the accretable yield on PCD loans.

3.	SEGMENT REPORTING

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2019
Interest income	$147,416	$168,489	$56,303	$43,839	$—	$416,047
Interest expense	71,883	106,669	40,622	8,830	—	228,004
Net interest income (expense)	75,533	61,820	15,681	35,009	—	188,043
Impairment	—	8,859	5,800	7,652	—	22,311
Servicing revenue, net	(85,537)	—	—	—	—	(85,537)
Gain on sale of originated mortgage loans, net	49,504	—	—	—	—	49,504
Other income (loss)	(40,867)	(37,446)	113,092	(12,204)	2,992	25,567
Operating expenses	162,334	1,096	7,963	7,004	23,466	201,863
Income (Loss) Before Income Taxes	(163,701)	14,419	115,010	8,149	(20,474)	(46,597)
Income tax expense (benefit)	(41,649)	—	20,050	22	—	(21,577)
Net Income (Loss)	$(122,052)	$14,419	$94,960	$8,127	$(20,474)	$(25,020)
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,874	$—	$—	$5,049	$—	$6,923
Net income (loss) attributable to common stockholders	$(123,926)	$14,419	$94,960	$3,078	$(20,474)	$(31,943)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2019
Interest income	$279,216	$372,962	$114,492	$88,244	$—	$854,914
Interest expense	138,369	207,969	76,473	18,025	—	440,836
Net interest income (expense)	140,847	164,993	38,019	70,219	—	414,078
Impairment	—	16,375	(4)	18,736	—	35,107
Servicing revenue, net	80,316	—	—	—	—	80,316
Gain on sale of originated mortgage loans, net	93,488	—	—	—	—	93,488
Other income (loss)	(54,331)	(84,404)	125,491	(7,673)	5,704	(15,213)
Operating expenses	289,176	2,285	17,283	14,431	59,075	382,250
Income (Loss) Before Income Taxes	(28,856)	61,929	146,231	29,379	(53,371)	155,312
Income tax expense (benefit)	(2,275)	—	26,594	101	—	24,420
Net Income (Loss)	$(26,581)	$61,929	$119,637	$29,278	$(53,371)	$130,892
Noncontrolling interests in income (loss) of consolidated subsidiaries	$4,732	$—	$—	$12,509	$—	$17,241
Net income (loss) attributable to common stockholders	$(31,313)	$61,929	$119,637	$16,769	$(53,371)	$113,651

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
June 30, 2019
Investments	$7,735,888	$12,125,826	$5,980,982	$964,442	$—	$26,807,138
Cash and cash equivalents	280,215	24,792	1,917	8,107	91,007	406,038
Restricted cash	125,596	—	—	33,555	—	159,151
Other assets	3,451,887	5,476,600	190,498	32,979	243,439	9,395,403
Goodwill	24,645	—	—	—	—	24,645
Total assets	$11,618,231	$17,627,218	$6,173,397	$1,039,083	$334,446	$36,792,375
Debt	$7,650,793	$15,165,568	$5,026,169	$935,480	$—	$28,778,010
Other liabilities	585,063	322,826	61,466	4,390	239,790	1,213,535
Total liabilities	8,235,856	15,488,394	5,087,635	939,870	239,790	29,991,545
Total equity	3,382,375	2,138,824	1,085,762	99,213	94,656	6,800,830
Noncontrolling interests in equity of consolidated subsidiaries	60,234	—	—	22,631	—	82,865
Total New Residential stockholders’ equity	$3,322,141	$2,138,824	$1,085,762	$76,582	$94,656	$6,717,965
Investments in equity method investees	$133,468	$—	$—	$25,486	$—	$158,954

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2018
Interest income	$191,632	$115,592	$40,685	$55,022	$874	$403,805
Interest expense	55,735	48,548	18,614	11,019	—	133,916
Net interest income (expense)	135,897	67,044	22,071	44,003	874	269,889
Impairment	—	12,631	(9,430)	13,088	—	16,289
Servicing revenue, net	146,193	—	—	—	—	146,193
Gain on sale of originated mortgage loans, net	—	—	—	—	—	—
Other income (loss)	(122,940)	16,783	5,727	4,478	(860)	(96,812)
Operating expenses	50,392	643	10,275	8,839	49,604	119,753
Income (Loss) Before Income Taxes	108,758	70,553	26,953	26,554	(49,590)	183,228
Income tax expense (benefit)	203	—	(2,811)	—	—	(2,608)
Net Income (Loss)	$108,555	$70,553	$29,764	$26,554	$(49,590)	$185,836
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,056	$—	$—	$10,022	$—	$11,078
Net income (loss) attributable to common stockholders	$107,499	$70,553	$29,764	$16,532	$(49,590)	$174,758

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2018
Interest income	$386,400	$216,725	$75,077	$107,670	$1,506	$787,378
Interest expense	110,765	90,078	34,925	22,535	—	258,303
Net interest income (expense)	275,635	126,647	40,152	85,135	1,506	529,075
Impairment	—	19,301	(4,247)	26,912	—	41,966
Servicing revenue, net	363,429	—	—	—	—	363,429
Gain on sale of originated mortgage loans, net	—	—	—	—	—	—
Other income (loss)	140,371	27,352	(14,490)	9,568	4,911	167,712
Operating expenses	102,875	940	19,222	18,276	86,257	227,570
Income (Loss) Before Income Taxes	676,560	133,758	10,687	49,515	(79,840)	790,680
Income tax expense (benefit)	(6,953)	—	(2,811)	244	—	(9,520)
Net Income (Loss)	$683,513	$133,758	$13,498	$49,271	$(79,840)	$800,200
Noncontrolling interests in income (loss) of consolidated subsidiaries	$2,439	$—	$—	$18,750	$—	$21,189
Net income (loss) attributable to common stockholders	$681,074	$133,758	$13,498	$30,521	$(79,840)	$779,011

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Total
Balance as of December 31, 2018	$445,328	$2,532	$447,860
Purchases	—	—	—
Interest income	11,892	(62)	11,830
Other income	1,242	—	1,242
Proceeds from repayments	(43,259)	(172)	(43,431)
Proceeds from sales	(2,136)	—	(2,136)
Change in fair value	(3,612)	(216)	(3,828)
Balance as of June 30, 2019	$409,455	$2,082	$411,537

(A)	Specialized Loan Servicing LLC (“SLS”).

Nationstar or SLS, as applicable, as servicer, performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	June 30, 2019							December 31, 2018
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency	$48,657,313	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.5	$193,893	$231,092	$257,387
Non-Agency(E)	$49,887,579	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	6.3	$134,698	$180,445	$190,473
Total	$98,544,892				5.8	$328,591	$411,537	$447,860

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
Serviced by Nationstar and SLS, New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of June 30, 2019 (Note 6) on $35.5 billion UPB underlying these Excess MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Original and Recaptured Pools	$(8,455)	$(5,276)	$(3,828)	$(50,967)

As of June 30, 2019, a weighted average discount rate of 8.3% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	June 30, 2019	December 31, 2018
Excess MSR assets	$236,263	$269,203
Other assets	31,360	27,411
Other liabilities	(687)	(687)
Equity	$266,936	$295,927
New Residential’s investment	$133,468	$147,964

New Residential’s ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$190	$6,864	$4,261	$12,091
Other income (loss)	(6,727)	(3,453)	(5,557)	(7,635)
Expenses	(15)	—	(32)	—
Net income (loss)	$(6,552)	$3,411	$(1,328)	$4,456

New Residential’s investments in equity method investees changed during the six months ended June 30, 2019 as follows:

Balance at December 31, 2018	$147,964
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(5,635)
Distributions of capital from equity method investees	(8,197)
Change in fair value of investments in equity method investees	(664)
Balance at June 30, 2019	$133,468

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	June 30, 2019
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency	$38,336,238	66.7%	50.0%	$177,772	$236,263	5.4

(A)	The remaining interests are held by Nationstar.

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

See Note 11 regarding the financing of Excess MSRs.

5.    INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MORTGAGE SERVICING RIGHTS FINANCING RECEIVABLES

Mortgage Servicing Rights

In 2016, a subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), became a licensed or otherwise eligible mortgage servicer. NRM is presently licensed or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Additionally, NRM has received approval from the Federal Housing Administration (“FHA”) to hold MSRs associated with FHA-insured mortgage loans, from the Federal National Mortgage Association (“Fannie Mae”) to hold MSRs associated with loans owned by Fannie Mae, and from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to hold MSRs associated with loans owned by Freddie Mac. Fannie Mae and Freddie Mac are collectively referred to as the Government Sponsored Enterprises (“GSEs”). As an approved Fannie Mae Servicer, Freddie Mac Servicer and FHA-approved mortgagee, NRM is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. NRM engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Condensed Consolidated Statements of Income. As of June 30, 2019, these subservicers include Nationstar, Ocwen, LoanCare, LLC (“LoanCare”), PHH Mortgage Corporation (“PHH”), Ditech Financial LLC (“Ditech”), and Flagstar Bank, FSB (“Flagstar”), which subservice 26.0%, 18.9%, 14.9%, 11.4%, 3.6%, and 0.5% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables).

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
June 30, 2019
(dollars in tables in thousands, except share data)

As a result of the Shellpoint Acquisition completed on July 3, 2018, New Residential, through its wholly owned subsidiary, NewRez, is eligible to hold MSRs associated with loans held in Ginnie Mae MBS.

NewRez, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and NewRez retains the right to service the underlying residential mortgage loans. As the servicer, NewRez, holds an option to repurchase delinquent loans from the securitization at its discretion (“Ginnie Mae Buy-Back Option”). In accordance with the accounting guidance in ASC 860, NewRez recognizes any delinquent loans subject to the Ginnie Mae Buy-Back option and an offsetting repurchase liability on its balance sheet regardless of whether NewRez executes its option to repurchase. As of June 30, 2019, New Residential holds approximately $141.6 million in Residential mortgage loans subject to repurchase and Residential mortgage loans repurchase liability on its condensed consolidated balance sheets.

Ditech Transaction

On June 17, 2019, New Residential entered into a “stalking horse” Asset Purchase Agreement (the “APA”) with Ditech Holding Corporation and Ditech Financial LLC to purchase substantially all of the forward assets of Ditech Financial LLC. Concurrently with the execution of the APA, New Residential made a deposit of $70 million to be held in an escrow account until the purchase is settled. The purchase remains subject to approval by the bankruptcy court and various other conditions. The final purchase price will be determined at the closing of the transaction based on the tangible book value of the related assets, subject to certain agreed upon adjustments. New Residential expects to finance the acquisition of these assets with existing financing facilities and cash on hand.

Under the terms of the APA, subject to certain conditions, New Residential has agreed to purchase, among other assets, Ditech Financial’s forward Fannie Mae, Ginnie Mae and non-agency mortgage servicing rights (“MSRs”), with an aggregate unpaid principal balance of approximately $63 billion as of March 31, 2019, the servicer advance receivables relating to such MSRs and other net assets core to the forward origination and servicing businesses. Additionally, New Residential has agreed to assume certain Ditech office spaces and plans to make employment offers to a number of Ditech employees. Under the APA, New Residential will not purchase any of the stock or assets related to Ditech Financial’s reverse mortgage business.

During the six months ended June 30, 2019, New Residential, through its wholly owned subsidiaries, completed the following MSR acquisitions (in millions):

Date of Acquisition	Collateral Type(A)	UPB (in billions)	Purchase Price
February 28, 2019	Agency	$9.5	$116.7
March 29, 2019	Agency	10.0	126.9
April 2, 2019	Agency	8.2	84.4
April 19, 2019	Agency	18.5	230.5
May 21, 2019	Agency	23.7	218.0
Various(B)	Agency	4.6	65.1
Total		$74.5	$841.6

(A)	“Agency” represents Fannie Mae and Freddie Mac MSRs.

(B)	Represents Flow MSR acquisitions from Ditech and various counterparties for the six months ended June 30, 2019.

New Residential records its investments in MSRs at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Servicing fee revenue	$196,249	$131,286	$379,275	$250,509
Ancillary and other fees	52,813	27,714	92,550	51,061
Servicing fee revenue and fees	249,062	159,000	471,825	301,570
Amortization of servicing rights	(105,321)	(65,439)	(177,996)	(120,566)
Change in valuation inputs and assumptions(A) (B)	(229,278)	52,632	(213,513)	182,425
Servicing revenue, net	$(85,537)	$146,193	$80,316	$363,429

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(B)	Includes $8.0 million of fair value adjustment to Excess spread financing for the six months ended June 30, 2019.

The following table presents activity related to the carrying value of New Residential’s investments in MSRs:

Balance as of December 31, 2018	$2,884,100
Purchases, net(A)	400,909
Transfer Out(B)	(354)
Originations(C)	94,349
Proceeds from sales	—
Amortization of servicing rights(D)	(181,515)
Change in valuation inputs and assumptions(E)	(221,481)
Balance as of June 30, 2019	$2,976,008

(A)	Net of purchase price adjustments.

(B)	Represents Ginnie Mae MSRs repurchased.

(C)	Represents MSRs retained on the sale of originated mortgage loans.

(D)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(E)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.
The following is a summary of New Residential’s investments in MSRs as of June 30, 2019:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency(C)	$245,510,334	5.2	$2,505,292	$2,621,004
Non-Agency	2,186,456	3.7	14,679	17,791
Ginnie Mae	29,012,692	4.6	360,112	337,213
Total	$276,709,482	5.1	$2,880,083	$2,976,008

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of June 30, 2019, a weighted average discount rate of 8.0% was used to value New Residential’s investments in MSRs.

(C)	Represents Fannie Mae and Freddie Mac MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

As of June 30, 2019, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP.

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

United Shore Transactions

On April 2, 2019 and May 21, 2019, NRM entered into agreements with United Shore to purchase the MSRs, and related servicer advance receivables, with respect to $8.2 billion and $23.7 billion in total UPB of seasoned Agency residential mortgage loans, respectively. The residential mortgage loans underlying the MSRs acquired by NRM will be subserviced by NewRez, Nationstar and LoanCare pursuant to existing subservicing agreements with NRM. As a result of the length of term of prepayment protection provided to NRM, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that the transferor retained more than minor protection provisions, and that the purchase agreement would not be treated as a sale under GAAP.

Interest income from investments in mortgage servicing rights financing receivables was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Servicing fee revenue	$130,126	$192,462	$256,370	$394,414
Ancillary and other fees	29,954	40,360	61,278	70,595
Less: subservicing expense	(49,577)	(65,115)	(105,239)	(130,821)
Interest income, investments in mortgage servicing rights financing receivables	$110,503	$167,707	$212,409	$334,188

Change in fair value of investments in mortgage servicing rights financing receivables was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of servicing rights	$(40,201)	$(56,840)	$(83,077)	$(105,543)
Change in valuation inputs and assumptions(A)	(14,850)	(62,263)	(7,912)	257,516
(Gain)/loss on sales(B)	(360)	—	(801)	—
Change in fair value of investments in mortgage servicing rights financing receivables	$(55,411)	$(119,103)	$(91,790)	$151,973

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(B)	Represents the realization of unrealized gain/(loss) as a result of sales.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following table presents activity related to the carrying value of New Residential’s investments in mortgage servicing rights financing receivables:

Balance as of December 31, 2018	$1,644,504
Purchases, net(A)	397,538
Proceeds from sales	(9,113)
Amortization of servicing rights(B)	(83,077)
Change in valuation inputs and assumptions(C)	(7,912)
(Gain)/loss on sales(D)	(801)
Balance as of June 30, 2019	$1,941,139

(A)	Net of purchase price adjustments.

(B)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(C)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(D)	Represents the realization of unrealized gain/(loss) as a result of sales.

The following is a summary of New Residential’s investments in mortgage servicing rights financing receivables as of June 30, 2019:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
Agency	$78,168,877	5.2	$736,708	$745,523
Non-Agency	82,630,548	7.9	872,378	1,195,616
Total	$160,799,425	6.6	$1,609,086	$1,941,139

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	Carrying Value represents fair value. As of June 30, 2019, a weighted average discount rate of 9.5% was used to value New Residential’s investments in mortgage servicing rights financing receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and mortgage servicing rights financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2019	December 31, 2018
California	22.5%	21.7%
New York	6.9%	7.8%
Florida	6.9%	6.9%
Texas	5.2%	5.3%
New Jersey	4.7%	5.0%
Illinois	3.7%	3.7%
Washington	3.4%	2.3%
Massachusetts	3.4%	3.5%
Maryland	3.1%	3.4%
Georgia	3.0%	3.0%
Other U.S.	37.2%	37.4%
	100.0%	100.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

Mortgage Subservicing

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s condensed consolidated balance sheets. The UPB of residential mortgage loans subserviced for others as of June 30, 2019 was $51.1 billion and subservicing revenue of $64.7 million is included within servicing revenue, net in the Condensed Consolidated Statements of Income.

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

The following types of advances are included in the Servicer Advances Receivable:

	June 30, 2019	December 31, 2018
Principal and interest advances	$844,704	$793,790
Escrow advances (taxes and insurance advances)	1,940,290	2,186,831
Foreclosure advances	181,871	199,203
Total(A) (B) (C)	$2,966,865	$3,179,824

(A)	Includes $266.0 million and $231.2 million of servicer advances receivable related to Agency MSRs, respectively, recoverable from the Agencies.

(B)
Includes $58.4 million and $41.6 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from Ginnie Mae. Reserves for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.

(C)	Net of $80.3 million and $98.0 million, respectively, in accrual for advance recoveries.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of June 30, 2019 and December 31, 2018, expected full recovery of the Servicer Advance Receivables.

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
June 30, 2019
(dollars in tables in thousands, except share data)

of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 73.2% interest in the Buyer as of June 30, 2019. As of June 30, 2019, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2019, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $323.6 million and $293.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

See Note 5 regarding the New Ocwen Agreements. Subsequent to the New Ocwen Agreements, the Servicer Advance Investments serviced by Ocwen are accounted for as Servicer Advances Receivable, as described in Note 5.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2019
Servicer Advance Investments	$614,578	$637,914	5.5%	5.8%	6.2
As of December 31, 2018
Servicer Advance Investments	$721,801	$735,846	5.9%	5.8%	5.7

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in Fair Value of Servicer Advance Investments	$1,388	$(1,752)	$9,291	$(81,228)

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
June 30, 2019
Servicer Advance Investments(D)	$35,458,272	$528,202	1.5%	$484,219	87.5%	86.3%	3.8%	3.1%
December 31, 2018
Servicer Advance Investments(D)	$40,096,998	$620,050	1.5%	$574,117	88.3%	87.2%	3.7%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances are included in the Servicer Advance Investments:

	June 30, 2019	December 31, 2018
Principal and interest advances	$92,164	$108,317
Escrow advances (taxes and insurance advances)	197,703	238,349
Foreclosure advances	238,335	273,384
Total	$528,202	$620,050

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income, gross of amounts attributable to servicer compensation	$13,932	$22,161	$29,008	$42,548
Amounts attributable to base servicer compensation	(1,407)	(2,035)	(2,972)	(4,007)
Amounts attributable to incentive servicer compensation	(7,080)	(7,634)	(13,507)	(7,160)
Interest income from Servicer Advance Investments	$5,445	$12,492	$12,529	$31,381

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	June 30, 2019	December 31, 2018
Assets
Servicer advance investments, at fair value	$617,754	$713,239
Cash and cash equivalents	36,972	29,833
All other assets	9,046	10,223
Total assets(A)	$663,772	$753,295
Liabilities
Notes and bonds payable	$469,259	$556,340
All other liabilities	2,209	2,442
Total liabilities(A)	$471,468	$558,782

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	June 30, 2019	December 31, 2018
Total Advance Purchaser LLC equity	$192,304	$194,513
Others’ ownership interest	26.8%	26.8%
Others’ interest in equity of consolidated subsidiary	$51,474	$52,066

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Advance Purchaser LLC income	$1,235	$3,881	$10,390	$8,966
Others’ ownership interest as a percent of total	26.8%	27.2%	26.8%	27.2%
Others’ interest in net income of consolidated subsidiaries	$331	$1,056	$2,782	$2,439

See Note 11 regarding the financing of Servicer Advance Investments.

7.	INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Six Months Ended June 30, 2019
	(in millions)
	Agency	Non-Agency
Purchases
Face	$12,817.1	$4,574.2
Purchase Price	13,089.1	917.9

Sales
Face	$11,825.1	$837.5
Amortized Cost	12,105.6	738.6
Sale Price	12,198.6	752.0
Gain (Loss) on Sale	93.0	13.4

As of June 30, 2019, New Residential had sold and purchased $5.1 billion and $0.3 billion face amount of Agency RMBS for $5.3 billion and $0.3 billion, respectively, and purchased $21.6 million face amount of Non-Agency RMBS for $13.5 million, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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
June 30, 2019
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

	June 30, 2019											December 31, 2018
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$3,237,064	$3,263,710	$44,153	$(5)	$3,307,858	35	AAA	3.44%	3.16%	5.0	N/A	$2,665,618
Non-Agency RMBS(H) (I)	21,743,103	8,152,915	702,454	(37,401)	8,817,968	935	B	3.27%	5.03%	6.5	9.6%	8,970,963
Total/ Weighted Average	$24,980,167	$11,416,625	$746,607	$(37,406)	$12,125,826	970	BB+	3.31%	4.49%	6.0		$11,636,581

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 288 bonds with a carrying value of $958.9 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $227.2 million and $2.4 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $3.2 billion for fixed rate securities and $0.0 billion for floating rate securities as of June 30, 2019.

(H)
The total outstanding face amount was $10.6 billion (including $8.3 billion of residual and fair value option notional amount) for fixed rate securities and $11.1 billion (including $3.1 billion of residual and fair value option notional amount) for floating rate securities as of June 30, 2019.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by consumer loans, and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$85,000	$85,000	$—	$(12,325)	$72,675	1	B-	8.25%	8.25%	5.8	N/A
Consumer loan bonds	137,739	42,589	434	(7,110)	35,913	7	N/A	6.55%	10.59%	1.7	N/A
Fair Value Option Securities:
Interest-only securities	8,360,746	270,528	37,346	(12,876)	294,998	92	AA+	1.40%	6.90%	2.7	N/A
Servicing Strips	2,061,685	25,548	2,213	(428)	27,333	39	N/A	0.37%	7.41%	4.5	N/A

Unrealized losses that are considered other-than-temporary and are attributable to credit losses are recognized currently in earnings. During the six months ended June 30, 2019, New Residential recorded OTTI charges of $16.4 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s securities in an unrealized loss position as of June 30, 2019.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$3,391,715	$604,503	$(4,594)	$599,909	$(11,726)	$588,183	79	CCC-	3.16%	4.85%	4.7
12 or More Months	1,384,841	210,393	(4,265)	206,128	(25,680)	180,448	70	B+	4.69%	6.08%	5.5
Total/Weighted Average	$4,776,556	$814,896	$(8,859)	$806,037	$(37,406)	$768,631	149	CCC+	3.55%	5.17%	4.9

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of June 30, 2019.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 32 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 24 bonds which either have never been rated or for which rating information is no longer provided.

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2019
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	556,029	566,712	(8,859)	(10,683)
Non-credit impaired securities	212,602	239,325	—	(26,723)
Total debt securities in an unrealized loss position	$768,631	$806,037	$(8,859)	$(37,406)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of June 30, 2019.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

Six Months Ended June 30, 2019
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$52,803
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	14,668
Additions for credit losses on securities for which an OTTI was not previously recognized	1,707
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold/paid off during the period	(1,698)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$67,480

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	June 30, 2019		December 31, 2018
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$8,281,344	38.5%	$7,318,616	37.7%
Southeastern U.S.	5,041,764	23.4%	4,613,314	23.8%
Northeastern U.S.	4,544,612	21.1%	3,829,725	19.7%
Midwestern U.S.	2,128,904	9.9%	2,063,263	10.6%
Southwestern U.S.	1,352,752	6.3%	1,321,853	6.8%
Other(B)	170,968	0.8%	250,833	1.4%
	$21,520,344	100.0%	$19,397,604	100.0%

(A)
Excludes $137.7 million and $56.8 million face amount of bonds backed by consumer loans and $85.0 million and $85.0 million face amount of bonds backed by corporate debt as of June 30, 2019 and December 31, 2018, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the six months ended June 30, 2019, excluding residual and fair value option securities, the face amount of these real estate securities was $380.5 million, with total expected cash flows of $349.1 million and a fair value of $223.7 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
June 30, 2019	$6,194,163	$4,203,445
December 31, 2018	6,385,306	4,217,242

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these securities:

Six Months Ended June 30, 2019
Balance at December 31, 2018	$2,245,983
Additions	125,421
Accretion	(139,274)
Reclassifications from (to) non-accretable difference	(206,234)
Disposals	(35,032)
Balance at June 30, 2019	$1,990,864

See Note 11 regarding the financing of real estate securities.

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. As a result of the Shellpoint Acquisition, New Residential, through its wholly owned subsidiary, NewRez, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Investment, at fair value

•	Loans Held-for-Sale, at lower of cost or fair value

•	Loans Held-for-Sale, at fair value

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	June 30, 2019									December 31, 2018
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Performing Loans(G) (J)	$584,801	$547,196	8,018	7.8%	4.6	20.2%	73.0%	9.9%	646	$591,264
Purchased Credit Deteriorated Loans(H)	131,768	94,193	1,183	7.9%	3.3	19.0%	87.0%	60.4%	592	144,065
Total Residential Mortgage Loans, held-for-investment	$716,569	$641,389	9,201	7.8%	4.4	19.9%	75.6%	19.2%	636	$735,329

Reverse Mortgage Loans(E) (F)	$12,746	$6,160	32	8.2%	5.0	10.2%	147.8%	65.0%	N/A	$6,557
Performing Loans(G) (I)	589,256	607,275	8,352	3.8%	4.1	70.8%	52.5%	5.3%	665	413,883
Non-Performing Loans(H) (I)	659,281	540,821	5,112	5.1%	3.3	12.1%	79.4%	62.5%	542	512,040
Total Residential Mortgage Loans, held-for-sale	$1,261,283	$1,154,256	13,496	4.5%	3.7	39.5%	67.5%	35.8%	600	$932,480

Acquired Loans	$4,307,984	$4,175,678	28,285	4.2%	7.9	2.5%	71.6%	14.4%	625	$2,153,269
Originated Loans	1,363,401	1,412,862	5,008	4.4%	28.7	5.6%	82.1%	8.2%	643	655,260
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$5,671,385	$5,588,540	33,293	4.2%	12.9	3.2%	74.1%	12.9%	629	$2,808,529

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Nationstar holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 53% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of June 30, 2019, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $23.0 million and $46.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)
Includes $116.3 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option. Interest earned on loans measured at fair value are reported in other income.

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2019	December 31, 2018
California	18.9%	16.7%
Florida	9.6%	8.8%
New York	9.3%	11.7%
New Jersey	5.0%	4.7%
Texas	4.6%	5.3%
Georgia	4.2%	2.7%
Illinois	3.9%	4.0%
Maryland	3.6%	3.1%
Massachusetts	3.2%	3.1%
Pennsylvania	3.1%	3.6%
Other U.S.	34.6%	36.3%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans and related assets.

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the six

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

months ended June 30, 2019, New Residential executed calls on a total of 59 trusts and recognized $37.2 million of interest income on securities held in the collapsed trusts and $8.1 million of gain on securitizations accounted for as sales.

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

June 30, 2019
Days Past Due	Delinquency Status(A)
Current	86.7%
30-59	7.6%
60-89	2.0%
90-119(B)	0.7%
120+(C)	3.0%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$591,253
Purchases/additional fundings	—
Proceeds from repayments	(48,817)
Accretion of loan discount (premium) and other amortization(A)	6,098
Provision for loan losses	(525)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(2,553)
Transfers of loans to held for sale	(168)
Fair value adjustment	1,908
Balance at June 30, 2019	$547,196

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

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

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$—
Provision for loan losses(A)	525
Charge-offs(B)	(525)
Balance at June 30, 2019	$—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2018	$144,065
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(10,398)
Accretion of loan discount and other amortization	9,958
(Allowance) reversal for loan losses(A)	(2,332)
Transfer of loans to real estate owned	(10,937)
Transfer of loans to held-for-sale	(36,163)
Balance at June 30, 2019	$94,193

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2018	$68,632
Additions	—
Accretion	(9,958)
Reclassifications from (to) non-accretable difference(A)	(4,494)
Disposals(B)	(10,399)
Transfer of loans to held-for-sale(C)	(8,406)
Balance at June 30, 2019	$35,375

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Loans Held-for-Sale, at Lower of Cost or Fair Value

Activities related to the carrying value of loans held-for-sale, at lower of cost or fair value were as follows:

Balance at December 31, 2018	$932,480
Purchases(A)	462,189
Transfer of loans from held-for-investment(B)	36,331
Sales	(164,178)
Transfer of loans to other assets(C)	(4,457)
Transfer of loans to real estate owned	(23,857)
Proceeds from repayments	(88,591)
Valuation (provision) reversal on loans(D)	4,339
Balance at June 30, 2019	$1,154,256

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $4.6 million of provision related to the call transactions executed during the six months ended June 30, 2019.

Loans Held-for-Sale, at Fair Value

Activities related to the carrying value of originated loans held-for-sale, at fair value were as follows:

Balance at December 31, 2018	$655,260
Originations	5,536,781
Sales	(4,800,108)
Proceeds from repayments	(6,715)
Transfer of loans to other assets	(338)
Change in fair value	27,982
Balance at June 30, 2019	$1,412,862

Activities related to the carrying value of acquired loans held-for-sale, at fair value were as follows:

Balance at December 31, 2018	$2,153,269
Purchases(A)	3,743,460
Sales	(1,728,409)
Proceeds from repayments	(73,185)
Transfer of loans to real estate owned	—
Accretion of loan discount and other amortization	—
Change in fair value	80,543
Balance at June 30, 2019	$4,175,678

(A)	Includes an acquisition date fair value adjustment increase of $0.9 million on loans acquired through call transactions executed during the six months ended June 30, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

Gain on sale of originated mortgage loans, net is summarized below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Gain on loans originated and sold(A)	$403	$12,101
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(18,318)	(29,741)
MSRs retained on transfer of loans(C)	57,920	94,349
Other(D)	9,499	16,779
Gain on sale of originated mortgage loans, net	$49,504	$93,488

(A)	Includes loan origination fees and direct loan origination costs. Other indirect costs related to loan origination are included within general and administrative expenses.

(B)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(C)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

(D)	Includes fees for services associated with the loan origination process.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2018	$113,410
Purchases	16,426
Transfer of loans to real estate owned	43,931
Sales	(81,252)
Valuation (provision) reversal on REO	(1,477)
Balance at June 30, 2019	$91,038

As of June 30, 2019, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $283.9 million.

In addition, New Residential has recognized $18.3 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

Variable Interest Entities

During the first quarter of 2019, New Residential formed entities (the “RPL Borrowers”) that issued securitized debt collateralized by reperforming residential mortgage loans. New Residential determined that the RPL Borrowers should be evaluated for

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

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

Three Months Ended June 30,
2019
Assets
Residential mortgage loans	$437,457
Other assets	—
Total assets(A)	$437,457
Liabilities
Notes and bonds payable	$370,561
Accounts payable and accrued expenses	2,559
Total liabilities(A)	$373,120

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

The following table presents information on the assets and liabilities of the Shelter JVs.

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$17,685	$17,346
Property and equipment, net	124	137
Intangible assets, net	62	70
Prepaid expenses and other assets	3,808	411
Total assets	$21,679	$17,964

Liabilities
Accounts payable and accrued expenses	$2,716	$1,315
Reserve for sales recourse	1,085	967
Total liabilities	$3,801	$2,282

Noncontrolling Interests
Noncontrolling interests in the equity of the Shelter JVs is computed as follows:

	June 30, 2019	December 31, 2018
Total consolidated equity of JVs	$17,878	$15,682
Noncontrolling ownership interest	49.0%	51.0%
Noncontrolling equity interest in consolidated JVs	$8,760	$7,998

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Total consolidated net income of JVs	$3,182	$3,980
Noncontrolling ownership interest in net income	49.0%	49.0%
Noncontrolling interest in net income of consolidated JVs	$1,543	$1,950

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

Additionally, New Residential and NewRez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the RPL Borrowers and SAFT 2013-1 securitization entity as a result of their ability to direct activities that most significantly impact the economic performance of the entities and their ownership of significant variable interests in the RPL Borrowers and SAFT 2013-1 securitization, respectively. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of June 30, 2019:

Residential mortgage loan UPB	$9,881,506
Weighted average delinquency(A)	1.95%
Net credit losses for the six months ended June 30, 2019	$6,687
Face amount of debt held by third parties(B)	$8,896,238

Carrying value of bonds retained by New Residential(C) (D)	$1,154,989
Cash flows received by New Residential on these bonds for the six months ended June 30, 2019	$126,787

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

(C)	Includes bonds retained pursuant to required risk retention regulations.

(D)
Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 12 for details on unobservable inputs.

9.	INVESTMENTS IN CONSUMER LOANS

New Residential, through newly formed limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of June 30, 2019, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

On June 4, 2019, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $938.7 million. The proceeds in excess of the refinanced debt of $13.4 million were distributed to the respective co-investors of which New Residential received approximately $7.8 million.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2019
Consumer Loan Companies
Performing Loans	$724,817	53.5%	$764,112	18.9%	3.9	4.4%
Purchased Credit Deteriorated Loans(C)	194,605	53.5%	157,942	15.8%	3.5	9.1%
Other - Performing Loans	18,211	100.0%	16,902	14.5%	0.7	5.5%
Total Consumer Loans, held-for-investment	$937,633		$938,956	18.1%	3.7	5.4%
December 31, 2018
Consumer Loan Companies
Performing Loans	$815,341	53.5%	$856,563	18.8%	3.6	5.4%
Purchased Credit Deteriorated Loans(C)	221,910	53.5%	182,917	16.0%	3.4	11.6%
Other - Performing Loans	35,326	100.0%	32,722	14.2%	0.8	5.6%
Total Consumer Loans, held-for-investment	$1,072,577		$1,072,202	18.1%	3.5	6.7%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

June 30, 2019
Days Past Due	Delinquency Status(A)
Current	95.6%
30-59	1.7%
60-89	1.0%
90-119(B)	0.7%
120+(B) (C)	1.0%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$889,285
Purchases	—
Additional fundings(A)	28,871
Proceeds from repayments	(114,811)
Accretion of loan discount and premium amortization, net	225
Gross charge-offs	(22,054)
Additions to the allowance for loan losses, net	(502)
Balance at June 30, 2019	$781,014

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2018	$2,604	$2,064	$4,668
Provision (reversal) for loan losses	17,925	502	18,427
Net charge-offs(C)	(19,219)	—	(19,219)
Balance at June 30, 2019	$1,310	$2,566	$3,876

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of June 30, 2019, there are $16.4 million in UPB and $14.4 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $4.1 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2018	$182,917
(Allowance) reversal for loan losses(A)	(199)
Proceeds from repayments	(41,472)
Accretion of loan discount and other amortization	16,696
Balance at June 30, 2019	$157,942

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
June 30, 2019	$194,605	$157,942
December 31, 2018	221,910	182,917

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2018	$126,518
Accretion	(16,696)
Reclassifications from (to) non-accretable difference(A)	3,875
Balance at June 30, 2019	$113,697

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	June 30, 2019	December 31, 2018
Total Consumer Loan Companies equity	$47,563	$66,105
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$22,631	$30,561

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Consumer Loan Companies income (loss)	$10,859	$21,552	$26,900	$40,321
Others’ ownership interest as a percent of total	46.5%	46.5%	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$5,049	$10,022	$12,509	$18,750

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

	As of
	June 30, 2019	December 31, 2018
Assets
Consumer loans, held-for-investment	$922,054	$1,039,480
Restricted cash	9,597	10,186
Accrued interest receivable	13,951	15,627
Total assets(A)	$945,602	$1,065,293
Liabilities
Notes and bonds payable(B)	$935,249	$1,030,096
Accounts payable and accrued expenses	3,215	3,814
Total liabilities(A)	$938,464	$1,033,910

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

(B)	Includes $89.2 million face amount of bonds retained by New Residential issued by these VIEs.

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

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. WarrantCo is vested in the warrants to purchase an aggregate of 177.7 million Series F convertible preferred stock in ParentCo as of May 31, 2019, and New Residential and LoanCo co-investors are vested in the warrants to purchase an aggregate of 30.0 million Series F convertible preferred stock in ParentCo as of May 31, 2019. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential accounts for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees. WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

	June 30, 2019(A)	December 31, 2018(A)
Consumer loans, at fair value	$409,379	$231,560
Warrants, at fair value	108,963	103,067
Other assets	39,317	25,971
Warehouse financing	(336,817)	(182,065)
Other liabilities	(1,789)	(1,142)
Equity	$219,053	$177,391
Undistributed retained earnings	$—	$—
New Residential’s investment	$53,207	$42,875
New Residential’s ownership	24.3%	24.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019(B)	2018(B)	2019(B)	2018(B)
Interest income	$11,390	$8,727	$19,367	$21,519
Interest expense	(3,665)	(2,350)	(6,487)	(5,718)
Change in fair value of consumer loans and warrants	(15,993)	5,522	(1,457)	19,074
Gain on sale of consumer loans	(1,222)	1,553	(1,668)	1,133
Other expenses	(1,462)	(1,390)	(2,918)	(4,597)
Net income	$(10,952)	$12,062	$6,837	$31,411
New Residential’s equity in net income	$(2,654)	$2,982	$1,657	$7,788
New Residential’s ownership	24.2%	24.7%	24.2%	24.8%

(A)	Data as of May 31, 2019 and November 30, 2018, respectively, as a result of the one month reporting lag.

(B)	Data for the periods ended May 31, 2019 and 2018, respectively, as a result of the one month reporting lag.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2019(C)	$414,530	25.0%	$409,379	14.6%	1.3	1.4%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of May 31, 2019 as a result of the one month reporting lag.

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2018	$38,294
Contributions to equity method investees	63,875
Distributions of earnings from equity method investees	(1,178)
Distributions of capital from equity method investees	(77,162)
Earnings from investments in consumer loans, equity method investees	1,657
Balance at June 30, 2019	$25,486

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

As of June 30, 2019, New Residential held to-be-announced forward contract positions (“TBAs”) which were entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

In addition, as of June 30, 2019, New Residential held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative assets
Interest Rate Caps	Other assets	$—	$3
Interest Rate Lock Commitments	Other assets	22,888	10,851
Forward Loan Sale Commitments	Other assets	241	39
		$23,129	$10,893
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$305	$5,245
Interest Rate Lock Commitments	Accrued expenses and other liabilities	1,352	223
TBAs	Accrued expenses and other liabilities	17,323	23,921
		$18,980	$29,389

(A)	Net of $181.2 million of related variation margin accounts as of June 30, 2019. As of December 31, 2018, net of $106.1 million of related variation margin accounts existed.

The following table summarizes notional amounts related to derivatives:

	June 30, 2019	December 31, 2018
Interest Rate Caps(A)	$50,000	$50,000
Interest Rate Swaps(B)	6,780,000	4,725,000
Interest Rate Lock Commitments	2,331,923	823,187
Forward Loan Sale Commitments	50,970	30,274
TBAs, short position(C)	5,280,000	5,904,300
TBAs, long position(C)	8,437,700	5,067,200

(A)	As of June 30, 2019, caps LIBOR at 4.00% for $50.0 million of notional. The weighted average maturity of the interest rate caps as of June 30, 2019 was 17 months.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

(B)
Includes $4.5 billion notional of Receive LIBOR/Pay Fixed of 3.16% and $2.3 billion notional of Receive Fixed of 2.09%/Pay LIBOR with weighted average maturities of 46 months and 90 months, respectively, as of June 30, 2019.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Change in fair value of derivative instruments(A)
Interest Rate Caps	$—	$(48)	$(3)	$438
Interest Rate Swaps	(40,666)	917	(69,199)	883
Unrealized gains(losses) on Interest Rate Lock Commitments	7,701	—	10,909	—
Forward Loan Sale Commitments	223	—	202	—
TBAs	(3,987)	371	(2,405)	2,365
	(36,729)	1,240	(60,496)	3,686
Gain (loss) on settlement of investments, net
Interest Rate Caps	—	130	—	(603)
Interest Rate Swaps	(5,813)	15,283	(22,191)	37,943
TBAs(B)	(39,388)	3,857	(116,086)	19,293
	(45,201)	19,270	(138,277)	56,633

Total income (losses)	$(81,930)	$20,510	$(198,773)	$60,319

(A)	Represents unrealized gains (losses).

(B)	Excludes $18.3 million and $29.7 million in loss on settlement included within gain on sale of originated mortgage loans, net (Note 8) for the three and six months ended June 30, 2019, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	June 30, 2019									December 31, 2018
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$8,023,603	$8,023,603	Jul-19 to May-20	2.60%	0.1	$8,092,018	$8,270,539	$8,334,665	2.1	$4,346,070
Non-Agency RMBS (E)	8,018,358	8,018,317	Jul-19 to Sep-19	3.42%	0.1	20,457,734	8,074,682	8,733,701	6.5	7,434,785
Residential Mortgage Loans(F)	5,365,278	5,364,296	Jul-19 to May-21	4.22%	0.7	5,905,393	5,727,584	5,721,192	14.8	3,678,246
Real Estate Owned(G)(H)	74,046	74,029	Jul-19 to May-21	4.46%	0.4	N/A	N/A	79,406	N/A	94,868
Total Repurchase Agreements	21,481,285	21,480,245		3.32%	0.3					15,553,969
Notes and Bonds Payable
Excess MSRs(I)	287,759	287,759	Jan-20 to Nov-22	5.25%	2.2	111,126,425	332,488	431,095	5.9	297,563
MSRs(J)	2,185,886	2,177,950	Mar-20 to Jul-24	4.32%	2.5	429,678,985	4,378,609	4,826,580	5.8	2,360,856
Servicer Advances(K)	2,980,954	2,978,590	Sep-19 to Dec-21	3.57%	1.6	3,473,192	3,661,779	3,685,115	1.6	3,382,455
Residential Mortgage Loans(L)	980,613	983,367	Apr-20 to Jul-43	4.03%	3.0	1,202,743	1,170,746	1,148,931	8.9	122,465
Consumer Loans(M)	864,837	868,118	Dec-21 to May-36	3.23%	3.2	937,497	942,696	938,821	3.7	936,447
Receivable from government agency(L)	1,981	1,981	Apr-20	4.98%	0.8	N/A	N/A	1,387	N/A	2,480
Total Notes and Bonds Payable	7,302,030	7,297,765		3.88%	2.3					7,102,266
Total/ Weighted Average	$28,783,315	$28,778,010		3.46%	0.8					$22,656,235

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through July 31, 2019 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $85.6 million of associated accrued interest payable as of June 30, 2019.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $5.3 billion of related trade and other receivables.

(E)
$7,417.6 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $600.7 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements of $136.4 million on retained servicer advance and consumer loan bonds and of $741.1 million on retained bonds collateralized by Agency MSRs.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $187.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and $100.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $675.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; and $1,510.7 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$2.6 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.15% to 2.15%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

(L)
Represents: (i) a $6.3 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%, (ii) $113.9 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 12 for details), (iii) $369.7 million of asset-backed notes held by third parties which bear interest equal to 4.59% (see Note 12 for details), and (iv) $494.6 million of asset-backed notes held by third parties which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $822.8 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036, and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036. Also includes a $6.6 million face amount note which bears interest equal to 4.00%.

As of June 30, 2019, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $21.5 billion of repurchase agreements as of June 30, 2019. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2018	$297,563	$2,360,856	$3,382,455	$11,780,855	$3,898,059	$936,447	$22,656,235
Repurchase Agreements:
Borrowings(B)	—	—	—	86,038,561	11,513,395	—	97,551,956
Repayments	—	—	—	(81,777,620)	(9,848,210)	—	(91,625,830)
Capitalized deferred financing costs, net of amortization	—	—	—	124	26	—	150
Notes and Bonds Payable:
Borrowings(B)	100,000	1,456,391	2,296,957	—	871,982	858,278	5,583,608
Repayments	(110,000)	(1,639,389)	(2,702,239)	—	(14,180)	(933,175)	(5,398,983)
Discount on borrowings, net of amortization	—	—	19	—	—	6,568	6,587
Unrealized gain on notes, fair value	—	—	—	—	2,601	—	2,601
Capitalized deferred financing costs, net of amortization	196	92	1,398	—	—	—	1,686
Balance at June 30, 2019	$287,759	$2,177,950	$2,978,590	$16,041,920	$6,423,673	$868,118	$28,778,010

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of June 30, 2019 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
July 1 through December 31, 2019	$28,316	$18,599,728	$18,628,044
2020	1,101,534	3,748,583	4,850,117
2021	1,859,567	1,054,834	2,914,401
2022	369,715	187,759	557,474
2023	—	425,379	425,379
2024 and thereafter	970,205	437,695	1,407,900
	$4,329,337	$24,453,978	$28,783,315

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of June 30, 2019:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$7,646,297	$5,439,324	$2,206,973
Non-Agency RMBS	650,000	600,737	49,263

Notes and Bonds Payable
Excess MSRs	150,000	100,000	50,000
MSRs	1,275,000	675,188	599,812
Servicer advances(A)	1,519,679	1,217,295	302,384
Consumer loans	150,000	6,559	143,441
	$11,390,976	$8,039,103	$3,351,873

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.05% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds collateralized by servicer advances with a current face amount of $86.3 million.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of June 30, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

12.	FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2019 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$98,544,892	$411,537	$—		$—	$411,537	$411,537
Excess mortgage servicing rights, equity method investees, at fair value(A)	38,336,238	133,468	—		—	133,468	133,468
Mortgage servicing rights, at fair value(A)	276,709,482	2,976,008	—		—	2,976,008	2,976,008
Mortgage servicing rights financing receivables, at fair value	160,799,425	1,941,139	—	—	—	1,941,139	1,941,139
Servicer advance investments, at fair value	528,202	637,914	—		—	637,914	637,914
Real estate and other securities, available-for-sale	24,980,167	12,125,826			3,307,858	8,817,968	12,125,826
Residential mortgage loans, held-for-investment	600,247	524,234	—		—	522,514	522,514
Residential mortgage loans, held-for-sale	1,261,283	1,154,256	—		—	1,178,027	1,178,027
Residential mortgage loans, held-for-sale, at fair value	5,671,385	5,588,540	—		783,502	4,805,038	5,588,540
Residential mortgage loans, held-for-investment, at fair value	116,322	117,155	—		—	117,155	117,155
Residential mortgage loans subject to repurchase	141,581	141,581	—		141,581	—	141,581
Consumer loans, held-for-investment	937,633	938,956	—		—	955,076	955,076
Derivative assets	2,155,714	23,129	—		241	22,888	23,129
Cash and cash equivalents	406,038	406,038	406,038		—	—	406,038
Restricted cash	159,151	159,151	159,151		—	—	159,151
Other assets(B)		28,826	12,015		—	16,811	28,826
		$27,307,758	$577,204		$4,233,182	$22,535,543	$27,345,929
Liabilities
Repurchase agreements	$21,481,285	$21,480,245	$—		$21,481,285	$—	$21,481,285
Notes and bonds payable(C)	7,302,030	7,297,765	—		—	7,595,165	7,595,165
Residential mortgage loans repurchase liability	141,581	141,581	—		141,581	—	141,581
Derivative liabilities	20,774,879	18,980	—		17,628	1,352	18,980
Excess spread financing	3,275,632	28,078	—		—	28,078	28,078
Contingent consideration	N/A	45,569	—		—	45,569	45,569
		$29,012,218	$—		$21,640,494	$7,670,164	$29,310,658

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)
Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $90.4 million as of June 30, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

(C)
Includes the SAFT 2013-1 mortgage-backed securities and the 2019-RPL1 asset-backed notes issued for which the fair value option for financial instruments was elected and resulted in a fair value of $484.4 million as of June 30, 2019.

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	Mortgage Servicing Rights Financing Receivable(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans
	Agency	Non-Agency								Total
Balance at December 31, 2018	$257,387	$190,473	$147,964	$2,884,100	$1,644,504	$735,846	$8,970,963	$10,628	$2,330,627	$17,172,492
Transfers(D)
Transfers from Level 3	—	—	—	—	—	—	—	—	(15,579)	(15,579)
Transfers to Level 3	—	—	—	—	—	—	—	—	305,368	305,368
Shellpoint Acquisition (Note 1)	—	—	—			—	—		—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(E)	—	—	—	—	—	—	(16,375)	—	—	(16,375)
Included in change in fair value of investments in excess mortgage servicing rights(E)	(1,391)	(2,437)	—	—	—	—	—	—	—	(3,828)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(E)	—	—	(664)	—	—	—	—	—	—	(664)
Included in servicing revenue, net(F)	—	—	—	(402,996)	—	—	—	—	—	(402,996)
Included in change in fair value of investments in mortgage servicing rights financing receivables(E)	—	—	—	—	(91,790)	—	—	—	—	(91,790)
Included in change in fair value of servicer advance investments	—	—	—	—	—	9,291	—	—	—	9,291
Included in change in fair value of investments in residential mortgage loans	—	—	—	—	—	—	—	—	85,036	85,036
Included in gain (loss) on settlement of investments, net	—	—	—	—	—	—	13,455	—	—	13,455
Included in other income (loss), net(E)	861	381	—	—	—	—	14,064	10,908	—	26,214
Gains (losses) included in other comprehensive income(G)	—	—	—	—	—	—	234,537	—	—	234,537
Interest income	607	11,223	—	—	—	12,529	178,165	—	—	202,524
Purchases, sales and repayments
Purchases	—	—	—	400,909	397,538	865,350	917,869	—	4,969,177	7,550,843
Proceeds from sales	(2,136)	—	—	—	(9,113)		(752,030)	—	(3,517,742)	(4,281,021)
Proceeds from repayments	(24,236)	(19,195)	(13,832)	—	—	(985,102)	(742,680)	—	(82,520)	(1,867,565)
Other	—	—	—	93,995	—	—	—	—	847,826	941,821
Balance at June 30, 2019	$231,092	$180,445	$133,468	$2,976,008	$1,941,139	$637,914	$8,817,968	$21,536	$4,922,193	$19,861,763

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(D)	Transfers are assumed to occur at the beginning of the respective period.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2018	$39,304	$117,048	$40,842	$197,194
Transfers(A)
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Shellpoint Acquisition (Note 1)	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(B)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(B)	—	—	—	—
Included in servicing revenue, net(C)	(11,487)	—	—	(11,487)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in change in fair value of investments in residential mortgage loans	—	846	—	846
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(B)	—	2,601	4,727	7,328
Gains (losses) included in other comprehensive income, net of tax(D)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and repayments
Purchases	—	378,569	—	378,569
Proceeds from sales	—	—	—	—
Proceeds from repayments	—	(14,623)	—	(14,623)
Other	261	—	—	261
Ocwen Transaction	—	—	—	—
Balance at June 30, 2019	$28,078	$484,441	$45,569	$558,088

(A)	Transfers are assumed to occur at the beginning of the respective period.

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
June 30, 2019
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the weighted average inputs used as of June 30, 2019:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.4%	2.1%	22.4%	21	21
Recaptured Pools	13.0%	0.9%	35.9%	22	23
	10.2%	1.8%	25.4%	21	21
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	10.3%	N/A	17.7%	15	24
Recaptured Pools	8.2%	N/A	18.4%	23	24
	10.0%	N/A	17.8%	16	24
Total/Weighted Average--Excess MSRs Directly Held	10.1%	1.8%	22.1%	19	22

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	10.1%	2.7%	25.3%	19	20
Recaptured Pools	12.6%	1.6%	35.1%	24	23
Total/Weighted Average--Excess MSRs Held through Investees	11.1%	2.2%	29.3%	21	21

Total/Weighted Average--Excess MSRs All Pools	10.4%	1.9%	24.5%	20	22

MSRs
Agency
Mortgage Servicing Rights(H) (I)	13.6%	0.7%	26.5%	27	22
Mortgage Servicing Rights Financing Receivables	14.5%	0.8%	20.6%	26	23
Non-Agency
Mortgage Servicing Rights	20.8%	0.3%	35.5%	26	25
Mortgage Servicing Rights Financing Receivables	8.1%	15.3%	8.8%	48	26
Ginnie Mae
Mortgage Servicing Rights(I)	16.2%	5.0%	32.4%	34	27

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.55 per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $11.38 per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $9.59 per loan per month was used to value the Ginnie Mae MSRs.

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
June 30, 2019
(dollars in tables in thousands, except share data)

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

As of June 30, 2019, a weighted average discount rate of 8.3% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of June 30, 2019, a weighted average discount rate of 8.0% was used to value New Residential’s investments in MSRs and a weighted average discount rate of 9.5% was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2019	1.4%	10.8%	15.7%	19.6	bps	5.5%	23.5

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 9.9 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of June 30, 2019, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$3,237,064	$3,263,710	$3,307,858	$—	$3,307,858	2
Non-Agency RMBS(C)	21,743,103	8,152,915	8,817,542	426	8,817,968	3
Total	$24,980,167	$11,416,625	$12,125,400	$426	$12,125,826

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
June 30, 2019
(dollars in tables in thousands, except share data)

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

For 69.8% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$6,156,136	1.98% to 28.00%	0.25% to 21.80%	0.25% to 9.00%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired Loans	$4,175,678	4.20%	6.8%	1.7%	30.6%
Originated Loans	629,360	3.25% - 4.50%	15.0% - 8.0%	0.0% - 6.0%	0.0% - 50.0%
Residential Mortgage Loans Held-for-Sale, at Fair Value	$4,805,038

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

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$117,155	3.75%	8.0%	0.1%	20.0%

Derivative Valuation

New Residential enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. New Residential generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are classified as Level 2 in the fair value hierarchy.

As a part of the mortgage loan origination business, New Residential enters into forward loan sale and securities delivery commitments, which are valued based on observed market pricing for similar instruments and therefore, are classified as Level 2. In addition, New Residential enters into IRLCs, which are valued using internal pricing models incorporating (i) market pricing for instruments with similar characteristics (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusted for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs	$21,536	54% to 100%	0 to 324

Mortgage-Backed Securities Issued

New Residential and NewRez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the RPL Borrowers and SAFT 2013-1 securitization entity and therefore, New Residential’s condensed consolidated balance sheets include the mortgage-backed securities issued by the RPL Borrowers and SAFT 2013-1, respectively. New Residential elected the fair value option for these financial instruments and the mortgage-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$484,441	2.93% to 5.35%	4.0% to 6.0%	0% to 4.0%	10.0% to 25.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

At June 30, 2019, assets measured at fair value on a nonrecurring basis were $1.0 billion. The $1.0 billion of assets include approximately $955.3 million of residential mortgage loans held-for-sale and $56.5 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2019:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$538,136	3.8%	4.2	12.9%	1.4%	25.6%
Non-Performing Loans	417,181	5.5%	3.2	2.9%	2.8%	30.0%
Total/Weighted Average	$955,317	4.5%	3.8	8.5%	2.0%	27.5%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2019 consisted of a reversal of prior valuation allowance of $1.5 million for residential mortgage loans, offset by $1.5 million increased allowance for REO.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

On June 18, 2019, New Residential’s board of directors declared a second quarter 2019 dividend of $0.50 per common share or $207.8 million.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at June 30, 2019.

Option Plan

As of June 30, 2019, New Residential’s outstanding options were summarized as follows:

Held by the Manager	8,760,167
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,290,749
Issued to the independent directors	7,000
Total	11,057,916

The following table summarizes New Residential’s outstanding options as of June 30, 2019. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended June 30, 2019 was $15.39 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2019	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2019 (millions)
Directors	Various	7,000	7,000	$13.61	$—
Manager(C)	2017	1,130,916	—	14.09	1.5
Manager(C)	2018	5,320,000	1,836,882	16.62	—
Manager(C)	2019	4,600,000	613,333	16.50	—
Outstanding		11,057,916	2,457,215

(A)	Options expire on the tenth anniversary from date of grant.

(B)
The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2018 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.

(C)	The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2017	$14.09	1,130,916
2018	$16.48 to $17.73	1,159,833
Total		2,290,749

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2018 outstanding options	8,498,138
Options granted	4,601,000	$16.50
Options exercised	(2,041,222)	$13.88
Options expired unexercised	—
June 30, 2019 outstanding options	11,057,916	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the six months ended June 30, 2019, based on the treasury stock method, New Residential had 292,500 dilutive common stock equivalents outstanding. During the six months ended June 30, 2018, based on the treasury stock method, New Residential had 3,112,055 dilutive common stock equivalents outstanding.

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

Capital Commitments — As of June 30, 2019, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to June 30, 2019, if any):

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
June 30, 2019
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

In addition, for Ginnie Mae guaranteed securitizations, NewRez holds a Ginnie Mae Buy-Back Option to repurchase delinquent loans from the securitization at its discretion. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally executes its option to repurchase that will result in an economic benefit. As of June 30, 2019, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $8.0 million and $141.6 million, respectively. See Notes 5 and 8 for information on New Residential’s Ginnie Mae Buy-Back Option and mortgage origination, respectively.

Mortgage Origination Unfunded Commitments — As of June 30, 2019, NewRez was committed to fund approximately $2.3 billion of mortgage loans and had forward loan sale commitments of $51.0 million. The forward sales are expected to close during the third quarter of 2019.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $383.0 million of unfunded and available revolving credit privileges as of June 30, 2019. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential, through its wholly owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Future commitments under non-cancelable leases are approximately $29.9 million.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At June 30, 2019, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — New Residential’s debt obligations contain various customary loan covenants (Note 11).

Certain Tax-Related Covenants — If New Residential is treated as a successor to Drive Shack Inc. (“Drive Shack”) under applicable U.S. federal income tax rules, and if Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2014, New Residential could be prohibited from electing to be a REIT. Accordingly, in the separation and distribution agreement executed in connection with New Residential’s spin-off from Drive Shack, Drive Shack (i) represented that it had no knowledge of any fact or circumstance that would cause New Residential to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Residential as necessary to enable New Residential to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Residential and its tax counsel with respect to the composition of Drive Shack’s income and assets, the composition of its stockholders, and its operation as a REIT; and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before December 31, 2014 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service (“IRS”) to the effect that Drive Shack’s failure to maintain its REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rule referred to above). Additionally, New Residential covenanted to use its reasonable best efforts to qualify for taxation as a REIT for its taxable year ended December 31, 2013.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
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

The Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally (i) the equity transferred by Drive Shack, formerly Newcastle Investment Corp., which was the sole stockholder of New Residential until the spin-off of New Residential completed on May 15, 2013, on the date of the spin-off, (ii) plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

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

Due to affiliates is comprised of the following amounts:

	June 30, 2019	December 31, 2018
Management fees	$13,087	$5,779
Incentive compensation	12,958	94,900
Expense reimbursements and other	1,732	792
Total	$27,777	$101,471

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019
(dollars in tables in thousands, except share data)

Affiliate expenses and fees were comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$19,623	$15,453	$37,583	$30,563
Incentive compensation	—	26,732	12,958	41,321
Expense reimbursements(A)	125	125	250	250
Total	$19,748	$42,310	$50,791	$72,134

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

16.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2019	2018	2019	2018
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(41,023)	$8,731	$(106,219)	$37,958
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	8,859	12,631	16,375	19,301
Total reclassifications		$(32,164)	$21,362	$(89,844)	$57,259

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current:
Federal	$—	$(1,100)	$(413)	$608
State and Local	22	251	101	687
Total Current Income Tax Expense (Benefit)	22	(849)	(312)	1,295
Deferred:
Federal	(16,999)	(2,955)	20,147	(11,628)
State and Local	(4,600)	1,196	4,585	813
Total Deferred Income Tax Expense (Benefit)	(21,599)	(1,759)	24,732	(10,815)
Total Income Tax Expense (Benefit)	$(21,577)	$(2,608)	$24,420	$(9,520)

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
June 30, 2019
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

New Residential has recorded a net deferred tax asset of approximately $39.3 million as of June 30, 2019, primarily related to unrealized gains and discount accruals offset by net operating loss carry forwards.

18.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2019 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On July 2, 2019, in a public offering, New Residential issued 6.2 million shares of its 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $150.0 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 0.6 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.5 million as of the grant date. The assumptions used in valuing the options were: a 1.91% risk-free rate, a 9.73% dividend yield, 17.95% volatility and 10-year term.

On July 10, 2019, Ditech Holding Corporation filed a notice of cancellation of auction and, as no qualified bids were received by the bid deadline, Ditech Holding Corporation deemed the “stalking horse” bid to be the successful bid for the related assets. The purchase remains subject to approval by the bankruptcy court and various other conditions.

On July 26, 2019, New Residential paid the second quarter 2019 dividend of $0.50 per common share or $207.8 million to stockholders of record as of July 1, 2019.

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

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

As of the second quarter of 2019, the top 100 mortgage servicers serviced over 99% of the $10.9 trillion one-to-four family mortgage debt outstanding, according to Inside Mortgage Finance. Furthermore, according to Inside Mortgage Finance, as of the second quarter of 2019, approximately 66% of such outstanding mortgage debt was serviced by the top 25 mortgage servicers, of which 15 are non-banks. Given current market dynamics and an overall competitive servicing environment, we may expect additional market consolidation among non-bank servicers. As a result, we believe additional MSR sales will be likely for some period of time. These factors have resulted in increased opportunities for us to acquire interests in MSRs and to provide capital to non-bank servicers. In addition, approximately $1.64 trillion of new loans were originated in 2018 and another $1.67 trillion are forecasted for 2019, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Recently, strong demand for mortgage assets in general has led to tighter spreads and lower required rates of return. This, in turn, creates a reach for yield and increased difficulty in sourcing accretive investments in the current investment landscape. These market conditions have driven prices higher, thereby also increasing the value of certain of our existing investments.

Interest Rates and Prepayment Rates

As further described in “Quantitative and Qualitative Disclosures About Market Risk,” decreasing interest rates are generally associated with increasing prepayment rates for residential mortgage loans since they decrease the cost of borrowing for homeowners. Increasing prepayment rates, in turn, would generally be expected to decrease the value of our interests in Excess MSRs, MSRs and Servicer Advance Investments, which include the right to a portion of the related MSRs, because the duration of the cash flows we are entitled to receive decreases and results in a reduction in current cash flows. Changes in interest rates will also directly impact our costs of borrowing either immediately (floating rate debt) or upon refinancing (fixed rate debt) and may also be associated with changes in credit spreads and/or the discount rates used in valuing investments. Increasing prepayment rates have a positive impact on the value of investments purchased at a significant discount since the recovery of that discount is accelerated.

In the second quarter of 2019, given mixed economic data, the Federal Reserve signaled that future rate cuts in 2019 were a possibility and current interest rates moved lower, with the 10-year Treasury declining 40 bps during the quarter, to 3.01% as of June 30, 2019 from 2.41% as of March 31, 2019. With respect to our Non-Agency RMBS, which are generally purchased at a significant discount to par, market interest rates decreased and market credit spreads increased, with the net result being a decrease in value of these investments during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the second quarter of 2019, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees decreased by approximately $12.5 million in the aggregate, primarily as a result of a faster prepayment speeds. In addition, faster prepayment speeds caused the fair value of our MSRs, including MSR financing receivables, to decrease by approximately $251.7 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while decreasing interest rates will generally result in a lower cost of financing, they will also result in a lower coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of June 30, 2019 was 0.55%, compared to 0.95% as of March 31, 2019. The spread changed primarily as a result of lower yields from new securities purchased during the second quarter of 2019 and increased funding costs. The net interest spread on our Non-Agency RMBS portfolio as of June 30, 2019 was 1.61%, compared to 1.95% as of March 31, 2019. This spread changed primarily as a result of increased funding costs.

General U.S. Economy and Unemployment

During the second quarter of 2019, the U.S. unemployment rate continued to decline slightly, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measure, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship generally held true, however, the second quarter of 2019 continued to show certain indications that the rate of home price increases across the U.S. has slowed. The Case Shiller U.S. National Home Price Index reported a 3.5% annual gain in April 2019, down from 4.3% in January 2019. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.2 million, or 4.1%, as of the first quarter of 2019, down from 4.2% in the fourth quarter of 2018 and on a year-over-year basis, the number of mortgaged properties in negative equity fell 11.0%. While potentially slowing, this trend continues to help support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads, which generally have an impact on the value of yield driven financial instruments (e.g., RMBS and loan portfolios), continued to tighten during the second quarter of 2019. In addition, collateral performance, market liquidity, mortgage credit spreads and other factors related specifically to certain investments within our mortgage securities and loan portfolio caused an increase to the value of the portion of this portfolio that was owned for the entire quarter.

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of June 30, 2019.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$136,881,130	$417,477	1.7%	$545,005	5.7
MSRs(B)	276,709,482	2,880,083	11.4%	2,976,008	5.1
Mortgage Servicing Rights Financing Receivables(B) (C)	160,799,425	1,609,086	6.4%	1,941,139	6.6
Servicer Advance Investments(B) (D)	528,202	614,578	2.2%	637,914	6.2
Agency RMBS(E)	3,237,064	3,263,710	12.9%	3,307,858	5.0
Non-Agency RMBS(E)	21,743,103	8,152,915	32.4%	8,817,968	6.5
Residential Mortgage Loans	7,649,237	7,255,415	28.8%	7,384,185	10.6
Real Estate Owned	N/A	104,825	0.4%	91,038	N/A
Consumer Loans	937,633	942,832	3.8%	938,956	3.7
Consumer Loans, Equity Method Investees	414,530	N/A	N/A	25,486	1.3
Total/Weighted Average		$25,240,921	100.0%	$26,665,557	7.1

Reconciliation to GAAP total assets:
Cash and restricted cash				565,189
Residential mortgage loans subject to repurchase				141,581
Servicer advances receivable				3,047,201
Trades receivable				5,307,642
Deferred tax asset, net				39,333
Other assets				1,025,872
GAAP total assets				$36,792,375

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

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

Servicing Related Assets

MSRs and Mortgage Servicing Rights Financing Receivables

As of June 30, 2019, we had $4.9 billion carrying value of MSRs and mortgage servicing rights financing receivables within our servicer subsidiary, NRM.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of June 30, 2019, these subservicers include Nationstar, Ocwen, LoanCare, PHH, Ditech, and Flagstar, which subservice 26.0%, 18.9%, 14.9%, 11.4%, 3.6% and 0.5% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables). NRM has entered into agreements with

Ditech, Flagstar, Nationstar, PHH, and Ocwen whereby NRM is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

The table below summarizes our investments in MSRs and mortgage servicing rights financing receivables as of June 30, 2019.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency	$245.5	27	bps	$2,621.0
Non-Agency	2.2	26		17.8
Ginnie Mae	29.0	34		337.2
Mortgage Servicing Rights Financing Receivables
Agency	78.2	26		745.5
Non-Agency	82.6	48		1,195.6
Total	$437.5	31	bps	$4,917.1

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivables as of June 30, 2019 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$2,621,004	$245,510,334	1,516,537	749	4.3%	266	63	2.5%	10.1%	9.9%	0.1%	14.1%
Non-Agency	17,791	2,186,456	5,296	748	4.2%	300	45	5.2%	13.7%	13.6%	—%	—%
Ginnie Mae	337,213	29,012,692	137,888	682	3.8%	320	35	6.2%	14.5%	13.9%	0.6%	20.0%
Mortgage Servicing Rights Financing Receivables
Agency	745,523	78,168,877	453,396	748	4.4%	280	51	3.2%	14.8%	14.6%	0.2%	2.3%
Non-Agency	1,195,616	82,630,548	599,069	646	4.5%	307	162	16.5%	9.4%	7.4%	2.1%	—%
Total	$4,917,147	$437,508,907	2,712,186	725	4.3%	280	78	5.6%	11.1%	10.5%	0.6%	9.6%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	2.1%	0.4%	0.4%	0.3%	—%	3.7%
Non-Agency	0.8%	0.2%	0.5%	0.8%	—%	—%
Ginnie Mae	3.7%	1.2%	1.0%	1.5%	0.1%	1.2%
Mortgage Servicing Rights Financing Receivables
Agency	1.4%	0.3%	0.2%	0.3%	—%	0.2%
Non-Agency	11.4%	5.4%	4.8%	7.5%	1.7%	2.8%
Total	3.8%	1.4%	1.2%	1.7%	0.3%	2.8%

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

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of June 30, 2019.

Summary of Direct Excess MSR Investments as of June 30, 2019

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency	$48.7	29	bps	21	bps	32.5% - 66.7%	$231.1
Non-Agency(B)	49.9	35		15		33.3% - 100.0%	$180.4
Total/Weighted Average	$98.6	32	bps	18	bps		$411.5

(A)	The MSR is a weighted average as of June 30, 2019, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
Serviced by Nationstar and SLS, we also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $35.5 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of June 30, 2019

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency	$38.3	32	bps	21	bps	50.0%	66.7%	33.3%	$236.3

(A)	The MSR is a weighted average as of June 30, 2019, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of June 30, 2019 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$179,471	$36,091,995	259,565	718	4.7%	255	113	1.9%	12.0%	11.4%	0.7%	15.5%
Recaptured Loans	51,621	12,565,317	75,087	725	4.4%	280	40	0.1%	10.7%	10.6%	0.2%	30.3%
	$231,092	$48,657,312	334,652	720	4.6%	262	93	1.5%	11.7%	11.2%	0.6%	19.3%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$157,703	$45,763,352	256,229	673	4.8%	282	159	10.4%	13.9%	11.3%	2.9%	11.3%
Recaptured Loans	22,742	4,124,228	18,967	739	4.3%	285	29	0.1%	9.9%	9.9%	0.1%	27.4%
	$180,445	$49,887,580	275,196	678	4.8%	283	149	9.1%	13.6%	11.2%	2.8%	12.2%
Total/Weighted Average(H)	$411,537	$98,544,892	609,848	698	4.7%	273	122	4.8%	12.7%	11.2%	1.7%	15.6%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	3.5%	1.2%	0.7%	0.7%	0.2%	0.2%
Recaptured Loans	1.8%	0.4%	0.4%	0.2%	0.1%	0.1%
	3.0%	1.0%	0.6%	0.6%	0.2%	0.2%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.5%	3.0%	2.2%	5.6%	1.1%	2.0%
Recaptured Loans	1.7%	0.2%	0.2%	—%	—%	—%
	9.8%	2.8%	2.0%	5.1%	1.0%	1.8%
Total/Weighted Average(H)	6.5%	1.9%	1.3%	2.9%	0.6%	1.0%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $35.5 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of June 30, 2019 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$152,265	$23,612,667	33.3%	233,269	699	5.2%	247	133	1.5%	13.3%	12.2%	1.2%	20.3%
Recaptured Loans	83,998	14,723,571	33.3%	104,265	708	4.4%	275	47	0.1%	10.8%	10.6%	0.3%	36.4%
Total/Weighted Average(G)	$236,263	$38,336,238		337,534	702	4.9%	258	100	1.5%	12.4%	11.7%	0.9%	25.8%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.8%	1.5%	0.8%	1.1%	0.3%	0.3%
Recaptured Loans	2.9%	0.8%	0.5%	0.3%	0.1%	0.1%
Total/Weighted Average(G)	4.1%	1.2%	0.7%	0.8%	0.2%	0.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2019
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$614,578	$637,914	$35,458,272	$528,202	1.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the six months ended, June 30, 2019 (dollars in thousands):

			Six Months Ended June 30, 2019		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.5%	6.2	$9,291	$484,219	87.5%	86.3%	3.8%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

June 30, 2019
Principal and interest advances	$92,164
Escrow advances (taxes and insurance advances)	197,703
Foreclosure advances	238,335
Total	$528,202

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of June 30, 2019 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency Specified Pools	$3,237,064	$3,263,710	100.0%	$44,153	$(5)	$3,307,858	35	5.0	0.8%	$2,927,171

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of June 30, 2019:

Net Interest Spread(A)
Weighted Average Asset Yield	3.16%
Weighted Average Funding Cost	2.60%
Net Interest Spread	0.55%

(A)	The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis).

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2019 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$21,743,103	$8,152,915	$702,454	$(37,401)	$8,817,968	$8,016,495

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2019 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	375	$2,006,602	$1,528,418	19.0%	$1,693,989	13.8%	0.6%	6.7	3.7%
2006	CC	144	3,227,777	2,024,052	25.2%	2,224,016	6.2%	0.8%	7.4	2.7%
2007	CCC-	95	3,173,590	1,976,547	24.6%	2,178,119	5.9%	0.7%	7.0	3.0%
2008 and later	BBB+	313	13,112,395	2,496,309	31.2%	2,613,256	13.1%	0.1%	5.3	3.6%
Total/Weighted Average	B-	927	$21,520,364	$8,025,326	100.0%	$8,709,380	9.6%	0.5%	6.5	3.2%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	14.6	0.07	10.0%	10.3%	12.7%
2006	13.1	0.12	9.0%	11.0%	33.0%
2007	12.3	0.22	10.7%	11.1%	39.0%
2008 and later	8.1	0.83	15.3%	1.6%	0.6%
Total/Weighted Average	11.6	0.36	11.6%	8.0%	20.5%

(A)	Excludes $137.7 million face amount of bonds backed by consumer loans and $85.0 million face amount of bonds backed by corporate debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 288 bonds with a carrying value of $958.9 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2019.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2019.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $227.2 million and $2.4 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $194.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of June 30, 2019:

Net Interest Spread(A)
Weighted Average Asset Yield	5.03%
Weighted Average Funding Cost	3.42%
Net Interest Spread	1.61%

(A)	The Non-Agency RMBS portfolio consists of 70.9% floating rate securities and 29.1% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $106.0 billion.

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

Residential Mortgage Loans

As of June 30, 2019, we had approximately $7.6 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $5.4 billion and notes and bonds payable with an aggregate face amount of approximately $982.6 million. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2019 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Performing Loans(G) (J)	$584,801	$547,196	8,018	7.8%	4.6	20.2%	73.0%	9.9%	646
Purchased Credit Deteriorated Loans(H)	131,768	94,193	1,183	7.9%	3.3	19.0%	87.0%	60.4%	592
Total Residential Mortgage Loans, held-for-investment	$716,569	$641,389	9,201	7.8%	4.4	19.9%	75.6%	19.2%	636

Reverse Mortgage Loans(E) (F)	$12,746	$6,160	32	8.2%	5.0	10.2%	147.8%	65.0%	N/A
Performing Loans(G) (I)	589,256	607,275	8,352	3.8%	4.1	70.8%	52.5%	5.3%	665
Non-Performing Loans(H) (I)	659,281	540,821	5,112	5.1%	3.3	12.1%	79.4%	62.5%	542
Total Residential Mortgage Loans, held-for-sale	$1,261,283	$1,154,256	13,496	4.5%	3.7	39.5%	67.5%	35.8%	600

Acquired Loans	$4,307,984	$4,175,678	28,285	4.2%	7.9	2.5%	71.6%	14.4%	625
Originated Loans	1,363,401	1,412,862	5,008	4.4%	28.7	5.6%	82.1%	8.2%	643
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$5,671,385	$5,588,540	33,293	4.2%	12.9	3.2%	74.1%	12.9%	629

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 53% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of June 30, 2019, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $23.0 million and $46.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)	Includes $116.3 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of June 30, 2019 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$937,633	60.4%	39.6%	135,608	674	18.3%	11.9%	168	3.8	1.7%	1.0%	1.7%	16.9%	5.2%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of June 30, 2019, we had a net investment of $25.5 million in LoanCo and WarrantCo. For further information, see Note 9 to our Condensed Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2019(C)	$414,530	25.0%	$409,379	14.6%	1.3	1.4%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of May 31, 2019 as a result of the one month reporting lag.

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

Our critical accounting policies as of June 30, 2019, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Interest income	$416,047	$403,805	$12,242	$854,914	$787,378	$67,536
Interest expense	228,004	133,916	94,088	440,836	258,303	182,533
Net Interest Income	188,043	269,889	(81,846)	414,078	529,075	(114,997)

Impairment
Other-than-temporary impairment (OTTI) on securities	8,859	12,631	(3,772)	16,375	19,301	(2,926)
Valuation and loss provision (reversal) on loans and real estate owned	13,452	3,658	9,794	18,732	22,665	(3,933)
	22,311	16,289	6,022	35,107	41,966	(6,859)

Net interest income after impairment	165,732	253,600	(87,868)	378,971	487,109	(108,138)
Servicing revenue, net of change in fair value of $(334,599), $(12,807), $(391,509), and $61,859, respectively	(85,537)	146,193	(231,730)	80,316	363,429	(283,113)
Gain on sale of originated mortgage loans, net	49,504	—	49,504	93,488	—	93,488
Other Income
Change in fair value of investments in excess mortgage servicing rights	(8,455)	(5,276)	(3,179)	(3,828)	(50,967)	47,139
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(3,276)	1,705	(4,981)	(664)	2,228	(2,892)
Change in fair value of investments in mortgage servicing rights financing receivables	(55,411)	(119,103)	63,692	(91,790)	151,973	(243,763)
Change in fair value of servicer advance investments	1,388	(1,752)	3,140	9,291	(81,228)	90,519
Change in fair value of investments in residential mortgage loans	95,025	—	95,025	109,588	—	109,588
Change in fair value of derivative instruments	(36,729)	1,240	(37,969)	(60,496)	3,686	(64,182)
Gain (loss) on settlement of investments, net	29,584	14,655	14,929	2,261	117,957	(115,696)
Earnings from investments in consumer loans, equity method investees	(2,654)	2,982	(5,636)	1,657	7,788	(6,131)
Other income (loss), net	6,095	8,737	(2,642)	18,768	16,275	2,493
	25,567	(96,812)	122,379	(15,213)	167,712	(182,925)

Operating Expenses
General and administrative expenses	118,906	20,575	98,331	217,846	40,582	177,264
Management fee to affiliate	19,623	15,453	4,170	37,583	30,563	7,020
Incentive compensation to affiliate	—	26,732	(26,732)	12,958	41,321	(28,363)
Loan servicing expense	9,372	11,035	(1,663)	18,975	22,549	(3,574)
Subservicing expense	53,962	45,958	8,004	94,888	92,555	2,333
	201,863	119,753	82,110	382,250	227,570	154,680

Income (Loss) Before Income Taxes	(46,597)	183,228	(229,825)	155,312	790,680	(635,368)
Income tax expense (benefit)	(21,577)	(2,608)	(18,969)	24,420	(9,520)	33,940
Net Income (Loss)	$(25,020)	$185,836	$(210,856)	$130,892	$800,200	$(669,308)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$6,923	$11,078	$(4,155)	$17,241	$21,189	$(3,948)
Net Income (Loss) Attributable to Common Stockholders	$(31,943)	$174,758	$(206,701)	$113,651	$779,011	$(665,360)

Interest Income

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Interest income increased by $12.2 million, primarily attributable to incremental interest income of (i) $52.9 million from an increase in the size of the Real Estate Securities portfolio and (ii) $15.6 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through purchases and the execution of calls. The increase was partially offset by (iii) a $32.5 million decrease from Mortgage Servicing Rights Financing Receivable attributable to the drop in discount accretion income recognized on servicer advances related to the Ocwen Transaction subsequent to June 30, 2018, (iv) a $11.7 million decrease from Servicer Advance Investments and Excess Mortgage Servicing Rights driven by retrospective adjustments resulting from changes in valuation assumptions on June 30, 2019, and (v) a $11.2 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Interest income increased by $67.5 million, primarily attributable to incremental interest income of (i) $156.2 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls and (ii) $39.4 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through purchases and the execution of calls. The increase was partially offset by (iii) a $79.4 million decrease from Mortgage Servicing Rights Financing Receivable attributable to the drop in discount accretion income recognized on servicer advances related to the Ocwen Transaction subsequent to June 30, 2018, (iv) a $27.8 million decrease from Servicer Advance Investments and Excess Mortgage Servicing Rights driven by retrospective adjustments resulting from changes in valuation assumptions on June 30, 2019, and (v) a $19.4 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Interest Expense

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Interest expense increased by $94.1 million primarily attributable to increases of (i) $58.1 million of interest expense on repurchase agreements financings on Real Estate Securities in which we made additional levered investments subsequent to June 30, 2018, (ii) $22.0 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, (iii) $15.3 million of interest expense on MSRs and related servicer advances financing obtained subsequent to June 30, 2018, and (iv) a $0.8 million increase in interest on debt collateralized by Excess MSRs as a result of draws subsequent to June 30, 2018. The increases were partially offset by (v) a $2.1 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding and refinancing.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Interest expense increased by $182.5 million primarily attributable to increases of (i) $117.9 million of interest expense on repurchase agreements financings on Real Estate Securities in which we made additional levered investments subsequent to June 30, 2018, (ii) $41.5 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, and (iii) $27.8 million of interest expense on MSRs and related servicer advances financing obtained subsequent to June 30, 2018. The increases were partially offset by (iv) a $4.5 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding and refinancing, and (v) a $0.2 million decrease in interest on debt collateralized by Excess MSRs as a result of repayments subsequent to June 30, 2018.

Other-Than-Temporary Impairment on Securities

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The other-than-temporary impairment on securities decreased by $3.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily resulting from a decline in fair values on a smaller portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of June 30, 2019.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The other-than-temporary impairment on securities decreased by $2.9 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily resulting from a decline in fair values on a smaller portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of June 30, 2019.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The $9.8 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $15.2 million in impairment on certain loans related to changes in interest rates and deteriorated performance and certain REOs with a decrease in home prices, partially offset by (ii) $5.4 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The $3.9 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) $8.1 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance, partially offset by (ii) a $4.2 million in impairment on certain loans related to changes in interest rates and deteriorated performance and certain REOs with a decrease in home prices.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(221,890)	$21,372	$(243,262)	$(406,352)	$170,636	$(576,988)
Changes in discount rates	(4,918)	51,338	(56,256)	69,418	52,959	16,459
Changes in other factors	(2,470)	(20,078)	17,608	123,421	(41,170)	164,591
Total	$(229,278)	$52,632	$(281,910)	$(213,513)	$182,425	$(395,938)

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Servicing revenue, net decreased $231.7 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily driven by (i) a $281.9 million change from positive mark-to-market adjustments during the three months ended June 30, 2018 to negative mark-to-market adjustments during the three months ended June 30, 2019, and (ii) a $39.9 million increase in amortization as a result of MSR acquisitions by our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), as well as the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), which closed subsequent to June 30, 2018. The negative mark-to-market adjustments during the three months ended June 30, 2019 was primarily driven by an increase in prepayment rates. The decrease was partially offset by a $90.1 million increase in servicing fee revenue and fees as a result of MSR acquisitions and the Shellpoint Acquisition that closed subsequent to June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Servicing revenue, net decreased $283.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by $395.9 million change from positive mark-to-market adjustments during the six months ended June 30, 2018 to negative mark-to-market adjustments during the six months ended June 30, 2019, and (ii) a $57.4 million increase in amortization as a result of MSR acquisitions by our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), as well as the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), which closed subsequent to June 30, 2018. The negative mark-to-market adjustments during the six months ended June 30, 2019 was primarily driven by an increase in prepayment rates, partially offset by a decrease in costs of subservicing and an increase in ancillary income. The decrease was partially offset by a $170.2 million increase in servicing fee revenue and fees as a result of MSR acquisitions and the Shellpoint Acquisition that closed subsequent to June 30, 2018.

Gain on Sale of Originated Mortgage Loans, Net

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

As a result of the Shellpoint Acquisition in 2018 (Note 1 to our Condensed Consolidated Financial Statements), during the three months ended June 30, 2019, our wholly owned subsidiary, NewRez, originated conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans, we reported $49.5 million Gain on sale of originated mortgage loans, net in the condensed consolidated statements of income during the three months ended June 30, 2019.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

As a result of the Shellpoint Acquisition in 2018 (Note 1 to our Condensed Consolidated Financial Statements), during the six months ended June 30, 2019, our wholly owned subsidiary, NewRez, originated conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans, we reported $93.5 million Gain on sale of originated mortgage loans, net in the condensed consolidated statements of income during the six months ended June 30, 2019.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(7,950)	$(5,307)	$(2,643)	$(17,702)	$(5,870)	$(11,832)
Changes in discount rates	—	—	—	9,279	—	9,279
Changes in other factors	(505)	31	(536)	4,595	(45,097)	49,692
Total	$(8,455)	$(5,276)	$(3,179)	$(3,828)	$(50,967)	$47,139

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.
The negative mark-to-market adjustments during the three months ended June 30, 2019 and three months ended June 30, 2018 were mainly driven by changes in interest rates and prepayment rates.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The negative mark-to-market adjustments during the six months ended June 30, 2019 were mainly driven by changes in interest rates and prepayment rates, partially offset by discount rate changes. The change between the mark-to-market adjustments during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 were due to the realization of unrealized gains related to the Ocwen Transaction in 2018, which were reflected in Gain (Loss) on Settlement of Investments, Net.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(2,505)	$(475)	$(2,030)	$(7,465)	$(1,508)	$(5,957)
Changes in discount rates	—	—	—	3,171	—	3,171
Changes in other factors	(771)	2,180	(2,951)	3,630	3,736	(106)
Total	$(3,276)	$1,705	$(4,981)	$(664)	$2,228	$(2,892)

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The negative mark-to-market adjustments during the three months ended June 30, 2019 were mainly driven by changes in interest rates and prepayment rates, compared to the three months ended June 30, 2018 where the positive mark-to-market adjustments were mainly driven by interest income net of expenses recorded at the investee level and other market factors.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The negative mark-to-market adjustments during the six months ended June 30, 2019 were mainly driven by changes in interest rates and prepayment rates, partially offset by discount rate changes. Compared to the six months ended June 30, 2018 where the positive mark-to-market adjustments were mainly driven by interest income net of expenses recorded at the investee level and other market factors, partially offset by changes in interest rates and prepayment rates.

Change in Fair Value of Investments in Mortgage Servicing Rights Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(43,221)	$(49,581)	$6,360	$(94,575)	$(14,613)	$(79,962)
Changes in discount rates	5,470	9,642	(4,172)	39,401	212,273	(172,872)
Changes in other factors	22,901	(22,324)	45,225	47,262	59,856	(12,594)
Total	$(14,850)	$(62,263)	$47,413	$(7,912)	$257,516	$(265,428)

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The change in fair value of investments in mortgage servicing rights financing receivable increased $63.7 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. $47.4 million of the increase was related to changes in valuation inputs and assumptions, primarily due to decrease in costs of subservicing and an increase in ancillary income. The remaining increase was primarily due to $16.6 million decrease in amortization expense, attributable to lower unpaid principal balance.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The change in fair value of investments in mortgage servicing rights financing receivable decreased $243.8 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. $265.4 million of the decrease was related to changes in valuation inputs and assumptions, primarily due to less decrease in discount rates and an increase in prepayment rates, partially offset by a decrease in costs of subservicing and an increase in ancillary income. The decrease was partially offset by $22.5 million decrease in amortization expense, attributable to lower unpaid principal balance.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(706)	$531	$(1,237)	$(1,704)	$1,537	$(3,241)
Changes in discount rates	3,944	(1,040)	4,984	13,626	(8,656)	22,282
Changes in other factors	(1,850)	(1,243)	(607)	(2,631)	(74,109)	71,478
Total	$1,388	$(1,752)	$3,140	$9,291	$(81,228)	$90,519

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The positive mark-to-market adjustments during the three months ended June 30, 2019 were mainly driven by decrease in discount rates, compared to the three months ended June 30, 2018 where the negative mark-to-market adjustments were mainly driven by increase in discount rates.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The positive mark-to-market adjustments during the six months ended June 30, 2019 were mainly driven by decrease in discount rates. The change between the mark-to-market adjustments during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 were due to the realization of unrealized gains related to the Ocwen Transaction in 2018, which were reflected in Gain (Loss) on Settlement of Investments, Net.

Change in Fair Value of Investments in Residential Mortgage Loans

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The change in fair value of investments in Residential Mortgage Loans of $95.0 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to the election of the fair value option on certain Residential Mortgage Loans acquired subsequent to June 30, 2018, coupled with a decrease in discount rates on loans acquired. Residential Mortgage Loans were held at lower of cost or market value, rather than fair value, during the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The change in fair value of investments in Residential Mortgage Loans of $109.6 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to the election of the fair value option on certain Residential Mortgage Loans acquired subsequent to June 30, 2018, coupled with a decrease in discount rates on loans acquired. Residential Mortgage Loans were held at lower of cost or market value, rather than fair value, during the six months ended June 30, 2018.

Change in Fair Value of Derivative Instruments

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Change in fair value of derivative instruments decreased $38.0 million. The decrease was primarily related to (i) a $41.6 million change from unrealized gain to unrealized loss on Interest Rate Swaps, (ii) a $4.4 million change from unrealized gain to unrealized loss on TBAs due to decrease in market interest rates. The decrease was partially offset by (iii) a $7.7 million of unrealized gain on Interest Rate Lock Commitments that were purchased subsequent to June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Change in fair value of derivative instruments decreased $64.2 million. The decrease was primarily related to (i) a $70.1 million change from unrealized gain to unrealized loss on Interest Rate Swaps, (ii) a $4.8 million change from unrealized gain to unrealized loss on TBAs due to decrease in market interest rates. The decrease was partially offset by (iii) a $10.9 million of unrealized gain on Interest Rate Lock Commitments that were purchased subsequent to June 30, 2018.

Gain (Loss) on Settlement of Investments, Net

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Gain (loss) on settlement of investments increased by $14.9 million, primarily related to (i) a $49.8 million change in loss on sale of real estate securities to gain on sale of real estate securities, (ii) a $22.3 million increase in gain on sale of residential mortgage loans, and (iii) a $15.6 million increase in gain on collapses due primarily to market interest rates and decreased delinquencies. The increase was partially offset by (iv) a $64.5 million change in gain on settlement of derivatives to loss on settlement of derivatives related to TBAs and interest rate swaps, and (v) a $8.5 million increase in loss on extinguishment of debt related to debt restructuring during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Gain (loss) on settlement of investments decreased by $115.7 million, primarily related to (i) a $194.9 million change in gain on settlement of derivatives to loss on settlement of derivatives related to TBAs and interest rate swaps, (ii) a $113.0 million decrease in gains on settlement of investments in excess MSRs and Servicer Advance Investments as a result of the Ocwen Transaction, and (iii) a $8.5 million increase in loss on extinguishment of debt related to debt restructuring. The decrease was partially offset by (iv) a $144.2 million change in loss on sale of real estate securities to gain on sale of real estate securities, (v) a $54.4 million change from loss on sale of residential mortgage loans to gain on sale of residential mortgage loans, and (vi) a $0.9 million decrease in loss on sale of REO, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $5.6 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), primarily as a result of declining portfolio and securitization, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $6.1 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), primarily as a result of declining portfolio and securitization, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Other Income (Loss), Net

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Other income (loss), net decreased by $2.6 million, primarily attributable to (i) a $4.7 million decrease in gain on transfer of loans to REO, (ii) a $2.7 million increase in unrealized loss on contingent consideration related to the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), and (iii) $1.5 million increase in unrealized loss on notes and bonds payable related to the SAFT bonds acquired in the Shellpoint Acquisition. The decrease was partially offset by (iv) a $2.4 million change from loss to gain on Ocwen common stock acquired in September 2017, and (v) a $2.3 million increase in unrealized gain on other ABS.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Other income (loss), net increased by $2.5 million, primarily attributable to (i) a $9.3 million increase in unrealized gain on other ABS, (ii) a $5.1 million decrease in REO expense, and (iii) a $3.1 million increase in positive mark-to-market adjustments for retained MSRs. The increase was partially offset by (iv) a $4.7 million increase in unrealized loss on contingent consideration related to the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), (v) a $3.9 million decrease in gain on transfer of loans to REO, (vi) a $3.0 million decrease in gain on mortgage servicing rights recapture agreement, and (vii) a $2.6 million increase in unrealized loss on notes and bonds payable related to the SAFT bonds acquired in the Shellpoint Acquisition.

General and Administrative Expenses

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

General and administrative expenses increased by $98.3 million primarily attributable to (i) a $91.3 million increase in compensation and benefits expenses, loan origination expense, as well as rent, office, and other miscellaneous G&A expenses resulting from the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), and (ii) a $4.9 million increase in deal and other consulting expenses due to increased deal and refinancing activity during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

General and administrative expenses increased by $177.3 million primarily attributable to (i) a $166.2 million increase in compensation and benefits expenses, loan origination expense, as well as rent, office, and other miscellaneous G&A expenses resulting from the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), and (ii) a $6.3 million increase in securitization fees, and deal and other consulting expenses due to increased securitization, deal, and refinancing activity during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Management Fee to Affiliate

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Management fee to affiliate increased by $4.2 million as a result of increases to our gross equity subsequent to June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Management fee to affiliate increased by $7.0 million as a result of increases to our gross equity subsequent to June 30, 2018.

Incentive Compensation to Affiliate

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Incentive compensation to affiliate decreased by $26.7 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Incentive compensation to affiliate decreased by $28.4 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Loan Servicing Expense

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Loan servicing expense decreased by $1.7 million primarily due to a decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Loan servicing expense decreased by $3.6 million primarily due to a decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance.

Subservicing Expense

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Subservicing expense increased $8.0 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as a result of higher ancillary fees and an increase in subserviced loans due to transactions that closed subsequent to June 30, 2018 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Subservicing expense increased $2.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of higher ancillary fees and an increase in subserviced loans due to transactions that closed subsequent to June 30, 2018 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Income tax expense (benefit) changed by $19.0 million, as a result of an income tax benefit of $21.6 million during the three months ended June 30, 2019 compared to an income tax benefit of $2.6 million during the three months ended June 30, 2018, primarily due to the deferred tax benefit generated by changes in the fair value of MSRs quarter over quarter.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Income tax expense (benefit) changed by $33.9 million, as a result of an income tax expense of $24.4 million during the six months ended June 30, 2019 compared to an income tax benefit of $9.5 million during the six months ended June 30, 2018, primarily due to the deferred tax expense generated by changes in the fair value of MSRs giving rise to an increase in taxable income in the TRS.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Noncontrolling interests in income of consolidated subsidiaries decreased by $4.2 million primarily due to (i) a $5.0 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties, and (ii) a $0.7 million decrease in other’s interest in the net income of the Buyer as a result of a net decrease in interest income earned on the Buyer’s levered assets, partially offset by a change from negative to positive mark-to-market adjustments in the fair value of the Buyer’s assets and lower interest expense, during the three months ended June 30, 2019. The decrease was partially offset by (iii) a $1.5 million increase from the Shelter JVs, acquired as part of the Shellpoint Acquisition in the third quarter of 2018 (Note 1 to our Condensed Consolidated Financial Statements).

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Noncontrolling interests in income of consolidated subsidiaries decreased by $3.9 million primarily due to (i) a $6.2 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties, during the six months ended June 30, 2019. The decrease was partially offset by (ii) a $2.0 million increase from the Shelter JVs, acquired as part of the Shellpoint Acquisition in the third quarter of 2018 (Note 1 to our Condensed Consolidated Financial Statements), and (iii) a $0.3 million increase in other’s interest in the net income of the Buyer as a result of a change from negative to positive mark-to-market adjustments in the fair value of the Buyer’s assets and lower interest expense, partially offset by a net decrease in interest income earned on the Buyer’s levered assets, during the six months ended June 30, 2019.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to regulatory requirements regarding NRM’s and NewRez’s liquidity. As of June 30, 2019, approximately $260.5 million of our cash and cash equivalents was held at NRM and NewRez, of which $117.1 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2019, we had outstanding repurchase agreements with an aggregate face amount of approximately $21.5 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 5% for Agency RMBS, 4% - 60% for Non-Agency RMBS, and 2% - 50% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.5 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	June 30, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$8,023,603	$8,023,603	Jul-19 to May-20	2.60%	0.1	$8,092,018	$8,270,539	$8,334,665	2.1
Non-Agency RMBS (E)	8,018,358	8,018,317	Jul-19 to Sep-19	3.42%	0.1	20,457,734	8,074,682	8,733,701	6.5
Residential Mortgage Loans(F)	5,365,278	5,364,296	Jul-19 to May-21	4.22%	0.7	5,905,393	5,727,584	5,721,192	14.8
Real Estate Owned(G)(H)	74,046	74,029	Jul-19 to May-21	4.46%	0.4	N/A	N/A	79,406	N/A
Total Repurchase Agreements	21,481,285	21,480,245		3.32%	0.3
Notes and Bonds Payable
Excess MSRs(I)	287,759	287,759	Jan-20 to Nov-22	5.25%	2.2	111,126,425	332,488	431,095	5.9
MSRs(J)	2,185,886	2,177,950	Mar-20 to Jul-24	4.32%	2.5	429,678,985	4,378,609	4,826,580	5.8
Servicer Advances(K)	2,980,954	2,978,590	Sep-19 to Dec-21	3.57%	1.6	3,473,192	3,661,779	3,685,115	1.6
Residential Mortgage Loans(L)	980,613	983,367	Apr-20 to Jul-43	4.03%	3.0	1,202,743	1,170,746	1,148,931	8.9
Consumer Loans(M)	864,837	868,118	Dec-21 to May-36	3.23%	3.2	937,497	942,696	938,821	3.7
Receivable from government agency(L)	1,981	1,981	Apr-20	4.98%	0.8	N/A	N/A	1,387	N/A
Total Notes and Bonds Payable	7,302,030	7,297,765		3.88%	2.3
Total/ Weighted Average	$28,783,315	$28,778,010		3.46%	0.8

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through July 31, 2019 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $85.6 million of associated accrued interest payable as of June 30, 2019.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $5.3 billion of related trade and other receivables.

(E)
$7,417.6 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $600.7 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements of $136.4 million on retained servicer advance and consumer loan bonds and of $741.1 million on retained bonds collateralized by Agency MSRs.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $187.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and $100.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our interests in MSRs that secure these notes.

(J)
Includes: $675.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; and $1,510.7 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$2.6 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.15% to 2.15%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $6.3 million note payable to Nationstar that bears interest equal to one-month LIBOR plus 2.88%, (ii) $113.9 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 12 for details), (iii) $369.7 million of asset-backed notes held by third parties which bear interest equal to 4.59% (see Note 12 for details), and (iv) $494.6 million of asset-backed notes held by third parties which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $822.8 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036, and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036. Also includes a $6.6 million face amount note which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $21.5 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2019
	Outstanding Balance at June 30, 2019	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$8,023,603	$6,109,693	$11,372,854	2.63%
Non-Agency RMBS	8,018,358	7,538,304	8,783,633	3.57%
Residential mortgage loans	4,110,925	2,193,419	4,239,727	4.42%
Real estate owned	67,194	69,518	101,153	4.59%
Notes and Bonds Payable
Excess MSRs	100,000	79,006	100,000	4.97%
MSRs	675,188	704,486	1,256,040	4.78%
Servicer advances	751,741	394,271	773,968	3.11%
Residential mortgage loans	499,883	268,889	500,717	3.70%
Receivable from government agency	1,023	980	1,141	4.98%
Total/Weighted Average	$22,247,915	$17,358,566		3.42%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Repurchase Agreements
Agency RMBS	$2,639,286	$3,428,226	$5,364,480	$6,846,716
Non-Agency RMBS	6,094,029	7,444,959	7,399,226	7,675,607
Residential mortgage loans	2,154,943	1,675,353	2,155,752	2,681,220
Real estate owned	73,656	68,416	91,025	48,247

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of June 30, 2019, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2019	$28,316	$18,599,728	$18,628,044
2020	1,101,534	3,748,583	4,850,117
2021	1,859,567	1,054,834	2,914,401
2022	369,715	187,759	557,474
2023	—	425,379	425,379
2024 and thereafter	970,205	437,695	1,407,900
	$4,329,337	$24,453,978	$28,783,315

(A)	Includes repurchase agreements and notes and bonds payable of $1.9 million and $4,822.1 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $21,479.4 million and $2,480.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 3.7% and 8.2%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 6.2% and 6.8%, respectively, during the six months ended June 30, 2019.

Borrowing Capacity

The following table represents our borrowing capacity as of June 30, 2019 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$7,646,297	$5,439,324	$2,206,973
Non-Agency RMBS	650,000	600,737	49,263

Notes and Bonds Payable
Excess MSRs	150,000	100,000	50,000
MSRs	1,275,000	675,188	599,812
Servicer advances(A)	1,519,679	1,217,295	302,384
Consumer loans	150,000	6,559	143,441
	$11,390,976	$8,039,103	$3,351,873

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.05% fee on the unused borrowing capacity. Excludes borrowing capacity and outstanding debt for retained Non-Agency bonds, collateralized by servicer advances with a current face amount of $86.3 million.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2019.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

On July 2, 2019, we issued 6.2 million shares of our 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 0.6 million shares of our common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.5 million as of the grant date.

Our Series A Preferred Stock ranks senior to all classes or series of our common stock and to all other equity securities issued by us that expressly indicate are subordinated to the Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up. Our Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with each other. Under certain circumstances upon a change of control, our Series A Preferred Stock is convertible to shares of our common stock.

From and including, July 2, 2019, but excluding, August 15, 2024, holders of shares of our Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.50% per annum of the $25.00 liquidation preference per share (equivalent to $1.875 per annum per share), and from and including August 15, 2024, at a floating rate per annum equal to the three-month LIBOR plus a spread of 5.802% per annum. Dividends are payable quarterly in arrears on or about the 15th day of each February, May, August and October.

The Series A Preferred Stock will not be redeemable before August 15, 2024, except under certain limited circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024, we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, as of June 30, 2019.

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

On July 30, 2018, we entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). As of June 30, 2019, we had sold 0.5 million ATM Shares for aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, we granted options to the Manager relating to 0.05 million shares of our common stock at the offering price, which had fair value of approximately $0.1 million as of the grant date.

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

As of June 30, 2019, our outstanding options had a weighted average exercise price of $16.31. Our outstanding options as of June 30, 2019 were summarized as follows:

Held by the Manager	8,760,167
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,290,749
Issued to the independent directors	7,000
Total	11,057,916

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2019, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2018	$417,023
Net unrealized gain (loss) on securities	359,515
Reclassification of net realized (gain) loss on securities into earnings	(89,844)
Accumulated other comprehensive income, June 30, 2019	$686,694

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2019, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of mortgage credit spreads. We recorded OTTI charges of $16.4 million with respect to real estate securities and realized gains of $106.2 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
June 30, 2018	July 2018	$0.50
September 30, 2018	October 2018	$0.50
December 31, 2018	January 2019	$0.50
March 31, 2019	April 2019	$0.50
June 30, 2019	July 2019	$0.50

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $3.0 billion for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Operating cash flows for the six months ended June 30, 2019 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $6.6 billion, servicing fees received of $409.5 million, net recoveries of servicer advances receivable of $231.0 million, net interest income received of $441.7 million, and distributions of earnings from equity method investees of $6.8 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $4.2 billion, originations of $5.5 billion, incentive compensation and management fees paid to the Manager of $125.2 million, income taxes paid of $1.2 million, subservicing fees paid of $170.3 million and other outflows of approximately $456.9 million including general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $(3.5) billion for the six months ended June 30, 2019. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $6.4 billion during the six months ended June 30, 2019. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.2 billion. As of June 30, 2019, there was $9.9 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method. LoanCo had outstanding debt of $336.8 million as of May 31, 2019. We have not guaranteed this debt.

We did not have any other off-balance sheet arrangements as of June 30, 2019. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2019 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2018, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2019:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2019, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $383.0 million of unfunded and available revolving credit privileges as of June 30, 2019. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

Since the third quarter of 2018, as a result of the Shellpoint Acquisition, the Company, through its wholly owned subsidiary, NewRez, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which we believe is an indicator of performance for the Servicing and Origination segment and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(31,943)	$174,758	$113,651	$779,011
Impairment	22,311	16,289	35,107	41,966
Other Income adjustments:
Other Income
Change in fair value of investments in excess mortgage servicing rights	8,455	5,276	3,828	50,967
Change in fair value of investments in excess mortgage servicing rights, equity method investees	3,276	(1,705)	664	(2,228)
Change in fair value of investments in mortgage servicing rights financing receivables	15,210	62,263	8,713	(257,516)
Change in fair value of servicer advance investments	(1,388)	1,752	(9,291)	81,228
Change in fair value of investments in residential mortgage loans	(95,025)	—	(109,588)	—
(Gain) loss on settlement of investments, net	(29,584)	(14,655)	(2,261)	(117,957)
Unrealized (gain) loss on derivative instruments	36,729	(1,240)	60,496	(3,686)
Unrealized (gain) loss on other ABS	(7,385)	(5,117)	(14,064)	(4,804)
(Gain) loss on transfer of loans to REO	(1,600)	(6,320)	(6,584)	(10,490)
(Gain) loss on transfer of loans to other assets	(244)	175	277	120
(Gain) loss on Excess MSR recapture agreements	(935)	(1,365)	(1,242)	(4,270)
(Gain) loss on Ocwen common stock	(1,451)	972	(4,237)	(4,800)
Other (income) loss	5,520	2,918	7,082	7,969
Total Other Income Adjustments	(68,422)	42,954	(66,207)	(265,467)

Other Income and Impairment attributable to non-controlling interests	(5,626)	(5,869)	(8,058)	(12,455)
Change in fair value of investments in mortgage servicing rights	229,278	(52,632)	213,513	(182,425)
Non-capitalized transaction-related expenses	9,284	6,373	16,150	13,510
(Gain) loss on securitization of originated mortgage loans	24,944	—	40,788	—
Incentive compensation to affiliate	—	26,732	12,958	41,321
(Gain) loss on settlement of mortgage loan origination derivative instruments	29,741	—	29,741	—
Deferred taxes	(21,599)	(1,759)	24,732	(10,815)
Interest income on residential mortgage loans, held-for-sale	23,888	2,562	26,189	6,868
Limit on RMBS discount accretion related to called deals	—	(5,920)	(19,556)	(10,194)
Adjust consumer loans to level yield	7,815	(9,213)	2,962	(15,155)
Core earnings of equity method investees:
Excess mortgage servicing rights	87	3,432	2,115	6,046
Core Earnings	$219,758	$197,707	$424,085	$392,211

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

As of June 30, 2019, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would decrease our cash flows by approximately $42.4 million in the next 12 months, whereas a 50 basis point decrease in short term interest rates would increase our cash flows by approximately $42.4 million in the next 12 months, based solely on our current net floating rate exposure and assuming a static portfolio of investments (including fixed rate repurchase agreements that mature within 60 days of June 30, 2019 and assuming a LIBOR floor of 0.0%).

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

As of June 30, 2019, an immediate 50 basis point increase in short term interest rates, based on a shift in the yield curve, would increase our net book value by approximately $323.8 million, whereas a 50 basis point decrease in short term interest rates would decrease our net book value by approximately $115.9 million, based on the present value of estimated cash flows on a static portfolio of investments. This does not include changes in our book value resulting from potential related changes in discount rates; refer to “—Credit Spread Risk” below.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021.  We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

As of June 30, 2019, a 25 basis point increase in credit spreads would decrease our net book value by approximately $291.8 million, and a 25 basis point decrease in credit spreads would increase our net book value by approximately $299.7 million, based on a static portfolio of investments, but would not directly affect our earnings or cash flow.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of June 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2019	$223,827
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$238,937	$231,132	$216,978	$210,546
Change in estimated fair value:
Amount	$15,110	$7,305	$(6,849)	$(13,281)
%	6.8%	3.3%	(3.1)%	(5.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$236,286	$231,501	$216,735	$213,477
Change in estimated fair value:
Amount	$12,459	$7,674	$(7,092)	$(10,350)
%	5.6%	3.4%	(3.2)%	(4.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$224,536	$224,182	$223,472	$223,118
Change in estimated fair value:
Amount	$709	$355	$(355)	$(709)
%	0.3%	0.2%	(0.2)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$217,343	$220,585	$227,069	$230,310
Change in estimated fair value:
Amount	$(6,484)	$(3,242)	$3,242	$6,483
%	(2.9)%	(1.4)%	1.4%	2.9%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of June 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2019	$187,711
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$202,066	$194,645	$181,314	$175,310
Change in estimated fair value:
Amount	$14,355	$6,934	$(6,397)	$(12,401)
%	7.6%	3.7%	(3.4)%	(6.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$202,272	$196,064	$180,062	$175,739
Change in estimated fair value:
Amount	$14,561	$8,353	$(7,649)	$(11,972)
%	7.8%	4.4%	(4.1)%	(6.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$187,725	$187,718	$187,704	$187,697
Change in estimated fair value:
Amount	$14	$7	$(7)	$(14)
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$184,845	$186,278	$189,144	$190,577
Change in estimated fair value:
Amount	$(2,866)	$(1,433)	$1,433	$2,866
%	(1.5)%	(0.8)%	0.8%	1.5%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of June 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2019	$133,468
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$141,144	$137,181	$129,985	$126,711
Change in estimated fair value:
Amount	$7,676	$3,713	$(3,483)	$(6,757)
%	5.8%	2.8%	(2.6)%	(5.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$139,465	$137,225	$129,974	$128,439
Change in estimated fair value:
Amount	$5,997	$3,757	$(3,494)	$(5,029)
%	4.5%	2.8%	(2.6)%	(3.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$134,027	$133,747	$133,189	$132,909
Change in estimated fair value:
Amount	$559	$279	$(279)	$(559)
%	0.4%	0.2%	(0.2)%	(0.4)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$129,739	$131,604	$135,332	$137,197
Change in estimated fair value:
Amount	$(3,729)	$(1,864)	$1,864	$3,729
%	(2.8)%	(1.4)%	1.4%	2.8%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivables, owned as of June 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2019	$3,366,527
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,577,475	$3,468,611	$3,270,632	$3,180,394
Change in estimated fair value:
Amount	$210,948	$102,084	$(95,895)	$(186,133)
%	6.3%	3.0%	(2.8)%	(5.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,556,355	$3,455,690	$3,287,216	$3,216,098
Change in estimated fair value:
Amount	$189,828	$89,163	$(79,311)	$(150,429)
%	5.6%	2.6%	(2.4)%	(4.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,385,424	$3,375,974	$3,357,079	$3,347,634
Change in estimated fair value:
Amount	$18,897	$9,447	$(9,448)	$(18,893)
%	0.6%	0.3%	(0.3)%	(0.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,260,158	$3,313,342	$3,419,711	$3,472,897
Change in estimated fair value:
Amount	$(106,369)	$(53,185)	$53,184	$106,370
%	(3.2)%	(1.6)%	1.6%	3.2%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivables, owned as of June 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2019	$1,213,407
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,331,430	$1,269,684	$1,161,932	$1,114,692
Change in estimated fair value:
Amount	$118,023	$56,277	$(51,475)	$(98,715)
%	9.7%	4.6%	(4.2)%	(8.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,263,829	$1,236,874	$1,193,650	$1,177,411
Change in estimated fair value:
Amount	$50,422	$23,467	$(19,757)	$(35,996)
%	4.2%	1.9%	(1.6)%	(3.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,257,869	$1,228,069	$1,168,444	$1,138,622
Change in estimated fair value:
Amount	$44,462	$14,662	$(44,963)	$(74,785)
%	3.7%	1.2%	(3.7)%	(6.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,199,121	$1,206,264	$1,220,550	$1,227,693
Change in estimated fair value:
Amount	$(14,286)	$(7,143)	$7,143	$14,286
%	(1.2)%	(0.6)%	0.6%	1.2%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of June 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2019	$337,213
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$358,407	$347,432	$327,676	$318,758
Change in estimated fair value:
Amount	$21,194	$10,219	$(9,537)	$(18,455)
%	6.3%	3.0%	(2.8)%	(5.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$365,869	$350,576	$325,495	$315,127
Change in estimated fair value:
Amount	$28,656	$13,363	$(11,718)	$(22,086)
%	8.5%	4.0%	(3.5)%	(6.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$345,012	$341,113	$333,314	$329,415
Change in estimated fair value:
Amount	$7,799	$3,900	$(3,899)	$(7,798)
%	2.3%	1.2%	(1.2)%	(2.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$320,746	$328,980	$345,447	$353,680
Change in estimated fair value:
Amount	$(16,467)	$(8,233)	$8,234	$16,467
%	(4.9)%	(2.4)%	2.4%	4.9%

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

ITEM 1A. RISK FACTORS

Investing in our stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT and (v) Risks Related to Our Stock. However, these categories do overlap and should not be considered exclusive.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to NRM, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to NRM. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to NRM. As of June 30, 2019, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our Condensed Consolidated Financial Statements).

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

In the event of a counterparty default, particularly a default by a major investment bank or Servicing Partner, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations, cash flows and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. On February 11, 2019, Ditech Holding Corporation and certain of its subsidiaries, including Ditech, our subservicer, filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. See Note 5. Investments in Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables - Mortgage Servicing Rights - Ditech Transaction for more information.

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

As of June 30, 2019, 24.8% and 22.5% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.8% and 6.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of June 30, 2019, 38.5% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 23.4% was located in the Southeastern U.S., 21.1% was located in the Northeastern U.S., 9.9% was located in the Midwestern U.S. and 6.3% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.8% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2019, 70.9% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 29.1% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans and/or MSRs. In the event that any licensing requirement is applicable to us, and we do not hold such licenses, there can be no assurance that we will obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. With respect to mortgage loans, in lieu of obtaining such licenses, we may contribute our acquired residential mortgage loans to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements. We have formed one or more subsidiaries to apply for certain state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing. In addition, even if we obtain necessary licenses, we may not be able to maintain them. Any of these circumstances could limit our ability to invest in residential mortgage loans or MSRs in the future and have a material adverse effect on us.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as its based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), has obtained applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions. As a result of NRM’s current and expected approvals, NRM is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations do, and may in the future, significantly affect the way that NRM does business, and subject NRM and New Residential to additional costs and regulatory obligations, which could impact our financial results.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Moreover, our ability to make distributions may be adversely affected by the risk factors described herein. See also “—Risks Related to our Stock—We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.”

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

Risks Related to our Stock

There can be no assurance that the market for our stock will provide you with adequate liquidity.

Our common stock began trading on the NYSE in May 2013, and our preferred stock began trading on the NYSE in July 2019. There can be no assurance that an active trading market for our common and preferred stock will be sustained in the future, and the market price of our common and preferred stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common and preferred stock.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. We have adopted a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15 million shares of our common stock for issuance under the Plan. The term of the Plan expires in 2023. On the first day of each fiscal year beginning during the term of the Plan, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year. In connection with any offering of our common or preferred stock, we will issue to our Manager options relating to shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares relating to any options granted to the Manager in connection with an offering of our common stock would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

We may incur or issue debt or issue equity, which may negatively affect the market price of our common stock.

We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our preferred stock has, and any additional preferred stock issued by us would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

We have not established a minimum distribution payment level for our common stock, and we cannot assure you of our ability to pay distributions in the future.

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

Our board of directors approved two increases in our quarterly dividends during 2017, which has resulted in reduced cash flows and we will begin making distributions on our preferred stock issued in July 2019, beginning in November 2019, which will further reduce our cash flows. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

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

2.10	Asset Purchase Agreement among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company dated, June 17, 2019

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

3.4
Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to New Residential Investment Corp.’s Form 8-A, filed July 2, 2019)

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

Exhibit Number	Exhibit Description

4.2
Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.3
Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.4
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.5
Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.6
Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.7
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.8
Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.9
Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.10
Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.11
Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.12
Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

Exhibit Number	Exhibit Description

4.13
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

Exhibit Number	Exhibit Description

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

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Portions of this exhibit have been omitted.

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

August 1, 2019

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 1, 2019

By:	/s/ David Schneider
David Schneider
Chief Accounting Officer
(Principal Accounting Officer)

August 1, 2019