Form 10-Q
period 2019-09-30
New Residential Investment Corp.
filed 2019-10-29
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission File Number: 001-35777

New Residential Investment Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-3449660
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1345 Avenue of the Americas	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(212)	798-3150
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NRZ	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR A	New York Stock Exchange
7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR B	New York Stock Exchange
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
Common stock, $0.01 par value per share: 415,520,780 shares outstanding as of October 28, 2019.

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

•	the risks related to our acquisitions of Shellpoint Partners LLC and Ditech, as well as ownership of entities that perform origination and servicing operations;

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments in:
Excess mortgage servicing rights, at fair value	$398,064	$447,860
Excess mortgage servicing rights, equity method investees, at fair value	132,259	147,964
Mortgage servicing rights, at fair value	3,431,968	2,884,100
Mortgage servicing rights financing receivables, at fair value	1,811,261	1,644,504
Servicer advance investments, at fair value(A)	600,547	735,846
Real estate and other securities, available-for-sale	16,853,910	11,636,581
Residential mortgage loans, held-for-investment (includes $113,133 and $121,088 at fair value at September 30, 2019 and December 31, 2018, respectively)(A)	613,657	735,329
Residential mortgage loans, held-for-sale	1,349,997	932,480
Residential mortgage loans, held-for-sale, at fair value	5,206,251	2,808,529
Consumer loans, held-for-investment(A)	881,183	1,072,202
Cash and cash equivalents(A)	738,219	251,058
Restricted cash	163,148	164,020
Servicer advances receivable	2,911,798	3,277,796
Trades receivable	4,487,772	3,925,198
Deferred tax asset, net	43,372	65,832
Other assets (includes $168,532 and $121,602 in residential mortgage loan subject to repurchase at September 30, 2019 and December 31,2018, respectively)	1,724,519	961,714
	$41,347,925	$31,691,013
Liabilities and Equity
Liabilities
Repurchase agreements	$23,110,359	$15,553,969
Notes and bonds payable (includes $474,309 and $117,048 at fair value at September 30, 2019 and December 31, 2018, respectively)(A)	7,405,872	7,102,266
Trades payable	2,536,188	2,048,348
Dividends payable	213,098	184,552
Accrued expenses and other liabilities(A) (includes $168,532 and $121,602 in residential mortgage loans repurchase liabilities at September 30, 2019 and December 31,2018, respectively)	820,291	713,583
	34,085,808	25,602,718
Commitments and Contingencies
Equity
Preferred Stock, par value of $0.01 per share, 23,000,000 shares authorized:
7.50% Series A Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 6,210,000 and 0 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	150,026	—
7.125% Series B Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 11,300,000 and 0 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	273,418	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 415,520,780 and 369,104,429 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,156	3,692
Additional paid-in capital	5,498,226	4,746,242
Retained earnings	545,713	830,713
Accumulated other comprehensive income (loss)	706,926	417,023
Total New Residential stockholders’ equity	7,178,465	5,997,670
Noncontrolling interests in equity of consolidated subsidiaries	83,652	90,625
Total Equity	7,262,117	6,088,295
	$41,347,925	$31,691,013

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$448,127	$425,524	$1,303,041	$1,212,902
Interest expense	245,902	162,806	686,738	421,109
Net Interest Income	202,225	262,718	616,303	791,793

Impairment
Other-than-temporary impairment (OTTI) on securities	5,567	3,889	21,942	23,190
Valuation and loss provision (reversal) on loans and real estate owned (REO)	(10,690)	5,471	8,042	28,136
	(5,123)	9,360	29,984	51,326

Net interest income after impairment	207,348	253,358	586,319	740,467
Servicing revenue, net of change in fair value of $(228,405), $(26,741), $(619,914), and $35,118, respectively	53,050	175,355	133,366	538,784
Gain on sale of originated mortgage loans, net	100,541	45,732	194,029	45,732
Other Income
Change in fair value of investments in excess mortgage servicing rights	2,407	(4,744)	(1,421)	(55,711)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	4,751	3,396	4,087	5,624
Change in fair value of investments in mortgage servicing rights financing receivables	(41,410)	(88,345)	(133,200)	63,628
Change in fair value of servicer advance investments	6,641	(5,353)	15,932	(86,581)
Change in fair value of investments in residential mortgage loans	(19,037)	647	90,551	647
Change in fair value of derivative instruments	58,508	24,299	(1,988)	27,985
Gain (loss) on settlement of investments, net	154,752	(11,893)	157,013	106,064
Earnings from investments in consumer loans, equity method investees	(2,547)	4,555	(890)	12,343
Other income (loss), net	(35,219)	(5,860)	(16,451)	10,415
	128,846	(83,298)	113,633	84,414
Operating Expenses
General and administrative expenses	133,513	98,587	351,359	139,169
Management fee to affiliate	20,678	15,464	58,261	46,027
Incentive compensation to affiliate	36,307	23,848	49,265	65,169
Loan servicing expense	7,192	11,060	26,167	33,609
Subservicing expense	52,875	43,148	147,763	135,703
	250,565	192,107	632,815	419,677

Income (Loss) Before Income Taxes	239,220	199,040	394,532	989,720
Income tax expense (benefit)	(5,440)	3,563	18,980	(5,957)
Net Income (Loss)	$244,660	$195,477	$375,552	$995,677
Noncontrolling Interests in Income of Consolidated Subsidiaries	$14,738	$10,869	$31,979	$32,058
Dividends on Preferred Stock	$5,338	$—	$5,338	$—
Net Income (Loss) Attributable to Common Stockholders	$224,584	$184,608	$338,235	$963,619
Net Income (Loss) Per Share of Common Stock
Basic	$0.54	$0.54	$0.83	$2.87
Diluted	$0.54	$0.54	$0.83	$2.86
Weighted Average Number of Shares of Common Stock Outstanding
Basic	415,520,780	340,044,440	406,521,273	335,615,566
Diluted	415,588,238	340,868,403	406,671,972	337,078,824

Dividends Declared per Share of Common Stock	$0.50	$0.50	$1.50	$1.50

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive income (loss), net of tax
Net (loss) income	$244,660	$195,477	$375,552	$995,677
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	109,668	(22,445)	469,183	14,600
Reclassification of net realized (gain) loss on securities into earnings	(89,436)	32,626	(179,280)	89,885
	20,232	10,181	289,903	104,485
Total comprehensive income	$264,892	$205,658	$665,455	$1,100,162
Comprehensive income attributable to noncontrolling interests	$14,738	$10,869	$31,979	$32,058
Dividends on preferred stock	$5,338	$—	$5,338	$—
Comprehensive income attributable to common stockholders	$244,816	$194,789	$628,138	$1,068,104

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	$—	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared on common stock	—	—	—	—	(623,235)	—	(623,235)	—	(623,235)
Dividends declared on preferred stock	—	—	—	—	(5,338)	—	(5,338)	—	(5,338)
Capital contributions	—	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	—	(38,952)	(38,952)
Issuance of common stock	—	46,000,000	460	750,933	—	—	751,393	—	751,393
Issuance of preferred stock	423,444	—	—	—	—	—	423,444	—	423,444
Option exercise	—	348,613	3	(3)	—	—	—	—	—
Purchase of noncontrolling interests in the Buyer	—	—	—	—	—	—	—	—	—
Other dilution	—	—	—	—	—	—	—	—	—
Director share grants	—	67,738	1	1,054	—	—	1,055	—	1,055
Comprehensive income (loss)
Net income (loss)	—	—	—	—	343,573	—	343,573	31,979	375,552
Net unrealized gain (loss) on securities	—	—	—	—	—	469,183	469,183	—	469,183
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	(179,280)	(179,280)	—	(179,280)
Total comprehensive income (loss)							633,476	31,979	665,455
Equity - September 30, 2019	$423,444	415,520,780	$4,156	$5,498,226	$545,713	$706,926	$7,178,465	$83,652	$7,262,117

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	307,361,309	$3,074	$3,763,188	$559,476	$364,467	$4,690,205	$105,957	$4,796,162
Dividends declared on common stock	—	—	—	(508,176)	—	(508,176)	—	(508,176)
Capital contributions	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	(51,735)	(51,735)
Issuance of common stock	29,241,659	292	491,312	—	—	491,604	—	491,604
Option exercise	3,694,228	37	(37)	—	—	—	—	—
Other dilution	—	—	(63)	—	—	(63)	—	(63)
Purchase of Noncontrolling Interests	—	—	627	—	—	627	7,448	8,075
Director share grants	57,233	1	1,018	—	—	1,019	—	1,019
Comprehensive income (loss)
Net income (loss)	—	—	—	963,619	—	963,619	32,058	995,677
Net unrealized gain (loss) on securities	—	—	—	—	14,600	14,600	—	14,600
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	89,885	89,885	—	89,885
Total comprehensive income (loss)						1,068,104	32,058	1,100,162
Equity - September 30, 2018	340,354,429	$3,404	$4,256,045	$1,014,919	$468,952	$5,743,320	$93,728	$5,837,048

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$375,552	$995,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	1,421	55,711
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(4,087)	(5,624)
Change in fair value of investments in mortgage servicing rights financing receivables	133,200	(63,628)
Change in fair value of servicer advance investments	(15,932)	86,581
Change in fair value of residential mortgage loans, at fair value, and notes and bonds payable, at fair value	(85,303)	1,462
(Gain) / loss on settlement of investments (net)	(157,013)	(106,064)
(Gain) / loss on sale of originated mortgage loans (net)	(194,029)	(45,732)
Earnings from investments in consumer loans, equity method investees	890	(12,343)
Change in fair value of derivative instruments	1,988	(27,985)
Changes in fair value of contingent consideration	7,430	—
Unrealized (gain) / loss on other ABS	(9,010)	(12,001)
(Gain) / loss on transfer of loans to REO	(7,814)	(16,609)
(Gain) / loss on transfer of loans to other assets	378	1,648
(Gain) / loss on Excess MSR recapture agreements	(1,771)	(5,257)
(Gain) / loss on Ocwen common stock	(3,134)	(4,655)
Accretion and other amortization	(298,933)	(528,981)
Other-than-temporary impairment	21,942	23,190
Valuation and loss provision on loans and real estate owned	8,042	28,136
Non-cash portions of servicing revenue, net	619,914	(35,118)
Non-cash directors’ compensation	1,055	1,019
Deferred tax provision	18,080	(12,680)
Changes in:
Servicer advances receivable	366,426	441,351
Other assets	(516,107)	(168,862)
Due to affiliates	(41,920)	(14,826)
Accrued expenses and other liabilities	263,420	161,246
Other operating cash flows:
Interest received from excess mortgage servicing rights	19,180	33,521
Interest received from servicer advance investments	22,212	25,901
Interest received from Non-Agency RMBS	203,309	156,420
Interest received from PCD residential mortgage loans, held-for-investment	6,697	6,656
Interest received from PCD consumer loans, held-for-investment	23,789	27,681
Distributions of earnings from excess mortgage servicing rights, equity method investees	7,762	7,976
Distributions of earnings from consumer loan equity method investees	1,178	6,176
Purchases of residential mortgage loans, held-for-sale	(6,002,975)	(3,295,378)
Origination of residential mortgage loans, held-for-sale	(10,424,325)	(1,678,606)
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	13,046,546	3,752,066
Principal repayments from purchased residential mortgage loans, held-for-sale	295,584	146,170
Net cash provided by (used in) operating activities	(2,316,358)	(75,761)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Investing Activities
Acquisition of Shellpoint, net of cash required	—	(118,285)
Purchase of servicer advance investments	(1,255,306)	(1,790,635)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(1,365,333)	(971,079)
Purchase of Agency RMBS	(25,212,307)	(6,574,783)
Purchase of Non-Agency RMBS	(689,308)	(2,714,991)
Purchase of residential mortgage loans	—	(85,778)
Purchase of real estate owned and other assets	(44,539)	(26,807)
Purchase of investment in consumer loans, equity method investees	(63,969)	(292,616)
Draws on revolving consumer loans	(42,231)	(45,017)
Payments for settlement of derivatives	(283,037)	(59,113)
Return of investments in excess mortgage servicing rights	43,938	43,690
Return of investments in excess mortgage servicing rights, equity method investees	12,030	14,474
Return of investments in consumer loans, equity method investees	55,848	279,669
Principal repayments from servicer advance investments	1,402,187	1,845,411
Principal repayments from Agency RMBS	987,523	76,515
Principal repayments from Non-Agency RMBS	996,396	565,460
Principal repayments from residential mortgage loans	83,483	110,770
Proceeds from sale of residential mortgage loans	41,308	21,278
Principal repayments from consumer loans	203,607	237,129
Principal repayments from MSRs and MSR financing receivables	21,306	—
Proceeds from sale of mortgage servicing rights	1,047	—
Proceeds from sale of mortgage servicing rights financing receivables	15,575	—
Proceeds from sale of excess mortgage servicing rights	114	—
Proceeds from sale of Agency RMBS	17,998,736	4,121,325
Proceeds from sale of Non-Agency RMBS	1,664,017	81,325
Proceeds from settlement of derivatives	74,724	146,146
Proceeds from sale of real estate owned	103,258	111,459
Net cash provided by (used in) investing activities	(5,250,933)	(5,024,453)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Financing Activities
Repayments of repurchase agreements	(144,545,608)	(58,414,966)
Margin deposits under repurchase agreements and derivatives	(2,913,627)	(1,374,374)
Repayments of notes and bonds payable	(7,306,541)	(7,512,484)
Payment of deferred financing fees	(7,821)	(12,838)
Common stock dividends paid	(600,027)	(491,680)
Borrowings under repurchase agreements	152,101,817	63,696,426
Return of margin deposits under repurchase agreements and derivatives	2,589,160	1,263,220
Borrowings under notes and bonds payable	7,600,342	7,547,541
Issuance of preferred stock	423,444	—
Issuance of common stock	752,217	492,285
Costs related to issuance of common stock	(824)	(681)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(38,952)	(51,735)
Purchase of noncontrolling interests	—	(653)
Net cash provided by (used in) financing activities	8,053,580	5,140,061

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	486,289	39,847

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	415,078	446,050

Cash, Cash Equivalents, and Restricted Cash, End of Period	$901,367	$485,897

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$643,349	$405,672
Cash paid during the period for income taxes	1,208	3,176
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$213,098	$170,177
Purchase of Agency and Non-Agency RMBS, settled after quarter end	2,536,188	1,791,191
Sale of investments, primarily Agency RMBS, settled after quarter end	4,487,772	3,424,865
Transfer from residential mortgage loans to real estate owned and other assets	70,080	88,376
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	38,842	—
Non-cash distributions from LoanCo	21,314	25,739
MSR purchase price holdback	1,963	8,692
Shellpoint Acquisition purchase price holdback	—	10,173
Shellpoint Acquisition contingent consideration	—	42,770
Real estate securities retained from loan securitizations	454,310	762,056
Residential mortgage loans subject to repurchase	168,532	110,181
Ocwen transaction (Note 5) - excess mortgage servicing rights	—	638,567
Ocwen transaction (Note 5) - servicer advance investments	—	3,175,891
Ocwen transaction (Note 5) - mortgage servicing rights financing receivables, at fair value	—	1,017,993
See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
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

New Residential, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and NewRez LLC (“NewRez”), is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. NRM and NewRez perform servicing on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, Government Sponsored Enterprises or “GSEs”) and Government National Mortgage Association (“Ginnie Mae”), and on behalf of other servicers (subservicing).

NewRez originates, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured (Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”)) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by NRM and NewRez. NRM and NewRez are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals.

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

As of September 30, 2019, New Residential conducted its business through the following segments: (i) Servicing and Originations, (ii) Residential Securities and Loans, (iii) Consumer Loans and (iv) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of September 30, 2019. In addition, Fortress, through its affiliates, held options relating to approximately 10.5 million shares of New Residential’s common stock as of September 30, 2019.

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
September 30, 2019
(dollars in tables in thousands, except share data)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02 was effective for New Residential in the first quarter of 2019. An entity should apply ASU No. 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. The adoption of ASU No. 2016-02 did not have a material impact on the condensed consolidated financial statements (see Notes 2 and 14 for details).

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU No. 2016-13 is effective for New Residential in the first quarter of 2020. Early adoption is permitted beginning in 2019. An entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. New Residential is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements. New Residential plans to elect the fair value option on Residential mortgage loans, held-for-investment and Consumer loans, held-for-investment.

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
September 30, 2019
(dollars in tables in thousands, except share data)

Acquisition of Shellpoint Partners LLC

On November 29, 2017, NRM Acquisition LLC (the “Shellpoint Purchaser”), a Delaware limited liability company and a wholly owned subsidiary of New Residential, entered into a Securities Purchase Agreement (the “Shellpoint SPA”) to acquire Shellpoint Partners LLC, a Delaware limited liability company (“Shellpoint”).

On July 3, 2018, the Shellpoint Purchaser acquired 100% of the outstanding equity interests of Shellpoint for a cash purchase price of $212.3 million (the “Shellpoint Acquisition”). As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). The Shellpoint Earnout Payments are classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Shellpoint Acquisition. The contingent consideration is subsequently measured at fair value on a quarterly basis with changes in fair value recorded in other income.

Shellpoint is a vertically integrated mortgage platform with established origination and servicing capabilities and provides New Residential with in-house servicing, asset origination and recapture capabilities. The results of Shellpoint’s operations have been included in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2019 and represent $444.8 million and $97.2 million of revenue and net income, respectively.

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

(A)
The range of outcomes for this contingent consideration is from $0 to $60.0 million, dependent on the performance of Shellpoint. New Residential derived a fair value of the remaining contingent consideration payment in three years of $39.3 million. This amount excludes contingent payments to the long-term employee incentive plans that require continuing employment and are recognized as compensation expense within General and Administrative expenses in the post-acquisition consolidated financial statements separate from New Residential’s acquisition of assets and assumption of liabilities in the business combination. On September 5, 2019, New Residential paid $10.0 million as the first of three potential earnout payments. As of September 30, 2019, the contingent consideration had a fair value of $38.3 million.

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
September 30, 2019
(dollars in tables in thousands, except share data)

New Residential has performed an allocation of the total consideration of $425.5 million to Shellpoint’s assets and liabilities, as set forth below. The final amount and allocation of total consideration reflects certain measurement period adjustments identified during the fourth quarter of 2018, including the effect on earnings that would have been recorded during the third quarter of 2018 had the accounting been completed at the acquisition date. Such measurement period adjustments included 1) a decrease of $3.5 million in the amount of contingent consideration based upon finalization of the internal valuation 2) a decrease of $6.4 million to consideration transferred for the effective settlement of existing relationships 3) an increase of $14.1 million to the fair value of identifiable intangible assets based upon receipt of the final valuation report from a third-party valuation firm and 4) an increase of $0.3 million to other assets due to a decrease in the fair value discount on certain servicing advance receivables. These measurement period adjustments resulted in a corresponding decrease to goodwill in the amount of $24.3 million.

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

(B)
Includes intangible assets in the form of mortgage origination and servicing licenses, internally developed software and a tradename. New Residential determined that mortgage origination and servicing licenses have an indefinite useful life and will be evaluated for impairment given no legal, regulatory, contractual, competitive or economic factors that would limit the useful life. Internally developed software will be amortized over a finite useful life of five years and tradenames were fully amortized over six months, respectively, based on the expected software development timeline and New Residential’s determination of the time to change a tradename with limited value.

The goodwill of $24.6 million primarily includes the synergies and benefits expected to result from combining operations with Shellpoint and adding in-house servicing, asset origination and recapture capabilities. The full amount of goodwill for tax purposes of $24.6 million is expected to be deductible. New Residential will assess the goodwill annually on October 1 and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred. Based on New Residential’s assessment performed, there were no indicators of impairment as of September 30, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Certain transactions were recognized separately from New Residential’s acquisition of assets and assumption of liabilities in the business combination. These separately recognized transactions include 1) contingent payments to Shellpoint’s employees and 2) effective settlement of preexisting relationships discussed above.

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Originations Revenue, which is comprised of 1) servicing revenue, net and 2) gain on sale of originated mortgage loans, net, and Income Before Income Taxes for the three and nine months ended September 30, 2019 and 2018 prepared as if the Shellpoint Acquisition had been consummated on January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pro Forma
Servicing and Originations Revenue	$153,591	$221,087	$327,395	$733,901
Income Before Income Taxes	239,220	199,040	394,532	1,003,378

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

2.	OTHER INCOME, GENERAL AND ADMINISTRATIVE, OTHER ASSETS AND LIABILITIES

Gain (loss) on settlement of investments, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain (loss) on sale of real estate securities, net	$95,003	$(28,737)	$201,222	$(66,695)
Gain (loss) on sale of acquired residential mortgage loans, net	43,648	4,065	53,405	(1,358)
Gain (loss) on settlement of derivatives	(14,147)	19,459	(152,424)	76,092
Gain (loss) on liquidated residential mortgage loans	(198)	(1,113)	(3,320)	(2,267)
Gain (loss) on sale of REO	(3,169)	(4,971)	(9,445)	(12,114)
Gains on settlement of investments in excess MSRs and servicer advance investments	—	—	—	113,002
Gain (loss) on sale or securitization of originated mortgage loans(A)	21,611	—	62,399	—
Other gains (losses)	12,004	(596)	5,176	(596)
	$154,752	$(11,893)	$157,013	$106,064

(A)	Represents gains on securitizations of Non-QM residential mortgage loans originated by NewRez.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Other income (loss), net, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized gain (loss) on other ABS	$(5,054)	$7,197	$9,010	$12,001
Unrealized gain (loss) on notes and bonds payable	(2,647)	900	(5,248)	900
Unrealized gain (loss) on contingent consideration	(2,703)	—	(7,430)	—
Gain (loss) on transfer of loans to REO	1,230	6,119	7,814	16,609
Gain (loss) on transfer of loans to other assets	(101)	(1,528)	(378)	(1,648)
Gain (loss) on Excess MSR recapture agreements	529	987	1,771	5,257
Gain (loss) on Ocwen common stock	(1,103)	(145)	3,134	4,655
Other income (loss)	(25,370)	(19,390)	(25,124)	(27,359)
	$(35,219)	$(5,860)	$(16,451)	$10,415

General and Administrative Expenses is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation and benefits expense, servicing	$30,494	$22,498	$87,219	$22,498
Compensation and benefits expense, origination	44,270	32,822	112,977	32,822
Legal and professional expense	16,442	11,749	46,352	35,378
Loan origination expense	17,882	7,801	42,349	7,801
Occupancy expense	5,114	4,394	14,079	4,394
Other(A)	19,311	19,323	48,383	36,276
	$133,513	$98,587	$351,359	$139,169

(A)	Represents miscellaneous general and administrative expenses.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
Margin receivable, net(A)	$409,526	$145,857	MSR purchase price holdback	$102,556	$100,593
Servicing fee receivables	144,550	105,563	Accounts payable	89,372	75,591
Due from servicers	171,916	95,261	Derivative liabilities (Note 10)	1,842	29,389
Principal and interest receivable	98,067	76,015	Interest payable	80,892	49,352
Equity investments(B)	117,375	74,323	Due to servicers	144,156	95,419
Ditech deposit	70,000	—	Residential mortgage loan repurchase liability	168,532	121,602
Other receivables	103,933	23,723	Due to affiliates	59,551	101,471
Real Estate Owned	105,968	113,410	Contingent Consideration	52,761	40,842
Residential mortgage loans subject to repurchase	168,532	121,602	Excess spread financing, at fair value	30,377	39,304
Consumer loans, equity method investees (Note 9)	23,033	38,294	Operating lease liability	24,532	—
Goodwill(C)	41,986	24,645	Reserve for sales recourse	9,173	5,880
Receivable from government agency(D)	20,505	20,795	Other liabilities	56,547	54,140
Intangible assets	19,346	18,708		$820,291	$713,583
Prepaid expenses	33,120	29,165
Operating lease right-of-use asset	18,773	—
Derivative assets (Note 10)	36,712	10,893
Ocwen common stock, at fair value	10,912	7,778
Other assets	130,265	55,682
	$1,724,519	$961,714

(A)	Represents collateral posted primarily as a result of changes in fair value of our 1) real estate securities securing our repurchase agreements and 2) derivative instruments.

(B)
Represents equity investments in funds that invest in 1) a commercial redevelopment project and 2) operating companies in the single family housing industry. The indirect investments are accounted for at fair value based on the net asset value (“NAV”) of New Residential’s investment and as an equity method investment, respectively.

(C)
Includes goodwill derived from the Shellpoint Acquisition (see Note 1 for details) and the Company’s acquisition of Guardian Asset Management, a leading national provider of field services and property management to government agencies, financial institutions and asset management firms.

(D)
Represents claims receivable from the FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

As reflected on the Condensed Consolidated Statements of Cash Flows, accretion and other amortization is comprised of the following:

	Nine Months Ended September 30,
	2019	2018
Accretion of net discount on securities and loans(A)	$266,467	$296,961
Accretion of servicer advances receivable discount and servicer advance investments	18,290	207,428
Accretion of excess mortgage servicing rights income	18,203	32,371
Amortization of deferred financing costs	(2,984)	(6,180)
Amortization of discount on notes and bonds payable	(1,043)	(1,599)
	$298,933	$528,981

(A)	Includes accretion of the accretable yield on PCD loans.

3.	SEGMENT REPORTING

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2019
Interest income	$135,892	$184,933	$86,971	$40,331	$—	$448,127
Interest expense	69,679	123,023	45,707	7,493	—	245,902
Net interest income (expense)	66,213	61,910	41,264	32,838	—	202,225
Impairment	—	5,567	(16,553)	5,863	—	(5,123)
Servicing revenue, net	53,050	—	—	—	—	53,050
Gain on sale of originated mortgage loans, net	100,541	—	—	—	—	100,541
Other income (loss)	(38,547)	116,081	55,152	(2,651)	(1,189)	128,846
Operating expenses	168,100	1,839	14,006	3,965	62,655	250,565
Income (Loss) Before Income Taxes	13,157	170,585	98,963	20,359	(63,844)	239,220
Income tax expense (benefit)	10,749	—	(15,546)	(643)	—	(5,440)
Net Income (Loss)	$2,408	$170,585	$114,509	$21,002	$(63,844)	$244,660
Noncontrolling interests in income (loss) of consolidated subsidiaries	$4,141	$—	$—	$10,597	$—	$14,738
Dividends on Preferred Stock	$—	$—	$—	$—	$5,338	$5,338
Net income (loss) attributable to common stockholders	$(1,733)	$170,585	$114,509	$10,405	$(69,182)	$224,584

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2019
Interest income	$396,662	$557,895	$219,909	$128,575	$—	$1,303,041
Interest expense	203,940	330,992	126,288	25,518	—	686,738
Net interest income (expense)	192,722	226,903	93,621	103,057	—	616,303
Impairment	—	21,942	(16,557)	24,599	—	29,984
Servicing revenue, net	133,366	—	—	—	—	133,366
Gain on sale of originated mortgage loans, net	194,029	—	—	—	—	194,029
Other income (loss)	(92,878)	31,677	180,643	(10,324)	4,515	113,633
Operating expenses	457,276	4,124	31,289	18,396	121,730	632,815
Income (Loss) Before Income Taxes	(30,037)	232,514	259,532	49,738	(117,215)	394,532
Income tax expense (benefit)	8,474	—	11,048	(542)	—	18,980
Net Income (Loss)	$(38,511)	$232,514	$248,484	$50,280	$(117,215)	$375,552
Noncontrolling interests in income (loss) of consolidated subsidiaries	$8,873	$—	$—	$23,106	$—	$31,979
Dividends on Preferred Stock	$—	$—	$—	$—	$5,338	$5,338
Net income (loss) attributable to common stockholders	$(47,384)	$232,514	$248,484	$27,174	$(122,553)	$338,235

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
September 30, 2019
Investments	$6,374,099	$16,853,910	$7,444,405	$904,216	$—	$31,576,630
Cash and cash equivalents	197,607	43,604	7,281	12,091	477,636	738,219
Restricted cash	129,504	—	—	33,644	—	163,148
Other assets	3,378,631	4,939,205	247,431	34,384	228,291	8,827,942
Goodwill	41,986	—	—	—	—	41,986
Total assets	$10,121,827	$21,836,719	$7,699,117	$984,335	$705,927	$41,347,925
Debt	$6,192,811	$17,196,772	$6,248,142	$878,506	$—	$30,516,231
Other liabilities	600,622	2,608,316	68,838	14,897	276,904	3,569,577
Total liabilities	6,793,433	19,805,088	6,316,980	893,403	276,904	34,085,808
Total equity	3,328,394	2,031,631	1,382,137	90,932	429,023	7,262,117
Noncontrolling interests in equity of consolidated subsidiaries	61,132	—	—	22,520	—	83,652
Total New Residential stockholders’ equity	$3,267,262	$2,031,631	$1,382,137	$68,412	$429,023	$7,178,465
Investments in equity method investees	$249,134	$—	$—	$23,033	$—	$272,167

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2018
Interest income	$187,584	$138,197	$48,782	$50,961	$—	$425,524
Interest expense	61,706	67,117	23,662	10,321	—	162,806
Net interest income (expense)	125,878	71,080	25,120	40,640	—	262,718
Impairment	—	3,889	(4,436)	9,907	—	9,360
Servicing revenue, net	175,355	—	—	—	—	175,355
Gain on sale of originated mortgage loans, net	45,732	—	—	—	—	45,732
Other income (loss)	(92,243)	17,994	(12,729)	3,795	(115)	(83,298)
Operating expenses	132,542	63	6,436	8,467	44,599	192,107
Income (Loss) Before Income Taxes	122,180	85,122	10,391	26,061	(44,714)	199,040
Income tax expense (benefit)	495	—	3,100	(32)	—	3,563
Net Income (Loss)	$121,685	$85,122	$7,291	$26,093	$(44,714)	$195,477
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,086	$—	$—	$9,783	$—	$10,869
Net income (loss) attributable to common stockholders	$120,599	$85,122	$7,291	$16,310	$(44,714)	$184,608

		Residential Securities and Loans
	Servicing and Originations	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2018
Interest income	$574,379	$354,922	$123,464	$158,631	$1,506	$1,212,902
Interest expense	172,471	157,195	58,587	32,856	—	421,109
Net interest income (expense)	401,908	197,727	64,877	125,775	1,506	791,793
Impairment	—	23,190	(8,683)	36,819	—	51,326
Servicing revenue, net	538,784	—	—	—	—	538,784
Gain on sale of originated mortgage loans, net	45,732	—	—	—	—	45,732
Other income (loss)	48,128	45,346	(27,219)	13,363	4,796	84,414
Operating expenses	235,417	1,003	25,658	26,743	130,856	419,677
Income (Loss) Before Income Taxes	799,135	218,880	20,683	75,576	(124,554)	989,720
Income tax expense (benefit)	(6,458)	—	289	212	—	(5,957)
Net Income (Loss)	$805,593	$218,880	$20,394	$75,364	$(124,554)	$995,677
Noncontrolling interests in income (loss) of consolidated subsidiaries	$3,525	$—	$—	$28,533	$—	$32,058
Net income (loss) attributable to common stockholders	$802,068	$218,880	$20,394	$46,831	$(124,554)	$963,619

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Nationstar	SLS(A)	Total
Balance as of December 31, 2018	$445,328	$2,532	$447,860
Purchases	—	—	—
Interest income	18,159	44	18,203
Other income	2,092	—	2,092
Proceeds from repayments	(63,794)	(295)	(64,089)
Proceeds from sales	(4,581)	—	(4,581)
Change in fair value	(1,258)	(163)	(1,421)
Balance as of September 30, 2019	$395,946	$2,118	$398,064

(A)	Specialized Loan Servicing LLC (“SLS”).

Nationstar or SLS, as applicable, as servicer, performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	September 30, 2019							December 31, 2018
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Nationstar
Agency	$45,900,654	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.4	$183,064	$221,560	$257,387
Non-Agency(E)	$47,124,536	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	6.5	$129,647	$176,504	$190,473
Total	$93,025,190				5.9	$312,711	$398,064	$447,860

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools or recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
Serviced by Nationstar and SLS, New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of September 30, 2019 (Note 6) on $33.4 billion UPB underlying these Excess MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Changes in fair value recorded in other income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Original and Recaptured Pools	$2,407	$(4,744)	$(1,421)	$(55,711)

As of September 30, 2019, a weighted average discount rate of 7.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	September 30, 2019	December 31, 2018
Excess MSR assets	$236,786	$269,203
Other assets	28,418	27,411
Other liabilities	(687)	(687)
Equity	$264,517	$295,927
New Residential’s investment	$132,259	$147,964

New Residential’s ownership	50.0%	50.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$7,990	$8,935	$12,251	$21,026
Other income (loss)	1,528	(2,143)	(4,029)	(9,778)
Expenses	(16)	—	(48)	—
Net income (loss)	$9,502	$6,792	$8,174	$11,248

New Residential’s investments in equity method investees changed during the nine months ended September 30, 2019 as follows:

Balance at December 31, 2018	$147,964
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(7,762)
Distributions of capital from equity method investees	(12,030)
Change in fair value of investments in equity method investees	4,087
Balance at September 30, 2019	$132,259

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	September 30, 2019
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency	$35,632,429	66.7%	50.0%	$171,553	$236,786	5.3

(A)	The remaining interests are held by Nationstar.

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

See Note 11 regarding the financing of Excess MSRs.

5.    INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Condensed Consolidated Statements of Income. As of September 30, 2019, these subservicers include PHH Mortgage Corporation (“PHH”), Nationstar, LoanCare, LLC (“LoanCare”), AmeriHome Mortgage Company, LLC (“AmeriHome”), and Flagstar Bank, FSB (“Flagstar”), which subservice 26.9%, 23.1%, 19.2%, 1.8%, and 0.8% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 28.2% of the underlying UPB of the related mortgages is subserviced by a subsidiary of New Residential, Shellpoint Mortgage Servicing (Note 1).

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by PHH, LoanCare, Flagstar, and Nationstar. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH, Loancare, Flagstar or Nationstar of a loan in the original portfolios.

In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs; however, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in mortgage servicing rights financing receivables (“MSR Financing Receivables”). Income from these investments (net of subservicing fees) are recorded as interest income, and New Residential has elected to measure the investments at fair value, with changes in fair value flowing through change in fair value of investments in MSR financing receivables in the Condensed Consolidated Statements of Income.

New Residential records its investments in MSRs and MSR Financing Receivables at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

The following table presents activity related to the carrying value of New Residential’s investments in MSRs and MSR Financing Receivables:

	MSRs	MSR Financing Receivables	Total
Balance as of December 31, 2018	$2,884,100	$1,644,504	$4,528,604
Purchases, net(A)	632,144	735,152	1,367,296
Transfers(B)	367,121	(367,121)	—
Other transfers(C)	(410)	—	(410)
Originations(D)	190,666	—	190,666
Prepayments(E)	(11,210)	(52,499)	(63,709)
Proceeds from sales	(1,047)	(15,575)	(16,622)
Amortization of servicing rights(F)	(351,867)	(131,417)	(483,284)
Change in valuation inputs and assumptions(G)	(279,758)	1,437	(278,321)
(Gain)/loss on sales	2,229	(3,220)	(991)
Balance as of September 30, 2019	$3,431,968	$1,811,261	$5,243,229

(A)	Net of purchase price adjustments.

(B)
Represents MSRs previously accounted for as MSR Financing Receivables. As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes, the purchase agreement was not treated as a sale under GAAP through June 30, 2019.

(C)	Represents Ginnie Mae MSRs repurchased.

(D)	Represents MSRs retained on the sale of originated mortgage loans.

(E)	Represents purchase price fully reimbursable from sellers as a result of prepayment protection.

(F)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(G)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Servicing fee revenue	$222,966	$158,458	$602,241	$408,967
Ancillary and other fees	58,489	43,638	151,039	94,699
Servicing fee revenue and fees	281,455	202,096	753,280	503,666
Amortization of servicing rights	(168,776)	(70,933)	(346,772)	(191,499)
Change in valuation inputs and assumptions(A) (B)	(61,858)	44,192	(275,371)	226,617
(Gain)/loss on sales	2,229	—	2,229	—
Servicing revenue, net	$53,050	$175,355	$133,366	$538,784

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model.

(B)	Includes $3.6 million and $4.4 million of fair value adjustment to Excess spread financing for the three and nine months ended September 30, 2019, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Interest income from investments in MSR Receivables was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Servicing fee revenue	$128,936	$181,495	$385,306	$575,909
Ancillary and other fees	21,417	39,257	82,695	109,852
Less: subservicing expense	(40,410)	(61,454)	(145,649)	(192,275)
Interest income, investments in mortgage servicing rights financing receivables	$109,943	$159,298	$322,352	$493,486

Change in fair value of investments in MSR Financing Receivables was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of servicing rights	$(48,340)	$(49,016)	$(131,417)	$(154,559)
Change in valuation inputs and assumptions(A)	9,349	(39,329)	1,437	218,187
(Gain)/loss on sales(B)	(2,419)	—	(3,220)	—
Change in fair value of investments in mortgage servicing rights financing receivables	$(41,410)	$(88,345)	$(133,200)	$63,628

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model.

(B)	Represents the realization of unrealized gain/(loss) as a result of sales.

The following is a summary of New Residential’s investments in MSRs as of September 30, 2019:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
MSRs:
Agency	$288,673,487	4.9	$2,968,392	$3,038,721
Non-Agency	2,350,471	5.6	12,294	20,321
Ginnie Mae(C)	28,903,327	4.0	383,454	372,926
MSR Financing Receivables:
Agency	61,162,569	4.3	659,950	597,990
Non-Agency	79,360,666	7.7	840,279	1,213,271
Total	$460,450,520	5.2	$4,864,369	$5,243,229

(A)	Weighted Average Life represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Carrying Value represents fair value. As of September 30, 2019, a weighted average discount rate of 7.5% and 8.8% was used to value New Residential’s investments in MSRs and MSR Financing Receivables, respectively.

(C)
NewRez, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and NewRez retains the right to service the underlying residential mortgage loans. As the servicer, NewRez holds an option to repurchase delinquent loans from the securitization at its discretion. As of September 30, 2019, New Residential holds approximately $168.5 million in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its condensed consolidated balance sheets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Ocwen MSR Financing Receivable Transactions

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

As of September 30, 2019, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements. As a result of the length of the initial term of the related subservicing agreement between NRM and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP.

As a part of the ongoing integration efforts related to the Ocwen and PHH merger completed on October 4, 2018, Ocwen now conducts its mortgage servicing business under the PHH tradename.

Nationstar MSR Financing Receivable Transaction

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

United Shore MSR Financing Receivable Transactions

On April 2, 2019 and May 21, 2019, NRM entered into agreements with United Shore to purchase the MSRs, and related servicer advance receivables, with respect to $8.2 billion and $23.7 billion in total UPB of seasoned Agency residential mortgage loans, respectively. The residential mortgage loans underlying the MSRs acquired by NRM will be subserviced by NewRez, Nationstar and LoanCare pursuant to existing subservicing agreements with NRM. As a result of the length of term of prepayment protection provided to NRM, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that the transferor retained more than minor protection provisions, and that the purchase agreement would not be treated as a sale under GAAP.

Quicken MSR Financing Receivable Transaction

On August 6, 2019, NRM entered into an agreement with Quicken to purchase the MSRs, and related servicer advance receivables, with respect to $29.1 billion in total UPB of seasoned Agency residential mortgage loans. The residential mortgage loans underlying the MSRs acquired by NRM are subserviced by LoanCare pursuant to an existing subservicing agreement with NRM. As a result of the length of term of prepayment protection provided to NRM, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that the transferor retained more than minor protection provisions, and that the purchase agreement would not be treated as a sale under GAAP.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2019	December 31, 2018
California	23.0%	21.7%
Florida	6.8%	6.9%
New York	6.8%	7.8%
Texas	5.2%	5.3%
New Jersey	5.0%	5.0%
Illinois	3.6%	3.7%
Washington	3.5%	2.3%
Massachusetts	3.3%	3.5%
Maryland	3.1%	3.4%
Georgia	3.0%	3.0%
Other U.S.	36.7%	37.4%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Mortgage Subservicing

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s condensed consolidated balance sheets. The UPB of residential mortgage loans subserviced for others as of September 30, 2019 was $54.7 billion and subservicing revenue of $99.7 million for the nine months ended September 30, 2019 is included within servicing revenue, net in the Condensed Consolidated Statements of Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

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

The following types of advances are included in the Servicer Advances Receivable:

	September 30, 2019	December 31, 2018
Principal and interest advances	$723,155	$793,790
Escrow advances (taxes and insurance advances)	1,945,271	2,186,831
Foreclosure advances	173,032	199,203
Total(A) (B) (C)	$2,841,458	$3,179,824

(A)	Includes $243.0 million and $231.2 million of servicer advances receivable related to Agency MSRs, respectively, recoverable from the Agencies.

(B)
Includes $62.7 million and $41.6 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from Ginnie Mae. Reserves for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.

(C)	Net of $70.3 million and $98.0 million, respectively, in accrual for advance recoveries.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of September 30, 2019 and December 31, 2018, expected full recovery of the Servicer Advance Receivables.

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

A taxable wholly-owned subsidiary of New Residential is the managing member of the Buyer and owned an approximately 73.2% interest in the Buyer as of September 30, 2019. As of September 30, 2019, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2019, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $325.0 million and $297.6 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

See Note 5 regarding the New Ocwen Agreements. Subsequent to the New Ocwen Agreements, the Servicer Advance Investments serviced by Ocwen are accounted for as Servicer Advances Receivable, as described in Note 5.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2019
Servicer Advance Investments	$570,570	$600,547	5.1%	5.7%	6.3
As of December 31, 2018
Servicer Advance Investments	$721,801	$735,846	5.9%	5.8%	5.7

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Change in Fair Value of Servicer Advance Investments	$6,641	$(5,353)	$15,932	$(86,581)

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
September 30, 2019
Servicer Advance Investments(D)	$33,406,320	$492,480	1.5%	$449,731	87.3%	86.1%	3.8%	3.1%
December 31, 2018
Servicer Advance Investments(D)	$40,096,998	$620,050	1.5%	$574,117	88.3%	87.2%	3.7%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(D)	The following types of advances are included in the Servicer Advance Investments:

	September 30, 2019	December 31, 2018
Principal and interest advances	$82,999	$108,317
Escrow advances (taxes and insurance advances)	185,774	238,349
Foreclosure advances	223,707	273,384
Total	$492,480	$620,050

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income, gross of amounts attributable to servicer compensation	$14,212	$21,183	$43,220	$63,731
Amounts attributable to base servicer compensation	(1,606)	(2,347)	(4,578)	(6,354)
Amounts attributable to incentive servicer compensation	(7,273)	(7,095)	(20,780)	(14,255)
Interest income from Servicer Advance Investments	$5,333	$11,741	$17,862	$43,122

New Residential has determined that the Buyer is a VIE. The following table presents information on the assets and liabilities related to this consolidated VIE.

	As of
	September 30, 2019	December 31, 2018
Assets
Servicer advance investments, at fair value	$580,829	$713,239
Cash and cash equivalents	36,457	29,833
All other assets	8,662	10,223
Total assets(A)	$625,948	$753,295
Liabilities
Notes and bonds payable	$435,935	$556,340
All other liabilities	2,021	2,442
Total liabilities(A)	$437,956	$558,782

(A)	The creditors of the Buyer do not have recourse to the general credit of New Residential and the assets of the Buyer are not directly available to satisfy New Residential’s obligations.

Others’ interests in the equity of the Buyer is computed as follows:

	September 30, 2019	December 31, 2018
Total Advance Purchaser LLC equity	$187,992	$194,513
Others’ ownership interest	26.8%	26.8%
Others’ interest in equity of consolidated subsidiary	$50,319	$52,066

Others’ interests in the Buyer’s net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Advance Purchaser LLC income	$6,288	$(299)	$16,678	$8,667
Others’ ownership interest as a percent of total	26.8%	27.1%	26.8%	27.2%
Others’ interest in net income of consolidated subsidiaries	$1,684	$(81)	$4,466	$2,358

See Note 11 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
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

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	(in millions)		(in millions)
	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$12,306.4	$3,324.9	$25,123.5	$7,899.1
Purchase Price	12,610.9	247.0	25,700.0	1,164.9

Sales
Face	$6,073.4	$1,325.2	$17,898.5	$2,162.7
Amortized Cost	6,233.5	832.4	18,339.1	1,571.0
Sale Price	6,252.8	910.9	18,451.4	1,662.9
Gain (Loss) on Sale	19.3	78.5	112.3	91.9

As of September 30, 2019, New Residential had sold and purchased $4.3 billion and $2.5 billion face amount of Agency RMBS for $4.4 billion and $2.5 billion, respectively, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

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

	September 30, 2019											December 31, 2018
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$8,797,199	$8,950,763	$56,939	$(9,636)	$8,998,066	39	AAA	3.66%	3.06%	4.6	N/A	$2,665,618
Non-Agency RMBS(H) (I)	21,845,814	7,175,703	711,078	(30,937)	7,855,844	950	B+	3.03%	4.84%	6.3	10.6%	8,970,963
Total/ Weighted Average	$30,643,013	$16,126,466	$768,017	$(40,573)	$16,853,910	989	BBB+	3.35%	3.85%	5.3		$11,636,581

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 312 bonds with a carrying value of $1,064.1 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $225.2 million and $3.5 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $8.8 billion for fixed rate securities and $0.0 billion for floating rate securities as of September 30, 2019.

(H)
The total outstanding face amount was $10.2 billion (including $7.9 billion of residual and fair value option notional amount) for fixed rate securities and $11.7 billion (including $4.9 billion of residual and fair value option notional amount) for floating rate securities as of September 30, 2019.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by consumer loans, and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$85,000	$85,000	$—	$(7,013)	$77,987	1	B-	8.25%	8.25%	5.5	N/A
Consumer loan bonds	30,945	29,990	566	(5,073)	25,483	6	N/A	N/A	8.09%	1.5	N/A
Fair Value Option Securities:
Interest-only securities	9,574,284	290,481	33,963	(13,890)	310,554	111	AA	1.44%	7.43%	3.2	N/A
Servicing Strips	2,568,427	32,216	4,306	(3,178)	33,344	37	N/A	0.39%	5.88%	5.3	N/A

Unrealized losses that are considered other-than-temporary and are attributable to credit losses are recognized currently in earnings. During the nine months ended September 30, 2019, New Residential recorded OTTI charges of $21.9 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of September 30, 2019.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$7,069,880	$2,162,118	$(3,768)	$2,158,350	$(20,406)	$2,137,944	77	BBB	4.27%	4.24%	6.4
12 or More Months	1,297,245	190,556	(1,799)	188,757	(20,167)	168,590	63	BB	4.58%	5.74%	5.1
Total/Weighted Average	$8,367,125	$2,352,674	$(5,567)	$2,347,107	$(40,573)	$2,306,534	140	BB+	4.29%	4.36%	6.3

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of September 30, 2019.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 43 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 24 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2019
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	159,172	165,780	(5,567)	(6,608)
Non-credit impaired securities	2,147,362	2,181,327	—	(33,965)
Total debt securities in an unrealized loss position	$2,306,534	$2,347,107	$(5,567)	$(40,573)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of September 30, 2019.

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

The following table summarizes the activity related to credit losses on debt securities:

Nine Months Ended September 30, 2019
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$52,803
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	20,034
Additions for credit losses on securities for which an OTTI was not previously recognized	1,908
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold/paid off during the period	(18,431)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$56,314

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	September 30, 2019		December 31, 2018
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$8,348,465	38.4%	$7,318,616	37.7%
Southeastern U.S.	5,232,919	24.1%	4,613,314	23.8%
Northeastern U.S.	4,615,081	21.2%	3,829,725	19.7%
Midwestern U.S.	2,134,577	9.8%	2,063,263	10.6%
Southwestern U.S.	1,378,512	6.4%	1,321,853	6.8%
Other(B)	20,315	0.1%	250,833	1.4%
	$21,729,869	100.0%	$19,397,604	100.0%

(A)
Excludes $30.9 million and $56.8 million face amount of bonds backed by consumer loans and $85.0 million and $85.0 million face amount of bonds backed by corporate debt as of September 30, 2019 and December 31, 2018, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the nine months ended September 30, 2019, excluding residual and fair value option securities, the face amount of these real estate securities was $496.2 million, with total expected cash flows of $481.0 million and a fair value of $290.5 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
September 30, 2019	$5,317,777	$3,641,142
December 31, 2018	6,385,306	4,217,242

The following is a summary of the changes in accretable yield for these securities:

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$2,245,983
Additions	190,482
Accretion	(191,559)
Reclassifications from (to) non-accretable difference	(430,080)
Disposals	(266,552)
Balance at September 30, 2019	$1,548,274

See Note 11 regarding the financing of real estate securities.

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. As a result of the Shellpoint Acquisition, New Residential, through its wholly owned subsidiary, NewRez, originates

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
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

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Investment, at fair value

•	Loans Held-for-Sale, at lower of cost or fair value

•	Loans Held-for-Sale, at fair value

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	September 30, 2019									December 31, 2018
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Performing Loans(G) (J)	$557,762	$524,387	7,695	7.8%	4.6	20.2%	72.3%	10.2%	647	$591,264
Purchased Credit Deteriorated Loans(H)	124,238	89,270	1,106	7.9%	3.2	19.3%	88.1%	60.7%	590	144,065
Total Residential Mortgage Loans, held-for-investment	$682,000	$613,657	8,801	7.8%	4.4	20.1%	75.2%	19.4%	636	$735,329

Reverse Mortgage Loans(E) (F)	$13,032	$6,450	32	7.8%	5.3	10.1%	151.6%	65.1%	N/A	$6,557
Performing Loans(G) (I)	709,867	726,935	10,798	4.3%	4.0	62.4%	54.3%	5.9%	688	413,883
Non-Performing Loans(H) (I)	726,570	616,612	5,562	5.1%	3.3	12.0%	80.7%	68.7%	594	512,040
Total Residential Mortgage Loans, held-for-sale	$1,449,469	$1,349,997	16,392	4.8%	3.6	36.7%	68.4%	37.9%	641	$932,480

Acquired Loans	$4,024,252	$3,916,826	26,236	4.2%	7.4	2.0%	71.1%	15.3%	622	$2,153,269
Originated Loans	1,248,711	1,289,425	4,465	4.0%	28.6	4.0%	77.6%	29.2%	672	655,260
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$5,272,963	$5,206,251	30,701	4.1%	12.5	2.5%	72.7%	18.6%	634	$2,808,529

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Nationstar holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 51% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of September 30, 2019, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $37.8 million and $27.7 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)
Includes $112.1 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option. Interest earned on loans measured at fair value are reported in other income.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis. Interest earned on loans measured at fair value are reported in other income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2019	December 31, 2018
California	17.7%	16.7%
Florida	9.0%	8.8%
New York	9.9%	11.7%
New Jersey	4.8%	4.7%
Texas	4.6%	5.3%
Georgia	4.3%	2.7%
Illinois	3.9%	4.0%
Maryland	3.7%	3.1%
Massachusetts	3.3%	3.1%
Pennsylvania	3.3%	3.6%
Other U.S.	35.5%	36.3%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans and related assets.

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the nine months ended September 30, 2019, New Residential executed calls on a total of 97 trusts and recognized $45.3 million of interest income on securities held in the collapsed trusts and $54.2 million of gain on securitizations accounted for as sales.

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2019
Days Past Due	Delinquency Status(A)
Current	84.1%
30-59	8.2%
60-89	2.7%
90-119(B)	0.7%
120+(C)	4.3%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$591,253
Purchases/additional fundings	—
Proceeds from repayments	(73,397)
Accretion of loan discount (premium) and other amortization(A)	9,998
Provision for loan losses	(800)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(4,739)
Transfers of loans to held for sale	(168)
Fair value adjustment	2,240
Balance at September 30, 2019	$524,387

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

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

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$—
Provision for loan losses(A)	800
Charge-offs(B)	(800)
Balance at September 30, 2019	$—

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2018	$144,065
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(13,935)
Accretion of loan discount and other amortization	12,961
(Allowance) reversal for loan losses(A)	(2,332)
Transfer of loans to real estate owned	(12,815)
Transfer of loans to held-for-sale	(38,674)
Balance at September 30, 2019	$89,270

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2018	$68,632
Additions	—
Accretion	(12,961)
Reclassifications from (to) non-accretable difference(A)	8,188
Disposals(B)	(10,965)
Transfer of loans to held-for-sale(C)	(8,406)
Balance at September 30, 2019	$44,488

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Loans Held-for-Sale, at Lower of Cost or Fair Value

Activities related to the carrying value of loans held-for-sale, at lower of cost or fair value were as follows:

Balance at December 31, 2018	$932,480
Purchases(A)	842,752
Transfer of loans from held-for-investment(B)	38,842
Sales	(307,004)
Transfer of loans to other assets(C)	(8,564)
Transfer of loans to real estate owned	(35,326)
Proceeds from repayments	(133,279)
Valuation (provision) reversal on loans(D)	20,096
Balance at September 30, 2019	$1,349,997

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $4.8 million of provision related to the call transactions executed during the nine months ended September 30, 2019.

Loans Held-for-Sale, at Fair Value

Activities related to the carrying value of originated loans held-for-sale, at fair value were as follows:

Balance at December 31, 2018	$655,260
Originations	10,427,690
Sales	(9,784,536)
Proceeds from repayments	(24,035)
Transfer of loans to other assets	(412)
Change in fair value	15,458
Balance at September 30, 2019	$1,289,425

Activities related to the carrying value of acquired loans held-for-sale, at fair value were as follows:

Balance at December 31, 2018	$2,153,269
Purchases(A)	5,170,388
Sales	(3,338,140)
Proceeds from repayments	(141,109)
Transfer of loans to real estate owned	(435)
Accretion of loan discount and other amortization	—
Change in fair value	72,853
Balance at September 30, 2019	$3,916,826

(A)	Includes an acquisition date fair value adjustment increase of $10.2 million on loans acquired through call transactions executed during the nine months ended September 30, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income:
Acquired Residential Mortgage Loans, held-for-investment	$14,532	$19,466	$47,167	$58,689
Acquired Residential Mortgage Loans, held-for-sale	15,966	7,433	43,423	30,001
Acquired Residential Mortgage Loans, held-for-sale, at fair value	43,288	15,453	96,393	28,344
Originated Residential Mortgage Loans, held-for-sale, at fair value	13,185	6,430	32,926	6,430
Total Interest Income on Residential Mortgage Loans	86,971	48,782	219,909	123,464

Interest Expense:
Acquired Residential Mortgage Loans, held-for-investment	3,953	6,537	15,717	17,447
Acquired Residential Mortgage Loans, held-for-sale	9,357	8,306	26,873	26,264
Acquired Residential Mortgage Loans, held-for-sale, at fair value	30,053	7,531	77,247	13,588
Originated Residential Mortgage Loans, held-for-sale,at fair value	2,344	1,288	6,451	1,288
Total Interest Expense on Residential Mortgage Loans	45,707	23,662	126,288	58,587

Total Net Interest Income on Residential Mortgage Loans	$41,264	$25,120	$93,621	$64,877

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

Gain on sale of originated mortgage loans, net is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain on loans originated and sold(A)	$24,312	$24,684	$36,413	$24,684
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(32,138)	(2,757)	(61,879)	(2,757)
MSRs retained on transfer of loans(C)	96,317	17,282	190,666	17,282
Other(D)	12,050	6,523	28,829	6,523
Gain on sale of originated mortgage loans, net	$100,541	$45,732	$194,029	$45,732

(A)	Includes loan origination fees and direct loan origination costs. Other indirect costs related to loan origination are included within general and administrative expenses.

(B)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(C)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

(D)	Includes fees for services associated with the loan origination process.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2018	$113,410
Purchases	44,539
Transfer of loans to real estate owned	61,129
Sales	(112,703)
Valuation (provision) reversal on REO	(407)
Balance at September 30, 2019	$105,968

As of September 30, 2019, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $393.0 million.

In addition, New Residential has recognized $20.4 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

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

Three Months Ended September 30,
2019
Assets
Residential mortgage loans	$430,461
Other assets	—
Total assets(A)	$430,461
Liabilities
Notes and bonds payable	$364,380
Accounts payable and accrued expenses	3,562
Total liabilities(A)	$367,942

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

The following table presents information on the assets and liabilities of the Shelter JVs.

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$21,604	$17,346
Property and equipment, net	128	137
Intangible assets, net	58	70
Prepaid expenses and other assets	4,903	411
Total assets	$26,693	$17,964

Liabilities
Accounts payable and accrued expenses	$3,065	$1,315
Reserve for sales recourse	1,192	967
Total liabilities	$4,257	$2,282

Noncontrolling Interests
Noncontrolling interests in the equity of the Shelter JVs is computed as follows:

	September 30, 2019	December 31, 2018
Total consolidated equity of JVs	$22,436	$15,682
Noncontrolling ownership interest	48.2%	51.0%
Noncontrolling equity interest in consolidated JVs	$10,813	$7,998

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total consolidated net income of JVs	$5,098	$2,306	$9,144	$2,306
Noncontrolling ownership interest in net income	48.2%	50.6%	48.2%	50.6%
Noncontrolling interest in net income of consolidated JVs	$2,457	$1,167	$4,407	$1,167

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Additionally, New Residential and NewRez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the RPL Borrowers and SAFT 2013-1 securitization entity as a result of their ability to direct activities that most significantly impact the economic performance of the entities and their ownership of significant variable interests in the RPL Borrowers and SAFT 2013-1 securitization, respectively. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of September 30, 2019:

Residential mortgage loan UPB	$11,183,024
Weighted average delinquency(A)	1.97%
Net credit losses for the nine months ended September 30, 2019	$5,738
Face amount of debt held by third parties(B)	$10,074,690

Carrying value of bonds retained by New Residential(C) (D)	$1,258,292
Cash flows received by New Residential on these bonds for the nine months ended September 30, 2019	$161,794

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

(C)	Includes bonds retained pursuant to required risk retention regulations.

(D)
Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 12 for details on unobservable inputs.

9.	INVESTMENTS IN CONSUMER LOANS

New Residential, through newly formed limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of September 30, 2019, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

On June 4, 2019, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $938.7 million. The proceeds in excess of the refinanced debt of $13.4 million were distributed to the respective co-investors of which New Residential received approximately $7.8 million.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2019
Consumer Loan Companies
Performing Loans	$684,064	53.5%	$722,826	18.9%	4.0	4.5%
Purchased Credit Deteriorated Loans(C)	182,171	53.5%	147,059	15.6%	3.5	10.0%
Other - Performing Loans	12,196	100.0%	11,298	14.9%	0.8	5.5%
Total Consumer Loans, held-for-investment	$878,431		$881,183	18.1%	3.9	5.6%
December 31, 2018
Consumer Loan Companies
Performing Loans	$815,341	53.5%	$856,563	18.8%	3.6	5.4%
Purchased Credit Deteriorated Loans(C)	221,910	53.5%	182,917	16.0%	3.4	11.6%
Other - Performing Loans	35,326	100.0%	32,722	14.2%	0.8	5.6%
Total Consumer Loans, held-for-investment	$1,072,577		$1,072,202	18.1%	3.5	6.7%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
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

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

September 30, 2019
Days Past Due	Delinquency Status(A)
Current	95.5%
30-59	1.7%
60-89	1.0%
90-119(B)	0.7%
120+(B) (C)	1.1%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$889,285
Purchases	—
Additional fundings(A)	42,231
Proceeds from repayments	(166,897)
Accretion of loan discount and premium amortization, net	272
Gross charge-offs	(30,325)
Additions to the allowance for loan losses, net	(442)
Balance at September 30, 2019	$734,124

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2018	$2,604	$2,064	$4,668
Provision (reversal) for loan losses	23,966	442	24,408
Net charge-offs(C)	(25,672)	—	(25,672)
Balance at September 30, 2019	$898	$2,506	$3,404

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of September 30, 2019, there are $17.3 million in UPB and $15.5 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $6.4 million in recoveries of previously charged-off UPB.

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2018	$182,917
(Allowance) reversal for loan losses(A)	(40)
Proceeds from repayments	(60,499)
Accretion of loan discount and other amortization	24,681
Balance at September 30, 2019	$147,059

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

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
September 30, 2019	$182,171	$147,059
December 31, 2018	221,910	182,917

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2018	$126,518
Accretion	(24,681)
Reclassifications from (to) non-accretable difference(A)	10,344
Balance at September 30, 2019	$112,181

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Noncontrolling Interests

Others’ interests in the equity of the Consumer Loan Companies is computed as follows:

	September 30, 2019	December 31, 2018
Total Consumer Loan Companies equity	$47,314	$66,105
Others’ ownership interest	46.5%	46.5%
Others’ interests in equity of consolidated subsidiary	$22,520	$30,561

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Others’ interests in the Consumer Loan Companies’ net income (loss) is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Consumer Loan Companies income (loss)	$22,790	$21,038	$49,690	$61,359
Others’ ownership interest as a percent of total	46.5%	46.5%	46.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiaries	$10,597	$9,783	$23,106	$28,533

Variable Interest Entities

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries. The following table presents information on the combined assets and liabilities related to these consolidated VIEs.

	As of
	September 30, 2019	December 31, 2018
Assets
Consumer loans, held-for-investment	$869,885	$1,039,480
Restricted cash	9,338	10,186
Accrued interest receivable	13,148	15,627
Total assets(A)	$892,371	$1,065,293
Liabilities
Notes and bonds payable(B)	$873,724	$1,030,096
Accounts payable and accrued expenses	4,034	3,814
Total liabilities(A)	$877,758	$1,033,910

(A)
The creditors of the Consumer Loan SPVs do not have recourse to the general credit of New Residential, and the assets of the Consumer Loan SPVs are not directly available to satisfy New Residential’s obligations.

(B)	Includes $10.0 million face amount of bonds retained by New Residential issued by these VIEs.

Equity Method Investees

In February 2017, New Residential completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two year term. New Residential, along with three co-investors, each acquired 25% membership interests in LoanCo. New Residential accounts for its investment in LoanCo pursuant to the equity method of accounting because it can exercise significant influence over LoanCo but the requirements for consolidation are not met. New Residential’s investment in LoanCo is recorded as Investment in Consumer Loans, Equity Method Investees which is included within Other Assets (see Note 2 for details). LoanCo has elected to account for its investments in consumer loans at fair value. New Residential has elected to record LoanCo’s activity on a one month lag.

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP (“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. WarrantCo is vested in the warrants to purchase an aggregate of 147.7 million Series F convertible preferred stock in ParentCo as of August 31, 2019, and New Residential and LoanCo co-investors are vested in the warrants to purchase an aggregate of 30.0 million Series F convertible preferred stock in ParentCo as of August 31, 2019. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. New Residential accounts for its investment in WarrantCo pursuant to the equity method of accounting because it can exercise significant influence over WarrantCo but the requirements for consolidation are not met. New Residential’s investment in WarrantCo is recorded as Investment in Consumer Loans, Equity Method Investees which is included within Other Assets (see Note 2 for details). WarrantCo has elected to account for its investments in warrants at fair value. New Residential has elected to record WarrantCo’s activity on a one month lag.

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

	September 30, 2019(A)	December 31, 2018(A)
Consumer loans, at fair value	$1,632	$231,560
Warrants, at fair value	106,378	103,067
Other assets	1,685	25,971
Warehouse financing	—	(182,065)
Other liabilities	(118)	(1,142)
Equity	$109,577	$177,391
Undistributed retained earnings	$—	$—
New Residential’s investment	$25,875	$42,875
New Residential’s ownership	23.6%	24.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019(B)	2018(B)	2019(B)	2018(B)
Interest income	$636	$16,513	$20,003	$38,032
Interest expense	—	(4,364)	(6,487)	(10,082)
Change in fair value of consumer loans and warrants	(2,933)	5,676	(4,390)	24,750
Gain on sale of consumer loans(C)	(7,525)	2,379	(9,193)	3,512
Other expenses	(576)	(1,604)	(3,494)	(6,201)
Net income	$(10,398)	$18,600	$(3,561)	$50,011
New Residential’s equity in net income	$(2,547)	$4,555	$(890)	$12,343
New Residential’s ownership	24.5%	24.5%	25.0%	24.7%

(A)	Data as of August 31, 2019 and November 30, 2018, respectively, as a result of the one month reporting lag.

(B)	Data for the periods ended August 31, 2019 and 2018, respectively, as a result of the one month reporting lag.

(C)
During the nine months ended September 30, 2019, LoanCo sold, through securitizations which were treated as sales for accounting purposes, $406.1 million in UPB of consumer loans. LoanCo retained $83.9 million of residual interest in the securitizations and distributed them to the LoanCo co-investors, including New Residential.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2019(C)	$1,226	25.0%	$1,632	18.7%	1.0	—%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of August 31, 2019 as a result of the one month reporting lag.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2018	$38,294
Contributions to equity method investees	63,969
Distributions of earnings from equity method investees	(1,178)
Distributions of capital from equity method investees	(77,162)
Earnings from investments in consumer loans, equity method investees	(890)
Balance at September 30, 2019	$23,033

10.	DERIVATIVES

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

As of September 30, 2019, New Residential held to-be-announced forward contract positions (“TBAs”) which were entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

In addition, as of September 30, 2019, New Residential held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative assets
Interest Rate Caps	Other assets	$—	$3
Interest Rate Lock Commitments	Other assets	26,214	10,851
Forward Loan Sale Commitments	Other assets	—	39
TBAs	Other assets	10,498	—
		$36,712	$10,893
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$135	$5,245
Interest Rate Lock Commitments	Accrued expenses and other liabilities	1,676	223
Forward Loan Sale Commitments	Accrued expenses and other liabilities	31
TBAs	Accrued expenses and other liabilities	—	23,921
		$1,842	$29,389

(A)	Net of $165.7 million of related variation margin accounts as of September 30, 2019. As of December 31, 2018, net of $106.1 million of related variation margin accounts existed.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

The following table summarizes notional amounts related to derivatives:

	September 30, 2019	December 31, 2018
Interest Rate Caps(A)	$50,000	$50,000
Interest Rate Swaps(B)	7,780,000	4,725,000
Interest Rate Lock Commitments	2,735,387	823,187
Forward Loan Sale Commitments	6,893	30,274
TBAs, short position(C)	5,488,000	5,904,300
TBAs, long position(C)	9,709,894	5,067,200

(A)	As of September 30, 2019, caps LIBOR at 4.00% for $50.0 million of notional. The weighted average maturity of the interest rate caps as of September 30, 2019 was 14 months.

(B)
Includes $4.5 billion notional of Receive LIBOR/Pay Fixed of 3.16% and $3.3 billion notional of Receive Fixed of 1.51%/Pay LIBOR with weighted average maturities of 43 months and 65 months, respectively, as of September 30, 2019.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Change in fair value of derivative instruments(A)
Interest Rate Caps	$—	$(2)	$(3)	$436
Interest Rate Swaps	42,306	18,785	(26,893)	19,668
Unrealized gains (losses) on Interest Rate Lock Commitments	3,002	(2,247)	13,911	(2,247)
Forward Loan Sale Commitments	(272)	(17)	(70)	(17)
TBAs	13,472	7,780	11,067	10,145
	58,508	24,299	(1,988)	27,985
Gain (loss) on settlement of investments, net
Interest Rate Caps	—	—	—	(603)
Interest Rate Swaps	(10,338)	(656)	(32,529)	37,287
TBAs(B)	(3,809)	20,115	(119,895)	39,408
	(14,147)	19,459	(152,424)	76,092

Total income (losses)	$44,361	$43,758	$(154,412)	$104,077

(A)	Represents unrealized gains (losses).

(B)
Excludes $32.1 million and $61.9 million in loss on settlement included within gain on sale of originated mortgage loans, net (Note 8) for the three and nine months ended September 30, 2019, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	September 30, 2019									December 31, 2018
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$10,733,236	$10,733,236	Oct-19 to May-20	2.31%	0.1	$10,611,553	$10,825,984	$10,886,787	2.4	$4,346,070
Non-Agency RMBS (E)	7,144,329	7,144,329	Oct-19 to Sep-20	3.08%	0.1	21,021,981	7,113,471	7,786,425	6.3	7,434,785
Residential Mortgage Loans(F)	5,165,150	5,164,159	Oct-19 to May-21	3.74%	0.6	5,960,958	6,025,596	5,805,242	13.9	3,678,246
Real Estate Owned(G)(H)	68,651	68,635	Oct-19 to May-21	3.85%	0.4	N/A	N/A	95,410	N/A	94,868
Total Repurchase Agreements	23,111,366	23,110,359		2.87%	0.3					15,553,969
Notes and Bonds Payable
Excess MSRs(I)	269,759	269,759	Feb-20 to Jul-22	4.95%	1.9	103,514,484	315,847	416,899	5.8	297,563
MSRs(J)	2,360,182	2,352,961	Mar-20 to Jul-24	4.23%	2.0	452,215,330	4,718,333	5,113,271	5.5	2,360,856
Servicer Advances(K)	2,903,093	2,896,819	Jan-20 to Aug-23	3.22%	2.0	3,316,416	3,482,368	3,512,345	1.6	3,382,455
Residential Mortgage Loans(L)	1,012,342	1,015,360	Apr-20 to Jul-43	4.09%	3.7	1,258,875	1,277,193	1,194,186	8.0	124,945
Consumer Loans(M)	868,214	870,973	Dec-21 to May-36	3.25%	4.0	878,317	884,473	881,069	5.6	936,447
Total Notes and Bonds Payable	7,413,590	7,405,872		3.73%	2.5					7,102,266
Total/ Weighted Average	$30,524,956	$30,516,231		3.08%	0.8					$22,656,235

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through October 31, 2019 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $77.8 million of associated accrued interest payable as of September 30, 2019.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $4.4 billion of related trade and other receivables.

(E)
$6,585.6 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $558.8 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements of $7.5 million on retained servicer advance and consumer loan bonds and of $671.3 million on retained bonds collateralized by Agency MSRs.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $169.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and $100.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $940.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; and $1,419.9 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$2.6 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.15% to 1.99%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

(L)
Represents: (i) a $6.0 million note payable to Nationstar which includes a $1.5 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $109.9 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 12 for details), (iii) $362.1 million of asset-backed notes held by third parties which bear interest equal to 4.59% (see Note 12 for details), and (iv) $535.1 million of asset-backed notes held by third parties which include $1.3 million of REO and bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $787.9 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036, $70.4 million UPB of Class B notes with a coupon of 3.58% and a stated maturity date in May 2036, and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036. Also includes a $1.2 million face amount note which bears interest equal to 4.00%.

As of September 30, 2019, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $23.1 billion of repurchase agreements as of September 30, 2019. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2018	$297,563	$2,360,856	$3,382,455	$11,780,855	$3,898,059	$936,447	$22,656,235
Repurchase Agreements:
Borrowings	—	—	—	131,684,478	20,417,339	—	152,101,817
Repayments	—	—	—	(125,587,933)	(18,957,675)	—	(144,545,608)
Capitalized deferred financing costs, net of amortization	—	—	—	165	17	—	182
Notes and Bonds Payable:
Borrowings	300,000	2,039,949	3,419,265	—	912,445	928,683	7,600,342
Repayments	(328,000)	(2,048,653)	(3,902,406)	—	(27,279)	(1,000,203)	(7,306,541)
Discount on borrowings, net of amortization	—	—	29	—	—	6,046	6,075
Unrealized gain on notes, fair value	—	—	—	—	5,248	—	5,248
Capitalized deferred financing costs, net of amortization	196	809	(2,524)	—	—	—	(1,519)
Balance at September 30, 2019	$269,759	$2,352,961	$2,896,819	$17,877,565	$6,248,154	$870,973	$30,516,231

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of September 30, 2019 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
October 1 through December 31, 2019	$1,978	$18,781,709	$18,783,687
2020	615,733	5,480,786	6,096,519
2021	1,088,623	1,034,034	2,122,657
2022	1,162,067	169,759	1,331,826
2023	400,000	403,433	803,433
2024 and thereafter	976,300	410,534	1,386,834
	$4,244,701	$26,280,255	$30,524,956

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of September 30, 2019:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$9,112,297	$5,233,801	$3,878,496
Non-Agency RMBS	650,000	558,756	91,244

Notes and Bonds Payable
Excess MSRs	150,000	100,000	50,000
MSRs	1,375,000	940,188	434,812
Servicer advances(A)	1,204,660	1,053,127	151,533
Residential Mortgage Loans	650,000	535,063	114,937
Consumer loans	150,000	1,228	148,772
	$13,291,957	$8,422,163	$4,869,794

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.02% fee on the unused borrowing capacity.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of September 30, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

12.	FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2019 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$93,025,190	$398,064	$—		$—	$398,064	$398,064
Excess mortgage servicing rights, equity method investees, at fair value(A)	35,632,429	132,259	—		—	132,259	132,259
Mortgage servicing rights, at fair value(A)	319,927,285	3,431,968	—		—	3,431,968	3,431,968
Mortgage servicing rights financing receivables, at fair value	140,523,235	1,811,261	—	—	—	1,811,261	1,811,261
Servicer advance investments, at fair value	492,480	600,547	—		—	600,547	600,547
Real estate and other securities, available-for-sale	30,643,013	16,853,910	—		8,998,066	7,855,844	16,853,910
Residential mortgage loans, held-for-investment	569,888	500,524	—		—	495,424	495,424
Residential mortgage loans, held-for-sale	1,449,469	1,349,997	—		—	1,365,262	1,365,262
Residential mortgage loans, held-for-sale, at fair value	5,272,963	5,206,251	—		872,088	4,334,192	5,206,280
Residential mortgage loans, held-for-investment, at fair value	112,112	113,133	—		—	113,133	113,133
Residential mortgage loans subject to repurchase	168,532	168,532	—		168,532	—	168,532
Consumer loans, held-for-investment	878,431	881,183	—		—	903,805	903,805
Derivative assets	17,619,076	36,712	—		10,498	26,214	36,712
Cash and cash equivalents	738,219	738,219	738,219		—	—	738,219
Restricted cash	163,148	163,148	163,148		—	—	163,148
Other assets(B)	N/A	25,187	10,912		—	14,275	25,187
		$32,410,895	$912,279		$10,049,184	$21,482,248	$32,443,711
Liabilities
Repurchase agreements	$23,111,366	$23,110,359	$—		$23,111,366	$—	$23,111,366
Notes and bonds payable(C)	7,413,590	7,405,872	—		—	7,486,297	7,486,297
Residential mortgage loan repurchase liability	168,532	168,532	—		168,532	—	168,532
Derivative liabilities	8,151,098	1,842	—		166	1,676	1,842
Excess spread financing	3,113,756	30,377	—		—	30,377	30,377
Contingent consideration	N/A	52,761	—		—	52,761	52,761
		$30,769,743	$—		$23,280,064	$7,571,111	$30,851,175

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)
Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $74.1 million as of September 30, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

(C)
Includes the SAFT 2013-1 mortgage-backed securities and the 2019-RPL1 asset-backed notes issued for which the fair value option for financial instruments was elected and resulted in a fair value of $474.3 million as of September 30, 2019.

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	Mortgage Servicing Rights Financing Receivable(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans
	Agency	Non-Agency								Total
Balance at December 31, 2018	$257,387	$190,473	$147,964	$2,884,100	$1,644,504	$735,846	$8,970,963	$10,628	$2,330,627	$17,172,492
Transfers(D)
Transfers from Level 3	—	—	—	—	—	—	—	—	(19,726)	(19,726)
Transfers to Level 3	—	—	—	—	—	—	—	—	301,174	301,174
Shellpoint Acquisition (Note 1)	—	—	—			—	—	—	805	805
Transfers from investments in mortgage servicing rights financing receivables to investments in mortgage servicing rights	—	—	—	367,121	(367,121)	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(E)	—	—	—	—	—	—	(21,942)	—	—	(21,942)
Included in change in fair value of investments in excess mortgage servicing rights(E)	(946)	(475)	—	—	—	—	—	—	—	(1,421)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(E)	—	—	4,087	—	—	—	—	—	—	4,087
Included in servicing revenue, net(F)	—	—	—	(629,396)	—	—	—	—	—	(629,396)
Included in change in fair value of investments in mortgage servicing rights financing receivables(E)	—	—	—	—	(133,200)	—	—	—	—	(133,200)
Included in change in fair value of servicer advance investments	—	—	—	—	—	15,932	—	—	—	15,932
Included in change in fair value of investments in residential mortgage loans	—	—	—	—	—	—	—	—	82,559	82,559
Included in gain (loss) on settlement of investments, net	231	90	—	—	—	—	91,895	—	—	92,216
Included in other income (loss), net(E)	1,036	735	—	—	—	—	9,010	13,910	—	24,691
Gains (losses) included in other comprehensive income(G)	—	—	—	—	—	—	254,044	—	—	254,044
Interest income	4,452	13,751	—	—	—	17,862	243,538	—	—	279,603
Purchases, sales and repayments
Purchases	—	—	—	632,144	735,152	1,255,306	1,164,853	—	7,634,281	11,421,736
Proceeds from sales	(4,579)	(2)	—	(1,047)	(15,575)		(1,662,900)	—	(6,559,120)	(8,243,223)
Proceeds from repayments	(36,021)	(28,068)	(19,792)	(11,210)	(52,499)	(1,424,399)	(1,193,617)	—	(170,668)	(2,936,274)
Originations and other	—	—	—	190,256	—	—	—	—	847,393	1,037,649
Balance at September 30, 2019	$221,560	$176,504	$132,259	$3,431,968	$1,811,261	$600,547	$7,855,844	$24,538	$4,447,325	$18,701,806

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(D)	Transfers are assumed to occur at the beginning of the respective period.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2018	$39,304	$117,048	$40,842	$197,194
Transfers(A)
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Acquisition	—	—	14,488	14,488
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(B)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(B)	—	—	—	—
Included in servicing revenue, net(C)	(9,482)	—	—	(9,482)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in change in fair value of investments in residential mortgage loans	—	—	—	—
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(B)	—	5,248	7,431	12,679
Gains (losses) included in other comprehensive income, net of tax(D)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and repayments
Purchases	—	378,569	—	378,569
Proceeds from sales	—	—	—	—
Proceeds from repayments	—	(26,556)	—	(26,556)
Other	555	—	(10,000)	(9,445)
Balance at September 30, 2019	$30,377	$474,309	$52,761	$557,447

(A)	Transfers are assumed to occur at the beginning of the respective period.

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
September 30, 2019
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the weighted average inputs used as of September 30, 2019:

	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	9.3%	1.2%	23.5%	21	20
Recaptured Pools	12.3%	0.5%	35.0%	22	23
	10.0%	1.0%	26.3%	21	21
Non-Agency(G)
Nationstar and SLS Serviced:
Original Pools	9.9%	N/A	17.5%	15	24
Recaptured Pools	8.6%	N/A	20.9%	24	24
	9.7%	N/A	17.9%	16	24
Total/Weighted Average--Excess MSRs Directly Held	9.9%	1.0%	22.6%	19	22

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	10.0%	1.5%	26.7%	19	19
Recaptured Pools	11.7%	0.9%	32.6%	24	23
Total/Weighted Average--Excess MSRs Held through Investees	10.7%	1.2%	29.3%	21	21

Total/Weighted Average--Excess MSRs All Pools	10.2%	1.1%	24.8%	20	22

MSRs
Agency
Mortgage Servicing Rights(H) (I)	13.7%	0.7%	27.1%	27	22
MSR Financing Receivables	17.6%	0.3%	14.9%	27	25
Non-Agency
Mortgage Servicing Rights	12.4%	0.2%	24.6%	26	26
MSR Financing Receivables	8.3%	14.1%	10.2%	47	26
Ginnie Mae
Mortgage Servicing Rights(I)	14.8%	3.6%	29.7%	32	27

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.46 per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $11.23 per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $8.81 per loan per month was used to value the Ginnie Mae MSRs.

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
September 30, 2019
(dollars in tables in thousands, except share data)

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

As of September 30, 2019, a weighted average discount rate of 7.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of September 30, 2019, a weighted average discount rate of 7.5% was used to value New Residential’s investments in MSRs and a weighted average discount rate of 8.8% was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2019	1.4%	10.6%	16.1%	19.6	bps	5.1%	23.0

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 10.2 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of September 30, 2019, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$8,797,199	$8,950,763	$8,998,066	$—	$8,998,066	2
Non-Agency RMBS(C)	21,845,814	7,175,703	7,853,955	1,889	7,855,844	3
Total	$30,643,013	$16,126,466	$16,852,021	$1,889	$16,853,910

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
September 30, 2019
(dollars in tables in thousands, except share data)

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

For 67.0% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$5,262,801	1.03% to 27.44%	0.5% to 23.00%	0.25% to 7.00%	5.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities.

(C)	Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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
September 30, 2019
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired Loans	$3,916,826	4.20%	7.4%	1.6%	28.5%
Originated Loans	417,366	3.0-4.5%	6.0-16.0%	0.0-3.5%	0.0% - 50.0%
Residential Mortgage Loans Held-for-Sale, at Fair Value	$4,334,192

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

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$113,133	3.75%	8.0%	0.5%	20.0%

Derivative Valuation

New Residential enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. New Residential generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are classified as Level 2 in the fair value hierarchy.

As a part of the mortgage loan origination business, New Residential enters into forward loan sale and securities delivery commitments, which are valued based on observed market pricing for similar instruments and therefore, are classified as Level 2. In addition, New Residential enters into IRLCs, which are valued using internal pricing models incorporating (i) market pricing for instruments with similar characteristics (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusted for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs	$24,538	54% to 100%	0 to 315

Mortgage-Backed Securities Issued

New Residential and NewRez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the RPL Borrowers and SAFT 2013-1 securitization entity and therefore, New Residential’s condensed consolidated balance sheets include the mortgage-backed securities issued by the RPL Borrowers and SAFT 2013-1, respectively. New Residential elected the fair value option for these financial instruments and the mortgage-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

The following table summarizes certain information regards the inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$474,309	3.05% - 6.75%	7% - 15%	0.1%-3.5%	10%-25%

Contingent Consideration Valuation

New Residential, as additional consideration for the Shellpoint Acquisition, may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint Closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). On September 5, 2019, New Residential paid $10.0 million as the first of three potential earnout payments. In accordance with ASC 805, New Residential measures its contingent consideration at fair value on a recurring basis using a scenario-based method to weigh the probability of multiple outcomes to arrive at an expected payment cash flow and then discounts the expected cash flow. The inputs utilized in valuing the contingent consideration include a discount rate of 11% and the application of probability weighting of income scenarios, which are significant unobservable inputs and therefore, contingent consideration is classified as Level 3 in the fair value hierarchy.

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

At September 30, 2019, assets measured at fair value on a nonrecurring basis were $1.3 billion. The $1.3 billion of assets include approximately $1,236.5 million of residential mortgage loans held-for-sale and $51.8 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2019:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$715,110	4.4%	4.0	13.0%	2.0%	35.5%
Non-Performing Loans	521,435	5.5%	3.1	3.0%	2.9%	30.0%
Total/Weighted Average	$1,236,545	4.9%	3.6	8.8%	2.4%	33.2%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019 consisted of a reversal of prior valuation allowance of $17.0 million for residential mortgage loans, offset by $0.4 million increased allowance for REO.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
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

On July 2, 2019, in a public offering, New Residential issued 6.2 million shares of its 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series A”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $150.0 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 0.6 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.5 million as of the grant date. The assumptions used in valuing the options were: a 1.91% risk-free rate, a 9.73% dividend yield, 17.95% volatility and 10-year term.

On August 15, 2019, in a public offering, New Residential issued 11.3 million shares of its 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series B”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $273.4 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 1.1 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.7 million as of the grant date. The assumptions used in valuing the options were: a 1.56% risk-free rate, a 11.2% dividend yield, 18.23% volatility and 10-year term.

On September 23, 2019, New Residential’s board of directors declared a third quarter 2019 common dividend of $0.50 per common share or $207.8 million and preferred dividends of $0.69 per share of Preferred Series A and $0.45 per share of Preferred Series B, or $4.3 million and $5.0 million, respectively.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at September 30, 2019.

On August 20, 2019, New Residential announced that its board of directors had authorized the repurchase of up to $200.0 million of its common stock through December 31, 2020. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. No share repurchases have been made as of the date of issuance of these consolidated financial statements. The share repurchase program may be suspended or discontinued at any time.

Option Plan

As of September 30, 2019, New Residential’s outstanding options were summarized as follows:

Held by the Manager	10,511,167
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,290,749
Issued to the independent directors	7,000
Total	12,808,916

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of September 30, 2019. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended September 30, 2019 was $15.68 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2019	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2019 (millions)
Directors	Various	7,000	7,000	$13.61	$—
Manager(C)	2017	1,130,916	—	14.09	1.8
Manager(C)	2018	5,320,000	2,416,798	16.61	—
Manager(C)	2019	6,351,000	1,152,400	16.43	—
Outstanding		12,808,916	3,576,198

(A)	Options expire on the tenth anniversary from date of grant.

(B)
The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2018 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.

(C)	The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2017	$14.09	1,130,916
2018	$16.48 to $17.73	1,159,833
Total		2,290,749

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2018 outstanding options	8,498,138
Options granted	6,352,000	$16.20
Options exercised	(2,041,222)	$13.88
Options expired unexercised	—
September 30, 2019 outstanding options	12,808,916	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the nine months ended September 30, 2019, based on the treasury stock method, New Residential had 150,699 dilutive common stock equivalents outstanding. During the nine months ended September 30, 2018, based on the treasury stock method, New Residential had 1,463,258 dilutive common stock equivalents outstanding.

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

Capital Commitments — As of September 30, 2019, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to September 30, 2019, if any):

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

In addition, for Ginnie Mae guaranteed securitizations, NewRez holds a Ginnie Mae Buy-Back Option to repurchase delinquent loans from the securitization at its discretion. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally executes its option to repurchase that will result in an economic benefit. As of September 30, 2019, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $9.2 million and $168.5 million, respectively. See Notes 5 and 8 for information on New Residential’s Ginnie Mae Buy-Back Option and mortgage origination, respectively.

Mortgage Origination Unfunded Commitments — As of September 30, 2019, NewRez was committed to fund approximately $2.7 billion of mortgage loans and had forward loan sale commitments of $7.0 million. The forward sales are expected to close during the fourth quarter of 2019.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $279.4 million of unfunded and available revolving credit privileges as of September 30, 2019. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

Leases — New Residential, through its wholly owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Future commitments under non-cancelable leases are approximately $25.4 million.

Environmental Costs — As a residential real estate owner, through its REO, New Residential is subject to potential environmental costs. At September 30, 2019, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — New Residential’s debt obligations contain various customary loan covenants (Note 11).

Certain Tax-Related Covenants — If New Residential is treated as a successor to Drive Shack Inc. (“Drive Shack”) under applicable U.S. federal income tax rules, and if Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2014, New Residential could be prohibited from electing to be a REIT. Accordingly, in the separation and distribution agreement executed in connection with New Residential’s spin-off from Drive Shack, Drive Shack (i) represented that it had no knowledge of any fact or circumstance that would cause New Residential to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Residential as necessary to enable New Residential to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Residential and its tax counsel with respect to the composition of Drive Shack’s income and assets, the composition of its stockholders, and its operation as a REIT; and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before December 31, 2014 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service (“IRS”) to the effect that Drive Shack’s failure to maintain its REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rule referred to above). Additionally, New Residential covenanted to use its reasonable best efforts to qualify for taxation as a REIT for its taxable year ended December 31, 2013.

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

The Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally (i) the equity transferred by Drive Shack, formerly Newcastle Investment Corp., which was the sole stockholder of New Residential until the spin-off of New Residential completed on May 15, 2013, on the date of the spin-off, (ii) plus total net proceeds from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

In addition, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019
(dollars in tables in thousands, except share data)

routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Drive Shack on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Drive Shack’s prior performance.

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

Due to affiliates is comprised of the following amounts:

	September 30, 2019	December 31, 2018
Management fees	$7,076	$5,779
Incentive compensation	49,265	94,900
Expense reimbursements and other	3,210	792
Total	$59,551	$101,471

Affiliate expenses and fees were comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$20,678	$15,464	$58,261	$46,027
Incentive compensation	36,307	23,848	49,265	65,169
Expense reimbursements(A)	125	125	375	375
Total	$57,110	$39,437	$107,901	$111,571

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 13 regarding options granted to the Manager.

16.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2019	2018	2019	2018
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(95,003)	$28,737	$(201,222)	$66,695
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	5,567	3,889	21,942	23,190
Total reclassifications		$(89,436)	$32,626	$(179,280)	$89,885

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

17.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current:
Federal	$1,198	$5,691	$785	$6,299
State and Local	14	(263)	115	424
Total Current Income Tax Expense (Benefit)	1,212	5,428	900	6,723
Deferred:
Federal	(5,385)	(1,201)	14,762	(12,829)
State and Local	(1,267)	(664)	3,318	149
Total Deferred Income Tax Expense (Benefit)	(6,652)	(1,865)	18,080	(12,680)
Total Income Tax Expense (Benefit)	$(5,440)	$3,563	$18,980	$(5,957)

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
September 30, 2019
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

New Residential has recorded a net deferred tax asset of approximately $43.4 million as of September 30, 2019, primarily related to unrealized gains and discount accruals offset by net operating loss carry forwards.

18.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2019 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On October 1, 2019, New Residential completed its purchase of Ditech’s forward Fannie Mae, Ginnie Mae and non-agency MSRs with an aggregate UPB of approximately $62.0 billion as of August 31, 2019, the servicer advance receivables relating to such MSRs and other assets core to the forward origination and servicing operations. Additionally, New Residential assumed certain Ditech office spaces and added approximately 1,100 Ditech employees to support the increase in volume to its existing origination and servicing operations. The approximate purchase price at the closing was $1.2 billion and the acquisition was financed via financing facilities and cash on hand.

On October 4, 2019, New Residential issued a securitization of approximately $1.73 billion UPB of reperforming residential mortgage loans for net proceeds of $1.67 billion.

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

New Residential, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and NewRez LLC (“NewRez”), is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. NRM and NewRez perform servicing on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, Government Sponsored Enterprises or “GSEs”) and Government National Mortgage Association (“Ginnie Mae”), and on behalf of other servicers (subservicing).

NewRez originates, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured (Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”)) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by NRM and NewRez. NRM and NewRez are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals.

MARKET CONSIDERATIONS

Developments in the U.S. Housing Market

As of the third quarter of 2019, the top 100 mortgage servicers serviced over 99% of the $10.9 trillion one-to-four family mortgage debt outstanding, according to Inside Mortgage Finance. Furthermore, according to Inside Mortgage Finance, as of the third quarter of 2019, approximately 66% of such outstanding mortgage debt was serviced by the top 25 mortgage servicers, of which 15 are non-banks. Given current market dynamics and an overall competitive servicing environment, we may expect additional market consolidation among non-bank servicers. As a result, we believe additional MSR sales will be likely for some period of time. These factors have resulted in increased opportunities for us to acquire interests in MSRs and to provide capital to non-bank servicers. In addition, approximately $1.64 trillion of new loans were originated in 2018 and another $1.86 trillion are forecasted for 2019, according to the Mortgage Bankers Association. We believe this creates an opportunity to enter into “flow arrangements,” whereby loan originators or servicers agree to sell MSRs or Excess MSRs on newly originated loans on a recurring basis (often monthly or quarterly). Recently, strong demand for mortgage assets in general has led to tighter spreads and lower required rates of return. This, in turn, creates a reach for yield and increased difficulty in sourcing accretive investments in the current investment landscape. These market conditions have driven prices higher, thereby also increasing the value of certain of our existing investments.

Interest Rates and Prepayment Rates

As further described in “Quantitative and Qualitative Disclosures About Market Risk,” decreasing interest rates are generally associated with increasing prepayment rates for residential mortgage loans since they decrease the cost of borrowing for homeowners. Increasing prepayment rates, in turn, would generally be expected to decrease the value of our interests in Excess MSRs, MSRs and Servicer Advance Investments, which include the right to a portion of the related MSRs, because the duration of the cash flows we are entitled to receive decreases and results in a reduction in current cash flows. Changes in interest rates will also directly impact our costs of borrowing either immediately (floating rate debt) or upon refinancing (fixed rate debt) and may also be associated with changes in credit spreads and/or the discount rates used in valuing investments. Increasing prepayment rates have a positive impact on the value of investments purchased at a significant discount since the recovery of that discount is accelerated.

In the third quarter of 2019, given mixed economic data, the Federal Reserve lowered borrowing costs twice and signaled that future rate cuts in 2019 were a possibility resulting in current interest rates moving lower, with the 10-year Treasury declining 34 bps during the quarter, to 1.67% as of September 30, 2019 from 2.01% as of June 30, 2019, and LIBOR declining 38 bps during the quarter to 2.01% as of September 30, 2019 from 2.39% as of June 30, 2019. Meanwhile, the primary mortgage rate decreased 11 bps during the quarter to 3.718% as of September 30, 2019 from 3.824% as of June 30, 2019. With respect to our Non-Agency RMBS, which are generally purchased at a significant discount to par, market interest rates decreased and market credit spreads increased, with the net result being a decrease in value of these investments during the quarter.

The value of our MSRs and Excess MSRs is subject to a variety of factors, as described in “Quantitative and Qualitative Disclosures About Market Risk” and in “Risk Factors.” In the third quarter of 2019, the fair value of our direct investments in Excess MSRs and our share of the fair value of the Excess MSRs held through equity method investees increased by approximately $3.2 million in the aggregate, primarily as a result of a decrease in discount rates. In addition, faster prepayment speeds partially offset by lower discount rates caused the fair value of our MSRs, including MSR financing receivables, to decrease by approximately $48.9 million during the period.

Changes in interest rates did not have a meaningful impact on the net interest spread of our Agency and Non-Agency RMBS portfolios. Our RMBS are primarily floating rate or hybrid (i.e., fixed to floating rate) securities, which we generally finance with floating rate debt, or are economically hedged with respect to interest rates. Therefore, while decreasing interest rates will generally result in a lower cost of financing, they will also result in a lower coupon payable on the securities. The net interest spread on our Agency RMBS portfolio as of September 30, 2019 was 0.75%, compared to 0.55% as of June 30, 2019. The spread changed primarily as a result of increased funding costs. The net interest spread on our Non-Agency RMBS portfolio as of September 30, 2019 was 1.76%, compared to 1.61% as of June 30, 2019. This spread changed primarily as a result of lower funding costs.

We employ a variety of hedging strategies to reduce book value volatility. Both our diverse portfolio composition (inclusive of long and short duration instruments and various operating businesses) as well as specific hedging instruments (including Agency MBS, interest rate swaps etc.) mitigate book value volatility.

General U.S. Economy and Unemployment

During the third quarter of 2019, the U.S. unemployment rate continued to decline slightly to 3.5% as of September 30, 2019, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measure, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. This relationship generally held true, however, the third quarter of 2019 continued to show certain indications that the rate of home price increases across the U.S. has slowed. The Case Shiller U.S. National Home Price Index reported a 2.0% annual gain in July 2019, down from 4.3% in January 2019. In addition, according to CoreLogic, the total number of mortgaged residential properties with negative equity stood at 2.0 million, or 3.8%, as of the second quarter of 2019, down from 3.8% in the first quarter of 2019 and on a year-over-year basis, the number of mortgaged properties in negative equity fell 9.0%. While potentially slowing, this trend continues to help support the values of our residential mortgage loans, consumer loans and RMBS.

Credit Spreads

Corporate credit spreads, which generally have an impact on the value of yield driven financial instruments (e.g., RMBS and loan portfolios), continued to tighten during the third quarter of 2019. In addition, collateral performance, market liquidity, mortgage credit spreads and other factors related specifically to certain investments within our mortgage securities and loan portfolio caused an increase to the value of the portion of this portfolio that was owned for the entire quarter.

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

OUR PORTFOLIO

Our portfolio is currently composed of mortgage servicing related assets, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of September 30, 2019.

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average Life (years)(A)
Investments in:
Excess MSRs(B)	$128,657,619	$398,488	1.3%	$530,323	5.7
MSRs(B)	319,927,285	3,364,140	11.2%	3,431,968	4.8
MSR Financing Receivables(B) (C)	140,523,235	1,500,229	5.0%	1,811,261	6.2
Servicer Advance Investments(B) (D)	492,480	570,570	1.7%	600,547	6.3
Agency RMBS(E)	8,797,199	8,950,763	29.9%	8,998,066	4.6
Non-Agency RMBS(E)	21,845,814	7,175,703	24.1%	7,855,844	6.3
Residential Mortgage Loans	7,404,432	7,067,812	23.7%	7,169,905	10.0
Consumer Loans	878,431	884,587	3.1%	881,183	3.9
Total/Weighted Average		$29,912,292	100.0%	$31,279,097	6.4

Reconciliation to GAAP total assets:
Cash and restricted cash				901,367
Servicer advances receivable				2,911,798
Trades receivable				4,487,772
Deferred tax asset, net				43,372
Other assets				1,724,519
GAAP total assets				$41,347,925

(A)	Weighted average life is based on the timing of expected principal reduction on the asset.

(B)
The outstanding face amount of Excess MSRs, MSRs, MSR Financing Receivables, and Servicer Advance Investments is based on 100% of the face amount of the underlying residential mortgage loans and currently outstanding advances, as applicable.

(C)	Includes certain MSRs where our subsidiary, NRM, is the named servicer.

(D)	The value of our Servicer Advance Investments also includes the rights to a portion of the related MSR.

(E)	Amortized cost basis is net of impairment.

Servicing Related Assets

MSRs and MSR Financing Receivables

As of September 30, 2019, we had $5.2 billion carrying value of MSRs and mortgage servicing rights financing receivables within our servicer subsidiary, NRM.

NRM has contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying its MSRs. As of September 30, 2019, these subservicers include PHH, Nationstar, LoanCare, AmeriHome, and Flagstar, which subservice 26.9%, 23.1%, 19.2%, 1.8%, and 0.8% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 28.2% of the underlying UPB of the related mortgages is subserviced by our subsidiary, Shellpoint Mortgage Servicing (Note 1 to our Condensed Consolidated Financial Statements).

NRM has entered into agreements with PHH, LoanCare, Flagstar, and Nationstar whereby NRM is entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

The table below summarizes our investments in MSRs and mortgage servicing rights financing receivables as of September 30, 2019.

	Current UPB (bn)	Weighted Average MSR (bps)		Carrying Value (mm)
Mortgage Servicing Rights
Agency	$288.7	27	bps	$3,038.7
Non-Agency	2.3	26		20.3
Ginnie Mae	28.9	32		372.9
MSR Financing Receivables
Agency	61.2	27		598.0
Non-Agency	79.4	47		1,213.3
Total	$460.5	31	bps	$5,243.2

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and mortgage servicing rights financing receivables as of September 30, 2019 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Mortgage Servicing Rights
Agency	$3,038,721	$288,673,487	1,820,794	749	4.3%	263	66	2.8%	14.6%	14.4%	0.2%	10.1%
Non-Agency	20,321	2,350,471	5,656	743	4.0%	308	34	3.8%	14.1%	14.1%	—%	5.8%
Ginnie Mae	372,926	28,903,327	137,168	681	3.8%	319	36	5.6%	17.6%	17.0%	0.7%	24.1%
MSR Financing Receivables
Agency	597,990	61,162,569	249,339	749	4.4%	305	26	1.1%	30.8%	30.8%	—%	1.8%
Non-Agency	1,213,271	79,360,666	577,024	645	4.5%	306	164	16.1%	9.9%	8.0%	1.9%	0.5%
Total	$5,243,229	$460,450,520	2,789,981	727	4.3%	280	76	5.1%	16.1%	15.6%	0.5%	8.2%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Mortgage Servicing Rights
Agency	1.5%	0.3%	0.4%	0.3%	—%	0.3%
Non-Agency	0.4%	0.1%	0.1%	0.3%	0.1%	0.1%
Ginnie Mae	4.1%	1.2%	1.1%	1.4%	0.1%	1.2%
MSR Financing Receivables
Agency	1.6%	0.1%	0.1%	—%	—%	0.1%
Non-Agency	9.5%	4.9%	4.2%	7.7%	1.9%	2.9%
Total	3.1%	1.1%	1.1%	1.6%	0.3%	0.8%

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

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of September 30, 2019.

Summary of Direct Excess MSR Investments as of September 30, 2019

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency	$45.9	29	bps	21	bps	32.5% - 66.7%	$221.6
Non-Agency(B)	47.1	35		15		33.3% - 100.0%	$176.5
Total/Weighted Average	$93.0	32	bps	18	bps		$398.1

(A)	The MSR is a weighted average as of September 30, 2019, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
Serviced by Nationstar and SLS, we also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $33.4 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of September 30, 2019

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency	$35.6	33	bps	21	bps	50.0%	66.7%	33.3%	$236.8

(A)	The MSR is a weighted average as of September 30, 2019, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of September 30, 2019 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$168,463	$33,627,899	242,096	723	4.7%	247	115	1.9%	13.2%	12.7%	0.6%	11.6%
Recaptured Loans	53,097	12,272,755	73,762	725	4.4%	278	42	0.1%	13.0%	12.6%	0.5%	29.1%
	$221,560	$45,900,654	315,858	724	4.6%	256	93	1.5%	13.2%	12.6%	0.6%	16.2%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	$153,927	$43,127,383	242,478	672	4.8%	281	162	10.1%	14.4%	11.6%	3.2%	8.8%
Recaptured Loans	22,577	3,997,153	18,203	739	4.3%	285	29	0.1%	13.2%	13.2%	—%	25.5%
	$176,504	$47,124,536	260,681	678	4.7%	281	151	8.8%	14.3%	11.7%	2.9%	10.2%
Total/Weighted Average(H)	$398,064	$93,025,190	576,539	700	4.7%	269	124	4.7%	13.8%	12.2%	1.8%	13.2%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	2.9%	0.9%	0.6%	0.6%	0.2%	0.2%
Recaptured Loans	1.8%	0.4%	0.4%	0.2%	0.1%	—%
	2.6%	0.7%	0.5%	0.5%	0.2%	0.1%
Non-Agency(F)
Nationstar and SLS Serviced:
Original Pools	10.8%	3.2%	2.3%	5.4%	1.1%	2.0%
Recaptured Loans	1.5%	0.3%	0.1%	—%	—%	—%
	10.0%	3.0%	2.1%	4.9%	1.0%	1.8%
Total/Weighted Average(H)	6.5%	1.9%	1.4%	2.8%	0.6%	1.0%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $33.4 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of September 30, 2019 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$148,573	$21,303,865	33.3%	216,012	703	5.2%	239	134	1.5%	14.4%	13.3%	1.3%	16.8%
Recaptured Loans	88,213	14,328,564	33.3%	102,067	710	4.3%	272	49	0.1%	12.7%	11.8%	1.0%	35.6%
Total/Weighted Average(G)	$236,786	$35,632,429		318,079	706	4.9%	252	101	1.5%	13.7%	12.7%	1.2%	24.2%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.2%	1.3%	0.7%	0.9%	0.3%	0.3%
Recaptured Loans	2.9%	0.9%	0.4%	0.3%	0.1%	0.1%
Total/Weighted Average(G)	3.7%	1.1%	0.6%	0.7%	0.2%	0.2%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2019
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Nationstar and SLS serviced pools	$570,570	$600,547	$33,406,320	$492,480	1.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the nine months ended, September 30, 2019 (dollars in thousands):

			Nine Months Ended September 30, 2019		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.1%	6.3	$15,932	$449,731	87.3%	86.1%	3.8%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

September 30, 2019
Principal and interest advances	$82,999
Escrow advances (taxes and insurance advances)	185,774
Foreclosure advances	223,707
Total	$492,480

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

Originations

NewRez, our wholly owned subsidiary, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue Nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, we report gain on sale of originated mortgage loans, net in our condensed consolidated statements of income.

During the third quarter of 2019, NewRez increased loan origination volume to $5.7 billion, which is a 49% increase quarter over quarter and approximately 200% increase year over year. Gain on sale of originated mortgage loans, net is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain on loans originated and sold(A)	$24,312	$24,684	$36,413	$24,684
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(32,138)	(2,757)	(61,879)	(2,757)
MSRs retained on transfer of loans(C)	96,317	17,282	190,666	17,282
Other(D)	12,050	6,523	28,829	6,523
Gain on sale of originated mortgage loans, net	$100,541	$45,732	$194,029	$45,732

(A)	Includes loan origination fees and direct loan origination costs. Other indirect costs related to loan origination are included within general and administrative expenses.

(B)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(C)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

(D)	Includes fees for services associated with the loan origination process.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2019 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR	Outstanding Repurchase Agreements
Agency Specified Pools	$8,797,199	$8,950,763	100.0%	$56,939	$(9,636)	$8,998,066	39	4.6	0.3%	$7,300,198

(A)	Fair value, which is equal to carrying value for all securities.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of September 30, 2019:

Net Interest Spread(A)
Weighted Average Asset Yield	3.06%
Weighted Average Funding Cost	2.31%
Net Interest Spread	0.75%

(A)	The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis).

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2019 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$21,845,814	$7,175,703	$711,078	$(30,937)	$7,855,844	$7,142,351

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2019 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	365	$1,956,007	$1,487,306	21.1%	$1,663,069	14.2%	0.8%	6.8	3.4%
2006	CC	133	2,774,332	1,746,860	24.7%	1,979,226	7.1%	1.2%	7.6	2.3%
2007	CCC-	82	2,224,528	1,348,788	19.1%	1,520,709	5.2%	0.9%	7.1	2.5%
2008 and later	BBB	363	14,775,002	2,477,759	35.1%	2,589,370	14.0%	0.1%	4.8	3.5%
Total/Weighted Average	B-	943	$21,729,869	$7,060,713	100.0%	$7,752,374	10.5%	0.7%	6.3	3.0%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	14.8	0.07	9.7%	10.8%	13.0%
2006	13.4	0.12	10.0%	10.6%	32.2%
2007	12.6	0.22	11.2%	10.6%	36.7%
2008 and later	8.5	0.79	18.9%	1.7%	0.5%
Total/Weighted Average	11.8	0.36	13.3%	7.5%	17.9%

(A)	Excludes $30.9 million face amount of bonds backed by consumer loans and $85.0 million face amount of bonds backed by corporate debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 312 bonds with a carrying value of $1,064.1 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2019.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2019.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $225.2 million and $3.5 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $204.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of September 30, 2019:

Net Interest Spread(A)
Weighted Average Asset Yield	4.84%
Weighted Average Funding Cost	3.08%
Net Interest Spread	1.76%

(A)	The Non-Agency RMBS portfolio consists of 68.6% floating rate securities and 31.4% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Nationstar whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Nationstar at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $101.0 billion.

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

Residential Mortgage Loans

As of September 30, 2019, we had approximately $7.4 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $5.2 billion and notes and bonds payable with an aggregate face amount of approximately $1.0 billion. We acquired these loans through open market purchases, as well as through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2019 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Performing Loans(G) (J)	$557,762	$524,387	7,695	7.8%	4.6	20.2%	72.3%	10.2%	647
Purchased Credit Deteriorated Loans(H)	124,238	89,270	1,106	7.9%	3.2	19.3%	88.1%	60.7%	590
Total Residential Mortgage Loans, held-for-investment	$682,000	$613,657	8,801	7.8%	4.4	20.1%	75.2%	19.4%	636

Reverse Mortgage Loans(E) (F)	$13,032	$6,450	32	7.8%	5.3	10.1%	151.6%	65.1%	N/A
Performing Loans(G) (I)	709,867	726,935	10,798	4.3%	4.0	62.4%	54.3%	5.9%	688
Non-Performing Loans(H) (I)	726,570	616,612	5,562	5.1%	3.3	12.0%	80.7%	68.7%	594
Total Residential Mortgage Loans, held-for-sale	$1,449,469	$1,349,997	16,392	4.8%	3.6	36.7%	68.4%	37.9%	641

Acquired Loans	$4,024,252	$3,916,826	26,236	4.2%	7.4	2.0%	71.1%	15.3%	622
Originated Loans	1,248,711	1,289,425	4,465	4.0%	28.6	4.0%	77.6%	29.2%	672
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$5,272,963	$5,206,251	30,701	4.1%	12.5	2.5%	72.7%	18.6%	634

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 51% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of September 30, 2019, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $37.8 million and $27.7 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)	Includes $112.1 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization, which are carried at fair value based on New Residential’s election of the fair value option.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of September 30, 2019 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$878,431	59.6%	40.4%	117,312	675	18.3%	12.0%	172	3.9	1.7%	1.0%	1.8%	16.4%	5.0%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of September 30, 2019, we had a net investment of $23.0 million in LoanCo and WarrantCo. For further information, see Note 9 to our Condensed Consolidated Financial Statements.

The following is a summary of LoanCo’s consumer loan investments:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2019(C)	$1,226	25.0%	$1,632	18.7%	1.0	—%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.

(C)	Data as of August 31, 2019 as a result of the one month reporting lag.

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

Our critical accounting policies as of September 30, 2019, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Interest income	$448,127	$425,524	$22,603	$1,303,041	$1,212,902	$90,139
Interest expense	245,902	162,806	83,096	686,738	421,109	265,629
Net Interest Income	202,225	262,718	(60,493)	616,303	791,793	(175,490)

Impairment
Other-than-temporary impairment (OTTI) on securities	5,567	3,889	1,678	21,942	23,190	(1,248)
Valuation and loss provision (reversal) on loans and real estate owned (REO)	(10,690)	5,471	(16,161)	8,042	28,136	(20,094)
	(5,123)	9,360	(14,483)	29,984	51,326	(21,342)

Net interest income after impairment	207,348	253,358	(46,010)	586,319	740,467	(154,148)
Servicing revenue, net of change in fair value of $(228,405), $(26,741), $(619,914), and $35,118, respectively	53,050	175,355	(122,305)	133,366	538,784	(405,418)
Gain on sale of originated mortgage loans, net	100,541	45,732	54,809	194,029	45,732	148,297
Other Income
Change in fair value of investments in excess mortgage servicing rights	2,407	(4,744)	7,151	(1,421)	(55,711)	54,290
Change in fair value of investments in excess mortgage servicing rights, equity method investees	4,751	3,396	1,355	4,087	5,624	(1,537)
Change in fair value of investments in mortgage servicing rights financing receivables	(41,410)	(88,345)	46,935	(133,200)	63,628	(196,828)
Change in fair value of servicer advance investments	6,641	(5,353)	11,994	15,932	(86,581)	102,513
Change in fair value of investments in residential mortgage loans	(19,037)	647	(19,684)	90,551	647	89,904
Change in fair value of derivative instruments	58,508	24,299	34,209	(1,988)	27,985	(29,973)
Gain (loss) on settlement of investments, net	154,752	(11,893)	166,645	157,013	106,064	50,949
Earnings from investments in consumer loans, equity method investees	(2,547)	4,555	(7,102)	(890)	12,343	(13,233)
Other income (loss), net	(35,219)	(5,860)	(29,359)	(16,451)	10,415	(26,866)
	128,846	(83,298)	212,144	113,633	84,414	29,219

Operating Expenses
General and administrative expenses	133,513	98,587	34,926	351,359	139,169	212,190
Management fee to affiliate	20,678	15,464	5,214	58,261	46,027	12,234
Incentive compensation to affiliate	36,307	23,848	12,459	49,265	65,169	(15,904)
Loan servicing expense	7,192	11,060	(3,868)	26,167	33,609	(7,442)
Subservicing expense	52,875	43,148	9,727	147,763	135,703	12,060
	250,565	192,107	58,458	632,815	419,677	213,138

Income (Loss) Before Income Taxes	239,220	199,040	40,180	394,532	989,720	(595,188)
Income tax expense (benefit)	(5,440)	3,563	(9,003)	18,980	(5,957)	24,937
Net Income (Loss)	$244,660	$195,477	$49,183	$375,552	$995,677	$(620,125)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$14,738	$10,869	$3,869	$31,979	$32,058	$(79)
Dividends on Preferred Stock	$5,338	$—	$5,338	$5,338	$—	$5,338
Net Income (Loss) Attributable to Common Stockholders	$224,584	$184,608	$39,976	$338,235	$963,619	$(625,384)

Interest Income

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Interest income increased by $22.6 million, primarily attributable to incremental interest income of (i) $46.7 million from an increase in the size of the Real Estate Securities portfolio and (ii) $38.2 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through purchases, originations, and the execution of calls. The increase was partially offset by (iii) a $39.2 million decrease from MSR Financing Receivable attributable to the drop in discount accretion income recognized on servicer advances related to the Ocwen Transaction subsequent to September 30, 2018, (iv) a $12.5 million decrease from Servicer Advance Investments and Excess Mortgage Servicing Rights driven by retrospective adjustments resulting from changes in valuation assumptions on September 30, 2019, and (v) a $10.6 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Interest income increased by $90.1 million, primarily attributable to incremental interest income of (i) $203.0 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls and (ii) $96.4 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through purchases, originations, and the execution of calls. The increase was partially offset by (iii) a $137.5 million decrease from MSR Financing Receivable attributable to the drop in discount accretion income recognized on servicer advances related to the Ocwen Transaction subsequent to September 30, 2018, (iv) a $40.2 million decrease from Servicer Advance Investments and Excess Mortgage Servicing Rights driven by retrospective adjustments resulting from changes in valuation assumptions on September 30, 2019, and (v) a $30.1 million decrease from Consumer Loans attributable to lower unpaid principal balance.

Interest Expense

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Interest expense increased by $83.1 million primarily attributable to increases of (i) $55.9 million of interest expense on repurchase agreements financings on Real Estate Securities in which we made additional levered investments subsequent to September 30, 2018, (ii) $22.0 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, (iii) $7.4 million of interest expense on MSRs and related servicer advances financing obtained subsequent to September 30, 2018, and (iv) a $0.6 million increase in interest on debt collateralized by Excess MSRs as a result of draws subsequent to September 30, 2018. The increases were partially offset by (v) a $2.8 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding and refinancing.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Interest expense increased by $265.6 million primarily attributable to increases of (i) $173.8 million of interest expense on repurchase agreements financings on Real Estate Securities in which we made additional levered investments subsequent to September 30, 2018, (ii) $67.7 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, (iii) $31.1 million of interest expense on MSRs and related servicer advances financing obtained subsequent to September 30, 2018, and (iv) a $0.4 million increase in interest on debt collateralized by Excess MSRs as a result of draws subsequent to September 30, 2018. The increases were partially offset by (v) a $7.4 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding and refinancing.

Other-Than-Temporary Impairment on Securities

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The other-than-temporary impairment on securities increased by $1.7 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily resulting from a decline in fair values on a larger portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of September 30, 2019.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The other-than-temporary impairment on securities decreased by $1.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily resulting from a decline in fair values on a smaller portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of September 30, 2019.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The $16.2 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $12.1 million in reversal of impairment on certain loans related to changes in interest rates and improved performance and certain REOs with an increase in home prices, and (ii) $4.1 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The $20.1 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $7.9 million in reversal of impairment on certain loans related to changes in interest rates and improved performance, partially offset by additional impairment on certain REOs with an decrease in home prices, and (ii) $12.2 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(149,413)	$38,546	$(187,959)	$(555,765)	$209,182	$(764,947)
Changes in discount rates	57,896	(6,695)	64,591	127,314	46,264	81,050
Changes in other factors	29,659	12,341	17,318	153,080	(28,829)	181,909
Total	$(61,858)	$44,192	$(106,050)	$(275,371)	$226,617	$(501,988)

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Servicing revenue, net decreased $122.3 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily driven by (i) a $106.1 million change from positive mark-to-market adjustments during the three months ended September 30, 2018 to negative mark-to-market adjustments during the three months ended September 30, 2019, and (ii) a $97.8 million increase in amortization as a result of MSR acquisitions by our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements) that closed subsequent to September 30, 2018. The negative mark-to-market adjustments during the three months ended September 30, 2019 was primarily driven by an increase in prepayment rates, partially offset by a decrease in discount rates. The decrease was partially offset by (iii) a $79.4 million increase in servicing fee revenue and fees as a result of MSR acquisitions that closed subsequent to September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Servicing revenue, net decreased $405.4 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by (i) a $502.0 million change from positive mark-to-market adjustments during the nine months ended September 30, 2018 to negative mark-to-market adjustments during the nine months ended September 30, 2019, and (ii) a $155.3 million increase in amortization as a result of MSR acquisitions by our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements), as well as the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), which closed in July 2018. The negative mark-to-market adjustments during the nine months ended September 30, 2019 were primarily driven by an increase in prepayment rates, partially offset by a decrease in discount rates and costs of subservicing, and an increase in ancillary income. The decrease was partially offset by (iii) a $249.6 million increase in servicing fee revenue and fees as a result of MSR acquisitions and the Shellpoint Acquisition that closed in July 2018.

Gain on Sale of Originated Mortgage Loans, Net

As a result of the Shellpoint Acquisition in July 2018 (Note 1 to our Condensed Consolidated Financial Statements), our wholly owned subsidiary, NewRez, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans.

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Gain on sale of originated mortgage loans, net increased $54.8 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily driven by (i) $79.0 million higher value of MSRs retained on transfer of loans, and (ii) a $5.5 million increase in appraisal and other revenues earned in conjunction with the loan origination process, partially offset by (iii) a $29.4 million increase in loss on settlement of mortgage loan origination derivative instruments.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Gain on sale of originated mortgage loans, net increased $148.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by (i) $173.4 million higher value of MSRs retained on transfer of loans, (ii) a $22.3 million increase in appraisal and other revenues earned in conjunction with the loan origination process, and (iii) an $11.7 million increase in gain on loans originated and sold. The increase was partially offset by (iv) a $59.1 million increase in loss on settlement of mortgage loan origination derivative instruments.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(2,566)	$(9,872)	$7,306	$(20,268)	$(15,742)	$(4,526)
Changes in discount rates	4,167	—	4,167	13,446	—	13,446
Changes in other factors	806	5,128	(4,322)	5,401	(39,969)	45,370
Total	$2,407	$(4,744)	$7,151	$(1,421)	$(55,711)	$54,290
Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The positive mark-to-market adjustments during the three months ended September 30, 2019 were mainly driven by a decrease in discount rates, partially offset by changes in interest rates and prepayment rates. The negative mark-to-market adjustments during the three months ended September 30, 2018 were mainly driven by changes in interest rates and prepayment rates, as well as lower delinquency assumptions.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The negative mark-to-market adjustments during the nine months ended September 30, 2019 were mainly driven by changes in interest rates and prepayment rates, partially offset by a decrease in discount rates. The change between the mark-to-market adjustments during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were due to the realization of unrealized gains related to the Ocwen Transaction in 2018, which were reflected in Gain (Loss) on Settlement of Investments, Net.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(432)	$(2,203)	$1,771	$(7,897)	$(3,711)	$(4,186)
Changes in discount rates	768	—	768	3,939	—	3,939
Changes in other factors	4,415	5,599	(1,184)	8,045	9,335	(1,290)
Total	$4,751	$3,396	$1,355	$4,087	$5,624	$(1,537)

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The positive mark-to-market adjustments during the three months ended September 30, 2019 were mainly driven by interest income net of expenses recorded at the investee level, and a decrease in discount rates. Compared to the three months ended September 30, 2018 where the positive mark-to-market adjustments were mainly driven by interest income net of expenses recorded at the investee level, partially offset by changes in interest rates and prepayment rates.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The positive mark-to-market adjustments during the nine months ended September 30, 2019 were mainly driven by interest income net of expenses recorded at the investee level, and a decrease in discount rates, partially offset by changes in interest rates and prepayment rates. Compared to the nine months ended September 30, 2018 where the positive mark-to-market adjustments were mainly driven by interest income net of expenses recorded at the investee level and other market factors, partially offset by changes in interest rates and prepayment rates.

Change in Fair Value of Investments in MSR Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(44,152)	$(4,326)	$(39,826)	$(138,727)	$(18,939)	$(119,788)
Changes in discount rates	60,273	—	60,273	99,674	212,273	(112,599)
Changes in other factors	(6,772)	(35,003)	28,231	40,490	24,853	15,637
Total	$9,349	$(39,329)	$48,678	$1,437	$218,187	$(216,750)

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The change in fair value of investments in mortgage servicing rights financing receivable increased $46.9 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. $48.7 million of the increase was related to changes in valuation inputs and assumptions, primarily due to decrease in discount rates and costs of subservicing, and an increase in ancillary income, partially offset by an increase in prepayment rates. The remaining increase was primarily due to $0.7 million decrease in amortization expense, attributable to lower unpaid principal balance.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The change in fair value of investments in mortgage servicing rights financing receivable decreased $196.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. $216.8 million of the decrease was related to changes in valuation inputs and assumptions, primarily due to less decrease in discount rates and an increase in prepayment rates, partially offset by a decrease in costs of subservicing and an increase in ancillary income. The decrease was partially offset by $23.1 million decrease in amortization expense, attributable to lower unpaid principal balance.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	2019	2018	Amount
Changes in interest rates and prepayment rates	$(675)	$820	$(1,495)	$(2,379)	$2,357	$(4,736)
Changes in discount rates	8,419	(4,173)	12,592	22,045	(12,829)	34,874
Changes in other factors	(1,103)	(2,000)	897	(3,734)	(76,109)	72,375
Total	$6,641	$(5,353)	$11,994	$15,932	$(86,581)	$102,513

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The positive mark-to-market adjustments during the three months ended September 30, 2019 were mainly driven by a decrease in discount rates, compared to the three months ended September 30, 2018 where the negative mark-to-market adjustments were mainly driven by an increase in discount rates.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The positive mark-to-market adjustments during the nine months ended September 30, 2019 were mainly driven by a decrease in discount rates, compared to an increase in discount rates during the nine months ended September 30, 2018 resulting in negative mark-to-market adjustments. The change between the mark-to-market adjustments during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were due to the realization of unrealized gains related to the Ocwen Transaction in 2018, which were reflected in Gain (Loss) on Settlement of Investments, Net.

Change in Fair Value of Investments in Residential Mortgage Loans

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The change in fair value of investments in Residential Mortgage Loans decreased $19.7 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to (i) $36.0 million gain realized through securitizations, net of (ii) $16.1 million unrealized gains from changes in valuation assumptions and inputs.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The change in fair value of investments in Residential Mortgage Loans of increased $89.9 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the election of the fair value option on certain Residential Mortgage Loans acquired beginning July 2018, coupled with a decrease in discount rates on loans acquired. Residential Mortgage Loans were held at lower of cost or market value, rather than fair value, during the six months ended June 30, 2018.

Change in Fair Value of Derivative Instruments

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Change in fair value of derivative instruments increased $34.2 million. The increase was primarily related to (i) a $23.5 million increase in unrealized gain on Interest Rate Swaps, (ii) a $5.7 million increase in unrealized gain on TBAs, and (iii) a $5.2 million change from unrealized loss to unrealized gain on Interest Rate Lock Commitments due to increase in market interest rates.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Change in fair value of derivative instruments decreased $30.0 million. The decrease was primarily related to (i) a $46.6 million change from unrealized gain to unrealized loss on Interest Rate Swaps. The decrease was partially offset by (ii) a $16.2 million change from unrealized loss to unrealized gain on Interest Rate Lock Commitments, and (iii) $0.9 million increase in unrealized gain on TBAs due to increase in market interest rates.

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Gain (loss) on settlement of investments increased by $166.6 million from a loss to a gain, primarily related to (i) a $123.7 million change in loss on sale of real estate securities to gain on sale of real estate securities, (ii) a $39.6 million increase in gain on sale of residential mortgage loans, (iii) a $21.6 million increase in gain on sale or securitization of originated mortgage loans, (iv) a $11.5 million increase in gain on collapses due primarily to market interest rates and decreased delinquencies, (v) a $1.8 million decrease in loss on sale of REO, and (vi) a $0.6 million decrease in loss on extinguishment of debt related to debt restructuring. The increase was partially offset by (vii) a $33.6 million change in gain on settlement of derivatives to loss on settlement of derivatives related to TBAs and interest rate swaps, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Gain (loss) on settlement of investments increased by $50.9 million, primarily related to (i) a $267.9 million change in loss on sale of real estate securities to gain on sale of real estate securities, (ii) a $62.4 million increase in gain on sale or securitization of originated mortgage loans, (iii) a $54.8 million change from loss on sale of residential mortgage loans to gain on sale of residential mortgage loans, (iv) a $10.2 million increase in gain on collapses due primarily to market interest rates and decreased delinquencies, and (v) a $2.7 million decrease in loss on sale of REO. The increase was partially offset by (vi) a $228.5 million change in gain on settlement of derivatives to loss on settlement of derivatives related to TBAs and interest rate swaps, (vii) a $113.0 million decrease in gains on settlement of investments in excess MSRs and Servicer Advance Investments as a result of the Ocwen Transaction, and (viii) a $7.9 million increase in loss on extinguishment of debt related to debt restructuring, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $7.1 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), primarily as a result of declining portfolio and securitization, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $13.2 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 9 to our Condensed Consolidated Financial Statements), primarily as a result of declining portfolio and securitization, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Other Income (Loss), Net

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Other income (loss), net decreased by $29.4 million, primarily attributable to (i) a $14.4 million loss from uncollectible receivables, (ii) a $12.3 million change in unrealized gain on other ABS to unrealized loss on other ABS, (iii) a $4.9 million decrease in gain on transfer of loans to REO, (iv) a $3.5 million change in unrealized gain to unrealized loss on notes and bonds payable related to the SAFT bonds acquired in the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), (v) a $2.7 million increase in unrealized loss on contingent consideration related to the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements). The decrease was partially offset by (vi) a $6.2 million decrease in servicer advance expenses, and (vii) a $1.4 million decrease in loss on transfer of loans to other assets.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Other income (loss), net decreased by $26.9 million, primarily attributable to (i) a $14.4 million loss from uncollectible receivables,(ii) a $8.8 million decrease in gain on transfer of loans to REO, (iii) a $7.4 million increase in unrealized loss on contingent consideration related to the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), (iv) a $6.1 million change in unrealized gain to unrealized loss on notes and bonds payable related to the SAFT bonds acquired in the Shellpoint

Acquisition (Note 1 to our Condensed Consolidated Financial Statements), (v) a $3.5 million decrease in positive mark-to-market adjustments for retained MSRs, and (vi) a $3.0 million decrease in unrealized gain on other ABS. The decrease was partially offset by (vii) a $7.1 million decrease in servicer advance expenses, (viii) a $4.3 million decrease in REO expenses, and (ix) a $3.7 million decrease in other losses related to residential mortgage loans.

General and Administrative Expenses

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

General and administrative expenses increased by $34.9 million primarily attributable to (i) a $30.2 million increase in compensation and benefits expenses, loan origination expense, as well as rent, office, and other miscellaneous G&A expenses resulting from the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), and (ii) a $4.7 million increase in securitization fees, and deal and other consulting expenses due to increased securitization, deal, and refinancing activity during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

General and administrative expenses increased by $212.2 million primarily attributable to (i) a $200.1 million increase in compensation and benefits expenses, loan origination expense, as well as rent, office, and other miscellaneous G&A expenses resulting from the Shellpoint Acquisition (Note 1 to our Condensed Consolidated Financial Statements), and (ii) an $11.0 million increase in securitization fees, and deal and other consulting expenses due to increased securitization, deal, and refinancing activity during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Management Fee to Affiliate

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Management fee to affiliate increased by $5.2 million as a result of increases to our gross equity subsequent to September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Management fee to affiliate increased by $12.2 million as a result of increases to our gross equity subsequent to September 30, 2018.

Incentive Compensation to Affiliate

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Incentive compensation to affiliate increased by $12.5 million due to an increase in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Incentive compensation to affiliate decreased by $15.9 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Loan Servicing Expense

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Loan servicing expense decreased by $3.9 million primarily due to (i) a $4.5 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance, partially offset by (ii) a $0.6 million increase of loan servicing expense on Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Loan servicing expense decreased by $7.4 million primarily due to (i) a $8.2 million decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance, partially offset by (ii) a $0.8 million increase of loan servicing expense on Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls.

Subservicing Expense

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Subservicing expense increased $9.7 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as a result of an increase in subserviced loans due to transactions that closed subsequent to September 30, 2018 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Subservicing expense increased $12.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of an increase in subserviced loans due to transactions that closed subsequent to September 30, 2018 within our licensed servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Income tax expense (benefit) changed by $9.0 million, as a result of an income tax benefit of $5.4 million during the three months ended September 30, 2019 compared to an income tax expense of $3.6 million during the three months ended September 30, 2018, primarily due to the deferred tax benefit generated by changes in the fair value of MSRs quarter over quarter.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Income tax expense (benefit) changed by $24.9 million, as a result of an income tax expense of $19.0 million during the nine months ended September 30, 2019 compared to an income tax benefit of $6.0 million during the nine months ended September 30, 2018, primarily due to the deferred tax expense generated by changes in the fair value of MSRs giving rise to an increase in taxable income in the TRS.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Noncontrolling interests in income of consolidated subsidiaries increased by $3.9 million primarily due to (i) a $1.8 million increase in other’s interest in the net income of the Buyer as a result of a change from negative to positive mark-to-market adjustments in the fair value of the Buyer’s assets and lower interest expense, partially offset by a net decrease in interest income earned on the Buyer’s levered assets, (ii) a $1.3 million increase from the Shelter JVs, acquired as part of the Shellpoint Acquisition in the third quarter of 2018 (Note 1 to our Condensed Consolidated Financial Statements), and (iii) a $0.8 million increase from a net increase in income from the Consumer Loan Companies, which are 46.5% owned by third parties, during the three months ended September 30, 2019.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Noncontrolling interests in income of consolidated subsidiaries decreased by $0.1 million primarily due to (i) a $5.4 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties, during the nine months ended September 30, 2019. The decrease was partially offset by (ii) a $3.2 million increase from the Shelter JVs, acquired as part of the Shellpoint Acquisition in the third quarter of 2018 (Note 1 to our Condensed Consolidated Financial Statements), and (iii) a $2.1 million increase in other’s interest in the net income of the Buyer as a result of a change from negative to positive mark-to-market adjustments in the fair value of the Buyer’s assets and lower interest expense, partially offset by a net decrease in interest income earned on the Buyer’s levered assets, during the nine months ended September 30, 2019.

Dividends on Preferred Stock

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

During the three months ended September 30, 2019, in a public offering, we issued Preferred Series A and Preferred Series B (Note 13 to our Condensed Consolidated Financial Statements), and declared preferred dividends of $5.3 million.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, in a public offering, we issued Preferred Series A and Preferred Series B (Note 13 to our Condensed Consolidated Financial Statements), and declared preferred dividends of $5.3 million.

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to regulatory requirements regarding NRM’s and NewRez’s liquidity. As of September 30, 2019, approximately $454.3 million of our cash and cash equivalents was held at NRM and NewRez, of which $288.0 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2019, we had outstanding repurchase agreements with an aggregate face amount of approximately $23.1 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 2% - 5% for Agency RMBS, 4% - 60% for Non-Agency RMBS, and 6% - 55% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.6 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

With respect to the next 12 months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our repurchase agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls, mortgage loan originations and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	September 30, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$10,733,236	$10,733,236	Oct-19 to May-20	2.31%	0.1	$10,611,553	$10,825,984	$10,886,787	2.4
Non-Agency RMBS (E)	7,144,329	7,144,329	Oct-19 to Sep-20	3.08%	0.1	21,021,981	7,113,471	7,786,425	6.3
Residential Mortgage Loans(F)	5,165,150	5,164,159	Oct-19 to May-21	3.74%	0.6	5,960,958	6,025,596	5,805,242	13.9
Real Estate Owned(G)(H)	68,651	68,635	Oct-19 to May-21	3.85%	0.4	N/A	N/A	95,410	N/A
Total Repurchase Agreements	23,111,366	23,110,359		2.87%	0.3
Notes and Bonds Payable
Excess MSRs(I)	269,759	269,759	Feb-20 to Jul-22	4.95%	1.9	103,514,484	315,847	416,899	5.8
MSRs(J)	2,360,182	2,352,961	Mar-20 to Jul-24	4.23%	2.0	452,215,330	4,718,333	5,113,271	5.5
Servicer Advances(K)	2,903,093	2,896,819	Jan-20 to Aug-23	3.22%	2.0	3,316,416	3,482,368	3,512,345	1.6
Residential Mortgage Loans(L)	1,012,342	1,015,360	Apr-20 to Jul-43	4.09%	3.7	1,258,875	1,277,193	1,194,186	8.0
Consumer Loans(M)	868,214	870,973	Dec-21 to May-36	3.25%	4.0	878,317	884,473	881,069	5.6
Total Notes and Bonds Payable	7,413,590	7,405,872		3.73%	2.5
Total/ Weighted Average	$30,524,956	$30,516,231		3.08%	0.8

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through October 31, 2019 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $77.8 million of associated accrued interest payable as of September 30, 2019.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $4.4 billion of related trade and other receivables.

(E)
$6,585.6 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $558.8 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements of $7.5 million on retained servicer advance and consumer loan bonds and of $671.3 million on retained bonds collateralized by Agency MSRs.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $169.8 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.00%, and $100.0 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our interests in MSRs that secure these notes.

(J)
Includes: $940.2 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; and $1,419.9 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and mortgage servicing rights financing receivables that secure these notes.

(K)
$2.6 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.15% to 1.99%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and mortgage servicing rights financing receivables owned by NRM.

(L)
Represents: (i) a $6.0 million note payable to Nationstar which includes a $1.5 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $109.9 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 12 for details), (iii) $362.1 million of asset-backed notes held by third parties which bear interest equal to 4.59% (see Note 12 for details), and (iv)

$535.1 million of asset-backed notes held by third parties which include $1.3 million of REO and bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $787.9 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036, $70.4 million UPB of Class B notes with a coupon of 3.58% and a stated maturity date in May 2036, and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036. Also includes a $1.2 million face amount note which bears interest equal to 4.00%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $23.1 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2019
	Outstanding Balance at September 30, 2019	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$10,733,236	$7,604,281	$16,181,622	2.53%
Non-Agency RMBS	7,144,329	7,681,276	8,864,155	3.46%
Residential mortgage loans	4,742,824	2,403,677	5,155,161	4.24%
Real estate owned	63,831	65,768	101,153	4.40%
Notes and Bonds Payable
Excess MSRs	100,000	71,062	100,000	4.87%
MSRs	940,188	728,119	1,256,040	4.71%
Servicer advances	615,733	357,863	773,968	3.15%
Residential mortgage loans	541,040	361,984	542,321	3.56%
Total/Weighted Average	$24,881,181	$19,274,030		3.26%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Repurchase Agreements
Agency RMBS	$3,428,226	$5,364,480	$6,846,716	$10,544,720
Non-Agency RMBS	7,444,959	7,399,226	7,675,607	7,986,868
Residential mortgage loans	1,675,353	2,155,752	2,681,220	3,432,062
Real estate owned	68,416	91,025	48,247	58,390

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of September 30, 2019, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2019	$1,978	$18,781,709	$18,783,687
2020	615,733	5,480,786	6,096,519
2021	1,088,623	1,034,034	2,122,657
2022	1,162,067	169,759	1,331,826
2023	400,000	403,433	803,433
2024 and thereafter	976,300	410,534	1,386,834
	$4,244,701	$26,280,255	$30,524,956

(A)	Includes repurchase agreements and notes and bonds payable of $2.0 million and $4,242.7 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $23,109.4 million and $3,170.9 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 1.4% and 8.2%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 11.0% and 28.0%, respectively, during the nine months ended September 30, 2019.

Borrowing Capacity

The following table represents our borrowing capacity as of September 30, 2019 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$9,112,297	$5,233,801	$3,878,496
Non-Agency RMBS	650,000	558,756	91,244

Notes and Bonds Payable
Excess MSRs	150,000	100,000	50,000
MSRs	1,375,000	940,188	434,812
Servicer advances(A)	1,204,660	1,053,127	151,533
Residential Mortgage Loans	650,000	535,063	114,937
Consumer loans	150,000	1,228	148,772
	$13,291,957	$8,422,163	$4,869,794

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.02% fee on the unused borrowing capacity.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2019.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

On July 2, 2019, we issued 6.2 million shares of our Preferred Series A. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 0.6 million shares of our common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.5 million as of the grant date.

On August 15, 2019, in a public offering, we issued 11.3 million shares of our Preferred Series B. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 1.1 million shares of our common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.7 million as of the grant date.

Our Preferred Series A and Preferred Series B rank senior to all classes or series of our common stock and to all other equity securities issued by us that expressly indicate are subordinated to the Preferred Series A and Preferred Series B with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up. Our Preferred Series A and Preferred Series B have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Preferred Series A and Preferred Series B are convertible to shares of our common stock.

From and including, July 2, 2019 and August 15, 2019, but excluding, August 15, 2024, holders of shares of our Preferred Series A and Preferred Series B are entitled to receive cumulative cash dividends at a rate of 7.50% per annum and 7.125% of the $25.00 liquidation preference per share (equivalent to $1.875 and $1.781 per annum per share), respectively, and from and including August 15, 2024, at a floating rate per annum equal to the three-month LIBOR plus a spread of 5.802% and 5.640% per annum, respectively. Dividends are payable quarterly in arrears on or about the 15th day of each February, May, August and October.

The Preferred Series A and Preferred Series B will not be redeemable before August 15, 2024, except under certain limited circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024, we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A and Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, as of September 30, 2019.

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

On July 30, 2018, we entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). As of June 30, 2019, we had sold 0.5 million ATM Shares for aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, we granted options to the Manager relating to 0.05 million shares of our common stock at the offering price, which had fair value of approximately $0.1 million as of the grant date.

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

On August 20, 2019, we announced that our board of directors had authorized the repurchase of up to $200.0 million of our common stock through December 31, 2020. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

As of September 30, 2019, our outstanding options had a weighted average exercise price of $16.30. Our outstanding options as of September 30, 2019 were summarized as follows:

Held by the Manager	10,511,167
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,290,749
Issued to the independent directors	7,000
Total	12,808,916

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2019, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2018	$417,023
Net unrealized gain (loss) on securities	469,183
Reclassification of net realized (gain) loss on securities into earnings	(179,280)
Accumulated other comprehensive income, September 30, 2019	$706,926

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2019, we recorded unrealized gains on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net tightening of mortgage credit spreads. We recorded OTTI charges of $21.9 million with respect to real estate securities and realized gains of $201.2 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
September 30, 2018	October 2018	$0.50
December 31, 2018	January 2019	$0.50
March 31, 2019	April 2019	$0.50
June 30, 2019	July 2019	$0.50
September 30, 2019	October 2019	$0.50

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $2.2 billion for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Operating cash flows for the nine months ended September 30, 2019 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $13.3 billion, servicing fees received of $729.2 million, net recoveries of servicer advances receivable of $366.4 million, net interest income received of $702.3 million, and distributions of earnings from equity method investees of $8.9 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $6.0 billion, originations of $10.4 billion, incentive compensation and management fees paid to the Manager of $151.9 million, income taxes paid of $1.2 million, subservicing fees paid of $273.7 million and other outflows of approximately $611.3 million including general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $(5.3) billion for the nine months ended September 30, 2019. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $8.1 billion during the nine months ended September 30, 2019. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.3 billion. As of September 30, 2019, there was $11.2 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have a co-investment in a portfolio of consumer loans held through an entity (“LoanCo”) which we account for under the equity method.

We did not have any other off-balance sheet arrangements as of September 30, 2019. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2019 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2018, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2019:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts.

See Notes 14 and 18 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2019, if any. As described in Note 14, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $279.4 million of unfunded and available revolving credit privileges as of September 30, 2019. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

Since the third quarter of 2018, as a result of the Shellpoint Acquisition, the Company, through its wholly owned subsidiary, NewRez, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which we believe is an indicator of performance for the Servicing and Origination segment and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

Beginning with the third quarter of 2019, as a result of the continued evaluation of how Shellpoint operates its business and its impact on our operating performance, core earnings includes Shellpoint’s GAAP net income with the exception of the unrealized gains or losses due to changes in valuation inputs and assumptions on MSRs owned by NewRez, and non-capitalized transaction-related expenses. This change was not material to core earnings for the quarter ended September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$224,584	$184,608	$338,235	$963,619
Adjustments for Non-Core Earnings:
Impairment	(5,123)	9,360	29,984	51,326
Change in fair value of investments in mortgage servicing rights	45,541	(3,515)	272,259	(394,717)
Change in fair value of servicer advance investments	(6,641)	5,353	(15,932)	86,581
Change in fair value of investments in residential mortgage loans	7,290	(647)	(102,298)	(647)
Change in fair value of derivative instruments	(41,910)	(24,299)	18,586	(27,985)
(Gain) loss on settlement of investments, net (Note 2)	(135,935)	11,893	(108,455)	(106,064)
Other (income) loss (Note 2)	35,271	5,860	16,503	(10,415)
Other Income and Impairment attributable to non-controlling interests	(994)	(4,633)	(9,052)	(17,088)
Gain (loss) on sale or securitization of originated mortgage loans (Note 2)	21,611	2,757	62,399	2,757
Non-capitalized transaction-related expenses (Note 2)	8,155	5,274	24,305	18,784
Incentive compensation to affiliate (Note 14)	36,307	23,848	49,265	65,169
Preferred stock management fee to affiliate	1,055	—	1,055	—
Deferred taxes (Note 17)	(6,652)	(1,865)	18,080	(12,680)
Interest income on residential mortgage loans, held-for-sale	18,852	5,906	45,041	12,774
Limit on RMBS discount accretion related to called deals	(34)	(2,914)	(19,590)	(13,108)
Adjust consumer loans to level yield	1,922	(6,760)	4,884	(21,915)
Core earnings of equity method investees:
Excess mortgage servicing rights (Note 4)	3,987	4,468	6,102	10,514
Core Earnings	$207,286	$214,694	$631,371	$606,905

Net Income Per Diluted Share	$0.54	$0.54	$0.83	$2.86
Core Earnings Per Diluted Share	$0.50	$0.63	$1.55	$1.80

Weighted Average Number of Shares of Common Stock Outstanding, Diluted	415,588,238	340,868,403	406,671,972	337,078,824

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that we are exposed to are interest rate risk, mortgage basis spread risk, prepayment rate risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies.”

Beginning with the third quarter of 2019, as a result of refinement of our risk management practices, including expansion of our hedging program, we have adjusted our sensitivity analysis. In prior periods, our sensitivity analysis reported the impact specific to changes in short term interest rates with no changes to discount rate spreads and yields. We have adjusted to report projected changes from a parallel shift in interest rates across all maturities along with corresponding changes in discount rates. In addition, based on management’s evaluation of the significance of each market risk exposure to our company, we have adjusted our sensitivity analysis to capture changes in mortgage basis spread risk and to remove credit spread risk. These changes resulted in a material impact to the results of our sensitivity analysis and therefore, we have provided summarized comparable information under the new sensitivity analysis for the prior period.

Interest Rate Risk

Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our investments in various ways, the most significant of which are discussed below.

Fair Value Impact

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

As of September 30, 2019, an immediate 50 basis point increase in short term interest rates, based on a parallel shift in the yield curve (assuming an unchanged mortgage basis), would reduce our net book value by approximately $6.2 million, whereas a 50 basis point decrease in short term interest rates would increase our net book value by approximately $3.7 million, based on the present value of estimated cash flows on a static portfolio of investments. This includes changes in our book value resulting from potential related changes in discount rates.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021.  We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. The below table is comparative in order to show the prior period sensitivity analysis under our new methodology.

	June 30, 2019	September 30, 2019
Interest rate change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+50bps	+$6.2mm	-$36.2mm
+25bps	+$4.0mm	-$14.0mm
-25bps	-$5.9mm	+$5.9mm
-50bps	-$13.7mm	+$3.7mm

Mortgage Basis Spread Risk

Mortgage basis measures the spread between the yield on current coupon mortgage backed securities and benchmark rates including treasuries and swaps. The level of mortgage basis is driven by demand and supply of mortgage backed instruments relative to other rate-sensitive assets. Changes in the mortgage basis have an impact on prepayment rates driven by the ability of borrowers underlying our portfolio to refinance. A lower mortgage basis would imply a lower mortgage rate which would increase prepayment speeds due to higher refinance activity and, therefore, lower fair value of our mortgage portfolio. As of September 30, 2019, an immediate 20 basis point increase in mortgage basis would increase our net book value by approximately $39.4 million, whereas a 20 basis point decrease in mortgage basis would decrease our net book value by approximately $40.6 million, based on the present value of estimated cash flows on a static portfolio of investments. The below table is comparative in order to show the prior period sensitivity analysis under our new methodology.

	June 30, 2019	September 30, 2019
Mortgage Basis change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+20bps	+$79.8mm	+$39.4mm
+10bps	+$39.9mm	+$19.8mm
-10bps	-$40.0mm	-$20.1mm
-20bps	-$80.2mm	-$40.6mm

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of September 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2019	$221,560
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$233,576	$227,967	$215,552	$208,747
Change in estimated fair value:
Amount	$12,016	$6,407	$(6,008)	$(12,813)
%	5.4%	2.9%	(2.7)%	(5.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$233,618	$228,908	$214,816	$211,680
Change in estimated fair value:
Amount	$12,058	$7,348	$(6,744)	$(9,880)
%	5.4%	3.3%	(3.0)%	(4.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$221,913	$221,744	$221,404	$221,235
Change in estimated fair value:
Amount	$353	$184	$(156)	$(325)
%	0.2%	0.1%	(0.1)%	(0.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$214,864	$218,219	$224,929	$228,284
Change in estimated fair value:
Amount	$(6,696)	$(3,341)	$3,369	$6,724
%	(3.0)%	(1.5)%	1.5%	3.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of September 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2019	$176,504
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$187,808	$182,601	$170,900	$164,407
Change in estimated fair value:
Amount	$11,304	$6,097	$(5,604)	$(12,097)
%	6.4%	3.5%	(3.2)%	(6.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$190,121	$184,296	$169,440	$165,449
Change in estimated fair value:
Amount	$13,617	$7,792	$(7,064)	$(11,055)
%	7.7%	4.4%	(4.0)%	(6.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$176,523	$176,521	$176,518	$176,516
Change in estimated fair value:
Amount	$19	$17	$14	$12
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$173,437	$174,978	$178,061	$179,602
Change in estimated fair value:
Amount	$(3,067)	$(1,526)	$1,557	$3,098
%	(1.7)%	(0.9)%	0.9%	1.8%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of September 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2019	$132,259
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$138,805	$135,647	$128,986	$125,484
Change in estimated fair value:
Amount	$6,546	$3,388	$(3,273)	$(6,775)
%	4.9%	2.6%	(2.5)%	(5.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$138,370	$135,993	$128,756	$127,242
Change in estimated fair value:
Amount	$6,111	$3,734	$(3,503)	$(5,017)
%	4.6%	2.8%	(2.6)%	(3.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$132,487	$132,352	$132,083	$131,949
Change in estimated fair value:
Amount	$228	$93	$(176)	$(310)
%	0.2%	0.1%	(0.1)%	(0.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$128,488	$130,353	$134,082	$135,947
Change in estimated fair value:
Amount	$(3,771)	$(1,906)	$1,823	$3,688
%	(2.9)%	(1.4)%	1.4%	2.8%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including mortgage servicing rights financing receivables, owned as of September 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2019	$3,636,711
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,819,885	$3,733,227	$3,545,124	$3,443,678
Change in estimated fair value:
Amount	$183,174	$96,516	$(91,587)	$(193,033)
%	5.0%	2.7%	(2.5)%	(5.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,864,772	$3,743,884	$3,539,852	$3,452,425
Change in estimated fair value:
Amount	$228,061	$107,173	$(96,859)	$(184,286)
%	6.3%	2.9%	(2.7)%	(5.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,650,369	$3,643,454	$3,629,626	$3,622,717
Change in estimated fair value:
Amount	$13,658	$6,743	$(7,085)	$(13,994)
%	0.4%	0.2%	(0.2)%	(0.4)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,511,603	$3,574,071	$3,699,008	$3,761,477
Change in estimated fair value:
Amount	$(125,108)	$(62,640)	$62,297	$124,766
%	(3.4)%	(1.7)%	1.7%	3.4%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including mortgage servicing rights financing receivables, owned as of September 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2019	$1,233,592
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,328,865	$1,287,146	$1,185,955	$1,126,483
Change in estimated fair value:
Amount	$95,273	$53,554	$(47,637)	$(107,109)
%	7.7%	4.3%	(3.9)%	(8.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,286,886	$1,259,011	$1,213,398	$1,195,616
Change in estimated fair value:
Amount	$53,294	$25,419	$(20,194)	$(37,976)
%	4.3%	2.1%	(1.6)%	(3.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,267,992	$1,245,516	$1,200,545	$1,178,053
Change in estimated fair value:
Amount	$34,400	$11,924	$(33,047)	$(55,539)
%	2.8%	1.0%	(2.7)%	(4.5)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,215,987	$1,225,223	$1,243,692	$1,252,927
Change in estimated fair value:
Amount	$(17,605)	$(8,369)	$10,100	$19,335
%	(1.4)%	(0.7)%	0.8%	1.6%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of September 30, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2019	$372,926
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$392,886	$382,305	$362,946	$354,169
Change in estimated fair value:
Amount	$19,960	$9,379	$(9,980)	$(18,757)
%	5.4%	2.5%	(2.7)%	(5.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$398,886	$384,635	$361,543	$351,942
Change in estimated fair value:
Amount	$25,960	$11,709	$(11,383)	$(20,984)
%	7.0%	3.1%	(3.1)%	(5.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$377,595	$374,961	$369,692	$367,058
Change in estimated fair value:
Amount	$4,669	$2,035	$(3,234)	$(5,868)
%	1.3%	0.5%	(0.9)%	(1.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$354,049	$363,187	$381,465	$390,603
Change in estimated fair value:
Amount	$(18,877)	$(9,739)	$8,539	$17,677
%	(5.1)%	(2.6)%	2.3%	4.7%

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

ITEM 1A. RISK FACTORS

Investing in our stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT and (v) Risks Related to Our Stock. However, these categories do overlap and should not be considered exclusive.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs to NRM (the “Ocwen Subject MSRs”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to our subsidiaries, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to our subsidiaries. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to our subsidiaries. As of September 30, 2019, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our Condensed Consolidated Financial Statements).

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

Moreover, we are party to repurchase agreements with a limited number of counterparties. If any of our counterparties elected not to renew our repurchase agreements, we may not be able to find a replacement counterparty, which would have a material adverse effect on our financial condition.

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

Certain of our subsidiaries originate and service residential mortgage loans, which subject us to various operational risks that could have a negative impact on our financial results.

As a result of our previously disclosed acquisitions of Shellpoint Partners LLC and from Ditech, among others, certain subsidiaries of New Residential perform various mortgage and real estate related services, and have origination and servicing operations, which entail borrower-facing activities and employing personnel. Prior to such acquisitions, neither we nor any of our subsidiaries have previously originated or serviced loans directly, and owning entities that perform these and other operations could expose us to risks similar to those of our Servicing Partners, as well as various other risks, including, but not limited to those pertaining to:

•	risks related to compliance with applicable laws, regulations and other requirements;

•	significant increases in delinquencies for the loans;

•	compliance with the terms of related servicing agreements;

•	financing related servicer advances and the origination business;

•	expenses related to servicing high risk loans;

•	unrecovered or delayed recovery of servicing advances;

•
a general risk in foreclosure rates, which may ultimately reduce the number of mortgages that we service (also see-“The residential mortgage loans underlying the securities we invest in and the loans we directly invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.”);

•	maintaining the size of the related servicing portfolio and the volume of the origination business;

•	compliance with FHA underwriting guidelines; and

•	termination of government mortgage refinancing programs.

Any of the foregoing risks, among others, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, and our subsidiaries' business results may be significantly impacted by the existing and future laws and regulations to which they are subject. If our subsidiaries performing mortgage lending and servicing activities fail to operate in compliance with both existing and future statutory, regulatory and other requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.

Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the Federal Trade Commission, the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Department of Veterans Affairs (“VA”), the SEC and various state agencies that license, audit, investigate and conduct examinations of such subsidiaries’ mortgage servicing, origination, debt collection, and other activities. In the current regulatory environment, the policies, laws, rules and regulations applicable to our subsidiaries’ mortgage origination and servicing businesses have been rapidly evolving. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in our and our subsidiaries’ business practices and may materially increase the costs of compliance. We are unable to predict whether any such changes will adversely affect our business.

We and our subsidiaries must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our subsidiaries’ businesses, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and such statutes mandate certain disclosures and notices to borrowers. These requirements can and will change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.

In addition, the GSEs, Ginnie Mae and other business counterparties subject our subsidiaries’ mortgage origination and servicing businesses to periodic examinations, reviews and audits, and we routinely conduct our own internal examinations, reviews and audits. These various examinations, reviews and audits of our subsidiaries’ businesses and related activities may reveal deficiencies in such subsidiaries’ compliance with our policies and other requirements to which they are subject. While we strive to investigate and remediate such deficiencies, there can be no assurance that our internal investigations will reveal any deficiencies or that any remedial measures that we implement, which could involve material expense, will ensure compliance with applicable policies, laws, regulations and other requirements or be deemed sufficient by the GSEs, Ginnie Mae, federal and local governmental authorities or other interested parties.

We and our subsidiaries devote substantial resources to regulatory compliance and regulatory inquiries, and we incur, and expect to continue to incur, significant costs in connection therewith. Our business, financial condition, liquidity and/or results of operations could be materially and adversely affected by the substantial resources we devote to, and the significant compliance costs we incur in connection with, regulatory compliance and regulatory inquiries, including any fines, penalties, restitution or similar payments we may be required to make in connection with resolving such matters.

The actual or alleged failure of our mortgage origination and servicing subsidiaries to comply with applicable federal, state and local laws and regulations and GSE, Ginnie Mae and other business counterparty requirements, or to implement and adhere to adequate remedial measures designed to address any identified compliance deficiencies, could lead to:

•	the loss or suspension of licenses and approvals necessary to operate our or our subsidiaries’ business;

•	limitations, restrictions or complete bans on our or our subsidiaries’ business or various segments of our business;

•	our or our subsidiaries’ disqualification from participation in governmental programs, including GSE, Ginnie Mae, and VA programs;

•	breaches of covenants and representations under our servicing, debt, or other agreements;

•	negative publicity and damage to our reputation;

•	governmental investigations and enforcement actions;

•	administrative fines and financial penalties;

•	litigation, including class action lawsuits;

•	civil and criminal liability;

•	termination of our servicing and subservicing agreements or other contracts;

•	demands for us to repurchase loans;

•	loss of personnel who are targeted by prosecutions, investigations, enforcement actions or litigation;

•	a significant increase in compliance costs;

•	a significant increase in the resources we and our subsidiaries devote to regulatory compliance and regulatory inquiries;

•	an inability to access new, or a default under or other loss of current, liquidity and funding sources necessary to operate our business;

•	restrictions on our or our subsidiaries’ business activities;

•	impairment of assets; and

•	an inability to execute on our business strategy.

Any of these outcomes could materially and adversely affect our reputation, business, financial condition, prospects, liquidity and/or results of operations.

We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us. Additionally, in recent years, the general trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. The CFPB continues to take an active role in supervising the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and originations continues to evolve. Individual states have also been increasingly active in supervising non-bank mortgage lenders and servicers such as NewRez, and certain regulators have communicated recommendations, expectations or demands with respect to areas such as corporate governance, safety and soundness, risk and compliance management, and cybersecurity, in addition to their focus on traditional licensing and examination matters.

Following the 2018 Congressional elections, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd-Frank Act and CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd-Frank Act or to the federal regulatory environment generally. Such actions could impact the mortgage industry generally or us specifically, could impact our relationships with other regulators, and could adversely impact our business.

The CFPB and certain state regulators have increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. For example, in 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The New York Department of Financial Services (“NY DFS”) also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which requires banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. In addition, in June 2018, the State of California signed into law the California Consumer Privacy Act (“CCPA”), which will become effective in January 2020, will require businesses that maintain personal information of California residents, including certain mortgage lenders and servicers, to notify certain consumers when collecting their data, respond to consumer requests relating to the uses of their data, verify the identities of consumers who make requests, disclose details regarding transactions involving their data, and maintain records of consumer’ requests relating to their data, among various other obligations, and to create procedures designed to comply with CCPA requirements. The CCPA will become effective on January 1, 2020, and its implementing regulations are in the process of becoming finalized. The impact of the CCPA and its implementing regulations on our mortgage origination and servicing businesses remains uncertain, and may result in an increase in legal and compliance costs.

New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, any of the foregoing could materially and adversely affect our business and our financial condition, liquidity and results of operations.

A failure to maintain minimum servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.

S&P, Moody’s and Fitch rates Shellpoint Mortgage Servicing as a residential loan servicer, and a downgrade, or failure to maintain, any of our servicer ratings could:

•	adversely affect our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac;

•	adversely affect our ability to finance servicing advances and certain other assets;

•	lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;

•	cause our termination as servicer in our servicing agreements that require that we maintain specified servicer ratings; and

•	further impair our ability to consummate future servicing transactions.

Any of the above could adversely affect our business, financial condition and results of operations.

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

As of September 30, 2019, 24.9% and 23.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.6% and 6.8% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of September 30, 2019, 38.4% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 24.1% was located in the Southeastern U.S., 21.2% was located in the Northeastern U.S., 9.8% was located in the Midwestern U.S. and 6.4% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2019, 68.6% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 31.4% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans and/or MSRs. In the event that any licensing requirement is applicable to us, and we do not hold such licenses, there can be no assurance that we will obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. With respect to mortgage loans, in lieu of obtaining such licenses, we may contribute our acquired residential mortgage loans to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements. We have formed one or more subsidiaries to apply for certain state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing. In addition, even if we obtain necessary licenses, we may not be able to maintain them. Any of these circumstances could limit our ability to invest in residential mortgage loans or MSRs in the future and have a material adverse effect on us.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as its based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

Cybersecurity incidents and technology disruptions or failures could damage our business operations and reputation, increase our costs and subject us to potential liability.

As our reliance on rapidly changing technology has increased, so have the risks that threaten the confidentiality, integrity or availability of our information systems, both internal and those provided to us by third-party service providers (including, but not limited to, our Servicing Partners). Cybersecurity incidents may involve gaining authorized or unauthorized access to our information systems for purposes of theft of certain personally identifiable information of consumers, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Disruptions and failures of our systems or those of our third-party vendors could result from these incidents or be caused by fire, power outages, natural disasters and other similar events and may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations.

Despite our efforts to ensure the integrity of our systems, there can be no assurance that any such cyber incidents will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods and sources of breaches change frequently or may not be immediately detected.

In addition, we are subject to various privacy and data protection laws and regulations, and any changes to laws or regulations, including new restrictions or requirements applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. For example, the New York State Department of Financial Services requires certain financial services companies, such as NRM and NewRez, to establish a detailed cybersecurity program and comply with other requirements, and the California Consumer Privacy Act of 2018 creates new compliance regulations on businesses that collect information from California residents.

Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, additional regulatory scrutiny, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We depend on counterparties and vendors to provide certain services, which subjects us to various risks.

We have a number of counterparties and vendors, who provide us with financial, technology and other services that support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on similarly acceptable terms, or at all. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor’s activities comply in all material respects with such regulations. In the event that a vendor’s activities are not in compliance, it could negatively impact our relationships with our regulators, as well as our business and operations. Accordingly, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to risks related to securitization of any loans originated and/or serviced by our subsidiaries.

The securitization of any loans that we originate and/or service subject us to various risks that may increase our compliance costs and adversely impact our financial results, including:

•	compliance with the terms of the agreements governing the securitized pools of loans, including any indemnification and repurchase provisions;

•
reliance on programs administered by Fannie Mae, Freddie Mac, and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see-“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and -“The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business”); and

•
federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and originations criteria for securitized mortgage loans.

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

Our business could suffer if we fail to attract and retain highly skilled personnel.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of the Company, in particular skilled managers, loan officers, underwriters, loan servicers, debt default specialists and other personnel specialized in finance, risk and compliance. Trained and experienced personnel are in high demand and may be in short supply in some areas. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), has obtained applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions. As a result of NRM’s current and expected approvals, NRM is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations do, and may in the future, significantly affect the way that NRM does business, and subject NRM and New Residential to additional costs and regulatory obligations, which could impact our financial results.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Moreover, our ability to make distributions may be adversely affected by the risk factors described herein. See also “—Risks Related to our Stock—We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.”

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

Risks Related to our Stock

There can be no assurance that the market for our stock will provide you with adequate liquidity.

Our common stock began trading on the NYSE in May 2013, and our preferred stock began trading on the NYSE in July 2019. There can be no assurance that an active trading market for our common and preferred stock will be sustained in the future, and the market price of our common and preferred stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common and preferred stock.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. We have adopted a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We reserved 15 million shares of our common stock for issuance under the Plan. The term of the Plan expires in 2023. On the first day of each fiscal year beginning during the term of the Plan, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year. In connection with any offering of our common or preferred stock, we will issue to our Manager options relating to shares of our common stock, representing 10% of the number of shares being offered. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares relating to any options granted to the Manager in connection with an offering of our common stock would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

We may incur or issue debt or issue equity, which may negatively affect the market price of our common stock.

We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our preferred stock has, and any additional preferred stock issued by us would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

We have not established a minimum distribution payment level for our common stock, and we cannot assure you of our ability to pay distributions in the future.

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

Our board of directors approved two increases in our quarterly dividends during 2017, which has resulted in reduced cash flows and we will begin making distributions on our preferred stock issued in July 2019, beginning in November 2019, which will further reduce our cash flows. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Mr. David Schneider, the Chief Accounting Officer of the Company, has resigned as an officer of the Company effective as of October 31, 2019. The board of directors of the Company has appointed Mr. Nicola Santoro, Jr. as Chief Accounting Officer effective as of October 31, 2019. Mr. Santoro has been actively involved with New Residential since 2015 and is also the Company’s Chief Financial Officer and Treasurer.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1†
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2†
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3†
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4†
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5†
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6†
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7†
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8†
Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9†
Amendment No. 1 to the Securities Purchase Agreement, dated as of July 3, 2018, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Representative LLC, as replacement representative of the Sellers (incorporated by reference to Exhibit 2.9 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

2.10
Asset Purchase Agreement among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company, dated June 17, 2019 (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

2.11
Amendment No. 1 to the Asset Purchase Agreement, dated as of July 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.12
Amendment No. 2 to the Asset Purchase Agreement, dated as of August 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.13
Amendment No. 3 to the Asset Purchase Agreement, dated as of September 4, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.14
Amendment No. 4 to the Asset Purchase Agreement, dated as of September 5, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.15
Amendment No. 5 to the Asset Purchase Agreement, dated as of September 6, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

Exhibit Number	Exhibit Description

2.16
Amendment No. 6 to the Asset Purchase Agreement, dated as of September 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.17
Amendment No. 7 to the Asset Purchase Agreement, dated as of September 17, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.18
Amendment No. 8 to the Asset Purchase Agreement, dated as of September 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

3.1
Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to Exhibit 3.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

3.4
Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to New Residential Investment Corp.’s Form 8-A, filed July 2, 2019)

3.5
Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.3
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

4.4
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

4.5
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

4.6
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

4.7
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

Exhibit Number	Exhibit Description

4.8
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.9
Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.10
Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.11
Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.12
Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.13
Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.14
Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

4.15
Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.16
Series 2019-T1 Indenture Supplement, dated as of July 25, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.17
Series 2019-T2 Indenture Supplement, dated as of August 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed August 16, 2019)

4.18
Series 2019-T3 Indenture Supplement, dated as of September 20, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed September 20, 2019)

Exhibit Number	Exhibit Description

4.19
Series 2019-T4 Indenture Supplement, dated as of October 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed October 18, 2019)

4.20
Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

10.1
Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2
Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3
New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4
Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

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

Exhibit Number	Exhibit Description

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Portions of this exhibit have been omitted.

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

October 28, 2019

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 28, 2019

By:	/s/ David Schneider
David Schneider
Chief Accounting Officer
(Principal Accounting Officer)

October 28, 2019