Form 10-K
period 2019-12-31
New Residential Investment Corp.
filed 2020-02-20
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2019 (computed based on the closing price on such date as reported on the NYSE) was: $4.7 billion.
Common stock, $0.01 par value per share: 415,551,820 shares outstanding as of February 18, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

•
our counterparty concentration and default risks in Nationstar Mortgage LLC (d/b/a Mr. Cooper, “Mr. Cooper”), LoanCare LLC (“LoanCare”), OneMain Holdings, Inc. (“OneMain”), PHH Mortgage Corporation (“PHH”) and other third parties;

•	events, conditions or actions that might occur at Mr. Cooper, LoanCare, OneMain, PHH and other third parties, as well as the continued effect of prior events;

•	a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;

•
the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs”), excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans and consumer loan portfolios;

•
the risks related to our acquisitions of Shellpoint Partners LLC (“Shellpoint”) and certain assets from the bankruptcy estate of Ditech Holding Company and Ditech Financial LLC (“Ditech”), as well as ownership of entities that perform origination and servicing operations;

•
the risks that default and recovery rates on our MSRs, Excess MSRs, servicer advance investments, servicer advance receivables, RMBS, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;

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

i

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

•
the risk that the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and collectively with Fannie Mae, the Government Sponsored Enterprises (“GSEs”) or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs;

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

v

PART I

Item 1. Business.

General

New Residential Investment Corp. (“New Residential”, “we”, “us” or “our”) is a real estate investment trust (“REIT”). We were formed as a wholly owned subsidiary of Drive Shack Inc. (formerly Newcastle Investment Corp., “Drive Shack”) in September 2011 and were spun-off from Drive Shack on May 15, 2013, which we refer to as the “distribution date.” Our stock is traded on the New York Stock Exchange under the symbol “NRZ.” We are externally managed and advised by an affiliate (our “Manager”) of Fortress Investment Group LLC (“Fortress”) pursuant to a management agreement (the “Management Agreement”).

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and/or service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property. For more information about our investment guidelines, see “—Investment Guidelines.”

On December 27, 2017, SoftBank Group Corp. (“SoftBank”) acquired Fortress (the “SoftBank Merger”) and Fortress operates within SoftBank as an independent business headquartered in New York.

Our portfolio is currently comprised of mortgage servicing related assets (including investments in servicing, origination, and related operating businesses), residential mortgage-backed securities and loans, consumer loans, and other opportunistic investments. For more details on our portfolio, see “-Our Portfolio” below, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Portfolio.” For information concerning current market trends which impact our portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Considerations” and “Quantitative and Qualitative Disclosures About Market Risk.”

The Residential Real Estate Market

The residential mortgage industry is transforming the way mortgages are originated, owned and serviced. We believe significant investment opportunities exist in today’s complex and dynamic mortgage market and that we are one of only a select number of non-bank market participants that have the combination of capital, infrastructure, industry expertise and key business relationships that are necessary to take advantage of these opportunities.

The U.S. residential real estate market is vast: the value of the housing market totaled approximately $33.6 trillion as of December 2019, including about $11.1 trillion of single-family mortgage debt outstanding, according to the Board of Governors of the Federal Reserve System.

Over the last few decades, the complexity of the market for residential mortgage loans in the U.S. has dramatically increased. In the past, a borrower seeking credit for a home purchase would typically have obtained financing from a financial institution, such as a bank, savings association or credit union. These institutions would generally have held a majority of their originated residential mortgage loans as interest-earning assets on their balance sheets and would have performed all activities associated with servicing the loans, including accepting principal and interest payments, making advances for real estate taxes and property and casualty insurance premiums, initiating collection actions for delinquent payments and conducting foreclosures.

Now, institutions that originate residential mortgage loans generally hold a smaller portion of such loans as assets on their balance sheets and instead sell a significant portion of the loans they originate to third parties. GSEs are currently the largest purchasers of residential mortgage loans. Under a process known as securitization, GSEs and financial institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as residential mortgage backed securities (“RMBS”), which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the packaging of residential mortgage loans into a pool, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement. As a result of these changes in the securitization process, non-bank originators have gained significant market share in the residential mortgage market.

In the ten years prior to the credit dislocation in 2007, the securitization market drove an increase in the number of residential mortgage loans outstanding. Since 2007, the mortgage industry has been characterized by reduced origination and securitization activities, particularly for subprime and Alt-A mortgage loans. However, origination volume in recent years has been relatively robust. In particular, non-qualifying mortgage (“Non-QM”) origination and securitization volume has grown nearly 150% from 2018 to 2019 and is projected to continue to grow incrementally in 2020. The role of private capital has increased in financing the mortgage origination process because of the GSEs’ presence as the largest purchasers of residential mortgage loans.

In connection with a securitization, a number of entities perform specific roles with respect to the residential mortgage loans in a pool, including the trustee and the mortgage servicer. The trustee holds legal title to the residential mortgage loans on behalf of the owner of the RMBS and either maintains the mortgage note and related documents itself or with a custodian. One or more other entities are appointed pursuant to the pooling and servicing agreement to service the residential mortgage loans. In some cases, the servicer is the same institution that originated the loan, and, in other cases, it may be a different institution. The duties of servicers of residential mortgage loans that have been securitized are generally required to be performed in accordance with industry-accepted servicing practices and the terms of the relevant pooling and servicing agreement, mortgage note and applicable law. A servicer generally takes actions, such as foreclosure, in the name and on behalf of the trustee. The trustee or a separate securities administrator for the trust receives the payments collected by the servicer on the residential mortgage loans and distributes them to the investors in the RMBS pursuant to the terms of the pooling and servicing agreement.

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

•
Government-Sponsored Enterprise and Government Guaranteed Loans. This category of residential mortgage loans includes “conforming loans,” which are first lien residential mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting standards established by the GSEs. The conforming loan limit is established by statute and currently is $453,100 with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through the Government National Mortgage Association (“Ginnie Mae” and, collectively with the GSEs, the “Agencies” (with each of Fannie Mae, Freddie Mac and Ginnie Mae an “Agency”)), primarily through federal programs operated by the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs.

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

Operating Investments

Origination

Our origination business operates through the lending division of our subsidiary NewRez LLC (formerly New Penn Financial, LLC, “NewRez”). As a lender, NewRez provides refinance opportunities to eligible existing servicing customers, primarily through its direct-to-consumer channel, and also originates or purchases loans from brokers or originators through retail, wholesale and correspondent channels. NewRez originates or purchases residential mortgage loans conforming to the underwriting standards of the Agencies (“Agency” loans), government-insured residential mortgage loans which are insured by the FHA, VA and USDA, and non-conforming loans through its SMART Loan Series. NewRez’s SMART Loan Series is a Non-QM loan product that provides a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency mortgage loans. NewRez generates revenue through sales of residential mortgage loans, including, but not limited to, gain on loans originated and sold, the settlement of mortgage loan origination derivative instruments and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with correspondent typically being the lowest and retail being the highest. NewRez sells conforming loans to the GSEs and Non-QM to another subsidiary of New Residential. NewRez relies on warehouse financing to fund loans at origination through the sale date.

NewRez sells newly originated Agency MSRs to New Residential Mortgage LLC (“NRM”), a subsidiary of New Residential, under a flow agreement and may, from time to time, sell the excess MSR to another subsidiary of New Residential. These transactions are recorded at fair value with gains or losses recognized on sale in the Origination segment. Subsequent to sale, these assets are included in MSR investments and the risks and rewards related to these assets are recognized in our MSR Related Investments segment.

We also have several wholly-owned subsidiaries that perform various services in the mortgage and real estate industries. Our subsidiary Avenue 365 Lender Services, LLC (“Avenue 365”) is a title agency providing title and settlement services to mortgage lenders and servicers. Our subsidiary eStreet Appraisal Management LLC (“eStreet”) is an appraisal management company that performs appraisal and valuation services.

Servicing

Our servicing business operates through NewRez’s servicing division, which consists of its performing loans servicing division, NewRez Servicing, and its special servicing division, Shellpoint Mortgage Servicing (“SMS”). NewRez Servicing services current Agency and government-insured loans. SMS services delinquent Agency loans and non-Agency loans on behalf of the owners of the underlying mortgages. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities, negotiating workouts and modifications, conducting or managing foreclosures on behalf of investors or other servicers and otherwise administering our mortgage loan servicing portfolio.

SMS enters into market based subservicing agreements in connection with its subservicing on behalf of other New Residential subsidiaries. We recognize this subservicing income earned from other subsidiaries in Servicing revenue, net in the Servicing segment. To the extent the subsidiary is the owner of the MSR or whole-loan, subservicing expense is recognized in the MSR Related Investments and Residential Securities and Loans segments, respectively.

As a subservicer, SMS may be obligated to make servicing advances; however, advances and other incurred costs are generally lower compared to those of the MSR owner, and recovery times are substantially faster, often within the following month. To the extent SMS makes or recovers servicing advances under its subservicing agreements with other New Residential subsidiaries, such amounts are recognized as intercompany receivables or payables with the corresponding servicing advance recognized in the MSR Related Investments or Residential Securities and Loans segment, as appropriate.

MSR Related Investments

MSRs, MSR Financing Receivables and Excess MSRs

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

Servicer Advances Receivable and Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated through the basic fee component of the related MSR, since the advances are non-interest bearing. Servicer advances are generally reimbursable payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan or (ii) to support the value of the collateral property. Our interests in servicer advances include the following:

•	Servicer Advances Receivable. The outstanding servicer advances related to a specified pool of mortgage loans in which we own the MSR.

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

The status of our interests in servicer advances for purposes of the REIT requirements is uncertain, and therefore our ability to continue to acquire Servicer Advance Investments may be limited. Because of the uncertainty we currently hold our interests in Servicer Advance Investments in taxable REIT subsidiaries.

We have also invested in rated bonds backed by securitized pools of servicer advances issued through transactions sponsored by mortgage servicers. Servicer advance securitizations are generally rated “Master Trust” structures with multiple series of notes and one or more variable funding notes sharing in the same pool of collateral. Each note class has a specific advance rate and rating. We may pursue similar investments as opportunities arise.

We also own several wholly-owned subsidiaries that perform various services in the mortgage and real estate industries. Our subsidiary DGG RE Investments LLC d/b/a Guardian Asset Management (“Guardian”) is a national provider of field services and property management services. We also made a strategic investment in Covius Holdings, Inc. (“Covius”), a leading provider of technology-enabled services to the mortgage industry.

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

The Non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. The residential mortgage loan collateral may be classified as conforming or non-conforming, depending on a variety of factors.

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

We believe that in many Non-Agency RMBS vehicles there is a meaningful discrepancy between the value of the Non-Agency RMBS and the recovery value of the underlying collateral. We pursue opportunities in structured transactions that enable us to realize identified excesses of collateral value over related RMBS value, particularly through the acquisition and execution of call rights. We control the call rights on Non-Agency deals with a total UPB of approximately $101.0 billion.

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

Residential Mortgage Loans and Real Estate Owned

We believe there may be attractive opportunities to invest in portfolios of non-performing and other residential mortgage loans, along with foreclosed properties. We source non-performing residential mortgage loans primarily from two sources: call transactions (discussed above) and third-party pool purchases. In certain of these investments, we acquire the loans at a discount to their face amount, and we (either independently or with a servicing co-investor) seek to resolve the loans resulting in a substantially higher valuation. In other investments, we acquire the foreclosed property at a deep discount to market values, and we seek to monetize the discount through property improvements and sales. In addition, we may seek to employ leverage to increase returns, either through traditional financing lines or securitization.

In addition, as discussed above, our wholly owned subsidiary originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The Agencies guarantee the conventional and government -insured mortgage securitizations and nonconforming loans may be sold through the issuance of private label mortgage securitizations.

Other Investments

We may pursue other types of investments as the market evolves, such as our opportunistic investments in consumer loans. Our Manager makes decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that may differ from, and are possibly riskier than, our current portfolio. For more information about our investment guidelines, see “—Investment Guidelines.”

Our Portfolio

Our current investment portfolio is comprised primarily of:

•	Servicing Related Investments

•	Operating Entities (Origination, Servicing)

•	Servicing related businesses

•
MSRs, including MSR financing receivables (consisting of MSRs owned by NRM or NewRez in which we acquired the legal interest in the MSR, but, solely for accounting purposes, the acquisition was not treated as a sale);

•	Excess MSRs;

•
Servicer Advance Investments (which include servicer advance receivables, the requirement to make future servicer advances, and the rights to receive the base fee portion of the related MSR, in each case relating to the mortgage loans underlying MSRs or Excess MSRs); and

•	Servicer advances receivable related to our MSRs investments;

•	Residential Securities and Loans

•	Real estate securities, or RMBS; and

•	Residential mortgage loans;

•	Consumer Loans

•	Corporate

For more detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2019 (dollars in thousands):

	Servicing and Origination				Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2019
Investments	$1,414,528	$—	$6,773,353	$8,187,881	$19,477,728	$5,843,983	$827,545	$—	$34,337,137
Cash and cash equivalents	77,237	32,225	318,714	428,176	87,359	1,180	6,514	5,508	528,737
Restricted cash	6,730	15,769	107,328	129,827	—	—	32,370	—	162,197
Other assets	250,709	204,723	3,420,122	3,875,554	5,590,456	174,940	78,740	85,956	9,805,646
Goodwill	11,836	12,809	5,092	29,737	—	—	—	—	29,737
Total assets	$1,761,040	$265,526	$10,624,609	$12,651,175	$25,155,543	$6,020,103	$945,169	$91,464	$44,863,454
Debt	$1,304,621	$33,412	$6,646,159	$7,984,192	$22,151,110	$4,676,849	$824,222	$—	$35,636,373
Other liabilities	117,328	51,264	451,629	620,221	980,415	55,121	16,795	318,269	1,990,821
Total liabilities	1,421,949	84,676	7,097,788	8,604,413	23,131,525	4,731,970	841,017	318,269	37,627,194
Total equity	339,091	180,850	3,526,821	4,046,762	2,024,018	1,288,133	104,152	(226,805)	7,236,260
Noncontrolling interests in equity of consolidated subsidiaries	11,354	—	45,025	56,379	—	—	22,171	—	78,550
Total New Residential stockholders’ equity	327,737	180,850	3,481,796	3,990,383	2,024,018	1,288,133	81,981	(226,805)	7,157,710
Investments in equity method investees	$—	$—	$165,848	$165,848	$—	$—	$—	$—	$165,848

Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions.

With respect to our Excess MSRs, Servicer Advance Investments, and consumer loans, we engage third party servicers to service the loans, or loans underlying the investments, as applicable. With respect to our MSRs and residential mortgage loan investments, we engage both subsidiaries and third party servicers to service the loans underlying the investments. We refer to the servicers and subservicers we engage as our “Servicing Partners”. As of December 31, 2019, our Servicing Partners include, but are not limited to, Mr. Cooper, LoanCare, LLC (“LoanCare”), Ocwen Financial Corporation (“OFC” and, together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), PHH Corporation (together with its subsidiaries, including PHH Mortgage Corporation, and together with OFC and the Ocwen entities acquired by PHH Corporation as a result of its merger with OFC, “PHH”), Flagstar Bank, FSB (“Flagstar”), NewRez, Specialized Loan Servicing LLC (“SLS”) and Fay Financial LLC (“Fay”), OneMain Holdings, Inc. (“OneMain”), and the Consumer Loan Seller (as defined in Note 10 to our Consolidated Financial Statements). In addition, NRM is referred to as a “Servicing Partner” when contextually applicable.

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

We pay our Manager an annual management fee equal to 1.5% of our gross equity. Gross equity is generally the equity that was transferred to us by Drive Shack upon spin-off on May 15, 2013, on the distribution date, plus total net proceeds from common and preferred stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

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

Fortress, through its affiliates, and principals of Fortress held 2.4 million shares of our common stock, and Fortress, through its affiliates, held options relating to an additional 10.5 million shares of our common stock, representing approximately 3.0% of our common stock on a fully diluted basis, as of December 31, 2019.

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

We may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in investments in aggregate. We have co-invested with these funds in Excess MSRs and may do so with similar Fortress funds in the future. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

Employees

We are managed by our Manager pursuant to the Management Agreement between our Manager and us. All of our officers are employees of our Manager or an affiliate of our Manager. As of December 31, 2019, we have 3,387 employees of which 3,384 are employees of our wholly owned subsidiary Shellpoint Partners LLC.

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

Our internet site is http://www.newresi.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations—Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

We refer to our MSRs, MSR financing receivables, Excess MSRs, and the base fee portion of the related MSRs included in our Servicer Advance Investments, collectively, as our interests in MSRs.

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

Moreover, delinquency rates have a significant impact on the value of our investments. When the UPB of mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool (for example, when delinquent loans are foreclosed on or repurchased, or otherwise sold, from a securitized pool), the related cash flows payable to us, as the holder of an interest in the related MSR, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our interests in MSRs from the Agencies or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. Additionally, in the case of residential mortgage loans, consumer loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, residential mortgage loans and/or consumer loans if and to the extent that losses are suffered on residential mortgage loans, consumer loans or, in the case of RMBS, the residential mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

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

If the applicable Servicing Partner does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 13 to our Consolidated Financial Statements.

Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs.

We are generally required to make servicer advances related to the pools of loans for which we are the named servicer. In addition, we have agreed (in the case of Mr. Cooper, together with certain third-party investors) to purchase from certain of the servicers and subservicers that we engage, which we refer to as our “Servicing Partners,” all servicer advances related to certain loan pools, as a result of which we are entitled to amounts representing repayment for such advances. During any period in which a borrower is not making payments, a servicer is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, pay property taxes and insurance premiums to third parties, and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans.

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

Loss mitigation techniques are intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If any of our Servicing Partners fail to adequately perform their loss mitigation obligations, we could be required to make or purchase, as applicable, servicer advances in excess of those that we might otherwise have had to make or purchase, and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that one of our servicers from which we are obligated to purchase servicer advances is required by the applicable Servicing Guidelines to make advances in excess of amounts that we or, in the case of Mr. Cooper, the co-investors, are willing or able to fund, such servicer may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with such servicer. As a result, we could experience a partial or total loss of the value of our Servicer Advance Investments.

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

In addition, certain of our Servicing Partners have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, such Servicing Partners may receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities, including whether certain of their residential loan servicing and origination practices, bankruptcy practices and other aspects of their business comply with applicable laws and regulatory requirements. Such Servicing Partners cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on their reputation, business, prospects, results of operations, liquidity or financial condition.

Completion of certain pending transactions related to MSRs (the “MSR Transactions”) is subject to various closing conditions, involves significant costs, and we cannot assure you if, when or the terms on which such transactions will close. Failure to complete the pending MSR Transactions could adversely affect our future business and results of operations.

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of non-Agency MSRs (the “Ocwen Subject MSRs”) to our subsidiaries, New Residential Mortgage LLC (“NRM”) and NewRez LLC (“NewRez”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to our subsidiaries, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to our subsidiaries. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to our subsidiaries. As of December 31, 2019, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 6 to our Consolidated Financial Statements).

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 5, 6, and 7 of our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. If any of these Servicing Partners is the named servicer of the related MSR and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments could be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by certain of our Servicing Partners. We closely monitor our Servicing Partners’ mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these Servicing Partners that enable us to monitor aspects of their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our Servicing Partners’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such Servicing Partners’ servicing agreement or a severe deterioration of any of our Servicing Partners’ servicing performance on our portfolio of interests in MSRs.

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 5, 6, and 7 of our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. In addition, Mr. Cooper is currently the servicer for a significant portion of our loans, and the loans underlying our RMBS. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments, and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

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

As a result of our previously disclosed acquisitions of Shellpoint Partners LLC and assets from the bankruptcy estate of Ditech, among others, certain subsidiaries of New Residential perform various mortgage and real estate related services, and have origination and servicing operations, which entail borrower-facing activities and employing personnel. Prior to such acquisitions, neither we nor any of our subsidiaries have previously originated or serviced loans directly, and owning entities that perform these and other operations could expose us to risks similar to those of our Servicing Partners, as well as various other risks, including, but not limited to those pertaining to:

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

We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us. Additionally, in recent years, the general trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. The CFPB continues to take an active role in supervising the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been increasingly active in supervising non-bank mortgage lenders and servicers such as NewRez, and certain regulators have communicated recommendations, expectations or demands with respect to areas such as corporate governance, safety and soundness, risk and compliance management, and cybersecurity, in addition to their focus on traditional licensing and examination matters.

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

The CFPB and certain state regulators have increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. For example, in 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The New York Department of Financial Services (“NY DFS”) also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which requires banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. In addition, the California Consumer Privacy Act (“CCPA”), effective as of January 2020, requires businesses that maintain personal information of California residents, including certain mortgage lenders and servicers, to notify certain consumers when collecting their data, respond to consumer requests relating to the uses of their data, verify the identities of consumers who make requests, disclose details regarding transactions involving their data, and maintain records of consumer’ requests relating to their data, among various other obligations, and to create procedures designed to comply with CCPA requirements. The impact of the CCPA and its implementing regulations on our mortgage origination and servicing businesses remains uncertain, and may result in an increase in legal and compliance costs.

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

S&P, Moody’s and Fitch rates NewRez as a residential loan servicer, and a downgrade, or failure to maintain, any of our servicer ratings could:

•	adversely affect NewRez’s ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac;

•	adversely affect NewRez’s and/or New Residential’s ability to finance servicing advance receivables and certain other assets;

•	lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;

•	cause NewRez’s termination as servicer in our servicing agreements that require NewRez to maintain specified servicer ratings; and

•	further impair NewRez’s ability to consummate future servicing transactions.

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

Our ability to finance the MSRs and servicer advance receivables acquired in the MSR Transactions may depend on the related Servicing Partner’s cooperation with our financing sources and compliance with certain covenants.

We have in the past and intend to continue to finance some or all of the MSRs or servicer advance receivables acquired in the MSR Transactions, and as a result, we will be subject to substantial operational risks associated with the related Servicing Partners. In our current financing facilities for interests in MSRs and servicer advance receivables, the failure of the related Servicing Partner to satisfy various covenants and tests can result in an amortization event and/or an event of default. Our financing sources may require us to include similar provisions in any financing we obtain relating to the MSRs and servicer advances acquired in the MSR Transactions. If we decide to finance such assets, we will not have the direct ability to control any party’s compliance with any such covenants and tests and the failure of any party to satisfy any such covenants or tests could result in a partial or total loss on our investment. Some financing sources may be unwilling to finance any assets acquired in the MSR Transactions.

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

We do not have legal title to the MSRs underlying our Excess MSRs or certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire Servicer Advance Investments or MSR financing receivables from Ocwen, SLS and Mr. Cooper, and are subject to increased risks as a result of the related servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity. As part of the Ocwen Transaction, we and Ocwen have agreed to cooperate to obtain any third party consents required to transfer Ocwen’s remaining interest in the Ocwen Subject MSRs to us. As noted above, however, there is no assurance that we will be successful in obtaining those consents.

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

As of December 31, 2019, 24.9% and 21.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.6% and 6.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of December 31, 2019, 36.6% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 24.2% was located in the Southeastern U.S., 21.9% was located in the Northeastern U.S., 10.4% was located in the Midwestern U.S. and 5.8% was located in the Southwestern U.S. We were unable to obtain geographical information for 1.1% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

New Residential and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) have agreed to purchase all future arising servicer advances from Mr. Cooper under certain residential mortgage servicing agreements. Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2019, 74.9% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 25.1% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our investments in residential mortgage loans, REO and RMBS may be subject to significant impairment charges, which would adversely affect our results of operations.

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

We finance a meaningful portion of our Servicer Advance Investments and servicer advance receivables with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the named servicer, if the named servicer is a subsidiary of the Company, or the purchaser of such Servicer Advance Investments (which is a subsidiary of the Company) transfer our right to repayment for certain servicer advances that we have as servicer under the relevant Servicing Guidelines or that we have acquired from one of our Servicing Partners, as applicable, to one of our wholly owned bankruptcy remote subsidiaries (a “Depositor”). We are generally required to continue to transfer to the related Depositor all of our rights to repayment for any particular pool of servicer advances as they arise (and, if applicable, are transferred from one of our Servicing Partners) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an “Issuer.” The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

The outstanding balance of servicer advance receivables securing these arrangements is not likely to be repaid on or before the maturity date of such financing arrangements. Accordingly, we rely heavily on our financing sources to extend or refinance the terms of such financing arrangements. Our financing sources are not required to extend the arrangements upon the expiration of their stated terms, which subjects us to a number of risks. Financing sources electing to extend may charge higher interest rates and impose more onerous terms upon us, including without limitation, lowering the amount of financing that can be extended against any particular pool of servicer advances.

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

Currently, certain of the notes issued under our structured servicer advance financing arrangements accrue interest at a floating rate of interest. Servicer advance receivables are non-interest bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads.” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

We may not be able to finance our investments on attractive terms or at all, and financing for interests in MSRs or servicer advance receivables may be particularly difficult to obtain.

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

Certain of our advance facilities may mature in the short term, and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advance receivables could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advance receivables from our Servicing Partners or fund servicer advances under our MSRs in accordance with the applicable Servicing Guidelines, we or any such Servicing Partner, as applicable, could default on its obligation to fund such advances, which could result in its termination of us or any applicable

Servicing Partner, as applicable, as servicer under the applicable Servicing Guidelines, and a partial or total loss of our interests in MSRs and servicer advances, as applicable.

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

In addition, we are, or may become, subject to federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the CFPB with broad authority to regulate and examine financial institutions), which may, amongst other things, limit the amount of interest or fees allowed to be charged on the consumer loans we invest in, or the number of consumer loans that customers may receive or have outstanding. The operation of existing or future laws, ordinances and regulations could interfere with the focus of our investments which could have a negative impact on our financial results.

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

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as it is based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

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

In addition, we are subject to various privacy and data protection laws and regulations, and any changes to laws or regulations, including new restrictions or requirements applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. For example, the New York State Department of Financial Services requires certain financial services companies, such as NRM and NewRez, to establish a detailed cybersecurity program and comply with other requirements, and the CCPA creates new compliance regulations on businesses that collect information from California residents.

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

•
reliance on programs administered by the GSEs and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see-“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and -“The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business”); and

•
federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

In connection with certain MSR acquisitions, servicing is transferred from the seller to a subservicer appointed by us. The ability to integrate and service the assets acquired will depend in large part on the success of our subservicer’s integration of expanded servicing capabilities with its current operations. We may fail to realize some or all of the anticipated benefits of these transactions if the integration process takes longer, or is more costly, than expected. Potential difficulties we may encounter during the integration process with the assets acquired in MSR acquisitions involving servicing transfers include, but are not limited to, the following:

•	the integration of the portfolio into our applicable subservicer’s information technology platforms and servicing systems;

•	the quality of servicing during any interim servicing period after we purchase the portfolio but before our applicable subservicer assumes servicing obligations from the seller or its agents;

•	the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns;

•	incomplete or inaccurate files and records;

•	the retention of existing customers;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the occurrence of unanticipated expenses; and

•	potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

Our failure to meet the challenges involved in successfully integrating the assets acquired in MSR acquisitions involving servicing transfers with our current business could impair our operations. For example, it is possible that the data our applicable subservicer acquires upon assuming the direct servicing obligations for the loans may not transfer from the seller’s platform to its systems properly. This may result in data being lost, key information not being locatable on our applicable subservicer’s systems, or the complete failure of the transfer. If our employees are unable to access customer information easily, or is unable to produce originals or copies of documents or accurate information about the loans, collections could be affected significantly, and our subservicer may not be able to enforce its right to collect in some cases. Similarly, collections could be affected by any changes to our applicable subservicer’s collections practices, the restructuring of any key servicing functions, transfer of files and other changes that occur as a result of the transfer of servicing obligations from the seller to our subservicer.

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

New Residential’s subsidiaries, NRM and NewRez, are or may become subject to significant state and federal regulations.

Subsidiaries of New Residential, NRM and NewRez, have obtained applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions. As a result of NRM and NewRez’s current and expected approvals, NRM and NewRez are subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations do, and may in the future, significantly affect the way that NRM and NewRez do business, and subject NRM, NewRez and New Residential to additional costs and regulatory obligations, which could impact our financial results.

NRM’s and NewRez’s business may become subject to increasing regulatory oversight and scrutiny in the future as they continues seeking and obtaining additional approvals to hold MSRs, which may lead to regulatory investigations or enforcement, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ oversight of the mortgage servicing business. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM, NewRez and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators, and other industry participants have been the subject of actions by state Attorneys General.

Failure of New Residential’s subsidiaries, NRM and NewRez, to obtain or maintain certain licenses and approvals required for NRM or NewRez to purchase and own MSRs could prevent us from purchasing or owning MSRs, which could limit our potential business activities.

State and federal laws require a business to hold certain state licenses prior to acquiring MSRs. NRM and NewRez are currently licensed or otherwise eligible to hold MSRs in each applicable state. As licensees in such states, NRM and NewRez may become subject to administrative actions in those states for failing to satisfy ongoing license requirements or for other state law violations, the consequences of which could include fines or suspensions or revocations of NRM or NewRez licenses by applicable state regulatory authorities, which could in turn result in NRM or NewRez becoming ineligible to hold MSRs in the related jurisdictions. We could be delayed or prohibited from conducting certain business activities if we do not maintain necessary licenses in certain jurisdictions. We cannot assure you that we will be able to maintain all of the required state licenses.

Additionally, both NRM and NewRez have received approval from FHA to hold MSRs associated with FHA-insured mortgage loans, from Fannie Mae to hold MSRs associated with loans owned by Fannie Mae, and from Freddie Mac to hold MSRs associated with loans owned by Freddie Mac. As approved Fannie Mae Servicers, Freddie Mac Servicers and FHA Lenders, NRM and NewRez are required to conduct aspects of its operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. Should NRM or NewRez fail to maintain FHA, Fannie Mae or Freddie Mac approval, NRM or NewRez may be unable to purchase or hold MSRs associated with FHA-insured, Fannie Mae and/or Freddie Mac loans, which could limit our potential business activities.

In addition, NewRez has received approval to issue securities guaranteed by Ginnie Mae and service the mortgage loans related to such securities (“Ginnie Mae Issuer”). As an approved Ginnie Mae Issuer, NewRez is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by Ginnie Mae in order to maintain its approvals. Should NewRez fail to maintain Ginnie Mae approval, we may be unable to purchase or hold MSRs associated with Ginnie Mae loans, which could limit our potential business activities.

NRM and NewRez are currently subject to various, and may become subject to additional information reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable state and federal laws. Any failure by NRM or NewRez to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could adversely impact our business and financial results and damage our reputation.

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

In addition to NewRez d/b/a Shellpoint Mortgage Servicing, we engage third-party servicers to subservice mortgage loans relating to any MSRs we acquire. It is therefore possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of the MSRs we acquire. Additionally, we may become subject to fines, penalties or civil liability based upon the conduct of any third-party servicer who services mortgage loans related to MSRs that we have acquired or will acquire in the future.

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

•
NRM’s and NewRez’s existing approvals from government-related entities or federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements, reporting requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s or NewRez’s existing approvals or pending applications by one or more entities or agencies.

•
NRM and NewRez are presently licensed, approved, or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Such state licenses may be suspended or revoked by a state regulatory authority, and we may as a result lose the ability to own MSRs under the regulatory jurisdiction of such state regulatory authority.

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

On December 27, 2017, SoftBank Group Corp. (“SoftBank”) acquired Fortress (the “SoftBank Merger”) and Fortress now operates within SoftBank as an independent business headquartered in New York. There can be no assurance that the SoftBank Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of New Residential as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in real estate and other securities and loans, consumer loans and interests in MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds primarily focused on investing in Excess MSRs with approximately $0.7 billion in investments in aggregate. We have broad investment guidelines, and we have co-invested and may co-invest with Fortress funds or portfolio companies of private equity funds managed by our Manager (or an affiliate thereof) in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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

None.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

We have one class of common stock, which is listed on the New York Stock Exchange (NYSE) under the symbol “NRZ.” As of February 18, 2020, there were 30 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT, and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on December 31, 2014 through December 31, 2019. The past performance of our common stock is not an indication of future performance.

Total Return Performance
New Residential Investment Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
New Residential Investment Corp.	100.00	119.78	177.20	226.51	203.06	260.86
NAREIT All REIT		124.44	135.99	148.60	142.50	182.50
Russell 2000	100.00	119.43	144.88	166.10	147.81	185.54
NAREIT Mortgage REIT		101.43	124.60	149.26	145.50	176.53
S&P 500	100.00	130.77	146.41	178.37	170.55	224.25

See Note 15 to our Consolidated Financial Statements for further information regarding distributions on our common stock. We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. In addition, such distributions may be subject to the receipt of sufficient funds from our servicer subsidiaries, NRM and NewRez, which are subject to regulatory restrictions on their ability to pay distributions.

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

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	29,792,783	$15.01	14,733,234
Total	29,792,783	$15.01	14,733,234	(A)
Equity Compensation Plans Not Approved by Security Holders:
None

(A)
No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 259,766 shares of our common stock and 7,000 options awarded to our directors, the shares being awarded in lieu of contractual cash compensation. The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. On January 1, 2020, 2019, 2018 and 2017, 4,600,000 shares, 5,799,166 shares, 5,654,578 shares and 2,000,000 shares, respectively, were added to the number of securities remaining available for future issuance; all of these amounts have been included in the table above.

Share Repurchase Program

For details regarding our share repurchase program, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources -Stockholders’ Equity-Common Stock.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 has been derived from our audited historical Consolidated Financial Statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Income Data
Interest income	$1,766,130	$1,664,223	$1,519,679	$1,076,735	$645,072
Interest expense	933,751	606,433	460,865	373,424	274,013
Net Interest Income	832,379	1,057,790	1,058,814	703,311	371,059
Impairment	35,577	90,641	86,092	87,980	24,384
Net interest income after impairment	796,802	967,149	972,722	615,331	346,675
Servicing revenue, net	385,159	528,595	424,349	118,169	—
Gain on originated mortgage loans, held-for-sale, net	475,455	96,145	—	—	—
Other Income (Loss)	(41,099)	(51,385)	207,786	101,194	42,029
Operating Expenses	968,618	609,404	422,577	174,210	117,823
Income Before Income Taxes	647,699	931,100	1,182,280	660,484	270,881
Income tax (benefit) expense	41,766	(73,431)	167,628	38,911	(11,001)
Net Income	$605,933	$1,004,531	$1,014,652	$621,573	$281,882
Noncontrolling Interests in Income of Consolidated Subsidiaries	$42,637	$40,564	$57,119	$78,263	$13,246
Dividends on Preferred Stock	$13,281	$—	$—	$—	$—
Net Income Attributable to Common Stockholders	$550,015	$963,967	$957,533	$543,310	$268,636
Net Income per Share of Common Stock, Basic	$1.35	$2.82	$3.17	$2.12	$1.34
Net Income per Share of Common Stock, Diluted	$1.34	$2.81	$3.15	$2.12	$1.32
Weighted Average Number of Shares of Common Stock Outstanding, Basic	408,789,642	341,268,923	302,238,065	238,122,665	200,739,809
Weighted Average Number of Shares of Common Stock Outstanding, Diluted	408,990,107	343,137,361	304,381,388	238,486,772	202,907,605
Dividends Declared per Share of Common Stock	$2.00	$2.00	$1.98	$1.84	$1.75

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Investments in:
Excess mortgage servicing rights, at fair value	$379,747	$447,860	$1,173,713	$1,399,455	$1,581,517
Excess mortgage servicing rights, equity method investees, at fair value	125,596	147,964	171,765	194,788	217,221
Mortgage servicing rights, at fair value	3,967,960	2,884,100	1,735,504	659,483	—
Mortgage servicing rights financing receivables, at fair value	1,718,273	1,644,504	598,728	—	—
Servicer advance investments, at fair value	581,777	735,846	4,027,379	5,706,593	7,426,794
Real estate and other securities, available-for-sale	19,477,728	11,636,581	8,071,140	5,073,858	2,501,881
Residential mortgage loans, held-for-investment	925,706	735,329	691,155	190,761	330,178
Residential mortgage loans, held-for-sale	1,429,052	932,480	1,725,534	696,665	776,681
Residential mortgage loans, held-for-sale, at fair value	4,613,612	2,808,529	—	—	—
Consumer loans, held-for-investment	827,545	1,072,202	1,374,263	1,799,486	—
Cash and cash equivalents	528,737	251,058	295,798	290,602	249,936
Total assets	44,863,454	31,691,013	22,213,562	18,399,529	15,192,722
Total debt	35,636,373	22,656,235	15,746,530	13,181,236	11,292,622
Total liabilities	37,627,194	25,602,718	17,417,400	14,931,352	12,206,142
Total New Residential stockholders’ equity	7,157,710	5,997,670	4,690,205	3,260,100	2,795,933
Noncontrolling interests in equity of consolidated subsidiaries	78,550	90,625	105,957	208,077	190,647
Total equity	7,236,260	6,088,295	4,796,162	3,468,177	2,986,580
Preferred stock	423,444	—	—	—	—
Supplemental Balance Sheet Data
Common shares outstanding	415,520,780	369,104,429	307,361,309	250,773,117	230,471,202
Book value per share of common stock	$16.21	$16.25	$15.26	$13.00	$12.13
Other Data
Core earnings(A)	$886,794	$815,158	$861,381	$510,821	$388,756

(A)
We have five primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense under the debt incurred to finance our investments, (iii) our operating expenses and taxes, (iv) our realized and unrealized gains or losses, including any impairment, on our investments, and (v) income from our origination and servicing businesses. “Core earnings” is a non-GAAP measure of our operating performance, excluding the fourth variable above and adjusts the earnings from the consumer loan investment to a level yield basis. Core earnings is used by management to evaluate our performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are generally limited to a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

Since the third quarter of 2018, as a result of the Shellpoint Acquisition, we, through our wholly owned subsidiary, NewRez, originate conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, we report realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which we believe is an indicator of performance for the Servicing and Origination segments and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income attributable to common stockholders	$550,015	$963,967	$957,533	$504,453	$268,636
Adjustments for Non-Core Earnings:
Impairment	35,344	90,641	86,092	87,980	24,384
Change in fair value of investments in mortgage servicing rights	171,915	(244,624)	(282,018)	—	—
Change in fair value of servicer advance investments	(10,288)	89,332	(84,418)	7,768	57,491
Change in fair value of investments in residential mortgage loans	43,009	(74,162)	—	—	—
Change in fair value of derivative instruments	49,699	113,558	2,190	(5,774)	3,538
(Gain) loss on settlement of investments, net (Note 2)	(158,640)	(96,319)	(10,310)	48,800	19,626
Other (income) loss (Note 2)	(27,985)	11,425	(6,298)	15,211	1,991
Other Income and Impairment attributable to non-controlling interests	(13,548)	(22,247)	(30,416)	(26,303)	(22,102)
Non-capitalized transaction-related expenses	56,289	21,946	21,723	9,493	31,002
Incentive compensation to affiliate (Note 17)	91,892	94,900	81,373	42,197	16,017
Preferred stock management fee to affiliate	2,642	—	—	—	—
Deferred taxes (Note 19)	38,207	(80,054)	168,518	34,846	(6,633)
Interest income on residential mortgage loans, held-for sale	60,689	13,374	13,623	18,356	22,484
Limit on RMBS discount accretion related to called deals	(19,590)	(58,581)	(28,652)	(30,233)	(9,129)
Adjust consumer loans to level yield	5,239	(21,181)	(41,250)	7,470	71,070
Core earnings of equity method investees:
Excess mortgage servicing rights	11,905	13,183	13,691	18,206	25,853
Core Earnings	$886,794	$815,158	$861,381	$510,821	$388,756

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

GENERAL

New Residential is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to the residential real estate market. We seek to generate long-term value for our investors by using our investment expertise to identify and invest primarily in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property. For more information about our investment guidelines, see “Item 1. Business — Investment Guidelines.”

Our portfolio is currently composed of mortgage servicing related assets (including investments in operating entities consisting of servicing, origination, and related businesses), residential securities (and associated called rights) and loans, and consumer loans. Within our portfolio, we target complementary assets that generate stable long-term cash flows and employ conservative capital structures in an effort to generate returns across different interest rate environments. Our investment approach and capital allocation decisions combine a focus on asset selection, relative value, and risk management, taking into consideration relevant macroeconomic factors. In our efforts to identify and invest in target assets, we compete with banks, other REITs, independent mortgage lenders and servicers, private equity firms, hedge funds, and other large financial services companies. In the face of this competition, the experience of members of our management team and dedicated investment professionals provided by our manager provide us with a competitive advantage when pursuing attractive investment opportunities.

Our investments in operating entities include our mortgage origination and servicing subsidiary, NewRez, and its special servicing division, SMS, as well as investments in related businesses, such as Avenue 365 and eStreet, that provide services that are complementary to our origination and servicing businesses and our other portfolios of mortgage related assets. Our origination business sources and originates loans through four distinct channels: direct-to-consumer, joint venture/retail, wholesale, and correspondent. Our servicing platforms offer our subsidiaries and third-party clients performing and special servicing capabilities. We also have investments in Guardian, and our non-controlling interest in, and partnerships with, Covius Holdings, Inc. (collectively with its subsidiaries, Covius) and other entities that provide services that support the mortgage and housing industries.

We seek to protect book value and the value of our assets by actively managing and hedging our portfolio. Diversification of our overall portfolio, including our portfolio assets and operating entities, and a variety of hedging strategies, help contribute to book value stability. Both our portfolio composition (inclusive of long and short duration instruments and various operating businesses) as well as specific hedging instruments (including Agency MBS, interest rate swaps and others) are employed to mitigate book value volatility. We believe that the actions we have taken over the past number of years to diversify and grow our portfolio have allowed us to operate efficiently and perform dynamically across economic conditions.

We also attempt to protect our assets and reduce the impact of prepayments on our MSRs and Excess MSR investments through recapture agreements with our servicers, subservicers and through our origination and servicing operations. Under these agreements, New Residential is generally entitled to the MSRs or a pro rata interest in the Excess MSRs on any initial or subsequent refinancing of loans relating to MSRs and Excess MSRs subserviced or serviced by PHH, LoanCare, Flagstar, Mr. Cooper, or SLS. In addition, we obtain new production MSRs associated with loans originated by NewRez, which partially offset prepayments of MSRs in our portfolio.

As of December 31, 2019, we had $44.9 billion in assets under management and 3,384 employees within our operating entities.

We have elected to be treated as a REIT for U.S. federal income tax purposes. New Residential became a publicly-traded entity on May 15, 2013. We are externally managed by an affiliate of Fortress Investment Group LLC and benefit from the resources of this highly diversified global investment manager.

OUR MANAGER

On December 27, 2017, SoftBank Group Corp. (“SoftBank”) acquired Fortress (the “SoftBank Merger”) and Fortress operates within SoftBank as an independent business headquartered in New York.

STRATEGIC INVESTMENTS AND ACQUISITIONS

As announced on May 1, 2019, we made a strategic investment in Covius. Covius is a provider of various mortgage and real estate related services. Examples of services offered by Covius include settlement and title, document and letter fulfillment, regulatory compliance, quality assurance, commercial and residential loan due diligence and business process automation. Following the investment, New Residential owns a non-controlling interest in Covius, with an option to increase its ownership position through specified future investments. With this transaction, we believe that we have made a strategic investment in a business that provides services that are complementary and important to our other businesses and to the broader mortgage and housing industries. As of December 31, 2019, New Residential owns 24% of Covius.

As announced on August 19, 2019, we purchased 100% of the shares of DGG RE Investments LLC d/b/a Guardian Asset Management (“Guardian”), a national provider of field services and property management to government agencies, financial institutions and asset management firms. We believe that the addition of Guardian, combined with our investment in Covius and our existing businesses, further expands our ability to provide ancillary services to mortgage and real estate industry participants, which we believe creates additional opportunities to grow revenues and earnings for our shareholders.

As announced on October 2, 2019, we completed the acquisition of select assets and liabilities from Ditech Holding Corporation and Ditech Financial (collectively “Ditech”). As part of the acquisition, New Residential purchased Ditech’s forward Fannie Mae, Ginnie Mae and non-agency MSRs, with an aggregate unpaid principal balance of approximately $61.9 billion as of October 1, 2019, the servicer advance receivables relating to such MSRs and other assets core to the forward origination and servicing businesses. Additionally, we assumed certain Ditech leases and other contracts, and added approximately 1,100 Ditech employees to support the increase in volume to our existing origination and servicing operations. We believe that the acquisition of these select assets, operations and the addition of employees from Ditech are complementary to our existing portfolio and business, accelerate the growth of our servicing and origination operations, and benefit our long-term strategy and shareholders.

CAPITAL ACTIVITIES

In July 2018, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2018, we sold 0.5 million ATM Shares for aggregate proceeds of $9.1 million. On August 1, 2019, the Distribution Agreement was amended to, among other things, (i) add additional sales agents under the ATM Program, and (ii) restore the aggregate offering price under the ATM Program to the original amount of $500.0 million. During the year ended December 31, 2019, we did not sell any ATM Shares.

In February 2019, we raised approximately $752.1 million of gross proceeds through an underwritten common stock offering. The net proceeds were for investments and general corporate purposes.

In July 2019, we raised approximately $155.3 million of gross proceeds in an underwritten public offering of 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series A”). The net proceeds were for investments and general corporate purposes.

In August 2019, we raised approximately $282.5 million of gross proceeds in an underwritten public offering of 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series B”). The net proceeds were for investments and general corporate purposes.

In August 2019, we announced a share repurchase program authorizing the repurchase of up to $200.0 million of our common shares from time to time in the open market or in privately negotiated transactions through December 31, 2020. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

During the year ended December 31, 2019, we declared an aggregate common stock dividend of $2.00 per common share, and declared aggregate preferred dividends of $1.16 per share of Preferred Series A and $0.89 per share of Preferred Series B, respectively.

MARKET CONSIDERATIONS

Some key macroeconomic factors that affect our business include, but are not limited to, changes in mortgage rates, interest rates, housing data, prepayment speeds, employment rates and credit spreads.

The year ended December 31, 2019 was generally marked by a declining interest rate environment as the Federal Open Market Committee (“FOMC”) cut rates 3 times (bringing the target rate to 1.50%-1.75% in October 2019 from 2.25%-2.50% as of year-end 2018). Heading into 2020, the FOMC has indicated that it will be in a holding pattern for the foreseeable future.

With a dovish FOMC, nominal rates moved lower throughout the year, with the 10-year Treasury declining dramatically, from 2.68% as of December 31, 2018 to 1.92% as of December 31, 2019, fluctuating throughout the year and hitting a low of 1.42% on September 3, 2019. Given the move lower in rates, mortgage rates also declined during the year, moving 62 bps from 4.418% as of December 31, 2018 to 3.802% as of December 31, 2019. During 2019, mortgage rates hit a low of 3.524% on September 4, 2019.

	As of December 31,
	2019	2018	Year over Year Change
10-Year U.S. Treasury rate	1.92%	2.68%	(0.76)%
30-Year mortgage current coupon	3.80%	4.42%	(0.62)%

Lower mortgage rates (the lowest since 2016) resulted in an increase in origination and refinancing activity across the market in 2019. Broadly, total originations in 2019 grew 30% over 2018, with refinance originations growing to 48% of total originations from 44% in 2018. The MBA Refi Index ended the year at 1,859.0 as of December 2019, up from 729.9 as of December 2018, peaking in August 2019 at 2,754.7. Rising originations would generally be expected to benefit our origination platform through increased gains on sales of originated loans, considering loan sales result in new MSR creation to off-set the run-off that may arise as prepayments increase.

Lower mortgage rates are generally associated with a rise in prepayment rates for residential mortgage loans since they decrease the cost of borrowing for homeowners. Rising prepayment rates would generally be expected to decrease the value of our interests in Excess MSRs, MSRs and Servicer Advance Investments, which include the right to a portion of the related MSRs, because the duration of the cash flows we are entitled to receive declines, resulting in a reduction of current cash flows. Rising prepayment rates also have a positive impact on the value of investments purchased at a significant discount as the recovery of the discount accelerates.

Mortgage rates are expected to remain steady into 2020 and total originations in 2020 are forecasted to be $1.9 trillion, slightly below forecast total originations in 2019. While expectations for purchase originations are expected to remain stable in 2020, refinance originations are expected to decrease to $0.6 trillion from $0.8 trillion (Mortgage Bankers Association).

Changes in interest rates will also directly impact our costs of borrowing either immediately (floating rate debt) or upon refinancing (fixed rate debt) and may also be associated with changes in credit spreads and/or the discount rates used in valuing investments. Changes in interest rates during the year also directly impacted our borrowing costs either immediately (floating rate debt) or upon refinancing (fixed rate debt). Given the lower rate environment and declining LIBOR values, we were able to improve and lower our financing costs during 2019.

Lower yields on fixed income assets can increase the difficulty in sourcing new accretive investments. In 2019, this trend of lower yields drove fixed income prices higher but also increased the value of certain of our existing investments.

Trends in consumer credit and health of the consumer impact our bond and loan portfolios as improvement in consumer health generally results in fewer delinquencies and thereby stronger portfolio performance. During 2019, the U.S. unemployment rate continued to move lower, hitting its lowest level in 50 years, signaling a general improvement in the U.S. economy. In our view, an improvement in the economy, as demonstrated through such measure, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans, consumer loans and RMBS. Low rates and healthy consumer balance sheets supported the housing market in 2019. The Case Shiller Home Price Index decreased from 227 as of the fourth quarter of 2018 to 219 as of the third quarter of 2019. The total number of mortgaged residential properties with negative equity stood at 2.0 million, or 3.7 percent of mortgaged homes, as of the fourth quarter of 2019, down from 2.2 million, or 4.1 percent, as of the fourth quarter of 2018. This trend generally helps to support the values of our residential mortgage loans, consumer loans and RMBS. The improvement in credit during the year, coupled with the decline in rates and delinquencies, benefited New Residential’s portfolio of call rights. As a result, New Residential exercised call rights on 140 securitizations in 2019 with collateral of $4.5 billion in UPB.

Corporate credit spreads, which generally have an impact on the value of yield driven financial instruments (e.g., RMBS and loan portfolios), tightened during 2019. High Yield index tightened by over 100bps and Investment Grade Index by over 40bps driven by lower broader market volatility. While a useful market proxy, corporate credit spreads are not necessarily indicative or directly correlated to mortgage credit spreads.

OUR PORTFOLIO

Our portfolio is currently composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of December 31, 2019.

	Servicing and Origination				Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2019
Investments	$1,414,528	$—	$6,773,353	$8,187,881	$19,477,728	$5,843,983	$827,545	$—	$34,337,137
Cash and cash equivalents	77,237	32,225	318,714	428,176	87,359	1,180	6,514	5,508	528,737
Restricted cash	6,730	15,769	107,328	129,827	—	—	32,370	—	162,197
Other assets	250,709	204,723	3,420,122	3,875,554	5,590,456	174,940	78,740	85,956	9,805,646
Goodwill	11,836	12,809	5,092	29,737	—	—	—	—	29,737
Total assets	$1,761,040	$265,526	$10,624,609	$12,651,175	$25,155,543	$6,020,103	$945,169	$91,464	$44,863,454
Debt	$1,304,621	$33,412	$6,646,159	$7,984,192	$22,151,110	$4,676,849	$824,222	$—	$35,636,373
Other liabilities	117,328	51,264	451,629	620,221	980,415	55,121	16,795	318,269	1,990,821
Total liabilities	1,421,949	84,676	7,097,788	8,604,413	23,131,525	4,731,970	841,017	318,269	37,627,194
Total equity	339,091	180,850	3,526,821	4,046,762	2,024,018	1,288,133	104,152	(226,805)	7,236,260
Noncontrolling interests in equity of consolidated subsidiaries	11,354	—	45,025	56,379	—	—	22,171	—	78,550
Total New Residential stockholders’ equity	$327,737	$180,850	$3,481,796	$3,990,383	$2,024,018	$1,288,133	$81,981	$(226,805)	$7,157,710
Investments in equity method investees	$—	$—	$165,848	$165,848	$—	$—	$—	$—	$165,848
Operating Investments

Origination

Our origination business operates through the lending division of NewRez. As a lender, NewRez provides refinance opportunities to eligible existing servicing customers, primarily through its direct-to-consumer channel and also originates or purchases loans from brokers or originators through retail, wholesale and correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the Agencies, government-insured residential mortgage loans which are insured by the FHA, VA and USDA, and non-conforming loans through our SMART Loan Series. NewRez’s SMART Loan Series is a Non-QM loan product that provides a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency mortgage loans. NewRez generates revenue through sales of residential mortgage loans, including, but not limited to, gain on loans originated and sold, the settlement of mortgage loan origination derivative instruments and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with correspondent typically being the lowest and retail being the highest. NewRez sells conforming loans to the GSEs and Non-QM to another subsidiary of New Residential. NewRez relies on warehouse financing to fund loans at origination through the sale date.

NewRez sells newly originated Agency MSRs to NRM under a flow agreement and may, from time to time, sell the excess MSR to another subsidiary of New Residential. These transactions are recorded at fair value with gains or losses recognized on sale in the Origination segment. Subsequent to sale, these assets are included in MSR investments and the risks and rewards related to these assets are recognized in our MSR Related Investments segment.

For the year ended December 31, 2019, NewRez increased loan origination volume to $22.3 billion, up from $7.2 billion in the year prior including $3.2 billion originated in the period prior to the date of acquisition. The continued lower interest rate environment, increased refinancings by borrowers, the integration of the Ditech origination platform into NewRez, and increased market share helped drive the growth in our origination.

The charts below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance for the Year Ended
	December 31, 2019	December 31, 2018(A)	Change
Production by Channel (in millions)
Retail / Shelter	$2,240.4	$860.1	$1,380.3
Direct to Consumer / Retention	4,100.2	971.7	3,128.5
Wholesale	4,972.9	1,723.9	3,249.0
Correspondent	11,021.6	424.1	10,597.5
Total Production by Channel	$22,335.1	$3,979.8	$18,355.3

Production by Product (in millions)
Agency	$11,809.8	$1,752.1	$10,057.7
Government	8,346.3	1,271.3	7,075.0
Non-QM	1,499.3	660.2	839.1
Non-Agency	597.0	238.8	358.2
Other	82.7	57.4	25.3
Total Production by Product	$22,335.1	$3,979.8	$18,355.3

% Purchase	45%	63%	(18)%
% Refinance	55%	37%	18%

	December 31, 2019	December 31, 2018(A)	Change
Origination Revenue (in thousands)
Gain on loans originated and sold(B)	$3,091	$55,337	$(52,246)
Gain (loss) on settlement of mortgage loan derivative instruments(C)	(52,878)	1,230	(54,108)
MSRs retained on transfer of loans(D)	365,974	34,977	330,997
Other(E)	28,004	9,042	18,962
Realized gain on sale of originated mortgage loans, net	$344,191	$100,586	$243,605

Change in fair value of loans	$25,010	$4,762	$20,248
Change in fair value of interest rate lock commitments	26,151	23	26,128
Change in fair value of derivative instruments	1,900	(5,211)	7,111
Unrealized origination revenue	$53,061	$(426)	$53,487

Gain on originated mortgage loans, held-for-sale, net(F)	$397,252	$100,160	$297,092
Provision for indemnification provisions, net of release (G)	$(6,246)	$(1,139)	$(5,107)
Pull through adjusted lock volume	$25,196,789	$3,998,922	$21,197,867

Revenue as a percentage of pull through adjusted lock volume	1.55%	2.48%	(0.93)%

(A)	Includes results from July 3, 2018, the date of acquisition.

(B)	Includes loan origination fees of $421.3 million and $21.8 million in December 31, 2019 and December 31, 2018, respectively.

(C)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(D)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

(E)	Includes fees for services associated with the loan origination process.

(F)
Excludes $78.2 million and $4.0 million of gain on originated mortgage loans, held-for-sale, net for the year ended December 31, 2019 and 2018, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 4 to our Consolidated Financial Statements).

(G)	Recorded in General and administrative expenses on the Consolidated Statements of Income.

We also have several wholly-owned subsidiaries that perform various services in the mortgage and real estate industries. Our subsidiary Avenue 365 is a title agency providing title and settlement services to mortgage lenders and servicers. Our subsidiary eStreet is an appraisal management company that performs appraisal and valuation services.

Servicing

Our servicing business operates through NewRez Servicing and its special servicing division, SMS. NewRez Servicing services current Agency and government-insured loans. SMS services delinquent Agency loans and non-Agency loans on behalf of the owners of the underlying mortgages. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities, negotiating workouts and modifications, conducting or managing foreclosures on behalf of investors or other servicers and otherwise administering our mortgage loan servicing portfolio.

NewRez enters into market based subservicing agreements in connection with its subservicing on behalf of other New Residential subsidiaries. We recognize this subservicing income earned from other subsidiaries in Servicing revenue, net in the Servicing segment. To the extent the subsidiary is the owner of the MSR or whole-loan, subservicing expense is recognized in the MSR Related Investments and Residential Securities and Loans segments, respectively.

We may be obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the borrower has failed to make such payments and various other items that are required to preserve the assets being serviced. As a subservicer, we may be obligated to make servicing advances; however, advances and other incurred costs are generally lower compared to those of the MSR owner, and recovery times are substantially faster, often within the following month. To the extent we make or recover servicing advances under our subservicing agreements with other New Residential subsidiaries, such amounts are recognized as intercompany receivables or payables with the corresponding servicing advance recognized in the MSR Related Investments or Residential Securities and Loans segment, as appropriate.

During 2019, NewRez’s servicing platform grew to approximately $219.4 billion UPB as of December 31, 2019 compared to $109.1 billion UPB as of December 31, 2018. Growth in the servicing platform during the year resulted primarily from additional subservicing and servicing transfers relating to MSRs and loans owned by New Residential, including certain assets acquired from Ditech.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential, NRM or NewRez (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries as of December 31, 2018 and December 31, 2019.

	Unpaid Principal Balance
	December 31, 2019	December 31, 2018	Change
Performing Servicing (in millions)
MSR Assets	$136,409.1	$55,987.3	$80,421.8
Acquired Residential Whole Loans	2,322.4	672.0	1,650.4
Total Performing Servicing	138,731.5	56,659.3	82,072.2

Special Servicing (in millions)
MSR Assets	$3,834.6	$1,783.3	$2,051.3
Acquired Residential Whole Loans	5,596.8	1,852.9	3,743.9
Third Party	71,263.8	48,776.9	22,486.9
Total Special Servicing	80,695.2	52,413.1	28,282.1
Total Servicing Portfolio	$219,426.7	$109,072.4	$110,354.3
Agency Servicing (in millions)
MSR Assets	$110,492.8	$29,748.9	$80,743.9
Acquired Residential Whole Loans	—	—	—
Third Party	19,994.9	4,003.8	15,991.1
Total Agency Servicing	130,487.7	33,752.7	96,735.0

Government Servicing (in millions)
MSR Assets	$29,212.9	$27,390.2	$1,822.7
Acquired Residential Whole Loans	—	—	—
Third Party	1,770.8	2,126.9	(356.1)
Total Government Servicing	30,983.7	29,517.1	1,466.6

Non-Agency (Private Label) Servicing (in millions)
MSR Assets	$537.9	$631.5	$(93.6)
Acquired Residential Whole Loans	7,919.3	2,524.9	5,394.4
Third Party	49,498.1	42,646.2	6,851.9
Total Non-Agency (Private Label) Servicing	57,955.3	45,802.6	12,152.7
Total Servicing Portfolio	$219,426.7	$109,072.4	$110,354.3

	Year Ended
	December 31, 2019	December 31, 2018(A)	Change
Base Servicing Fees (in thousands):
MSR Assets	$52,297	$11,570	$40,727
Acquired Residential Whole Loans	8,074	1,439	6,635
Third Party	71,145	33,785	37,360
Total	$131,516	$46,794	$84,722

Other Fees (in thousands):
Incentive fees	$35,866	$16,382	$19,484
Ancillary fees	30,161	10,313	19,848
Boarding fees	8,111	1,934	6,177
Other fees	4,394	—	4,394
Total	$78,532	$28,629	$49,903

(A)	Includes results from July 3, 2018, the date of acquisition.

MSR Related Investments

MSRs and MSR Financing Receivables

As of December 31, 2019, we had $5,686.2 million carrying value of MSRs and MSR financing receivables.

We have contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of December 31, 2019, these subservicers include PHH Corporation (“PHH”), Mr. Cooper, LoanCare, LLC (“LoanCare”), Ditech and Flagstar Bank, FSB (“Flagstar”), which subservice 23.5%, 19.9%, 17.9%, 9.1%, and 1.0% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 28.6% of the underlying UPB of the related mortgages is subserviced by NewRez. We have entered into agreements with PHH, LoanCare, Flagstar, and Mr. Cooper, whereby we are entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

We are, generally, obligated to fund all future servicer advances related to the underlying pools of mortgages on our MSRs and MSR financing receivables. Generally, we will advance funds when the borrower fails to meet contractual payments (e.g. principal, interest, property taxes, insurance). We will also advance funds to maintain and report foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor and subservicers. Per the servicing agreements, we are obligated to make certain advances on mortgages to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse us for any advances that were deemed nonrecoverable or advances that were not made in accordance with the related servicing contract.

See Note 6 to our Consolidated Financial Statements for further information regarding our investments in MSR financing receivables.

The table below summarizes our investments in MSRs and MSR financing receivables as of December 31, 2019.

	Current UPB (mm)	Weighted Average MSR (bps)		Carrying Value (mm)
MSRs
GSE	$315,427.9	28	bps	$3,319.0
Non-Agency	6,402.8	31		20.3
Ginnie Mae	52,019.3	42		628.6
MSR Financing Receivables
GSE	54,867.0	27		547.4
Non-Agency	76,117.9	47		1,170.9
Total	$504,834.9	32	bps	$5,686.2

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and MSR financing receivables as of December 31, 2019 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
MSRs
GSE	$3,319,035	$315,427,933	2,079,403	746	4.3%	262	72	3.7%	15.3%	15.1%	0.1%	11.4%
Non-Agency	20,283	6,402,833	142,682	668	7.6%	188	163	2.9%	17.2%	16.5%	0.8%	2.0%
Ginnie Mae	628,642	52,019,295	275,606	684	4.0%	318	37	3.9%	18.5%	18.0%	0.6%	23.6%
MSR Financing Receivables
GSE	547,351	54,866,978	230,505	748	4.3%	300	30	1.1%	32.8%	32.8%	—%	3.3%
Non-Agency	1,170,922	76,117,892	555,868	644	4.4%	305	167	15.7%	10.5%	8.4%	2.3%	2.2%
Total	$5,686,233	$504,834,931	3,284,064	723	4.3%	277	79	5.2%	16.8%	16.3%	0.5%	10.2%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
MSRs
GSE	1.8%	0.5%	0.5%	0.5%	—%	0.4%
Non-Agency	4.8%	2.2%	7.3%	1.9%	0.7%	2.5%
Ginnie Mae	4.2%	1.4%	1.5%	1.1%	0.1%	1.2%
MSR Financing Receivables
GSE	0.8%	0.2%	0.2%	—%	—%	0.1%
Non-Agency	9.5%	4.9%	3.6%	8.1%	1.9%	3.0%
Total	3.2%	1.2%	1.1%	1.7%	0.3%	0.9%

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

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of December 31, 2019.

Summary of Direct Excess MSR Investments as of December 31, 2019

		MSR Component(A)					Excess MSR
	Current UPB (mm)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency	$43,310.9	29	bps	21	bps	32.5% - 66.7%	$209.6
Non-Agency(B)	45,034.3	35		15		33.3% - 100.0%	170.1
Total/Weighted Average	$88,345.2	35	bps	15	bps		$379.7

(A)	The MSR is a weighted average as of December 31, 2019, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
Serviced by Mr. Cooper and SLS, we also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 7 to our Consolidated Financial Statements) on $31.4 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2019

		MSR Component(A)
	Current UPB (mm)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency	$33,592.6	33	bps	21	bps	50.0%	66.7%	33.3%	$226.8

(A)	The MSR is a weighted average as of December 31, 2019, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2019 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$152,543	$31,343,873	228,659	725	4.6%	242	117	1.8%	14.0%	13.6%	0.5%	14.8%
Recaptured Loans	57,090	11,967,044	72,282	726	4.3%	276	44	0.1%	14.5%	14.3%	0.3%	33.8%
	$209,633	$43,310,917	300,941	725	4.6%	253	95	1.3%	14.2%	13.8%	0.5%	20.5%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$146,284	$41,091,448	231,923	672	4.7%	279	165	9.8%	14.8%	11.9%	3.3%	9.4%
Recaptured Loans	23,830	3,942,872	18,062	739	4.3%	282	30	0.1%	19.1%	19.1%	—%	30.5%
	$170,114	$45,034,320	249,985	677	4.7%	279	154	8.4%	15.1%	12.4%	3.1%	11.7%
Total/Weighted Average(I)	$379,747	$88,345,237	550,926	700	4.6%	266	126	4.5%	14.6%	13.0%	1.8%	16.1%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	2.9%	0.8%	0.6%	0.5%	0.2%	0.1%
Recaptured Loans	1.9%	0.4%	0.4%	0.2%	0.1%	—%
	2.6%	0.7%	0.5%	0.4%	0.2%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	11.1%	3.4%	2.3%	5.2%	1.0%	1.9%
Recaptured Loans	1.4%	0.2%	0.2%	—%	—%	—%
	10.3%	3.1%	2.1%	4.8%	0.9%	1.7%
Total/Weighted Average(H)	6.6%	1.9%	1.3%	2.7%	0.6%	1.0%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 7 to our Consolidated Financial Statements) on $31.4 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of December 31, 2019 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$133,422	$19,648,429	33.3%	203,520	705	5.2%	234	137	1.4%	14.9%	13.6%	1.3%	17.9%
Recaptured Loans	93,421	13,944,125	33.3%	99,923	710	4.3%	270	51	0.1%	14.0%	13.4%	0.8%	40.0%
Total/Weighted Average	$226,843	$33,592,554		303,443	707	4.9%	248	102	1.4%	14.6%	13.5%	1.1%	26.7%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.2%	1.1%	0.6%	0.7%	0.3%	0.2%
Recaptured Loans	3.0%	0.9%	0.4%	0.2%	0.1%	0.1%
Total/Weighted Average(G)	3.7%	1.0%	0.5%	0.5%	0.2%	0.1%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2019
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Mr. Cooper and SLS serviced pools	$557,444	$581,777	$31,442,267	$462,843	1.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the year ended, December 31, 2019 (dollars in thousands):

			Year Ended December 31, 2019		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.3%	6.3	$10,288	$443,248	88.3%	87.2%	3.4%	2.8%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

December 31, 2019
Principal and interest advances	$71,574
Escrow advances (taxes and insurance advances)	180,047
Foreclosure advances	211,222
Total	$462,843

The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2019, we owned an approximately 73.2% interest in the Buyer.

In the event that any member of the Buyer does not fund its capital contribution, each other member has the right, but not the obligation, to make pro rata capital contributions in excess of its stated commitment, provided that any member’s decision not to fund any such capital contribution will result in a reduction of its membership percentage.

Servicing Fee

Mr. Cooper and SLS remain the named servicers under the applicable servicing agreements and will continue to perform all servicing duties for the related residential mortgage loans. The Buyer, or the related New Residential subsidiary, as applicable, has the right, but not the obligation, to become the named servicer with respect to its investments, subject to obtaining consents and ratings agency approvals required for a formal change of the named servicer. In exchange for their services, we pay Mr. Cooper and SLS a monthly servicing fee representing a portion of the amounts from the purchased basic fee.

The Mr. Cooper Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.2%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.7 bps, on a weighted average basis as of December 31, 2019. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans.

Targeted Return/Incentive Fee

The Buyer Targeted Return and the Mr. Cooper Performance Fee, with respect to Mr. Cooper, are designed to achieve three objectives: (i) provide a reasonable risk-adjusted return to the Buyer based on the expected amount and timing of estimated cash flows from the purchased basic fee and advances, with both upside and downside based on the performance of the investment, (ii) provide Mr. Cooper with a sufficient fee to compensate it for acting as servicer, and (iii) provide Mr. Cooper with an incentive to effectively service the underlying loans. The Buyer Targeted Return implements these objectives by allocating payments in respect of the purchased basic fee between the Buyer and Mr. Cooper. The SLS Incentive Fee functions in the same fashion with respect to the SLS Transaction (Note 7 to our Consolidated Financial Statements).

The amount available to satisfy the Buyer Targeted Return is equal to: (i) the amounts from the purchased basic fee, minus (ii) the Mr. Cooper Servicing Fee (“Mr. Cooper Net Collections”). The Buyer will retain the amount of Mr. Cooper Net Collections necessary to achieve the Buyer Targeted Return. Amounts in excess of the Buyer Targeted Return will be used to pay the Mr. Cooper Performance Fee.

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

The Mr. Cooper Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related sale supplements, Mr. Cooper Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Mr. Cooper as the Mr. Cooper Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Mr. Cooper Net Collections, then 100% of the excess Surplus Amount is paid to Mr. Cooper as a Mr. Cooper Performance Fee. Mr. Cooper Performance Fee payments were made to Mr. Cooper in the amounts of $26.8 million, $33.9 million and $37.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The SLS Incentive Fee is equal to up to 4.0 bps on the UPB of the underlying loans, depending on the ratio of the outstanding servicer advances to the UPB of the underlying loans.

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

MSR Related Ancillary Business

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic investment in Covius, a leading provider of technology-enabled services to the financial services industry.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2019 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$11,301,603	$11,474,338	100.0%	$57,221	$(11,616)	$11,519,943	43	6.0	12.0%	$10,439,505

(A)	Fair value, which is equal to carrying value for all securities.

(B)	Three month average constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of December 31, 2019:

Net Interest Spread(A)
Weighted Average Asset Yield	2.78%
Weighted Average Funding Cost	1.99%
Net Interest Spread	0.79%

(A)	The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2019 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$24,857,988	$7,307,837	$689,158	$(39,210)	$7,957,785	$7,315,588

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2019 (dollars in thousands):

	Non- Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	CCC-	357	$1,866,663	$1,411,320	19.6%	$1,577,408	15.3%	0.8%	7.0	3.2%
2006	CCC-	136	2,978,231	1,873,136	26.0%	2,102,121	6.6%	1.2%	7.6	2.2%
2007	CCC	80	2,137,966	1,281,107	17.8%	1,447,031	5.4%	1.0%	7.2	2.4%
2008 and later	BBB	417	17,765,097	2,631,587	36.6%	2,727,436	14.9%	0.1%	6.6	3.4%
Total/Weighted Average	B	990	$24,747,957	$7,197,150	100.0%	$7,853,996	11.0%	0.7%	7.0	2.8%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	15.0	0.06	9.8%	11.1%	13.3%
2006	13.6	0.11	9.0%	10.6%	32.8%
2007	12.8	0.21	11.6%	10.8%	37.2%
2008 and later	9.5	0.79	20.4%	1.3%	0.1%
Total/Weighted Average	12.2	0.37	13.8%	7.3%	17.8%

(A)	Excludes $25.0 million face amount of bonds backed by consumer loans and $85.0 million face amount of bonds backed by corporate debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 340 bonds with a carrying value of $1,129.3 million which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2019.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2019.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $41.0 million and $3.4 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $214.6 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2019:

Net Interest Spread(A)
Weighted Average Asset Yield	4.70%
Weighted Average Funding Cost	2.76%
Net Interest Spread	1.94%

(A)	The Non-Agency RMBS portfolio consists of 74.9% floating rate securities and 25.1% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Mr. Cooper whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Mr. Cooper at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $101.0 billion.

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

We have exercised our call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, we sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, we received par on the securities issued by the called trusts which we owned prior to such trusts’ termination. Refer to Note 9 in our Consolidated Financial Statements for further details on these transactions.

The improvement in credit during the year, coupled with the decline in rates and delinquencies, benefited New Residential’s portfolio of call rights. As a result, New Residential exercised call rights on 140 securitizations in 2019 with collateral of $4.5 billion in UPB.

Residential Mortgage Loans

As of December 31, 2019, we had approximately $7.2 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $5.1 billion and notes and bonds payable with an aggregate face amount of approximately $866.0 million. We acquired these loans through open market purchases, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2019 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Performing Loans(G) (J)	$858,703	$859,428	13,627	6.9%	5.3	8.8%	76.1%	15.8%	646
Purchased Credit Deteriorated Loans(H)	96,420	66,278	945	8.5%	3.2	21.8%	91.1%	60.0%	588
Total Residential Mortgage Loans, held-for-investment	$955,123	$925,706	14,572	7.1%	5.1	10.1%	77.6%	20.2%	641

Reverse Mortgage Loans(E) (F)	$11,628	$5,844	28	7.9%	4.6	5.7%	149.9%	69.5%	N/A
Performing Loans(G) (I)	839,141	857,821	12,808	4.5%	4.0	62.7%	50.1%	7.8%	688
Non-Performing Loans(H) (I)	680,736	565,387	5,032	5.2%	3.1	11.8%	73.8%	77.3%	587
Total Residential Mortgage Loans, held-for-sale	$1,531,505	$1,429,052	17,868	4.9%	3.6	39.7%	61.4%	39.2%	643

Acquired Loans	$3,132,007	$3,024,288	19,204	4.0%	7.0	3.3%	62.2%	23.1%	626
Originated Loans	1,543,799	1,589,324	5,806	3.8%	28.6	3.5%	79.0%	8.2%	674
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$4,675,806	$4,613,612	25,010	4.0%	14.1	3.4%	67.8%	18.2%	642

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million at December 31, 2019. Approximately 45.6% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that we will not collect all contractually required principal and interest payments. As of December 31, 2019, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (J) below.

(I)	Includes $36.0 million and $26.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

(J)
Includes $107.7 million and $345.1 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization and MDST Trusts, respectively, which are carried at fair value based on New Residential’s election of the fair value option.

(K)	New Residential elected the fair value option to measure these loans at fair value on a recurring basis.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of December 31, 2019 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$823,917	59.0%	41.0%	110,426	672	18.2%	12.2%	175	3.9	1.8%	1.2%	1.7%	17.0%	4.8%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of December 31, 2019, our investments in PF LoanCo Funding LLC (“LoanCo”) and PF WarrantCo Holdings, LP (“WarrantCo”) had been fully distributed to us. The final distribution resulted in a gain of $3.6 million on the investment.

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

MSRs

As an approved owner of MSRs, upon acquisition, we account for our MSRs as servicing assets or servicing liabilities as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. Our MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 13 to our Consolidated Financial Statements. The inputs used in the valuation of MSRs include prepayment rate, delinquency rate, recapture rate, mortgage servicing amount, discount rate, and estimated market level future costs to service. These inputs are primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgement. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. We validate significant inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we use are within the range that a market participant would use, and factor in the liquidity conditions in the markets. We review any changes to the valuation methodology to ensure the changes are appropriate.

In order to evaluate the reasonableness of our fair value determinations, we engage an independent valuation firm to separately measure the fair value of our MSRs. The independent valuation firm determines an estimated fair value range based on its own models and issues a “fairness opinion” with this range. We compare the range included in the opinion to the values generated by our internal models. To date, we have not made any significant valuation adjustments as a result of these fairness opinions.

For these reasons, the determination of the estimated fair value of MSRs may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. In order to evaluate the reasonableness of our fair value determinations, we engage an independent valuation firm to separately measure the fair value of our MSRs, similar to our Excess MSRs.

Servicing Revenue, Net is comprised of the following components: (i) income from the MSRs, less (ii) amortization of the basis of the MSRs, plus or minus (iii) the mark-to-market on the MSRs. Amortization of the basis of the MSRs is based on the remaining UPB of the residential mortgage loans underlying the MSRs relative to their UPB at acquisition.

MSR Financing Receivables

In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs, however, New Residential has determined that each purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in MSR financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through change in fair value of investments in MSR financing receivables in the Consolidated Statements of Income.

Excess MSRs

Upon acquisition, we elected to record each investment in Excess MSRs at fair value, in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

Our Excess MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 13 to our Consolidated Financial Statements. The inputs used in the valuation of Excess MSRs include prepayment rate, delinquency rate, recapture rate, excess mortgage servicing amount and discount rate. For the same reasons as noted in “MSRs” above, the determination of estimated cash flows may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. In order to evaluate the reasonableness of its fair value determinations, we engage an independent valuation firm to separately measure the fair value of our Excess MSR pools, similar to our MSRs.

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

Servicer Advance Investments

We account for Servicer Advance Investments, which include the basic fee component of the related MSR, as financial instruments, in instances where neither of our subsidiaries, NRM or NewRez, is the named servicer.

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

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the Servicer Advance Investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, which we estimate is approximately $40.2 million per year on average over the weighted average life of the investment held as of December 31, 2019, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

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

We expect that any Agency RMBS we acquire will be categorized under Level 2 or and any Non-Agency we acquire will be categorized as Level 3 of the GAAP hierarchy. Fair value may be based upon broker quotations, counterparty quotations, pricing service quotations or internal pricing models. The significant inputs used in the valuation of our securities include the discount rate, prepayment rates, default rates and loss severities, as well as other variables.

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

For originated residential mortgage loans measured at fair value, we report the change in the fair value within gain on originated mortgage loans, held-for-sale, net in the consolidated statements of income.

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

We account for our investments in LoanCo and WarrantCo (Note 10 to our Consolidated Financial Statements) pursuant to the equity method of accounting because we can exercise significant influence over LoanCo and WarrantCo, but the requirements for consolidation are not met. Our share of earnings and losses in these equity method investees is included in “Earnings from investments in consumer loans, equity method investees” on the Consolidated Statements of Income. Equity method investments are included in “Investments in consumer loans, equity method investees” on the consolidated balance sheets. LoanCo has elected to measure its investment in consumer loans at fair value and WarrantCo has elected to measure its investments in warrants at fair value. As of December 31, 2019, our investments in LoanCo and WarrantCo had been fully distributed to us.  The final distribution resulted in a gain of $3.6 million in the investment.

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

We have invested in Mr. Cooper serviced Servicer Advance Investments, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of December 31, 2019, we owned an approximately 73.2% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

In July 2018, as a result of our acquisition of Shellpoint Partners LLC (“Shellpoint”), we consolidate Shellpoint Asset Funding Trust 2013-1 (“SAFT 2013-1”) and the Shelter retail mortgage origination joint ventures (“Shelter JVs”).

A wholly owned subsidiary of Shellpoint, NewRez, was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinate retained interests.

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

In October 2019, as a result of our acquisition of servicing assets from Ditech and our pre existing ownership of the equity, we consolidate Mid-State Capital Corporation 2004-1 Trust (“MDST 2004-1”), Mid-State Trust VII ( “MDST VII”), Mid-State Trust VIII (“MDST VIII”) and Mid-State Capital Trust 2010-1 (“MDST 2010-1”) and collectively (“MDST Trusts”). Our determination to consolidate the MDST Trust is a result of our ownership of the equity in these trusts in conjunction with the ability to direct activities that most significantly impact the economic performance of the entities with the acquisition of the servicing by NewRez.

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes on income earned outside of our Taxable REIT Subsidiaries (“TRSs”). Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” We have made certain investments, particularly our investments in MSRs, REO and Servicer Advance Investments, through TRSs and are subject to regular corporate income taxes on these investments.

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

All of New Residential’s liabilities, with the exception of derivatives and contingent consideration liabilities (which are marked to market through the statement of income), are recorded at their amortized cost basis.

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

Comparison of Results of Operations for the years ended December 31, 2019 and 2018

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Interest income	$1,766,130	$1,664,223	$101,907	6.1%
Interest expense	933,751	606,433	327,318	54.0%
Net Interest Income	832,379	1,057,790	(225,411)	(21.3)%
Impairment
Other-than-temporary impairment (OTTI) on securities	25,174	30,017	(4,843)	(16.1)%
Valuation and loss provision (reversal) on loans and real estate owned (REO)	10,403	60,624	(50,221)	(82.8)%
	35,577	90,641	(55,064)	(60.7)%
Net interest income after impairment	796,802	967,149	(170,347)	(17.6)%
Servicing revenue, net of change in fair value of $(712,950) and $(191,245), respectively	385,159	528,595	(143,436)	(27.1)%
Gain on originated mortgage loans, held-for-sale, net	475,455	96,145	379,310	394.5%
Other Income
Change in fair value of investments in excess mortgage servicing rights	(10,505)	(58,656)	48,151	(82.1)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	6,800	8,357	(1,557)	(18.6)%
Change in fair value of investments in mortgage servicing rights financing receivables	(189,023)	31,550	(220,573)	(699.1)%
Change in fair value of servicer advance investments	10,288	(89,332)	99,620	(111.5)%
Change in fair value of investments in residential mortgage loans	(70,914)	69,820	(140,734)	(201.6)%
Change in fair value of derivative instruments	(56,143)	(108,234)	52,091	(48.1)%
Gain (loss) on settlement of investments, net	225,687	95,085	130,602	137.4%
Earnings from investments in consumer loans, equity method investees	(1,438)	10,803	(12,241)	(113.3)%
Other income (loss), net	44,149	(10,778)	54,927	(509.6)%
	(41,099)	(51,385)	10,286	(20.0)%
Operating Expenses
General and administrative expenses	538,035	231,579	306,456	132.3%
Management fee to affiliate	79,472	62,594	16,878	27.0%
Incentive compensation to affiliate	91,892	94,900	(3,008)	(3.2)%
Loan servicing expense	31,737	43,547	(11,810)	(27.1)%
Subservicing expense	227,482	176,784	50,698	28.7%
	968,618	609,404	359,214	58.9%
Income Before Income Taxes	647,699	931,100	(283,401)	(30.4)%
Income tax (benefit) expense	41,766	(73,431)	115,197	(156.9)%
Net Income	$605,933	$1,004,531	$(398,598)	(39.7)%
Noncontrolling Interests in Income of Consolidated Subsidiaries	$42,637	$40,564	$2,073	5.1%
Dividends on Preferred Stock	$13,281	$—	$13,281	100.0%
Net Income Attributable to Common Stockholders	$550,015	$963,967	$(400,671)	(41.6)%

Interest Income

Interest income increased by $101.9 million primarily attributable to incremental interest income of (i) $170.6 million from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, (ii) $90.8 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through purchases, originations, and the execution of calls, (iii) $29.7 million and $25.9 million from growth in the origination and servicing businesses, respectively. The increase was partially offset by (iv) a $138.0 million decrease from MSR Financing Receivable attributable to the drop in discount accretion income recognized on servicer advances related to the Ocwen Transaction subsequent to December 31, 2018, (v) a $40.4 million decrease from Consumer Loans attributable to lower unpaid principal balance, and (vi) a $35.2 million decrease from Servicer Advance Investments and Excess Mortgage Servicing Rights driven by retrospective adjustments resulting from changes in valuation assumptions during the year ended December 31, 2019.

Interest Expense

Interest expense increased by $327.3 million primarily attributable to increases of (i) $213.0 million of interest expense on repurchase agreements financings on Real Estate Securities in which we made additional levered investments subsequent to December 31, 2018, (ii) $77.4 million on Residential Mortgage Loans due to an increase in the underlying principal balance of the portfolio levered with repurchase agreements, (iii) $31.9 million and $0.8 million from additional financing obtained driven by growth in the origination and servicing businesses, respectively, and (iv) $14.2 million of interest expense on MSRs, Excess MSRs, and related servicer advances financing obtained subsequent to December 31, 2018. The increases were partially offset by (v) a $10.0 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding and refinancing.

Other than Temporary Impairment (OTTI) on Securities

The other-than-temporary impairment on securities decreased by $4.8 million primarily resulting from a decline in fair values on a smaller portion of our Non-Agency RMBS, which we purchased with existing credit impairment, below their amortized cost basis as of December 31, 2019.

Valuation and Loss Provision (Reversal) on Loans and Real Estate Owned

The $50.2 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from, (i) $17.6 million less provision due to a reduction in net charge-offs on the Consumer Loan Companies attributable to lower unpaid principal balance, (ii) $30.8 million reversal of impairment on certain loans related to changes in interest rates and improved performance, and (iii) $4.1 million less impairment on certain REOs with an increase in home prices during the year ended December 31, 2019. The decrease was partially offset by (iv) $2.3 million less in reversals of reserves related to certain Ginnie Mae EBO servicer advance receivables, during the year ended December 31, 2019.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(433,098)	$31,298	$(464,396)
Changes in discount rates	127,314	43,887	83,427
Changes in other factors	119,580	(6,598)	126,178
Total	$(186,204)	$68,587	$(254,791)

Servicing revenue, net decreased $143.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. Specifically, (i) a $273.1 million increase in amortization as a result of higher prepayment speeds during the year ended December 31, 2019 and MSR acquisitions by our licensed servicer subsidiary, NRM, subsequent to December 31, 2018 (Note 6 to our Consolidated Financial Statements), and (ii) a $254.8 million change from positive mark-to-market during the year ended December 31, 2018 to negative mark-to-market during the year ended December 31, 2019, primarily driven by an increase in prepayment rates, partially offset by a decrease in discount rates and costs of subservicing, and an increase in ancillary income. The decrease was partially offset by (iii) a $378.3 million increase in servicing fee revenue and fees as a result of MSR acquisitions and the Shellpoint Acquisition that closed in July 2018, and (iv) realization of $3.3 million loss on sales through Gain (loss) on settlement of investments, net during the year ended December 31, 2019 compared to $2.9 million gain on sales during the year ended December 31, 2018.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

As a result of the Shellpoint Acquisition in July 2018, our wholly owned subsidiary, NewRez, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans.

Gain on originated mortgage loans, held-for-sale, net increased $379.3 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by (i) $339.1 million higher value of MSRs retained on transfer of loans, (ii) a $28.9 million increase in appraisal and other revenues earned in conjunction with the loan origination process, (iii) a $26.1 million positive change in fair value of interest rate lock commitments, (iv) a $25.1 million positive change in fair value of loans, (v) an $8.3 million net positive change in fair value of derivative instruments primarily related to TBAs, and (vi) a $6.4 million increase in gain on loans originated and sold. The increase was partially offset by (vii) a $54.6 million change from gain on settlement to loss on settlement of mortgage loan origination derivative instruments.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(18,279)	$(20,350)	$2,071
Changes in discount rates	13,446	—	13,446
Changes in other factors	(5,672)	(38,306)	32,634
Total	$(10,505)	$(58,656)	$48,151

The negative mark-to-market fair value adjustments during the year ended December 31, 2019 were mainly driven by changes in interest rates and prepayment rates and changes in other factors, partially offset by a decrease in discount rates. The change between the mark-to-market adjustments during the year ended December 31, 2019 compared to the year ended December 31, 2018 were primarily due to the realization of unrealized gains related to the Ocwen Transaction in 2018, which were reflected in Gain (loss) on settlement of investments, net.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(7,659)	$(7,183)	$(476)
Changes in discount rates	3,939	—	3,939
Changes in other factors	10,520	15,540	(5,020)
Total	$6,800	$8,357	$(1,557)

The positive mark-to-market adjustments during the year ended December 31, 2019 were mainly driven by interest income net of expenses recorded at the investee level, a decrease in discount rates and changes in other factors, partially offset by changes in interest rates and prepayment rates. Compared to the year ended December 31, 2018 where the positive mark-to-market adjustments were mainly driven by interest income net of expenses recorded at the investee level and other market factors, partially offset by changes in interest rates and prepayment rates.

Change in Fair Value of Investments in MSR Financing Receivables

The component of changes in the fair value of investments in mortgage servicing rights financing receivables related to changes in valuation inputs and assumptions related to the following:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$(112,269)	$(22,164)	$(90,105)
Changes in discount rates	99,674	212,273	(112,599)
Changes in other factors	33,689	39,927	(6,238)
Total	$21,094	$230,036	$(208,942)

The change in fair value of investments in mortgage servicing rights financing receivables decreased $220.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. $208.9 million of the decrease was related to changes in valuation inputs and assumptions, primarily due to less decrease in discount rates and an increase in prepayment rates, partially offset by a decrease in costs of subservicing and an increase in ancillary income. Additionally, amortization expense increased $6.0 million, attributable to higher prepayments partially offset by lower unpaid principal balance.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount
Changes in interest rates and prepayment rates	$628	$1,629	$(1,001)
Changes in discount rates	17,786	(12,829)	30,615
Changes in other factors	(8,126)	(78,132)	70,006
Total	$10,288	$(89,332)	$99,620

The positive mark-to-market adjustments during the year ended December 31, 2019 were mainly driven by a decrease in discount rates, whereas the negative mark-to-market adjustments during the year ended December 31, 2018 were mainly driven by both an increase in discount rates and the realization of unrealized gains related to the Ocwen Transaction in 2018, which were reflected in Gain (loss) on settlement of investments, net.

Change in Fair Value of Investments in Residential Mortgage Loans

Change in fair value of investments in Residential Mortgage Loans decreased $140.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily related to (i) $156.2 million realization of unrealized gains related to securitization (Note 9 to our Consolidated Financial Statements), which were reflected in Gain (loss) on settlement of investments, net. This was partially offset by (ii) a $15.5 million increase related to changes in valuation inputs and assumptions.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments increased $52.1 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily related to (i) a $49.2 million decrease in unrealized loss on Interest Rate Swaps and (ii) a $3.3 million change from unrealized loss to unrealized gain on TBAs. The increase was partially offset by (iii) a $0.4 million change from unrealized gain to unrealized loss on Interest Rate Caps.

Gain (Loss) on Settlement of Investments, Net

Gain (loss) on settlement of investments increased by $130.6 million, primarily related to (i) a $235.9 million change from loss on sale of real estate securities to gain on sale of real estate securities, (ii) a $160.9 million change in loss on sale of residential mortgage loans to gain on sale of residential mortgage loans, (iii) a $38.3 million change in loss on collapses to gain on collapses due primarily to market interest rates and decreased delinquencies, and (iv) a $0.9 million decrease in loss on sale of REO. The increase was partially offset by (v) a $184.8 million change from gain on settlement of derivatives to loss on settlement of derivatives related to TBAs and interest rate swaps, (vi) a $113.0 million decrease in gains on settlement of investments in excess MSRs and Servicer Advance Investments as a result of the Ocwen Transaction in 2018 (Note 6 to our Consolidated Financial Statements), (vii) a $7.9 million increase in loss on extinguishment of debt related to debt restructuring, and (viii) a $1.1 million increase in loss on liquidated residential mortgage loans related to debt restructuring, during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Earnings from Investments in Consumer Loans, Equity Method Investees

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $12.2 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 10 to our Consolidated Financial Statements) during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Other Income (Loss), Net

Other income (loss), net increased by $54.9 million, primarily attributable to (i) a $49.5 million bargain purchase gain as a result of the Ditech Acquisition in October 2019 (Note 3 to our Consolidated Financial Statements), (ii) $21.2 million rental and ancillary revenue resulting from the acquisitions and operations of Guardian (Note 3 to our Consolidated Financial Statements) and single-family rental properties, and (iii) an $11.0 million change from loss on Ocwen common stock to gain on Ocwen common stock, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was partially offset by (iv) an $8.9 million increase in unrealized loss on contingent consideration primarily related to the Shellpoint Acquisition (Note 3 to our Consolidated Financial Statements), (v) an $8.2 million decrease in unrealized gain on other ABS, and (vi) a $7.7 million decrease in gain on transfer of loans to REO, during the year ended December 31, 2019 compared to the year ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses increased by $306.5 million primarily attributable the Shellpoint and Ditech Acquisitions (Note 3 to our Consolidated Financial Statements). Specifically, there was (i) a $175.6 million increase in compensation and benefits expense as a result of the Shellpoint Acquisition in July 2018 and Ditech Acquisition in October 2019, resulting in an increase in the number of employees, (ii) a $43.4 million increase in loan origination expense, (iii) $22.9 million of deal expenses related to transition, integration, relocation and training costs incurred as part of the Ditech Acquisition, (iv) a $21.4 million increase in securitization fees, and deal and other consulting expenses due to increased securitization, deal, and refinancing activity, (v) a $10.5 million increase in occupancy expense, (vi) an $8.1 million increase in property maintenance and inspection expense resulting from the acquisitions and operations of Guardian (Note 3 to our Consolidated Financial Statements), (vii) a $7.0 million increase in technology and software enhancements, (viii) a $4.5 million increase in marketing expenses, and (ix) a $13.0 million increase in other general and administrative expenses during the year ended December 31, 2019 compared to year ended December 31, 2018.

Management Fee to Affiliate

Management fee to affiliate increased by $16.9 million as a result of increases to our gross equity subsequent to December 31, 2018.

Incentive Compensation to Affiliate

Incentive compensation to affiliate decreased by $3.0 million due to a decrease in our incentive compensation earnings measure resulting from the changes in the income and expense items described above, excluding any unrealized gains or losses from mark-to-market valuation changes on investments and debt during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Loan Servicing Expense

Loan servicing expense decreased by $11.8 million primarily attributable to a decrease of loan servicing expense on Consumer Loans, held for investment, attributable to lower unpaid principal balance.

Subservicing Expense

Subservicing expense increased $50.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of MSR acquisitions that closed subsequent to December 31, 2018 within our servicer subsidiary, NRM (Note 6 to our Consolidated Financial Statements).

Income Tax (Benefit) Expense

Income tax (benefit) expense changed by $115.2 million as a result of an income tax expense of $41.8 million during the year ended December 31, 2019 compared to an income tax benefit of $73.4 million during the year ended December 31, 2018, primarily due to the deferred tax expense generated by changes in the fair value of MSRs giving rise to an increase in taxable income in the TRS.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests in income (loss) of consolidated subsidiaries increased by $2.1 million primarily due to (i) a $4.6 million increase from the Shelter JVs, acquired as part of the Shellpoint Acquisition in the third quarter of 2018 (Note 3 to our Consolidated Financial Statements), (ii) a $2.3 million increase in other’s interest in the net income of the Buyer as a result of a change from negative to positive mark-to-market adjustments in the fair value of the Buyer’s assets and lower interest expense, partially offset by a net decrease in interest income earned on the Buyer’s levered assets, partially offset by (iii) a $4.8 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties, during the year ended December 31, 2019.

Dividends on Preferred Stock

During the year ended December 31, 2019, in a public offering, we issued Preferred Series A and Preferred Series B (Note 15 to our Consolidated Financial Statements), and declared preferred dividends of $13.3 million.

Other Comprehensive Income. See “—Accumulated Other Comprehensive Income (Loss)” below.

Comparison of Results of Operations for the years ended December 31, 2018 and 2017

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Interest income	$1,664,223	$1,519,679	$144,544	9.5%
Interest expense	606,433	460,865	145,568	31.6%
Net Interest Income	1,057,790	1,058,814	(1,024)	(0.1)%
Impairment
Other-than-temporary impairment (OTTI) on securities	30,017	10,334	19,683	190.5%
Valuation and loss provision (reversal) on loans and real estate owned	60,624	75,758	(15,134)	(20.0)%
	90,641	86,092	4,549	5.3%
Net interest income after impairment	967,149	972,722	(5,573)	(0.6)%
Servicing revenue, net of change in fair value of $(191,245) and $(67,672), respectively	528,595	424,349	104,246	24.6%
Gain on originated mortgage loans, held-for-sale, net	96,145	—	96,145	100.0%
Other Income
Change in fair value of investments in excess mortgage servicing rights	(58,656)	4,322	(62,978)	(1,457.1)%
Change in fair value of investments in excess mortgage servicing rights, equity method investees	8,357	12,617	(4,260)	(33.8)%
Change in fair value of investments in mortgage servicing rights financing receivables	31,550	66,394	(34,844)	(52.5)%
Change in fair value of servicer advance investments	(89,332)	84,418	(173,750)	(205.8)%
Change in fair value of investments in residential mortgage loans	69,820	—	69,820	100.0%
Change in fair value of derivative instruments	(108,234)	(2,190)	(106,044)	4,842.2%
Gain (loss) on settlement of investments, net	95,085	10,310	84,775	822.3%
Earnings from investments in consumer loans, equity method investees	10,803	25,617	(14,814)	(57.8)%
Other income (loss), net	(10,778)	6,298	(17,076)	(271.1)%
	(51,385)	207,786	(259,171)	(124.7)%
Operating Expenses
General and administrative expenses	231,579	67,159	164,420	244.8%
Management fee to affiliate	62,594	55,634	6,960	12.5%
Incentive compensation to affiliate	94,900	81,373	13,527	16.6%
Loan servicing expense	43,547	52,330	(8,783)	(16.8)%
Subservicing expense	176,784	166,081	10,703	6.4%
	609,404	422,577	186,827	44.2%
Income Before Income Taxes	931,100	1,182,280	(251,180)	(21.2)%
Income tax (benefit) expense	(73,431)	167,628	(241,059)	(143.8)%
Net Income	$1,004,531	$1,014,652	$(10,121)	(1.0)%
Noncontrolling Interests in Income of Consolidated Subsidiaries	$40,564	$57,119	$(16,555)	(29.0)%
Net Income Attributable to Common Stockholders	$963,967	$957,533	$6,434	0.7%
Interest Income

Interest income increased by $144.5 million primarily attributable to incremental interest income of (i) $141.8 million increase from an increase in the size of the Real Estate Securities portfolio and accelerated accretion on Real Estate Securities owned in Non-Agency RMBS trusts that were terminated upon the execution of calls, (ii) $48.8 million from the Residential Mortgage Loans portfolio due to the acquisition of loans through the execution of calls, and (iii) an increase of $10.6 million from the MSRs portfolio net of a decrease due to the transfer of HLSS Servicer Advance Investments and Excess MSR investment to Mortgage Servicing Rights Financing Receivables and related servicer advance receivables as a result of the Ocwen Transaction (Note 6 to our Consolidated Financial Statements). The increase was partially offset by (iv) a $57.5 million decrease from Consumer Loans attributable to lower unpaid principal balance.

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

Servicing revenue, net increased $104.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Specifically, Servicing fee revenue and fees increased $227.7 million as a result of MSR acquisitions by our servicer subsidiary, NRM, subsequent to December 31, 2017 (Note 6 to our Consolidated Financial Statements). This was offset by (i) a $33.7 million increase in amortization as a result of MSR acquisitions closed subsequent to December 31, 2017, (ii) a $86.9 million decrease related to changes in valuation inputs and assumptions, primarily driven by less decrease in discount rates, partially offset by a decrease in prepayment speeds, and (iii) a $2.9 million gain on sales realized through Gain (loss) on settlement of investments, net subsequent to December 31, 2017.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

The gain on sale of originated mortgage loans of $96.1 million during the year ended December 31, 2018 was a result of the Shellpoint Acquisition (Note 3 to our Consolidated Financial Statements). Our wholly owned subsidiary, NewRez, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and private investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans, we report Gain on originated mortgage loans, held-for-sale, net in the Consolidated Statements of Income (Note 9 to our Consolidated Financial Statements).

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

The negative mark-to-market fair value adjustments during the year ended December 31, 2018 was mainly driven by (i) the realization of unrealized gains related to the Ocwen Transaction (Note 6 to our Consolidated Financial Statements), which were reflected as a reclassification to Gain (loss) on settlement of investments, net, and (ii) an increase in projected prepayment speeds and faster actual prepayment rates.

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

The decrease in change in fair value of investments in mortgage servicing rights financing receivables of $34.8 million during the year ended December 31, 2018 was primarily driven by a $154.5 million increase in amortization of servicing rights and a $0.8 million gain on sales realized through Gain (loss) on settlement of investments, net. These were offset by a $120.5 million increase related to changes in valuation inputs and assumptions, primarily driven by a decrease in discount rates, partially offset by an increase in prepayment speeds.

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

The negative mark-to-market adjustments during the year ended December 31, 2018 were mainly driven by the realization of unrealized gains related to the Ocwen Transaction (Note 6 to our Consolidated Financial Statements) resulting in a reclassification to Gain (loss) on settlement of investments, net, and an increase in discount rates.

Change in Fair Value of Investments in Residential Mortgage Loans

The change in fair value of investments in Residential Mortgage Loans of $69.8 million during the year ended December 31, 2018 was due to the election of the fair value option on Residential Mortgage Loans acquired in the fourth quarter of 2018 coupled with a decrease in discount rates on loans acquired during the fourth quarter of 2018, whereas Residential Mortgage Loans were held at lower of cost or market value in 2017.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments decreased $106.0 million. The decrease was primarily related to (i) a $107.4 million increase in unrealized loss on Interest Rate Swaps. The decrease was partially offset by (ii) a $1.3 million decrease in unrealized loss on TBAs, and (iii) a $0.1 million decrease in unrealized gain on Interest Rate Caps.

Gain (Loss) on Settlement of Investments, Net

Gain on settlement of investments, net increased by $84.8 million, primarily related to (i) $101.7 million of gains reclassified from change in fair value of investments in Excess Mortgage Servicing Rights and Servicer Advance investments as a result of the Ocwen Transaction (Note 6 to our Consolidated Financial Statements), (ii) a $94.1 million change from loss to gain on settlement of derivatives related to an increase in gains on settlement of Interest Rate Swaps and a decrease in loss on settlement of TBAs, and (iii) a $6.5 million decrease in loss on liquidated residential mortgage loans during the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was partially offset by (iv) a $50.6 million change from gain on sale of real estate securities to loss on sale of real estate securities, (v) a $47.4 million change from gain on sale of residential mortgage loans to loss on sale of residential mortgage loans, (vi) a $3.2 million increased loss on sale of REO, and (vii) a $16.3 million increase in other losses primarily as a result of increased losses on securitizations of residential mortgage loans during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Earnings from Investments in Consumer Loans, Equity Method Investees

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $14.8 million as a result of a decrease in net earnings generated by our approximately 25% member interest in LoanCo and WarrantCo (Note 10 to our Consolidated Financial Statements) during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Other Income (Loss), Net

Other income (loss), net decreased by $17.1 million, primarily attributable to (i) a $16.2 million change from gain on Ocwen common stock to loss on Ocwen common stock, (ii) a $3.4 million decrease in gain on transfer of loans to REO, (iii) a $2.4 million change from gain on transfer of loans to other assets to loss on transfer of loans to other assets, and (iv) a $1.6 million increase in unrealized loss on contingent consideration attributable to the Shellpoint Acquisition (Note 3 to our Consolidated Financial Statements), during the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease was partially offset by (v) a $7.4 million increase in unrealized gain on other ABS during the year ended December 31, 2018 compared to the year ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses increased by $164.4 million primarily attributable to the Shellpoint Acquisition (Note 3 to our Consolidated Financial Statements) which led to increased General and administrative expenses during the year ended December 31, 2018. Specifically, there was (i) a $109.7 million increase in compensation and benefit expense, (ii) a $16.1 million increase in loan origination expense, (iii) a $8.9 million increase in rent and other office expenses, (iv) a $5.9 million increase in marketing expenses, and (v) a $5.1 million increase in legal and professional expense driven by transactions closed subsequent to December 31, 2017, during the year ended December 31, 2018 compared to the year ended December 31, 2017.

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

Subservicing Expense

Subservicing expense increased $10.7 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 as a result of MSR acquisitions that closed subsequent to December 31, 2017 within our servicer subsidiary, NRM (Note 6 to our Consolidated Financial Statements).

Income Tax (Benefit) Expense

Income tax (benefit) expense changed by $241.1 million as a result of an income tax benefit of $73.4 million during the year ended December 31, 2018 compared to an income tax expense of $167.6 million during the year ended December 31, 2017, primarily due to (i) the release of valuation allowances on deferred tax assets attributable to our TRSs, (ii) realization of deferred tax assets related to the Ocwen Transaction (Note 6 to our Consolidated Financial Statements), (iii) net deferred tax expense resulting from changes in assumptions impacting interest income and mark-to-market on investments in Servicer Advances during the year ended December 31, 2017, (iv) mark-to-market and interest income on Servicing Related Assets during the year ended December 31, 2018, and (v) a decrease in effective tax rates subsequent to December 31, 2017.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests in income (loss) of consolidated subsidiaries decreased by $16.6 million primarily due to (i) a $9.2 million decrease in other’s interest in the net income of the Buyer as a result of a decrease in noncontrolling ownership from 54.2% to 27.2% in August 2017, as well as a net decrease in interest income earned on the Buyer’s levered assets and in the change in fair value of the Buyer’s assets, during the year ended December 31, 2018, and (ii) a $8.9 million decrease from a net decrease in income from the Consumer Loan Companies, which are 46.5% owned by third parties. The decrease was partially offset by (iii) a $1.2 million increase in noncontrolling interest in income (loss) as a result of the Shellpoint Acquisition (Note 3 to our Consolidated Financial Statements).

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

Our primary sources of funds for liquidity generally consist of cash provided by operating activities (primarily income from our investments in Excess MSRs, MSRs, Servicer Advance Investments, RMBS and loans), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. As of December 31, 2019, approximately $45.1 million of our cash and cash equivalents was held to satisfy liquidity requirements related to repurchase agreements maturing after period end. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to regulatory requirements regarding NRM’s and NewRez’s liquidity. As of December 31, 2019, approximately $386.0 million of our cash and cash equivalents was held at NRM and NewRez, of which $199.6 million was in excess of regulatory liquidity requirements and available for deployment. Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations) and other operating expenses, and the repayment of borrowings and hedge obligations, as well as dividends. Although we have other sources of liquidity, such as sales of and repayments from our investments, potential debt financing sources and the issuance of equity securities, there can be no assurance that we will generate sufficient cash or achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. We have also committed to purchase certain future servicer advances. Currently, we expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. However, in the event of a significant economic downturn, net fundings could exceed net recoveries, which could have a materially adverse impact on our liquidity and could also result in additional expenses, primarily interest expense on any related financings of incremental advances.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2019, we had outstanding repurchase agreements with an aggregate face amount of approximately $27.9 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30 to 90 day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 2%-8% for Agency RMBS, 4%-60% for Non-Agency RMBS, and 2%-60% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.9 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

With respect to the next 12 months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our repurchase agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls, mortgage loan origination and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	December 31, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$15,481,677	$15,481,677	Jan-20 to May-20	1.99%	0.1	$15,499,156	$15,810,728	$15,862,218	4.0
Non-Agency RMBS(E)	7,317,519	7,317,519	Jan-20 to Sep-20	2.76%	0.1	25,220,620	8,014,409	8,661,349	7.0
Residential Mortgage Loans(F)	5,054,667	5,053,207	Feb-20 to May-21	3.48%	0.6	5,778,009	5,847,650	5,577,297	15.4
Real Estate Owned(G) (H)	63,846	63,822	Feb-20 to May-21	3.53%	0.7	N/A	N/A	77,556	N/A
Total Repurchase Agreements	27,917,709	27,916,225		2.47%	0.2
Notes and Bonds Payable
Excess MSRs(I)	217,300	217,300	Feb-20 to Jul-22	4.45%	2.6	97,846,949	306,803	394,644	5.9
MSRs(J)	2,646,540	2,640,036	Mar-20 to Jul-24	4.16%	1.6	394,098,370	3,998,060	4,446,855	5.7
Servicer Advances(K)	3,189,486	3,181,672	Jan-20 to Aug-23	2.90%	2.1	3,587,593	3,858,818	3,883,151	1.4
Residential Mortgage Loans(L)	866,001	864,451	Apr-20 to Dec-45	4.63%	8.3	1,183,625	1,199,326	1,171,201	7.1
Consumer Loans(M)	813,808	816,689	Dec-21 to May-36	3.25%	3.9	823,806	830,900	827,434	3.9
Total Notes and Bonds Payable	7,733,135	7,720,148		3.60%	2.8
Total/Weighted Average	$35,650,844	$35,636,373		2.71%	0.8

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $84.1 million of associated accrued interest payable as of December 31, 2019.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $5.3 billion of related trade and other receivables.

(E)
$6,788.4 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $529.1 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements and related collateral of $7.5 million and $10.0 million, respectively, on retained consumer loan bonds and of $638.6 million and $744.4 million, respectively, on retained bonds collateralized by Agency MSRs.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $217.3 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $1,250.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; $59.5 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,337.1 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.

(K)
$1.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.0% to 2.0%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.

(L)
Represents: (i) a $5.6 million note payable to Mr. Cooper which includes a $2.1 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $105.3 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 13 for fair value details), (iii) $353.5 million of 2019-RPL 1 asset-backed notes held by third parties which include $0.3 million of REO and bear interest equal to 4.59% (see Note 13 for fair value details), (iv) $202.5 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.58% (see Note 13 for fair value details), and (v) $199.1 million of asset-backed notes held by third parties which include $1.5 million of REO and bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $734.7 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036; $70.4 million UPB of Class B notes with a coupon of 3.58% and a stated maturity date in May 2036; and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $27.9 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2019
	Outstanding Balance at December 31, 2019	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$15,481,677	$9,453,261	$28,404,186	2.34%
Non-Agency RMBS	7,317,519	7,612,857	8,800,115	3.31%
Residential mortgage loans	4,878,731	2,467,091	6,367,610	3.96%
Real estate owned	52,957	69,428	101,153	4.18%
Notes and Bonds Payable
Excess MSRs	—	70,000	100,000	4.72%
MSRs	1,250,000	849,772	1,256,040	4.58%
Servicer advances	525,300	413,374	773,968	3.15%
Residential mortgage loans	204,703	310,098	542,321	3.40%
Total/Weighted Average	$29,710,887	$21,245,881		2.96%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Repurchase Agreements
Agency RMBS	$5,364,480	$6,846,716	$10,544,720	$14,939,907
Non-Agency RMBS	7,399,226	7,675,607	7,986,868	7,403,488
Residential mortgage loans	2,155,752	2,681,220	3,432,062	2,644,559
Real estate owned	91,025	48,247	58,390	66,317

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Repurchase Agreements
Agency RMBS	$1,280,639	$1,165,909	$2,639,286	$3,428,226
Non-Agency RMBS	4,946,706	5,259,463	6,094,029	7,444,959
Residential mortgage loans	1,178,834	1,617,382	2,154,943	1,675,353
Real estate owned	102,198	85,368	73,656	68,416

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 12 to our Consolidated Financial Statements.

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

Servicer Advance Notes Payable (the “Servicer Advance Notes”)

Following their revolving period, principal will be paid on the Servicer Advance Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding these revolving periods as of December 31, 2019 (dollars in thousands):

Servicer Advance Note Amount	Revolving Period Ends(A)
$22,995	January 2020
355,855	May 2020
33,412	June 2020
9,958	August 2020
103,080	October 2020
161,553	March 2021
92,672	April 2021
76,707	June 2021
700,000	October 2021
400,000	July 2022
400,000	September 2022
433,254	October 2022
400,000	August 2023
$3,189,486

(A)	On the earlier of this date or the occurrence of an early amortization event or a target amortization event.

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

Consumer Loans

In October 2016, the Consumer Loan Companies refinanced their outstanding asset-backed notes with an asset-backed securitization. The issuance consisted of $1.7 billion face amount of asset-backed notes comprised of six classes with maturity dates in November 2023 and March 2024, of which approximately $157.6 million face amount was retained by the Consumer Loan Companies and subsequently distributed to their members including New Residential. New Residential’s $79.9 million portion of these bonds was not treated as outstanding debt in consolidation through June 2019. In connection with the refinancing, the Consumer Loan Companies recorded approximately $4.7 million of loss on extinguishment of debt related to an unamortized discount.

In June 2019, the Consumer Loan Companies refinanced their outstanding asset-backed notes with a new asset-backed securitization. The issuance consisted of $938.7 million face amount of asset-backed notes comprised of three classes with maturity dates in May 2036, of which approximately $13.4 million face amount was retained by the Consumer Loan Companies and subsequently distributed to their members including New Residential. New Residential’s $10.0 million portion of these bonds is not treated as outstanding debt in consolidation. In connection with the refinancing, the Consumer Loan Companies recorded approximately $8.4 million of loss on extinguishment of debt related to an unamortized discount.

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

NRZ Excess Spread-Collateralized Notes (the “Excess Spread Notes”)

Principal will be paid on the Excess Spread Notes in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding the note amounts for the Excess Spread Notes as of December 31, 2019 (in thousands):

Transaction	Outstanding Note Amount	Maturity Date
PLS1	$—	February 2020(A)
Agency MSRs Loan	217,300	July 2022(B)
	$217,300

(A)	The PLS1 Excess Spread Notes may be paid off on any payment date occurring on or after December 2019 upon 180 days written notice from the Borrowers or Noteholders.

(B)	The Agency MSRs Loan has a loan repayment date of July 11, 2022.

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

Maturities

Our debt obligations as of December 31, 2019, as summarized in Note 12 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
2020	$527,231	$29,183,656	$29,710,887
2021	1,030,932	752,496	1,783,428
2022	1,646,318	217,300	1,863,618
2023	400,000	382,215	782,215
2024	—	389,177	389,177
2025 and thereafter	1,121,519	—	1,121,519
	$4,726,000	$30,924,844	$35,650,844

(A)	Includes repurchase agreements and notes and bonds payable of $1.9 million and $4,724.1 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $27,915.8 million and $3,009.0 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 2.4% and 15.5%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 9.4% and 17.7%, respectively, during the year ended December 31, 2019.

Borrowing Capacity

The following table represents our borrowing capacity as of December 31, 2019 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$6,296,106	$3,685,133	$2,610,973
New Loan Origination	4,433,000	1,433,380	2,999,620
Non-Agency RMBS	650,000	529,096	120,904
Notes and Bonds Payable
Excess MSRs	150,000	—	150,000
MSRs	1,575,000	1,309,484	265,516
Servicer advances(A)	1,645,000	1,289,521	355,479
Residential Mortgage Loans	650,000	199,132	450,868
Consumer loans	150,000	—	150,000
	$15,549,106	$8,445,746	$7,103,360

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. We pay a 0.02% fee on the unused borrowing capacity.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of December 31, 2019.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

On July 2, 2019, in a public offering, we issued 6.2 million shares of our Preferred Series A. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 0.6 million shares of our common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.5 million as of the grant date.

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

From and including, July 2, 2019 and August 15, 2019, but excluding, August 15, 2024, holders of shares of our Preferred Series A and Preferred Series B are entitled to receive cumulative cash dividends at a rate of 7.50% and 7.125% per annum of the $25.00 liquidation preference per share (equivalent to $1.875 and $1.781 per annum per share), respectively, and from and including August 15, 2024, at a floating rate per annum equal to the three-month LIBOR plus a spread of 5.802% and 5.640% per annum, respectively. Dividends are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

The Preferred Series A and Preferred Series B will not be redeemable before August 15, 2024, except under certain limited circumstances intended to preserve our qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024, we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Preferred Series A and Preferred Series B, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

Common Stock

Our certificate of incorporation authorizes 2,000,000,000 shares of common stock, par value $0.01 per share.

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2019.

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

On July 30, 2018, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2018, we sold 0.5 million ATM Shares for aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, we granted options to the Manager relating to 0.05 million shares of our common stock at the offering price, which had fair value of approximately $0.1 million as of the grant date. On August 1, 2019, the Distribution Agreement was amended to, among other things, (i) add additional sales agents under the ATM Program, and (ii) restore the aggregate offering price under the ATM Program to the original amount of $500.0 million. During the year ended December 31, 2019, we did not sell any ATM Shares.

In November 2018, we issued 28.8 million shares of our common stock in a public offering at a price of $17.32 per share for net proceeds of approximately $489.2 million. To compensate the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2.9 million shares of our common stock at the public offering price, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 3.25% risk-free rate, a 8.61% dividend yield, 17.50% volatility and a 10-year term.

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

As of December 31, 2019, our outstanding options had a weighted average exercise price of $16.33. Our outstanding options as of December 31, 2019 were summarized as follows:

Held by the Manager	10,511,167
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,290,749
Issued to the independent directors	7,000
Total	12,808,916

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2019, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2018	$417,023
Net unrealized gain (loss) on securities	445,943
Reclassification of net realized (gain) loss on securities into earnings	(180,815)
Accumulated other comprehensive income, December 31, 2019	$682,151

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2019, we recorded unrealized losses on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net widening of credit spreads. We recorded OTTI charges of $25.2 million with respect to real estate securities and realized gains of $206.0 million on sales of real estate securities.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2018	April 2018	$0.50
June 30, 2018	July 2018	$0.50
September 30, 2018	October 2018	$0.50
December 31, 2018	January 2019	$0.50
March 31, 2019	April 2019	$0.50
June 30, 2019	July 2019	$0.50
September 30, 2019	October 2019	$0.50
December 31, 2019	January 2020	$0.50

Cash Flow

Operating Activities

2019 vs. 2018

Net cash flows provided by operating activities decreased approximately $2.9 billion for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Operating cash inflows for the year ended December 31, 2019 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $25.4 billion, servicing fees received of $1.1 billion, net interest income received of $945.8 million, net funding of servicer advances receivable of $218.2 million, and distributions of earnings from equity method investees of $17.6 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $8.6 billion, loan originations of $19.4 billion, incentive compensation and management fees paid to the Manager of $173.1 million, income taxes paid of $1.5 million, subservicing fees paid of $367.8 million, and other outflows of approximately $700.9 million including general and administrative costs and loan servicing fees.

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

Investing Activities

Cash flows provided by (used in) investing activities were ($10.9 billion), ($5.2 billion) and ($1.8 billion) for the years ended December 31, 2019, 2018 and 2017, respectively. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $12.8 billion, $6.4 billion and ($2.7 billion) during the years ended December 31, 2019, 2018 and 2017, respectively. Financing activities consisted primarily of borrowings net of repayments under debt obligations, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.7 billion. As of December 31, 2019, there was $19.6 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of December 31, 2019. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2019, we had the following material contractual obligations (payments in thousands):

Contract	Terms

Debt Obligations

Repurchase Agreements	Described under Note 12 to our Consolidated Financial Statements.

Notes and Bonds Payable	Described under Note 12 to our Consolidated Financial Statements.

Other Contractual Obligations

Management Agreement
For its services, our Manager is entitled to management fees, incentive fees, and reimbursement for certain expenses, as defined in, and in accordance with the terms of, the Management Agreement. Such terms are described in Note 17 to our Consolidated Financial Statements.

Interest Rate Swaps	Described under Note 11 to our Consolidated Financial Statements.

	Fixed and Determinable Payments Due by Period
Contract	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Debt Obligations
Repurchase Agreements(A)	$130,082	$1,968	$—	$—	$132,050
Notes and Bonds Payable(A)	217,815	284,032	126,226	544,811	1,172,884
Other Contractual Obligations
Management Agreement(B)	177,238	170,691	170,691	2,133,642	2,652,262
Total	$525,135	$456,691	$296,917	$2,678,453	$3,957,196

(A)	Interest is included based on the expected LIBOR curve that existed at December 31, 2019 and the scheduled maturities of our debt obligations.

(B)
Amounts reflect management fees and full expense reimbursements for the next 30 years, assuming no change in gross equity. Incentive fee is included for the amount currently outstanding as of December 31, 2019.

See Notes 16 and 20 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2019, if any. As described in Note 16, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $272.1 million of unfunded and available revolving credit privileges as of December 31, 2019. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

CORE EARNINGS

We have five primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense under the debt incurred to finance our investments, (iii) our operating expenses and taxes and (iv) our realized and unrealized gains or losses, including any impairment, on our investments, and (v) income from our origination and servicing businesses. “Core earnings” is a non-GAAP measure of our operating performance, excluding the fourth variable above and adjusts the earnings from the consumer loan investment to a level yield basis. Core earnings is used by management to evaluate our performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are generally limited to a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

Since the third quarter of 2018, as a result of the Shellpoint Acquisition, we, through our wholly owned subsidiary, NewRez, originate conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, we report realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which we believe is an indicator of performance for the Servicing and Origination segments and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

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

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flows provided by operations and net income, see “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Liquidity and Capital Resources.” Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$550,015	$963,967	$957,533
Adjustments for Non-Core Earnings:
Impairment	35,344	90,641	86,092
Change in fair value of investments in mortgage servicing rights	171,915	(244,624)	(282,018)
Change in fair value of servicer advance investments	(10,288)	89,332	(84,418)
Change in fair value of investments in residential mortgage loans	43,009	(74,162)	—
Change in fair value of derivative instruments	49,699	113,558	2,190
(Gain) loss on settlement of investments, net (Note 2)	(158,640)	(96,319)	(10,310)
Other (income) loss (Note 2)	(27,985)	11,425	(6,298)
Other Income and Impairment attributable to non-controlling interests	(13,548)	(22,247)	(30,416)
Non-capitalized transaction-related expenses	56,289	21,946	21,723
Incentive compensation to affiliate (Note 17)	91,892	94,900	81,373
Preferred stock management fee to affiliate	2,642	—	—
Deferred taxes (Note 19)	38,207	(80,054)	168,518
Interest income on residential mortgage loans, held-for sale	60,689	13,374	13,623
Limit on RMBS discount accretion related to called deals	(19,590)	(58,581)	(28,652)
Adjust consumer loans to level yield	5,239	(21,181)	(41,250)
Core earnings of equity method investees:
Excess mortgage servicing rights	11,905	13,183	13,691
Core Earnings	$886,794	$815,158	$861,381

Net Income Per Diluted Share	$1.34	$2.81	$3.15
Core Earnings Per Diluted Share	$2.17	$2.38	$2.83

Weighted Average Number of Shares of Common Stock Outstanding, Diluted	408,990,107	343,137,361	304,381,388

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that we are exposed to are interest rate risk, mortgage basis spread risk, prepayment rate risk, and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies.”

Beginning with the third quarter of 2019, as a result of refinement of our risk management practices, including expansion of our hedging program, we have adjusted our sensitivity analysis. In prior periods, our sensitivity analysis reported the impact specific to changes in short term interest rates with no changes to discount rate spreads and yields. We have adjusted to report projected changes from a parallel shift in interest rates across all maturities along with corresponding changes in discount rates. In addition, based on management’s evaluation of the significance of each market risk exposure to us, we have adjusted our sensitivity analysis to capture changes in mortgage basis spread risk and to remove credit spread risk. These changes resulted in a material impact to the results of our sensitivity analysis and therefore, we have provided summarized comparable information under the new sensitivity analysis for the prior period.

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our investments in MSRs and Excess MSRs, we have recapture agreements, as described in Notes 5 and 6 to our Consolidated Financial Statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our investments in MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. See Part I, Item 1A, Risk Factors—Risks Related to Our Business—Changes in banks’ inter-bank lending rate reporting practices or how the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

	December 31, 2019	December 31, 2018
Interest rate change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+50bps	+12.4	+56.2
+25bps	+13.7	+30.3
-25bps	-28.7	-34.7
-50bps	-72.4	-73.7

Mortgage Basis Spread Risk

Mortgage basis measures the spread between the yield on current coupon mortgage backed securities and benchmark rates including treasuries and swaps. The level of mortgage basis is driven by demand and supply of mortgage backed instruments relative to other rate-sensitive assets. Changes in the mortgage basis have an impact on prepayment rates driven by the ability of borrowers underlying our portfolio to refinance. A lower mortgage basis would imply a lower mortgage rate which would increase prepayment speeds due to higher refinance activity and, therefore, lower fair value of our mortgage portfolio. The mortgage basis is also correlated with other spread products such as corporate credit, and in the crisis of the last decade it was at a generational wide not seen before or since. The table below provides comparative estimated changes in our book value based on changes in mortgage basis.

	December 31, 2019	December 31, 2018
Mortgage Basis change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+20bps	+31.4	+98.6
+10bps	+15.8	+49.6
-10bps	-16.1	-50.3
-20bps	-32.6	-101.4

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs, MSR financing receivables, Excess MSRs, the basic fee component of MSRs (which we own as part of our Servicer Advance Investments), Non-Agency RMBS and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs, MSR financing receivables, Excess MSRs or the basic fee component of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs, MSR financing receivables, Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our investments in MSRs, MSR financing receivables, Excess MSRs, Servicer Advance Investments, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. We do not expect to encounter credit risk in our Agency RMBS, and we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

For our MSRs, MSR financing receivables, and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not directly affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan, so delinquencies decrease prepayments therefore having a positive impact on fair value, while increased defaults have an effect similar to increased prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal. For our call rights, higher delinquencies and defaults could reduce the value of the underlying loans, therefore reducing or eliminating the related potential profit.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of December 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2019	$209,633

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$222,538	$215,887	$203,745	$198,192
Change in estimated fair value:
Amount	$12,905	$6,254	$(5,888)	$(11,441)
%	6.2%	3.0%	(2.8)%	(5.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$218,502	$213,760	$205,974	$202,694
Change in estimated fair value:
Amount	$8,869	$4,127	$(3,659)	$(6,939)
%	4.2%	2.0%	(1.7)%	(3.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$209,930	$209,781	$209,485	$209,337
Change in estimated fair value:
Amount	$297	$148	$(148)	$(296)
%	0.1%	0.1%	(0.1)%	(0.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$204,578	$207,106	$212,161	$214,688
Change in estimated fair value:
Amount	$(5,055)	$(2,527)	$2,528	$5,055
%	(2.4)%	(1.2)%	1.2%	2.4%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of December 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2019	$170,114

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$182,306	$176,012	$164,670	$159,546
Change in estimated fair value:
Amount	$12,192	$5,898	$(5,444)	$(10,568)
%	7.2%	3.5%	(3.2)%	(6.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$180,417	$174,964	$165,771	$161,866
Change in estimated fair value:
Amount	$10,303	$4,850	$(4,343)	$(8,248)
%	6.1%	2.9%	(2.6)%	(4.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$170,118	$170,116	$170,113	$170,111
Change in estimated fair value:
Amount	$4	$2	$(1)	$(3)
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$167,605	$168,860	$171,369	$172,623
Change in estimated fair value:
Amount	$(2,509)	$(1,254)	$1,255	$2,509
%	(1.5)%	(0.7)%	0.7%	1.5%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of December 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2019	$125,596

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$132,583	$128,983	$122,407	$119,399
Change in estimated fair value:
Amount	$6,987	$3,387	$(3,189)	$(6,197)
%	5.6%	2.7%	(2.5)%	(4.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$129,989	$127,617	$123,840	$122,290
Change in estimated fair value:
Amount	$4,393	$2,021	$(1,756)	$(3,306)
%	3.5%	1.6%	(1.4)%	(2.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$125,833	$125,715	$125,478	$125,360
Change in estimated fair value:
Amount	$237	$119	$(118)	$(236)
%	0.2%	0.1%	(0.1)%	(0.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$122,715	$124,156	$127,037	$128,478
Change in estimated fair value:
Amount	$(2,881)	$(1,440)	$1,441	$2,882
%	(2.3)%	(1.1)%	1.1%	2.3%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of December 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2019	$3,866,386
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,092,509	$3,975,729	$3,761,706	$3,663,443
Change in estimated fair value:
Amount	$226,123	$109,343	$(104,680)	$(202,943)
%	5.8%	2.8%	(2.7)%	(5.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,107,324	$3,979,458	$3,762,759	$3,669,370
Change in estimated fair value:
Amount	$240,938	$113,072	$(103,627)	$(197,016)
%	6.2%	2.9%	(2.7)%	(5.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,894,823	$3,880,231	$3,851,052	$3,836,467
Change in estimated fair value:
Amount	$28,437	$13,845	$(15,334)	$(29,919)
%	0.7%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,750,387	$3,808,014	$3,923,267	$3,980,894
Change in estimated fair value:
Amount	$(115,999)	$(58,372)	$56,881	$114,508
%	(3.0)%	(1.5)%	1.5%	3.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of December 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2019	$1,191,205
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,297,395	$1,242,035	$1,144,323	$1,101,029
Change in estimated fair value:
Amount	$106,190	$50,830	$(46,882)	$(90,176)
%	8.9%	4.3%	(3.9)%	(7.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,242,457	$1,215,165	$1,170,536	$1,153,244
Change in estimated fair value:
Amount	$51,252	$23,960	$(20,669)	$(37,961)
%	4.3%	2.0%	(1.7)%	(3.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,237,748	$1,208,944	$1,151,319	$1,122,500
Change in estimated fair value:
Amount	$46,543	$17,739	$(39,886)	$(68,705)
%	3.9%	1.5%	(3.3)%	(5.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,175,287	$1,183,233	$1,199,126	$1,207,073
Change in estimated fair value:
Amount	$(15,918)	$(7,972)	$7,921	$15,868
%	(1.3)%	(0.7)%	0.7%	1.3%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of December 31, 2019 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2019	$628,642
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$669,493	$648,353	$610,223	$592,976
Change in estimated fair value:
Amount	$40,851	$19,711	$(18,419)	$(35,666)
%	6.5%	3.1%	(2.9)%	(5.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$688,871	$656,702	$603,773	$581,508
Change in estimated fair value:
Amount	$60,229	$28,060	$(24,869)	$(47,134)
%	9.6%	4.5%	(4.0)%	(7.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$641,371	$635,006	$622,277	$615,914
Change in estimated fair value:
Amount	$12,729	$6,364	$(6,365)	$(12,728)
%	2.0%	1.0%	(1.0)%	(2.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$595,876	$612,259	$645,025	$661,408
Change in estimated fair value:
Amount	$(32,766)	$(16,383)	$16,383	$32,766
%	(5.2)%	(2.6)%	2.6%	5.2%

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of servicing related assets

Description of the Matter
The Company invests in servicing related assets comprising of Excess Mortgage Servicing Rights (“EMSR”), Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables (collectively “MSR”) and Servicer Advance investments totaling $505 million, $5,686 million and $582 million, respectively, as of December 31, 2019 as included in Notes 5, 6 and 7 to the consolidated financial statements. The Company records servicing related assets at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include discount rates, servicing costs, prepayment rates, recapture rates and the projection of advance balances.

Auditing management’s fair value of the servicing related assets and related changes in fair value is complex because the valuation is driven by significant assumptions that are judgmental and are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of servicing related assets including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We evaluated and tested the Company's processes and the design and operating effectiveness of internal controls addressing the valuation of servicing related assets. This included, among others, management’s independent review of significant assumptions including discount rates, servicing costs, prepayment speeds, recapture rates and the projection of servicer advance balances against historical results and available market information, management’s review of internally developed fair values in comparison to independent fair value ranges obtained from an independent valuation firm to evaluate the reasonableness of the fair values developed by the Company and management’s review of model functionality and changes. We also tested management’s controls to validate that the data used in the valuation was complete and accurate. In order to test the valuation of servicing related assets, our audit procedures included testing significant assumptions by comparing to historical results, current industry, market and economic trends, evaluating the Company’s use of the discounted cash flow valuation technique, validating the accuracy and completeness of model objective inputs by agreeing these inputs to the Company’s underlying mortgage records and evaluating the competence and objectivity of management’s independent valuation firm engaged to evaluate the reasonableness of the fair values developed by the Company. We also performed a sensitivity analysis of the significant assumptions to evaluate the changes in fair value of the servicing related assets from these assumptions. We involved an internal valuation specialist to test management’s assumptions and identify potential sources of contrary information. We evaluated the Company’s fair value disclosures included in Note 13 for consistency with US GAAP.

Valuation of Non-Agency Real Estate Securities, available-for-sale

Description of the Matter
The Company invests in non-agency Residential Mortgage Backed Securities (“RMBS”) which are classified as available-for-sale on the balance sheet. As disclosed in Note 8 to the consolidated financial statements, the Company determined that the fair value of these non-agency RMBS approximates $7,958 million, as of December 31, 2019. As explained in Note 13 to the consolidated financial statements, the Company utilizes pricing service quotations or broker quotations obtained from third-party pricing services and brokers engaged by New Residential (collectively “valuation providers”) in the fair value measurement of these Level 3 assets. Significant unobservable inputs are used in these fair value measurements which include discount rates, expected prepayment rates, expected default rates and expected loss severities.

Auditing management’s fair value of the non-agency RMBS is complex because determining the fair value is judgmental and involves using assumptions that are not directly observable in the market, including discount rates, expected prepayment rates, expected default rates and expected loss severities. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of non-agency RMBS including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We evaluated and tested the Company's processes and the design and operating effectiveness of internal controls addressing the valuation of non-agency RMBS. This included controls over the review of valuation methodologies used by the valuation providers, management’s fair value analysis applied to select one of the multiple quotes obtained from the valuation providers which is believed to most accurately reflect fair value and management’s evaluation of the pricing information obtained from the valuation providers.

As management used valuation providers to develop its fair value estimate, our audit procedures included selecting a sample of securities to determine whether the final price provided by the pricing source agrees to the price used by management. With the support of an internal valuation specialist, we independently developed a range of fair value for a sample of securities and compared management’s estimates to our ranges. We developed the ranges of fair value by using a cash flow model and inputting cash flow and yield assumptions based on our independently obtained information. We also considered market transaction data for similar securities, if available, to develop our independent ranges to be compared to management’s fair value estimate. We evaluated the Company’s fair value disclosures included in Note 13 for consistency with US GAAP.

Valuation of Residential Mortgage Loans (RMLs), held-for-sale, at fair value

Description of the Matter
The Company holds conforming and nonconforming mortgage loans acquired and identified for securitization to investors which are classified as held-for-sale, at fair value on the balance sheet as included in Note 9 to the consolidated financial statements. These RMLs are valued using internal pricing models to forecast loan level cash flows using subjective inputs such as default rates, prepayments speeds and discount rates. As the internal pricing model is based on these subjective, unobservable inputs, the Company classifies these valuations as Level 3 in the fair value hierarchy. The fair value of these loans was $3,024 million as included in Note 13 to the consolidated financial statements as of December 31, 2019.

Auditing management’s fair value of the RMLs classified as Level 3 in the fair value hierarchy, was complex because valuation is driven by significant assumptions that are judgmental and are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of RMLs including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We evaluated and tested the Company's processes and the design and operating effectiveness of internal controls addressing the valuation of RMLs. This included, among others, management’s independent review of significant assumptions including default rates, prepayments speeds and discount rates against historical results and available market information, management’s review of internally developed fair values in comparison to independent fair value marks obtained from third parties to evaluate the reasonableness of the fair values developed by the Company, and management’s review of model functionality and changes. We also tested management’s controls to validate that the data used in the valuation was complete and accurate.

In order to test the valuation of RMLs, our audit procedures included, among others, testing significant assumptions by comparing to historical results, current industry, market and economic trends, evaluating the Company’s use of the discounted cash flow valuation technique and validating the accuracy and completeness of model objective inputs. With the support of an internal valuation specialist, we independently developed a range of fair value for a sample of loan pools and compared management’s estimates to our ranges. We developed the ranges based on collateral characteristics of the pools selected for testing and consideration of market transaction data for similar collateral, where available. We evaluated the Company’s fair value disclosures included in Note 13 for consistency with US GAAP.

Accounting for the acquisition of assets and liabilities from Ditech Holding Corporation and
Ditech Financial LLC (‘Ditech’)

Description of the Matter
On October 1, 2019, the Company acquired certain assets and assumed certain liabilities from Ditech primarily comprising of MSRs, related servicer advances receivables, RMLs and other assets core to the origination and servicing operations, for a total purchase consideration of $1.2 billion, as disclosed in Note 3 to the consolidated financial statements. In addition, the Company also assumed certain office spaces and added approximately 1,100 employees from Ditech as part of the above transaction. The transaction was accounted for as a business combination under ASC No. 805, Business Combinations which resulted in the recognition of a $49.5 million bargain purchase gain.

Auditing the Company’s accounting for the acquisition is complex because the valuation of certain assets acquired including MSRs, RMLs and servicer advance receivables are driven by significant assumptions that are judgmental and are unobservable in nature. Selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of these assets including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We evaluated and tested the Company's processes and the design and operating effectiveness of internal controls addressing the accounting for the business combination such as controls over the recognition and measurement of assets acquired, liabilities assumed, and consideration paid. This included controls over the approval of the transaction, review and documentation of accounting considerations, management’s independent review of significant assumptions including discount rates, servicing costs, prepayment speeds, recapture rates, advance recoveries and loss severities against historical results and available market information, management’s review of internally developed fair values for certain assets in comparison to independent fair value ranges obtained from an independent valuation firm to evaluate the reasonableness of the fair values developed by the Company, and management’s review of model functionality for certain assets. We also tested the Company’s controls over evaluating the completeness and accuracy of the information obtained to record the assets acquired and liabilities assumed.

In order to test the business combination our audit procedures included testing the amount of consideration paid, testing the recognition of the assets acquired and liabilities assumed at fair value and determining if intangible assets were properly identified. We performed procedures to test the significant assumptions used in the determination of fair value for certain assets acquired including discount rates, servicing costs, prepayment rates, recapture rates, advance recoveries and loss severities by comparing to historical results, current industry, market and economic trends, evaluating the Company’s valuation techniques applied for each asset class acquired and validating the accuracy and completeness of model objective inputs. In addition, we performed procedures to evaluate the competence and objectivity of management’s independent valuation firms. We involved an internal valuation specialist to test management’s assumptions and identify potential sources of contrary information related to MSRs and RMLs acquired. We evaluated the Company’s disclosures included in Note 3 for consistency with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York
February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Residential Investment Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes of the Company and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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
February 19, 2020

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2019	2018
Assets
Investments in:
Excess mortgage servicing rights (“MSRs”), at fair value	$379,747	$447,860
Excess mortgage servicing rights, equity method investees, at fair value	125,596	147,964
Mortgage servicing rights, at fair value	3,967,960	2,884,100
Mortgage servicing rights financing receivables, at fair value	1,718,273	1,644,504
Servicer advance investments, at fair value(A)	581,777	735,846
Real estate and other securities, available-for-sale	19,477,728	11,636,581
Residential mortgage loans, held-for-investment (includes $484,443 and $121,088 at fair value at December 31, 2019 and December 31, 2018, respectively)(A)	925,706	735,329
Residential mortgage loans, held-for-sale	1,429,052	932,480
Residential mortgage loans, held-for-sale, at fair value	4,613,612	2,808,529
Consumer loans, held-for-investment(A)	827,545	1,072,202
Cash and cash equivalents(A)	528,737	251,058
Restricted cash	162,197	164,020
Servicer advances receivable	3,301,374	3,277,796
Trades receivable	5,256,014	3,925,198
Deferred tax asset, net	8,669	65,832
Other assets (includes $172,336 and $121,602 in residential mortgage loans subject to repurchase at December 31, 2019 and December 31,2018, respectively)	1,559,467	961,714
	$44,863,454	$31,691,013

Liabilities and Equity

Liabilities
Repurchase agreements	$27,916,225	$15,553,969
Notes and bonds payable (includes $659,738 and $117,048 at fair value at December 31, 2019 and December 31, 2018, respectively)(A)	7,720,148	7,102,266
Trades payable	902,081	2,048,348
Due to affiliates	103,882	101,471
Dividends payable	211,732	184,552
Accrued expenses and other liabilities(A) (includes $172,336 and $121,602 in residential mortgage loans repurchase liabilities at December 31, 2019 and December 31,2018, respectively)	773,126	612,112
	37,627,194	25,602,718

Commitments and Contingencies

Equity
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
7.50% Series A Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 6,210,000 and 0 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	150,026	—
7.125% Series B Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 11,300,000 and 0 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	273,418	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 415,520,780 and 369,104,429 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	4,156	3,692
Additional paid-in capital	5,498,226	4,746,242
Retained earnings	549,733	830,713
Accumulated other comprehensive income (loss)	682,151	417,023
Total New Residential stockholders’ equity	7,157,710	5,997,670
Noncontrolling interests in equity of consolidated subsidiaries	78,550	90,625
Total Equity	7,236,260	6,088,295
	$44,863,454	$31,691,013

(A)	See Note 14 regarding consolidated VIEs.

See notes to consolidated financial statements.
NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Interest income	$1,766,130	$1,664,223	$1,519,679
Interest expense	933,751	606,433	460,865
Net Interest Income	832,379	1,057,790	1,058,814

Impairment
Other-than-temporary impairment (OTTI) on securities	25,174	30,017	10,334
Valuation and loss provision, net on loans and real estate owned (REO)	10,403	60,624	75,758
	35,577	90,641	86,092

Net interest income after impairment	796,802	967,149	972,722

Servicing revenue, net of change in fair value of $(712,950), $(191,245), and $(67,672), respectively	385,159	528,595	424,349
Gain on originated mortgage loans, held-for-sale, net	475,455	96,145	—
Other Income
Change in fair value of investments in excess mortgage servicing rights	(10,505)	(58,656)	4,322
Change in fair value of investments in excess mortgage servicing rights, equity method investees	6,800	8,357	12,617
Change in fair value of investments in mortgage servicing rights financing receivables	(189,023)	31,550	66,394
Change in fair value of servicer advance investments	10,288	(89,332)	84,418
Change in fair value of investments in residential mortgage loans	(70,914)	69,820	—
Change in fair value of derivative investments	(56,143)	(108,234)	(2,190)
Gain (loss) on settlement of investments, net	225,687	95,085	10,310
Earnings from investments in consumer loans, equity method investees	(1,438)	10,803	25,617
Other income (loss), net	44,149	(10,778)	6,298
	(41,099)	(51,385)	207,786

Operating Expenses
General and administrative expenses	538,035	231,579	67,159
Management fee to affiliate	79,472	62,594	55,634
Incentive compensation to affiliate	91,892	94,900	81,373
Loan servicing expense	31,737	43,547	52,330
Subservicing expense	227,482	176,784	166,081
	968,618	609,404	422,577

Income Before Income Taxes	647,699	931,100	1,182,280
Income tax (benefit) expense	41,766	(73,431)	167,628
Net Income	$605,933	$1,004,531	$1,014,652
Noncontrolling Interests in Income of Consolidated Subsidiaries	$42,637	$40,564	$57,119
Dividends on Preferred Stock	$13,281	$—	$—
Net Income Attributable to Common Stockholders	$550,015	$963,967	$957,533

Net Income Per Share of Common Stock
Basic	$1.35	$2.82	$3.17
Diluted	$1.34	$2.81	$3.15

Weighted Average Number of Shares of Common Stock Outstanding
Basic	408,789,642	341,268,923	302,238,065
Diluted	408,990,107	343,137,361	304,381,388

Dividends Declared per Share of Common Stock	$2.00	$2.00	$1.98

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2019	2018	2017
Comprehensive income (loss), net of tax
Net income	$605,933	$1,004,531	$1,014,652
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	445,943	(7,397)	248,412
Reclassification of net realized (gain) loss on securities into earnings	(180,815)	59,953	(10,308)
	265,128	52,556	238,104
Total comprehensive income	$871,061	$1,057,087	$1,252,756
Comprehensive income attributable to noncontrolling interests	$42,637	$40,564	$57,119
Dividends on preferred stock	$13,281	$—	$—
Comprehensive income attributable to common stockholders	$815,143	$1,016,523	$1,195,637

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2016	$—	250,773,117	$2,507	$2,920,730	$210,500	$126,363	$3,260,100	$208,077	$3,468,177
Dividends declared	—	—	—	—	(608,557)	—	(608,557)	—	(608,557)
Capital distributions	—	—	—	—	—	—	—	(84,196)	(84,196)
Issuance of common stock	—	56,545,787	566	833,963	—	—	834,529	—	834,529
Purchase of noncontrolling interests in the Buyer	—	—	—	9,183	—	—	9,183	(75,043)	(65,860)
Option exercise	—	—	—	(1,386)	—	—	(1,386)	—	(1,386)
Director share grants	—	42,405	1	698	—	—	699	—	699
Comprehensive income (loss)
Net income (loss)	—	—	—	—	957,533	—	957,533	57,119	1,014,652
Net unrealized gain (loss) on securities	—	—	—	—	—	248,412	248,412	—	248,412
Reclassification of net realized gain (loss) on securities into earnings	—	—	—	—	—	(10,308)	(10,308)	—	(10,308)
Total comprehensive income (loss)							1,195,637	57,119	1,252,756
Balance at December 31, 2017	$—	307,361,309	$3,074	$3,763,188	$559,476	$364,467	$4,690,205	$105,957	$4,796,162
Dividends declared	—	—	—	—	(692,730)	—	(692,730)	—	(692,730)
Capital distributions	—	—	—	—	—	—	—	(64,559)	(64,559)
Issuance of common stock	—	57,991,659	580	981,482	—	—	982,062	—	982,062
Option exercise	—	3,694,228	37	(37)	—	—	—	—	—
Purchase of noncontrolling interests in the Buyer	—	—	—	653	—	—	653	8,663	9,316
Other dilution	—	—	—	(63)	—	—	(63)	—	(63)
Director share grants	—	57,233	1	1,019	—	—	1,020	—	1,020
Comprehensive income (loss)
Net income (loss)	—	—	—	—	963,967	—	963,967	40,564	1,004,531
Net unrealized gain (loss) on securities	—	—	—	—	—	(7,397)	(7,397)	—	(7,397)
Reclassification of net realized gain (loss) on securities into earnings	—	—	—	—	—	59,953	59,953	—	59,953
Total comprehensive income (loss)							1,016,523	40,564	1,057,087
Balance at December 31, 2018	$—	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared on common stock	—	—	—	—	(830,995)	—	(830,995)	—	(830,995)
Dividends declared on preferred stock	—	—	—	—	(13,281)	—	(13,281)	—	(13,281)
Capital distributions	—	—	—	—	—	—	—	(54,712)	(54,712)
Issuance of common stock	—	46,000,000	460	750,933	—	—	751,393	—	751,393
Issuance of preferred stock	423,444	—	—	—	—	—	423,444	—	423,444
Option exercise	—	348,613	3	(3)	—	—	—	—	—
Purchase of noncontrolling interests in the Buyer	—	—	—	—	—	—	—	—	—
Director share grants	—	67,738	1	1,054	—	—	1,055	—	1,055
Comprehensive income (loss)
Net income (loss)	—	—	—	—	563,296	—	563,296	42,637	605,933
Net unrealized gain (loss) on securities	—	—	—	—	—	445,943	445,943	—	445,943
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	(180,815)	(180,815)	—	(180,815)
Total comprehensive income (loss)							828,424	42,637	871,061
Balance at December 31, 2019	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash Flows From Operating Activities
Net income	$605,933	$1,004,531	$1,014,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	10,505	58,656	(4,322)
Change in fair value of investments in excess mortgage servicer rights, equity method investees	(6,800)	(8,357)	(12,617)
Change in fair value of investments in mortgage servicing rights financing receivables	189,023	(31,550)	(66,394)
Change in fair value of servicer advance investments	(10,288)	89,332	(84,418)
Change in fair value of residential mortgage loans, at fair value, and notes and bonds payable, at fair value	50,244	(68,929)	—
(Gain) / loss on settlement of investments, net	(225,687)	(95,085)	(10,310)
Gain on sale of originated mortgage loans, held-for-sale, net	(475,455)	(96,145)	—
Bargain Purchase Gain	(49,539)	—	—
Earnings from investments in consumer loans, equity method investees	1,438	(10,803)	(25,617)
Change in fair value of derivative instruments	56,143	108,234	2,190
Changes in fair value of contingent consideration	10,487	1,581	—
Unrealized (gain) / loss on other ABS	(2,101)	(10,283)	(2,883)
(Gain) / loss on transfer of loans to REO	(11,842)	(19,519)	(22,938)
(Gain) / loss on transfer of loans to other assets	1,144	1,977	(488)
(Gain) / loss on Excess MSR recapture agreements	(2,294)	(979)	(2,384)
(Gain) / loss on Ocwen common stock	(174)	10,860	(5,346)
Accretion and other amortization	(379,129)	(701,967)	(1,031,384)
Other-than-temporary impairment	25,174	30,017	10,334
Valuation and loss provision on loans and real estate owned	10,403	60,624	75,758
Non-cash portions of servicing revenue, net	712,950	191,245	67,672
Non-cash directors’ compensation	1,055	1,020	699
Deferred tax provision	52,991	(80,054)	168,518
Changes in:
Servicer advances receivable, net	218,217	381,400	(30,688)
Other assets	(338,300)	(193,681)	(32,174)
Due to affiliates	2,411	12,510	41,613
Accrued expenses and other liabilities	182,153	186,311	26,081
Other operating cash flows:
Interest received from excess mortgage servicing rights	34,050	45,947	79,612
Interest received from servicer advance investments	28,437	33,821	168,595
Interest received from Non-Agency RMBS	264,694	219,704	211,599
Interest received from PCD residential mortgage loans, held-for-investment	8,485	8,962	8,021
Interest received from PCD consumer loans, held-for-investment	30,588	36,660	52,372
Distributions of earnings from excess mortgage servicing rights, equity method investees	8,999	11,059	13,668
Distributions of earnings from consumer loan equity method investees	8,607	6,176	6,240
Purchases of residential mortgage loans, held-for-sale	(8,610,511)	(5,767,172)	(5,135,700)
Origination of residential mortgage loans, held-for-sale	(19,411,150)	(3,385,868)	—
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	24,968,751	6,546,613	3,514,108
Principal repayments from purchased residential mortgage loans, held-for-sale	417,840	194,038	106,213
Net cash provided by (used in) operating activities	(1,622,548)	(1,229,114)	(899,718)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash Flows From Investing Activities
Business Acquisitions, net of cash acquired	(1,223,233)	(123,185)	—
Purchase of servicer advance investments	(1,622,808)	(2,306,043)	(12,168,519)
Purchase of MSRs, MSR financing receivables and servicer advance receivables	(1,450,375)	(1,194,467)	(1,661,608)
Purchase of Agency RMBS	(35,479,893)	(10,200,299)	(9,165,868)
Purchase of Non-Agency RMBS	(885,629)	(2,969,308)	(2,570,753)
Purchase of residential mortgage loans	—	(85,778)	(609,627)
Purchase of derivatives	—	—	(2,350)
Purchase of real estate owned and other assets	(68,024)	(33,377)	(38,127)
Purchase of investment in consumer loans, equity method investees	(64,499)	(308,050)	(470,344)
Purchase of commercial real estate, equity method investees	—	(75,000)	—
Draws on revolving consumer loans	(54,375)	(63,971)	(56,321)
Payments for settlement of derivatives	(300,771)	(172,152)	(164,025)
Return of investments in excess mortgage servicing rights	48,444	53,055	172,395
Return of investments in excess mortgage servicing rights, equity method investees	20,169	21,099	21,972
Return of investments in consumer loans, equity method investees	92,748	300,056	393,722
Principal repayments from servicer advance investments	1,786,394	2,421,334	13,820,019
Principal repayments from Agency RMBS	2,085,283	111,202	107,666
Principal repayments from Non-Agency RMBS	1,294,010	939,690	815,451
Principal repayments from residential mortgage loans	113,602	147,403	94,807
Proceeds from sale of residential mortgage loans	41,622	25,511	13,313
Principal repayments from consumer loans	261,456	311,222	401,403
Principal repayments from MSRs and MSR financing receivables	51,470	—	—
Proceeds from sale of mortgage servicing rights	1,539	5,776	—
Proceeds from sale of mortgage servicing rights financing receivables	22,989	7,472	—
Proceeds from sale of excess mortgage servicing rights	10,095	19,064	13,505
Proceeds from sale of Agency RMBS	22,173,505	7,528,490	8,880,766
Proceeds from sale of Non-Agency RMBS	1,950,384	86,443	182,384
Proceeds from settlement of derivatives	108,472	242,422	126,319
Proceeds from sale of real estate owned	138,910	140,301	86,241
Net cash used in investing activities	(10,948,515)	(5,171,090)	(1,777,579)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Financing Activities
Repayments of repurchase agreements	(230,954,107)	(93,214,286)	(54,289,124)
Margin deposits under repurchase agreements and derivatives	(4,567,677)	(1,934,868)	(1,056,408)
Repayments of notes and bonds payable	(9,307,033)	(9,892,659)	(8,971,523)
Payment of deferred financing fees	(6,705)	(12,498)	(6,610)
Common stock dividends paid	(807,788)	(661,859)	(570,232)
Preferred shareholders stock dividends paid	(9,334)	—	—
Borrowings under repurchase agreements	243,316,628	99,662,678	57,762,563
Return of margin deposits under repurchase agreements and derivatives	4,365,946	1,733,387	1,058,791
Borrowings under notes and bonds payable	9,706,864	9,770,909	8,057,720
Issuance of preferred stock	423,444	—	—
Issuance of common stock	752,217	983,149	835,465
Costs related to issuance of common stock	(824)	(1,087)	(936)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(54,712)	(64,559)	(84,196)
Payment of contingent consideration	(10,000)	—	—
Purchase of noncontrolling interests in the Buyer	—	925	(65,860)
Net cash provided by financing activities	12,846,919	6,369,232	2,669,650

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	275,856	(30,972)	(7,647)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	415,078	446,050	453,697

Cash, Cash Equivalents, and Restricted Cash, End of Period	$690,934	$415,078	$446,050

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$902,466	$564,722	$442,287
Cash paid during the period for income taxes	1,479	5,012	5,021

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$211,732	$184,552	$153,681
Purchase of Agency and Non-Agency RMBS, settled after year end	902,081	2,048,348	1,169,896
Sale of investments, primarily Agency RMBS, settled after year end	5,256,014	3,925,198	1,030,850
Transfer from residential mortgage loans to real estate owned and other assets	95,640	109,527	141,968
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	9,136	23,080	23,080
Non-cash distributions from LoanCo	—	25,739	44,587
MSR purchase price holdback	(25,245)	(697)	40,854
Shellpoint Acquisition purchase price holdback	—	8,173	—
Shellpoint Acquisition contingent consideration	—	39,300	—
Guardian Acquisition contingent consideration	13,893	—	—
Ditech effective settlement of Preexisting Relationships	4,919	—	—
Real estate securities retained from loan securitizations	1,171,959	900,491	403,270
Residential mortgage loans subject to repurchase	172,336	121,602	—
Ocwen transaction (Note 6) - excess mortgage servicing rights	—	638,567	71,982
Ocwen transaction (Note 6) - servicer advance investments	—	3,175,891	481,220
Ocwen transaction (Note 6) - mortgage servicing rights financing receivables, at fair value	—	1,017,993	64,450
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

1. ORGANIZATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential”, or “the Company”) is a Delaware corporation that was formed as a limited liability company in September 2011 for the purpose of making real estate related investments and commenced operations on December 8, 2011. New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.”

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 19 - Income Taxes, for additional information regarding New Residential’s taxable REIT subsidiaries.

New Residential, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and NewRez LLC (“NewRez”), is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. Each of NRM and NewRez is also approved to service mortgage loans on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, Government Sponsored Enterprises or “GSEs”) and, solely in the case of NewRez, Government National Mortgage Association (“Ginnie Mae”). NewRez is also eligible to perform servicing on behalf of other servicers (subservicing).

NewRez originates, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured (Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”)), and U.S. Department of Agriculture (“USDA”) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by NewRez. NRM and NewRez are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals.

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

As of December 31, 2019, New Residential conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of December 31, 2019. In addition, Fortress, through its affiliates, held options relating to approximately 10.5 million shares of New Residential’s common stock as of December 31, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “US GAAP”). The consolidated financial statements include the accounts of New Residential and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Residential consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which New Residential is determined to be the primary beneficiary. For entities over which New Residential exercises significant influence, but which do not meet the requirements for consolidation, New Residential uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

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

Investments in MSR Financing Receivables — In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs; however, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential records an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Residential has elected to measure the investment at fair value, with changes in fair value flowing through change in fair value of investments in mortgage servicing rights financing receivables in the Consolidated Statements of Income.

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

For originated residential mortgage loans measured at fair value, we report the change in the fair value within gain on originated mortgage loans, held-for-sale, net in the consolidated statements of income. Fair value is generally determined using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

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

Accretion and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Accretion of net discount on securities and loans(A)	$323,652	$452,500	$398,213
Accretion of servicer advances receivable discount and servicer advance investments	28,094	214,876	542,983
Accretion of excess mortgage servicing rights income	32,647	44,440	103,053
Amortization of deferred financing costs	(4,019)	(7,795)	(12,076)
Amortization of discount on notes and bonds payable	(1,245)	(2,054)	(789)
	$379,129	$701,967	$1,031,384

(A)    Includes accretion of the accretable yield on PCD loans.

Other Income (Loss), Net — This item is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Unrealized gain (loss) on other ABS	$2,101	$10,283	$2,883
Unrealized gain (loss) on notes and bonds payable	(1,236)	(684)	—
Unrealized gain (loss) on contingent consideration	(10,487)	(1,581)	—
Gain (loss) on transfer of loans to REO	11,842	19,519	22,938
Gain (loss) on transfer of loans to other assets	(1,144)	(1,977)	488
Gain (loss) on Excess MSR recapture agreements	2,294	979	2,384
Gain (loss) on Ocwen common stock	174	(10,860)	5,346
Bargain Purchase Gain(A)	49,539	—	—
Rental and Ancillary Revenue	21,181	—	—
Other income (loss)	(30,115)	(26,457)	(27,741)
	$44,149	$(10,778)	$6,298

(A)    Partly driven by certain transition, integration, relocation and training costs incurred by the Ditech Acquisition (Note 3).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Gain (Loss) on Settlement of Investments, Net — This item is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Gain (loss) on sale of real estate securities, net	$205,989	$(29,936)	$20,642
Gain (loss) on sale of acquired residential mortgage loans, net	153,174	(7,677)	39,731
Gain (loss) on settlement of derivatives	(129,923)	54,867	(39,214)
Gain (loss) on liquidated residential mortgage loans	(4,872)	(3,734)	(10,201)
Gain (loss) on sale of REO	(11,521)	(12,424)	(9,215)
Gains on settlement of investments in excess MSRs and servicer advance investments	—	113,002	11,320
Other gains (losses)	12,840	(19,013)	(2,753)
	$225,687	$95,085	$10,310

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

General and Administrative Expenses, Loan Servicing Expense and Subservicing Expense — General and administrative expense primarily include employee compensation, legal fees, audit fees, insurance premiums, and other costs, as well as loan servicing and subservicing expenses, and are expensed as incurred. General and Administrative Expenses is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Compensation and benefits expense, servicing	$121,004	$47,084	$184
Compensation and benefits expense, origination	164,485	62,786	—
Legal and professional expense	89,489	45,234	40,182
Loan origination expense	59,418	16,050	—
Occupancy expense	19,388	8,868	—
Other(A)	84,251	51,557	26,793
	$538,035	$231,579	$67,159

(A)    Represents miscellaneous general and administrative expenses.

Management Fee and Incentive Compensation to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 17.

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

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

Mortgage Loan Repurchases — NewRez, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and NewRez retains the right to service the underlying residential mortgage loans. As the servicer, NewRez, holds an option to repurchase delinquent loans from the securitization at its discretion (the “Ginnie Mae Buy-Back Option”). In accordance with the accounting guidance in ASC 860, NewRez recognizes any delinquent loans subject to the Ginnie Mae Buy-Back Option and an offsetting repurchase liability on its balance sheet regardless of whether NewRez executes its option to repurchase.

Cash and Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. As of December 31, 2019 and 2018, New Residential held: (i) $64.0 million and $60.0 million, respectively, of restricted cash related to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, (ii) $0.0 million and $1.9 million, respectively, of restricted cash related to financing requirements of the corporate notes secured by Excess MSRs (Note 12), (iii) $4.7 million and $4.1 million, respectively, of restricted cash related to Ginnie Mae Excess MSRs, (iv) $32.4 million and $37.6 million, respectively, of restricted cash related to the financing of consumer loans, and (v) $61.1 million and $60.4 million, respectively, of restricted cash related to MSRs.

Servicer Advances Receivable — Represents servicer advances due to New Residential’s servicer subsidiary, NRM (Note 6). The servicer advances receivable purchased in conjunction with MSRs are recorded with purchase discounts. Subsequent advances are recorded at cost, subject to impairment. Any related purchase discounts are accreted into servicing revenue, net (MSRs) or interest income (MSR financing receivables) on a straight-line basis over the estimated weighted average life of the advances.

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

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

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2019	2018		2019	2018
Margin receivable, net(A)	$280,176	$145,857	MSRs purchase price holdback	75,348	100,593
Servicing fee receivables	159,607	105,563	Interest payable	68,668	49,352
Due from servicers	163,961	95,261	Accounts payable	119,771	75,591
Principal and interest receivable	85,191	76,015	Derivative liabilities (Note 11)	6,885	29,389
Equity investment(B)	114,763	74,323	Due to servicers	127,846	95,419
Other receivables	117,045	23,723	Residential mortgage loan repurchase liability	172,336	121,602
Real Estate Owned	93,672	113,410	Contingent Consideration	55,222	40,842
Single-family rental properties	24,133	—	Accrued Compensation and Benefits	41,228	17,656
Residential mortgage loans subject to repurchase	172,336	121,602	Excess spread financing, at fair value	31,777	39,304
Consumer loans, equity method investees (Note 10)	—	38,294	Operating lease liability	38,520	—
Goodwill	29,737	24,645	Reserve for sales recourse	12,549	5,880
Notes Receivable(D)	37,001	—	Other liabilities	22,976	36,484
Warrants	28,042	—		$773,126	$612,112
Recovery asset(E)	23,100	—
Property and equipment	18,018	11,263
Receivable from government agency(C)	19,670	20,795
Intangible assets	40,963	18,708
Prepaid expenses	19,249	29,165
Operating lease right-of-use asset	32,120	—
Derivative assets (Note 11)	41,501	10,893
Ocwen common stock, at fair value	7,952	7,778
Other assets	51,230	44,419
	$1,559,467	$961,714

(A)	Represents collateral posted primarily as a result of changes in fair value of our 1) real estate securities securing our repurchase agreements and 2) derivative instruments.

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

(D)	Represents a four-year subordinated debt facility to Covius (Note 3).

(E)	Represents post loan charge off deficiency balances acquired through the Ditech Acquisition (Note 3).

Goodwill — As a result of the Shellpoint and Guardian acquisitions, New Residential recorded goodwill for the consideration transferred in excess of the fair value of the net identifiable assets acquired. New Residential performs an annual assessment of

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

goodwill on October 1 and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred. New Residential did not recognize any impairment this year.

Intangible Assets — As a result of the Shellpoint, Guardian and Ditech acquisitions, New Residential identified intangible assets in the form of licenses, customer relationships, business relationships, and tradename. New Residential recorded the intangible assets at fair value at the acquisition date and will amortize the value of finite lived intangibles into expense over the expected useful life. The licenses acquired as part of the Shellpoint acquisition and the tradename acquired as part of the Guardian acquisition were deemed to have an indefinite useful life and will be evaluated for impairment on a quarterly basis and the fair value will be assessed annually and in interim periods if indicators of impairment exist. New Residential performs an annual assessment of impairment on October 1 and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred. New Residential did not recognize any impairment this year.

Repurchase Agreements and Notes and Bonds Payable — New Residential’s repurchase agreements are generally short-term debt that expire within one year. Such agreements and notes and bonds payable are carried at their contractual amounts, as specified by each repurchase or financing agreement, and generally treated as collateralized financing transactions.

Mortgage Origination Reserves — NewRez originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, NewRez provides representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, NewRez generally has an obligation to cure the breach. If NewRez is unable to cure the breach, the purchaser may require NewRez to repurchase the loan. New Residential records a reserve for sales recourse at the time of sale to cover all potential recourse obligations based on the outstanding balance of mortgage loans subject to recourse as well as historical and estimated future loss rates. New Residential evaluates the ongoing adequacy of the reserve based on actual experience and changing circumstances, making adjustments to the reserve as deemed necessary.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02 is effective for New Residential in the first quarter of 2019. Early adoption is permitted upon issuance. An entity should apply ASU No. 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. The adoption of ASU No. 2016-02 did not have a material impact on the consolidated financial statements, and the amount of New Residential future lease commitments has been deemed as immaterial (see Note 16 for details).

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU No. 2016-13 is effective for New Residential in the first quarter of 2020, and early adoption was permitted beginning in 2019. An entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

of the beginning of the fiscal year of adoption. New Residential is still evaluating and expects to recognize a cumulative-effect adjustment to the balance sheet upon adoption. The standard provides an option to elect fair value option for certain investments as an alternative to adopting ASU No. 2016-13. New Residential expects to elect fair value option on its residential mortgage and consumer loans portfolios, and expects to record a positive adjustments of $5.9 million to retained earnings, comprised of a decrease of $6.0 million due to the change in fair value of residential mortgage loans, and an increase of $11.9 million due to the change in fair value of consumer loans, net of noncontrolling interests.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 805). The standard simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. Under the new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. ASU No. 2017-04 is effective for New Residential in the first quarter of 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. New Residential is early adopting the standard for 2019. The adoption of ASU No. 2017-04 did not have a material impact on the financial statements.

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

On December 18, 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several areas including accounting for franchise taxes and step-up in tax basis goodwill. While not required to be adopted until 2021, New Residential is early adopting this guidance in 2019. The adoption of ASU No. 2019-12 did not have a material impact on the consolidated financial statements.

3. BUSINESS ACQUISITIONS

New Residential completed the Shellpoint acquisition in 2018 and the Guardian and Ditech acquisitions in 2019 as part of its strategy to expand its residential origination, servicing and asset management capabilities. New Residential accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents synergies and benefits expected to result from combining operations and adding in-house servicing, asset origination and recapture capabilities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Purchase Price Allocation

New Residential has performed an allocation of the total consideration paid to acquire the assets and liabilities of the companies acquired, as set forth below.

	2019			2018
	Ditech	Guardian	Total	Shellpoint
Total Consideration ($ in millions)	$1,218.2	$21.5	$1,239.7	$425.5
Assets
Mortgage servicing rights, at fair value(A)	$387.2	$—	$387.2	$286.6
Residential mortgage loans, held-for-investment, at fair value	—	—	—	125.3
Residential mortgage loans, held-for-sale, at fair value	627.4	—	627.4	488.2
Residential mortgage loans subject to repurchase	—	—	—	121.4

Cash and cash equivalents	—	1.8	1.8	79.2
Restricted cash	—	—	—	9.9
Servicer Advance Receivable	238.0	—	238.0	22.4
Intangible assets(B) (C) (D)	10.5	11.7	22.2	18.4
Other assets(E)	64.8	6.6	71.4	59.1
Total Assets Acquired	$1,327.9	$20.1	$1,348.0	$1,210.5

Liabilities
Repurchase agreements	$—	$—	$—	$439.6
Notes and bonds payable	—	—	—	20.7
Mortgage-backed securities issued, at fair value	—	—	—	120.7
Residential mortgage loans repurchase liability	—	—	—	121.4
Excess spread financing, at fair value	—	—	—	48.3
Accrued expenses and other liabilities	60.2	3.7	63.9	50.6
Total Liabilities Assumed	$60.2	$3.7	$63.9	$801.3

Noncontrolling Interest	$—	$—	$—	$8.3

Net Assets	$1,267.7	$16.4	$1,284.1	$400.9

Goodwill (Bargain Purchase Gain)	$(49.5)	$5.1	$(44.4)	$24.6

(A)
Includes $135.3 million of Ginnie Mae MSRs related to the Shellpoint acquisition where New Residential acquired the rights to the economic value of the servicing rights from Shellpoint prior to the acquisition date.

(B)
Includes intangible assets acquired as part of the Ditech acquisition in the form of correspondent customer relationships and servicing contracts tied to the recovery of defaulted loans. These intangibles will be amortized over a finite life of three years based on the expected useful life of these intangibles.

(C)
Includes intangible assets acquired as part of the Guardian acquisition in the form of customer relationships and a tradename. Customer relationships will be amortized over a finite life of seven years based on the expected useful life of these intangibles. New Residential has determined that the tradename has an indefinite useful life and will be evaluated for impairment given no legal, regulatory, contractual, competitive or economic factors that would limited useful life.

(D)
Includes intangible assets acquired as part of the Shellpoint acquisition in the form of mortgage origination and servicing licenses, internally developed software and a tradename. New Residential determined that mortgage origination and servicing licenses have an indefinite useful life and will be evaluated for impairment given no legal, regulatory, contractual, competitive or economic factors that would limit the useful life. Internally developed software will be amortized over a

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

finite useful life of five years and tradenames were fully amortized over six months, respectively, based on the expected software development timeline and New Residential’s determination of the time to change a tradename with limited value.

(E)	Includes post loan charge off deficiency balances acquired through the Ditech Acquisition.

Throughout the measurement period for the Ditech and Guardian acquisitions, the allocation of total consideration may differ from the amounts included herein to reflect new information obtained, primarily related to the valuation of intangible assets acquired as part of both acquisitions. Any measurement period adjustments that New Residential identifies and determines to be material will be applied retrospectively to the period of acquisition, as well as any applicable subsequent periods.

Acquisition of select Assets and Liabilities from Ditech Holding Corporation

On June 17, 2019, New Residential, entered into a “stalking-horse” Asset Purchase Agreement (the “APA”) with Ditech Holding Corporation, a Maryland corporation (“Holding”), and Ditech Financial LLC, a Delaware limited liability company (“Financial” and together with Holding, the “Sellers” or “Ditech”) to acquire certain assets and assume certain liabilities under the APA based on the value of the acquired assets and assumed liabilities as calculated in accordance with the terms of the APA, subject to certain adjustments. Ditech filed voluntary petitions for relief under Chapter 11 of the Bankruptcy code, in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”).

The proposed sale was conducted through a Bankruptcy Court-supervised process, subject to Bankruptcy Court-approved bidding procedures, with the potential receipt of higher or better offers from competing bidders at auction, the approval of the sale by the Bankruptcy Court, and the satisfaction of certain conditions. As the stalking horse bidder, the Company’s offer to acquire the assets and assume the liabilities, as set forth in the APA, set the standard by which any other qualifying bids would be evaluated. Upon conclusion of the competitive bidding process, Ditech decided to proceed with New Residential’s stalking horse bid, as amended and sought the Bankruptcy Court’s approval.

On October 1, 2019, New Residential Investment Corp (“Ditech Purchaser”) completed the acquisition (“Ditech Acquisition”) contemplated by the APA dated June 17, 2019, as amended, by and among the Ditech Purchaser and Ditech. Pursuant to the APA, Ditech sold, transferred, and assigned to the Ditech Purchaser (and its certain designated subsidiaries) the acquired assets, as defined in the APA, and the Ditech Purchaser (and its certain designated subsidiaries) assumed the liabilities, as defined in the APA, for cash consideration of $1.2 billion.

The acquisition included certain Fannie Mae, Ginnie Mae and non-agency MSRs, the servicer advance receivables relating to such MSRs and other assets core to certain origination and servicing businesses at Ditech. Additionally, New Residential assumed certain Ditech office spaces and added approximately 1,100 Ditech employees to support the increase in volume to its existing origination and servicing operations.

The acquisition of assets from the bankruptcy estate of Ditech along with the subsequent hiring of Ditech employees was accounted for as a business acquisition rather than an asset acquisition. Upon completing the Ditech Acquisition, the consideration transferred by the Ditech Purchaser for the acquired assets and assumed liabilities was determined to be less than the net assets acquired from Ditech resulting in an economic gain (“Bargain Purchase”). New Residential completed the required reassessment to validate that all assets acquired and liabilities assumed on the acquisition date had been identified and appropriately measured in accordance with ASC 805. Based on the reassessment, the transaction resulted in a Bargain Purchase gain of $49.5 million, which has been included in Other income (loss), net within the Consolidated Statements of Income for the year ended December 31, 2019. The Bargain Purchase gain resulted from certain transition, integration, relocation and training costs that were factored into the purchase price and identified as future liabilities, of which approximately $22.9 million were incurred during the year ended December 31, 2019. The results of Ditech’s operations have been included in New Residential’s Consolidated Statements of Income for the year ended December 31, 2019 from the date of acquisition and represent $134.5 million and $104.7 million of revenue and net income, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The acquisition date fair value of the consideration transferred includes $1.2 billion in cash consideration and $4.9 million in effective settlement of preexisting relationships. The total consideration is summarized as follows:

Total Consideration (in millions)	Amount
Cash Consideration	$1,213.3
Effective Settlement of Preexisting Relationships(A)	4.9
Total Consideration	$1,218.2

(A)
Represents the effective settlement of preexisting relationships between New Residential and Ditech related to operating accounts receivable and payable existing prior to the acquisition date. The effective settlement of these preexisting relationships had no impact to New Residential’s Consolidated Statements of Income. New Residential recognized the effective settlement of preexisting relationships separately from the acquisition of assets and assumption of liabilities in the business combination.

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Origination Revenue, which is comprised of 1) servicing revenue, net and 2) gain on originated mortgage loans, held-for-sale, net, and Income Before Income Taxes for the years ended December 31, 2019 and 2018 prepared as if the Ditech Acquisition had been consummated on January 1, 2018.

	Years Ended December 31,
	2019	2018
Pro Forma (in millions)
Servicing and Origination Revenue	$1,104.0	$1,238.1
Income Before Income Taxes	552.8	923.3

The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the Ditech Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Ditech Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Ditech Acquisition occurred on January 1, 2018.

Acquisition of Guardian Asset Management

On August 19, 2019, NRZ Guardian Purchaser LLC (“Guardian Purchaser”), entered into an agreement to acquire 100% of the shares of DDG RE Investments LLC d/b/a Guardian Asset Management (“Guardian”).

On September 3, 2019, the Guardian Purchaser acquired 100% of the outstanding interests of Guardian for cash consideration of $7.6 million (“Guardian Acquisition”). As additional consideration for the Guardian Acquisition, the Guardian Purchaser may make up to four cash earnout payments, which will be calculated as the amount of cumulative Guardian earnings on specified contracts in excess of certain thresholds up to a maximum of $17.5 million (the “Guardian Earnout Payments”). The Guardian Earnout Payments are classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Guardian Acquisition. The contingent consideration is subsequently measured at fair value on a quarterly basis with changes in fair value recorded in Other income (loss), net.

Guardian is a field services and asset management business and provides New Residential with in-house property management, inspection and repair service capabilities. The results of Guardian's operations have been included in New Residential's Consolidated Statements of Income for the year ended December 31, 2019 from the date of acquisition and represent $14.4 million and $2.9 million of revenue and net income, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The acquisition date fair value of the consideration transferred includes $7.6 million in cash consideration and $13.9 million in contingent consideration. The total consideration is summarized as follows:

Total Consideration (in millions)	Amount
Cash Consideration	$7.6
Earnout Payment(A)	13.9
Total Consideration	$21.5

(A)	The range of outcomes for this contingent consideration is from $0 to $17.5 million dependent on the performance of Guardian.

The goodwill of $5.1 million primarily includes the benefits expected to result from adding in-house property management and repair services has been allocated to the Servicing reporting segment. The full amount of goodwill of $5.1 million is expected to be deductible for tax purposes. New Residential will assess the goodwill annually on October 1 and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred. Based on New Residential’s assessment performed, there were no indicators of impairment as of December 31, 2019.

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Income Before Income Taxes for the years ended December 31, 2019 and 2018 prepared as if the Guardian Acquisition had been consummated on January 1, 2018.

	Years Ended December 31,
	2019	2018
Pro Forma (in millions)
Income Before Income Taxes	$651.5	$932.2

The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the Guardian Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Guardian Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Guardian Acquisition occurred on January 1, 2018.

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

On July 3, 2018, the Shellpoint Purchaser acquired 100% of the outstanding equity interests of Shellpoint for a cash purchase price of $212.3 million (the “Shellpoint Acquisition”). As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). The Shellpoint Earnout Payments are classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Shellpoint Acquisition. The contingent consideration is subsequently measured at fair value on a quarterly basis with changes in fair value recorded in Other income (loss), net. As of December 31, 2019, New Residential had paid out $10.0 million of the Shellpoint Earnout Payments and is expected to pay the remaining amounts by September 2021. Once a payment has been made the sellers have no requirement to refund the payment even if the business does not exceed the specified thresholds in subsequent periods.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The results of Shellpoint’s operations have been included in the Company’s Consolidated Statements of Income for the years ended December 31, 2019 and 2018 and represent $780.7 million and $177.4 million of revenue and $359.0 million and $26.8 million of net income, respectively.

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

(A)
The range of outcomes for this contingent consideration is from $0 to $60.0 million, dependent on the performance of Shellpoint. At acquisition date, New Residential derived a fair value of the remaining contingent consideration payment in three years of $39.3 million. This amount excludes contingent payments to the long-term employee incentive plans that require continuing employment and are recognized as compensation expense within General and Administrative expenses in the post-acquisition consolidated financial statements separate from New Residential’s acquisition of assets and assumption of liabilities in the business combination. As of December 31, 2019, the contingent consideration had a fair value of $40.9 million.

(B)
Represents the effective settlement of preexisting relationships between New Residential and Shellpoint. The effective settlement of these preexisting relationships had no impact to New Residential’s Consolidated Statements of Income.

The final amount and allocation of total consideration reflects certain measurement period adjustments identified during the fourth quarter of 2018, including the effect on earnings that would have been recorded during the third quarter of 2018 had the accounting been completed at the acquisition date. Such measurement period adjustments included 1) a decrease of $3.5 million in the amount of contingent consideration based upon finalization of the internal valuation, 2) a decrease of $6.4 million to consideration transferred for the effective settlement of existing relationships, 3) an increase of $14.1 million to the fair value of identifiable intangible assets based upon receipt of the final valuation report from a third-party valuation firm, and 4) an increase of $0.3 million to other assets due to a decrease in the fair value discount on certain servicing advance receivables. These measurement period adjustments resulted in a corresponding decrease to goodwill in the amount of $24.3 million.

The goodwill of $24.6 million primarily includes the synergies and benefits expected to result from combining operations with Shellpoint and adding in-house servicing, asset origination and recapture capabilities and has been allocated to the Servicing and Origination reporting segment. The full amount of goodwill for tax purposes of $24.6 million is expected to be deductible. New Residential will assess the goodwill annually on October 1 and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred. Based on New Residential’s assessment performed, there were no indicators of impairment as of December 31, 2019.

Certain transactions were recognized separately from New Residential’s acquisition of assets and assumption of liabilities in the business combination. These separately recognized transactions include 1) contingent payments to Shellpoint’s employees and 2) effective settlement of preexisting relationships discussed above, including 1) MSR acquisitions, 2) a note payable and 3) operating accounts receivable and payable existing prior to the acquisition date.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Origination Revenue, which is comprised of 1) servicing revenue, net and 2) gain on originated mortgage loans, held-for-sale, net, and Income Before Income Taxes for the years ended December 31, 2018 and 2017 prepared as if the Shellpoint Acquisition had been consummated on January 1, 2017.

	Years Ended December 31,
	2018	2017
Pro Forma (in millions)
Servicing and Origination Revenue	$767.0	$749.0
Income Before Income Taxes	948.1	1,197.5

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

Strategic Investment in Covius Holdings Inc.

On May 1, 2019, New Residential made a strategic investment in Covius, a leading provider of technology-enabled services to the mortgage industry. Covius provides settlement and title, document and letter fulfillment, regulatory compliance, quality assurance, commercial and residential loan due diligence and business process automation services. New Residential invested $27.3 million in common stock for a non-controlling interest in Covius, with an option to increase its ownership position through specified future investments and $35.0 million in a four-year subordinated debt facility.

New Residential determined that the investment should be accounted for under the equity method of accounting since it has the ability to exercise significant influence over the investee’s operating and financial policies. As the consideration transferred for the investment was greater than the net equity of the investment (“basis differences”), the company allocated the basis difference in a manner consistent with business combination accounting resulting in goodwill of $11.8 million, and intangible assets primarily in the form of customer backlog and tradename of $3.6 million. Goodwill and intangibles are included as part of Equity investments within Other assets on the Consolidated Balance Sheets. The results of the investment have been included in New Residential's Consolidated Statements of Income for the year ended December 31, 2019 from the date of the Company’s investment.

The goodwill of $11.8 million primarily includes the benefits expected to result from having a significant investment in the service provider and has been allocated to the MSR Related Investments reporting segment. None of the goodwill is expected to be deductible for tax purposes. New Residential will assess the goodwill annually on October 1 and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred. Based on New Residential’s assessment performed, there were no indicators of impairment as of December 31, 2019.

4. SEGMENT REPORTING

New Residential’s portfolio consists of the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate, organized based on differences in services and products. The corporate segment consists primarily of general and administrative expenses, management fees and incentive compensation related to the Management Agreement, corporate cash and related interest income.

During the fourth quarter of 2019, due to the acquisition of select assets and liabilities from Ditech Holding Corporation that are core to the forward origination and servicing businesses of NewRez, New Residential reevaluated the composition of its reportable segments based on the significance of certain business activities to its operations and performance evaluation, which drive resource allocation. The change to reportable segments is primarily the disaggregation of the origination and servicing businesses from the MSR Related Investments. The new Origination segment includes the origination activities of NewRez and its related title and appraisal ancillary businesses, Avenue 365 and eStreet. The new Servicing segment includes the servicing activities of NewRez. The MSR Related Investments segment includes MSRs, MSR Financing Receivables, Excess MSRs, Servicer Advances Receivable and Servicer Advance Investments, as well as investments in servicing related businesses, including Covius and Guardian. Segment

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

information for prior periods have been restated to reflect this change. Securities owned by New Residential that are collateralized by servicer advances and consumer loans are included in the MSR Related Investments and Consumer Loans segments, respectively. Secured corporate loans effectively collateralized by Excess MSRs are included in the MSR Related Investments segment.

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2019
Interest income	$42,166	$34,013	$530,225	$—	$606,404	$744,145	$249,673	$165,877	$31	$1,766,130
Interest expense	41,949	1,043	246,294	—	289,286	453,609	158,298	32,558	—	933,751
Net interest income (expense)	217	32,970	283,931	—	317,118	290,536	91,375	133,319	31	832,379
Impairment	—	—	—	—	—	25,174	(20,607)	31,010	—	35,577
Servicing revenue, net	(1,605)	184,763	250,580	(48,579)	385,159	—	—	—	—	385,159
Gain on originated mortgage loans, held-for-sale, net	397,252	1,029	52,991	(51,360)	399,912	—	75,543	—	—	475,455
Other income (loss)	9,340	5,859	(144,231)	—	(129,032)	20,929	75,385	(9,999)	1,618	(41,099)
Operating expenses	258,729	145,813	344,430	(48,579)	700,393	3,160	52,745	22,540	189,780	968,618
Income (Loss) Before Income Taxes	146,475	78,808	98,841	(51,360)	272,764	283,131	210,165	69,770	(188,131)	647,699
Income tax (benefit) expense	39,768	21,396	23,744	(14,179)	70,729	—	(28,461)	(502)	—	41,766
Net Income (Loss)	$106,707	$57,412	$75,097	$(37,181)	$202,035	$283,131	$238,626	$70,272	$(188,131)	$605,933
Noncontrolling interests in income (loss) of consolidated subsidiaries	$6,231	$—	$4,255	$—	$10,486	$—	$—	$32,151	$—	$42,637
Dividends on Preferred Stock	$—	$—	$—	$—	$—	$—	$—	$—	$13,281	$13,281
Net income (loss) attributable to common stockholders	$100,476	$57,412	$70,842	$(37,181)	$191,549	$283,131	$238,626	$38,121	$(201,412)	$550,015

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2019
Investments	$1,414,528	$—	$6,773,353	$—	$8,187,881	$19,477,728	$5,843,983	$827,545	$—	$34,337,137
Cash and cash equivalents	77,237	32,225	318,714	—	428,176	87,359	1,180	6,514	5,508	528,737
Restricted cash	6,730	15,769	107,328	—	129,827	—	—	32,370	—	162,197
Other assets	250,709	204,723	3,420,122	—	3,875,554	5,590,456	174,940	78,740	85,956	9,805,646
Goodwill	11,836	12,809	5,092	—	29,737	—	—	—	—	29,737
Total assets	$1,761,040	$265,526	$10,624,609	$—	$12,651,175	$25,155,543	$6,020,103	$945,169	$91,464	$44,863,454
Debt	$1,304,621	$33,412	$6,646,159	$—	$7,984,192	$22,151,110	$4,676,849	$824,222	$—	$35,636,373
Other liabilities	117,328	51,264	451,629	—	620,221	980,415	55,121	16,795	318,269	1,990,821
Total liabilities	1,421,949	84,676	7,097,788	—	8,604,413	23,131,525	4,731,970	841,017	318,269	37,627,194
Total equity	339,091	180,850	3,526,821	—	4,046,762	2,024,018	1,288,133	104,152	(226,805)	7,236,260
Noncontrolling interests in equity of consolidated subsidiaries	11,354	—	45,025	—	56,379	—	—	22,171	—	78,550
Total New Residential stockholders’ equity	$327,737	$180,850	$3,481,796	$—	$3,990,383	$2,024,018	$1,288,133	$81,981	$(226,805)	$7,157,710
Investments in equity method investees	$—	$—	$165,848	$—	$165,848	$—	$—	$—	$—	$165,848

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

	Servicing and Origination(B)					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2018
Interest income	$12,430	$8,148	$703,387	$—	$723,965	$573,539	$158,892	$206,321	$1,506	$1,664,223
Interest expense	10,018	264	232,063	—	242,345	240,615	80,910	42,563	—	606,433
Net interest income (expense)	2,412	7,884	471,324	—	481,620	332,924	77,982	163,758	1,506	1,057,790
Impairment	—	—	—	—	—	30,017	12,061	48,563	—	90,641
Servicing revenue, net	(450)	63,006	476,224	(10,185)	528,595	—	—	—	—	528,595
Gain on originated mortgage loans, held-for-sale, net	100,160	—	4,396	(17,168)	87,388	—	8,757	—	—	96,145
Other income (loss)	2,067	—	12,216	—	14,283	(72,926)	7,699	9,965	(10,406)	(51,385)
Operating expenses	96,724	52,251	222,099	(10,185)	360,889	1,554	32,424	35,230	179,307	609,404
Income (Loss) Before Income Taxes	7,465	18,639	742,061	(17,168)	750,997	228,427	49,953	89,930	(188,207)	931,100
Income tax (benefit) expense	—	—	(8,364)	—	(8,364)	—	(65,279)	212	—	(73,431)
Net Income (Loss)	$7,465	$18,639	$750,425	$(17,168)	$759,361	$228,427	$115,232	$89,718	$(188,207)	$1,004,531
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,599	$—	$1,978	$—	$3,577	$—	$—	$36,987	$—	$40,564
Dividends on Preferred Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$5,866	$18,639	$748,447	$(17,168)	$755,784	$228,427	$115,232	$52,731	$(188,207)	$963,967

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2018
Investments	$608,701	$—	$5,860,274	$—	$6,468,975	$11,636,581	$4,102,649	$1,110,496	$—	$23,318,701
Cash and cash equivalents	40,741	35,886	160,244	—	236,871	49	927	8,279	4,932	251,058
Restricted cash	4,292	2,416	119,693	—	126,401	—	—	37,619	—	164,020
Other assets	43,412	84,432	3,382,348	—	3,510,192	4,080,202	131,282	64,802	146,111	7,932,589
Goodwill	11,836	12,809	—	—	24,645	—	—	—	—	24,645
Total assets	$708,982	$135,543	$9,522,559	$—	$10,367,084	$15,716,832	$4,234,858	$1,221,196	$151,043	$31,691,013
Debt	$555,423	$28,639	$6,080,273	$—	$6,664,335	$11,615,364	$3,342,636	$1,033,900	$—	$22,656,235
Other liabilities	468	4,591	515,156	—	520,215	2,111,868	8,916	13,572	291,912	2,946,483
Total liabilities	555,891	33,230	6,595,429	—	7,184,550	13,727,232	3,351,552	1,047,472	291,912	25,602,718
Total equity	153,091	102,313	2,927,130	—	3,182,534	1,989,600	883,306	173,724	(140,869)	6,088,295
Noncontrolling interests in equity of consolidated subsidiaries	7,998	—	52,066	—	60,064	—	—	30,561	—	90,625
Total New Residential stockholders’ equity	$145,093	$102,313	$2,875,064	$—	$3,122,470	$1,989,600	$883,306	$143,163	$(140,869)	$5,997,670
Investments in equity method investees	$—	$—	$147,964	$—	$147,964	$—	$—	$38,294	$—	$186,258

(A)	Elimination of intercompany transactions related primarily to servicing fees, loan sales, and MSR recaptures.

(B)	Includes results from July 3, 2018, the date of Shellpoint Acquisition (Note 3).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2017
Interest income	$—	$—	$713,413	$—	$713,413	$431,706	$110,087	$263,844	$629	$1,519,679
Interest expense	—	—	233,587	—	233,587	122,997	51,473	52,808	—	460,865
Net interest income (expense)	—	—	479,826	—	479,826	308,709	58,614	211,036	629	1,058,814
Impairment	—	—	—	—	—	10,334	12,593	63,165	—	86,092
Servicing revenue, net	—	—	424,349	—	424,349	—	—	—	—	424,349
Gain on originated mortgage loans, held-for-sale, net	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	174,561	—	174,561	(16,371)	16,175	28,075	5,346	207,786
Operating expenses	—	—	186,330	—	186,330	1,471	31,529	43,552	159,695	422,577
Income (Loss) Before Income Taxes	—	—	892,406	—	892,406	280,533	30,667	132,394	(153,720)	1,182,280
Income tax (benefit) expense	—	—	166,186	—	166,186	—	1,272	170	—	167,628
Net Income (Loss)	$—	$—	$726,220	$—	$726,220	$280,533	$29,395	$132,224	$(153,720)	$1,014,652
Noncontrolling interests in income of consolidated subsidiaries	$—	$—	$11,227	$—	$11,227	$—	$—	$45,892	$—	$57,119
Dividends on Preferred Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$—	$—	$714,993	$—	$714,993	$280,533	$29,395	$86,332	$(153,720)	$957,533

5. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Ocwen(B)	Total
Balance as of December 31, 2017	$532,233	$2,913	$638,567	$1,173,713
Purchases	—	—	—	—
Interest income	44,386	54	—	44,440
Other income	6,444	—	40,417	46,861
Proceeds from repayments	(100,215)	(632)	(26,946)	(127,793)
Proceeds from sales	(19,084)	—	—	(19,084)
Change in fair value	(18,436)	197	(40,417)	(58,656)
Ocwen Transaction (Note 6)	—	—	(611,621)	(611,621)
Balance as of December 31, 2018	445,328	2,532	—	447,860
Purchases	—	—	—	—
Interest income	32,587	60	—	32,647
Other income	3,851	—	—	3,851
Proceeds from repayments	(83,612)	(419)	—	(84,031)
Proceeds from sales	(10,075)	—	—	(10,075)
Change in fair value	(10,387)	(118)	—	(10,505)
Balance as of December 31, 2019	$377,692	$2,055	$—	$379,747

(A)	Specialized Loan Servicing LLC (“SLS”).

(B)
Ocwen Loan Servicing LLC, a subsidiary of Ocwen Financial Corporation (together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), services the loans underlying the Excess MSRs and Servicer Advance Investments.

Mr. Cooper or SLS, as applicable, as servicer performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

New Residential has entered into a “recapture agreement” with respect to each of the direct Excess MSR investments serviced by Mr. Cooper and SLS. Under such arrangements, New Residential is generally entitled to a pro rata interest in the Excess MSRs on any refinancing by Mr. Cooper of a loan in the original portfolio. These recapture agreements do not apply to New Residential’s Servicer Advance Investments (Note 7).

New Residential elected to record its direct investments in Excess MSRs at fair value pursuant to the fair value option for financial instruments in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s direct investments in Excess MSRs:

	December 31, 2019
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$43,310,917	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.5	$178,603	$209,633

Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	$45,034,320	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	6.5	$124,875	$170,114
Total	$88,345,237				5.9	$303,478	$379,747

	December 31, 2018
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$52,368,290	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.6	$218,797	$257,387

Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	$54,058,073	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	5.8	$142,530	$190,473
Total	$106,426,363				6.1	$361,327	$447,860

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)	Carrying Value represents the fair value of the pools and recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of December 31, 2019 and 2018 (Note 7) on $31.4 billion and $40.1 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value recorded in other income is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Original and Recaptured Pools	$(10,505)	$(58,656)	$4,322

As of December 31, 2019 and 2018, weighted average discount rates of 7.8% and 8.8%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Excess MSR Joint Ventures

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	December 31,
	2019	2018
Excess MSR assets	$226,843	$269,203
Other assets	25,035	27,411
Other liabilities	(687)	(687)
Equity	$251,191	$295,927
New Residential’s investment	$125,596	$147,964

New Residential’s ownership	50.0%	50.0%

	Year Ended December 31,
	2019	2018	2017
Interest income	$23,872	$26,363	$27,450
Other income (loss)	(10,208)	(9,649)	(2,149)
Expenses	(64)	—	(68)
Net income	$13,600	$16,714	$25,233

New Residential’s investments in equity method investees changed during the years ended December 31, 2019 and 2018 as follows:

	2019	2018
Balance at beginning of period	$147,964	$171,765
Contributions to equity method investees	—	—
Distributions of earnings from equity method investees	(8,999)	(11,059)
Distributions of capital from equity method investees	(20,169)	(21,099)
Change in fair value of investments in equity method investees	6,800	8,357
Balance at end of period	$125,596	$147,964

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	December 31, 2019
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$33,592,554	66.7%	50.0%	$168,807	$226,843	5.4

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

	December 31, 2018
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$41,707,963	66.7%	50.0%	$198,261	$269,203	5.5

(A)	The remaining interests are held by Mr. Cooper.

(B)
Represents the amortized cost basis of the equity method investees in which New Residential holds a 50% interest. The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

(C)
Represents the carrying value of the Excess MSRs held in equity method investees, in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools and recapture agreements, as applicable.

(D)	Represents the weighted average expected timing of the receipt of cash flows of each investment.

6. INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” on New Residential’s Consolidated Statements of Income. As of December 31, 2019, these subservicers include PHH, Mr. Cooper, LoanCare, Ditech and Flagstar, which subservice 23.5%, 19.9%, 17.9%, 9.1%, and 1.0% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 28.6% of the underlying UPB of the related mortgages is subserviced by the servicing division of NewRez.

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by PHH, LoanCare, Flagstar, Mr. Cooper, and NewRez. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH, LoanCare, Flagstar, Mr. Cooper, or NewRez of a loan in the original portfolios.

In certain cases where New Residential has legally purchased MSRs or the right to the economic interest in MSRs, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in MSR financing receivables (“MSR Financing Receivables”). Income from these investments, net of subservicing fees, are recorded as Interest income with changes in fair value flowing through Change in fair value of investments in MSR financing receivables in the Consolidated Statements of Income.

New Residential records its investments in MSRs and MSR Financing Receivables at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following table presents activity related to the carrying value of New Residential’s investments in MSRs and MSR Financing Receivables:

	MSRs	MSR Financing Receivables	Total
Balance as of December 31, 2017	$1,735,504	$598,728	$2,334,232
Purchases, net(A)	1,042,933	128,357	1,171,290
Transfers(B)	124,652	(124,652)	—
New Ocwen Agreements	—	1,017,993	1,017,993
Shellpoint Acquisition (Note 3)(C)	151,312	—	151,312
Originations(D)	35,311	—	35,311
Proceeds from sales	(5,776)	(7,472)	(13,248)
Amortization of servicing rights(F)	(258,068)	(197,703)	(455,771)
Change in valuation inputs and assumptions(G)	61,149	230,036	291,185
(Gain)/loss on sales	(2,917)	(783)	(3,700)
Balance as of December 31, 2018	$2,884,100	$1,644,504	$4,528,604
Purchases, net(A)	690,049	735,152	1,425,201
Transfers(B)	367,121	(367,121)	—
Other transfers(H)	(410)	—	(410)
Ditech Acquisition (Note 3)	387,170	—	387,170
Originations(D)	374,450	—	374,450
Prepayments(E)	(11,625)	(82,250)	(93,875)
Proceeds from sales	(1,539)	(22,989)	(24,528)
Amortization of servicing rights(F)	(537,111)	(203,732)	(740,843)
Change in valuation inputs and assumptions(G)	(187,530)	21,094	(166,436)
(Gain)/loss on sales	3,285	(6,385)	(3,100)
Balance as of December 31, 2019	$3,967,960	$1,718,273	$5,686,233

(A)	Net of purchase price adjustments.

(B)
Represents MSRs previously accounted for as MSR Financing Receivables. As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes, the purchase agreement was not treated as a sale under GAAP through June 30, 2019.

(C)
Includes $48.3 million of MSRs legally sold by NewRez treated as a secured borrowing as it did not meet the criteria for sale treatment. New Residential elected to record the excess spread financing liability at fair value pursuant to the fair value option.

(D)	Represents MSRs retained on the sale of originated mortgage loans.

(E)	Represents purchase price fully reimbursable from sellers as a result of prepayment protection.

(F)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(G)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(H)	Represents Ginnie Mae MSRs repurchased.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Servicing revenue, net recognized by New Residential related to its investments in MSRs was comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Servicing fee revenue	$899,623	$589,546	$412,971
Ancillary and other fees	198,486	130,294	79,050
Servicing fee revenue and fees	1,098,109	719,840	492,021
Amortization of servicing rights(A)	(530,031)	(256,915)	(223,167)
Change in valuation inputs and assumptions(B) (C)	(186,204)	68,587	155,495
(Gain)/loss on sales(D)	3,285	(2,917)	—
Servicing revenue, net	$385,159	$528,595	$424,349

(A)	Includes $7.1 million, $1.2 million and $0.0 million of amortization to Excess spread financing for the years ended December 31, 2019, 2018, and 2017, respectively.

(B)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(C)	Includes $1.3 million, $7.4 million and $0.0 million of fair value adjustment to Excess spread financing for the years ended December 31, 2019, 2018, and 2017, respectively.

(D)	Represents the realization of unrealized gain/(loss) as a result of sales.

Interest income from investments in MSR Financing Receivables was comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Servicing fee revenue	$513,172	$705,812	$94,945
Ancillary and other fees	119,570	146,829	17,313
Less: subservicing expense	(196,726)	(251,184)	(33,686)
Interest income, investments in MSR financing receivables	$436,016	$601,457	$78,572

Change in fair value of investments in MSR Financing Receivables was comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Amortization of servicing rights	$(203,732)	$(197,703)	$(43,190)
Change in valuation inputs and assumptions(A)	21,094	230,036	109,584
(Gain)/loss on sales(B)	(6,385)	(783)	—
Change in fair value of investments in MSR financing receivables	$(189,023)	$31,550	$66,394

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(B)	Represents the realization of unrealized gain/(loss) as a result of sales.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in MSRs and MSR Financing Receivables as of December 31, 2019 and 2018:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)
2019
MSRs:
Agency(C)	$315,427,933	5.1	$3,179,556	$3,319,035
Non-Agency	6,402,833	5.4	12,437	20,283
Ginnie Mae(D)	52,019,295	4.6	614,855	628,642
MSR Financing Receivables:
Agency(C)	54,866,978	4.7	582,600	547,351
Non-Agency	76,117,892	7.6	808,149	1,170,922
Total	$504,834,931	5.4	$5,197,597	$5,686,233
2018
MSRs:
Agency(C)	$226,295,778	6.4	$2,189,039	$2,506,676
Non-Agency	2,143,212	6.6	19,982	22,438
Ginnie Mae(D)	30,023,713	7.4	357,673	354,986
MSR Financing Receivables:
Agency(C)	42,265,547	5.9	366,946	434,110
Non-Agency	88,251,018	7.2	936,792	1,210,394
Total	$388,979,268	6.6	$3,870,432	$4,528,604

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Carrying Value represents fair value. As of December 31, 2019 and 2018, weighted average discount rates of 7.8% and 8.7%, respectively, were used to value New Residential’s investments in MSRs, respectively. As of December 31, 2019 and 2018, weighted average discount rates of 8.9% and 10.3%, respectively, were used to value New Residential’s investments in MSR financing receivables.

(C)	Represents Fannie Mae and Freddie Mac MSRs.

(D)
NewRez, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and NewRez retains the right to service the underlying residential mortgage loans. As the servicer, NewRez holds an option to repurchase delinquent loans from the securitization at its discretion. As of December 31, 2019 and 2018, New Residential holds approximately $172.3 million and $121.6 million in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

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

As of December 31, 2019, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred to NRM and NewRez pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements. As a result of the length of the initial term of the related subservicing agreement between NRM, NewRez and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM or NewRez, and that the purchase agreement would not be treated as a sale under GAAP.

As a part of the ongoing integration efforts related to the Ocwen and PHH merger completed on October 4, 2018, Ocwen now conducts its mortgage servicing business under the PHH tradename.

Mr. Cooper MSR Financing Receivable Transaction

On February 28, 2019, NRM entered into an agreement with Mr. Cooper to purchase the MSRs, and related servicer advance receivables, with respect to $9.5 billion in total UPB of seasoned Agency residential mortgage loans. The residential mortgage loans underlying the MSRs acquired by NRM are subserviced by Mr. Cooper pursuant to an existing subservicing agreement with NRM. As a result of the length of the initial term of the related subservicing agreement between NRM and Mr. Cooper, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM, and that the purchase agreement would not be treated as a sale under GAAP.

United Shore MSR Financing Receivable Transactions

On April 2, 2019 and May 21, 2019, NRM entered into agreements with United Shore to purchase the MSRs, and related servicer advance receivables, with respect to $8.2 billion and $23.7 billion in total UPB of seasoned Agency residential mortgage loans, respectively. The residential mortgage loans underlying the MSRs acquired by NRM will be subserviced by NewRez, Mr. Cooper and LoanCare pursuant to existing subservicing agreements with NRM. As a result of the length of term of prepayment protection provided to NRM, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that the transferor retained more than minor protection provisions, and that the purchase agreement would not be treated as a sale under GAAP.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2019	December 31, 2018
California	21.9%	21.7%
Florida	6.9%	6.9%
New York	6.4%	7.8%
Texas	5.5%	5.3%
New Jersey	4.9%	5.0%
Illinois	3.6%	3.7%
Massachusetts	3.4%	3.5%
Washington	3.3%	2.3%
Georgia	3.1%	3.0%
Maryland	3.0%	3.4%
Other U.S.	38.0%	37.4%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Mortgage Subservicing

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s consolidated balance sheets. The UPB of residential mortgage loans subserviced for others as of December 31, 2019 was $71.2 billion and subservicing revenue of $137.4 million is included within Servicing revenue, net in the Consolidated Statements of Income.

Servicer Advances Receivable

In connection with its investments in MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices described above), which it records at fair value within servicer advances receivable upon acquisition.

In addition to receiving cash flows from the MSRs, NRM and NewRez, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 16). These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following types of advances are included in the Servicer Advances Receivable:

	December 31,
	2019	2018
Principal and interest advances	$660,807	$793,790
Escrow advances (taxes and insurance advances)	2,427,384	2,186,831
Foreclosure advances	163,054	199,203
Total(A) (B) (C)	$3,251,245	$3,179,824

(A)	Includes $562.2 million and $231.2 million of servicer advances receivable related to Agency MSRs, respectively, recoverable from the Agencies.

(B)
Includes $166.5 million and $41.6 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from Ginnie Mae. Reserves for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.

(C)	Net of $50.1 million and $98.0 million, respectively, in accruals for advance recoveries.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of December 31, 2019 and December 31, 2018, expected full recovery of the Servicer Advance Receivables.

See Note 12 regarding the financing of MSRs.

7. SERVICER ADVANCE INVESTMENTS

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

A taxable wholly-owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of December 31, 2019. As of December 31, 2019, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2019, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $327.8 million and $305.2 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased servicer advances from Mr. Cooper, is required to purchase all future servicer advances made with respect to this portfolio of loans from Mr. Cooper, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Mr. Cooper in consideration of Mr. Cooper’s servicing activities. The compensation paid to Mr. Cooper as of December 31, 2019 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential has determined that the Buyer is a VIE. See Note 14 for information on the assets and liabilities related to this consolidated VIE.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
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

In April 2015, New Residential acquired Servicer Advance Investments and Excess MSRs in connection with the acquisition of HLSS. Through January 1, 2018, Ocwen serviced the underlying loans in exchange for a servicing fee of 12% times the servicing fee collections of the underlying loans, which as of December 31, 2017 and December 31, 2016 was equal to 6.1 bps and 5.9 bps times the UPB of the underlying loans, respectively, and an incentive fee which was reduced by LIBOR plus 2.75% per annum of the amount, if any, of servicer advances outstanding in excess of a defined target. In July 2017, New Residential entered into the Ocwen Transaction as described in Note 6. Subsequent to the Ocwen Transaction, the Servicer Advance Investments (including the related basic fee portion of the MSR) formerly serviced by Ocwen became reclassified, as described in Note 6, as the underlying MSRs are transferred to NRM.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)	Change in Fair Value Recorded in Other Income for Year then Ended
December 31, 2019
Servicer Advance Investments	$557,444	$581,777	5.3%	5.7%	6.3	$10,288
December 31, 2018
Servicer Advance Investments	$721,801	$735,846	5.9%	5.8%	5.7	$(89,332)

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
December 31, 2019
Servicer Advance Investments(D)	$31,442,267	$462,843	1.5%	$443,248	88.3%	87.2%	3.4%	2.8%
December 31, 2018
Servicer Advance Investments(D)	$40,096,998	$620,050	1.5%	$574,117	88.3%	87.2%	3.7%	3.1%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(D)	The following types of advances are included in the Servicer Advance Investments:

	December 31,
	2019	2018
Principal and interest advances	$71,574	$108,317
Escrow advances (taxes and insurance advances)	180,047	238,349
Foreclosure advances	211,222	273,384
Total	$462,843	$620,050

Interest income recognized by New Residential related to its Servicer Advance Investments was comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Interest income, gross of amounts attributable to servicer compensation	$51,940	$83,807	$871,506
Amounts attributable to base servicer compensation	(6,209)	(8,491)	(227,585)
Amounts attributable to incentive servicer compensation	(18,065)	(25,098)	(115,565)
Interest income from Servicer Advance Investments	$27,666	$50,218	$528,356

See Note 12 regarding the financing of Servicer Advance Investments.

8. INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	(in millions)			(in millions)
	Treasury	Agency	Non-Agency	Treasury	Agency	Non-Agency
Purchases
Face	$—	$33,573.5	$14,960.4	$—	$11,006.7	$9,194.8
Purchase Price	—	34,335.5	2,059.0	—	11,121.6	3,854.4

Sales
Face	$—	$22,746.3	$2,936.2	$862.0	$9,485.0	$115.0
Amortized Cost	—	23,337.8	1,852.1	858.0	9,590.6	87.7
Sale Price	—	23,449.2	1,949.3	849.8	9,569.2	86.4
Gain (Loss) on Sale	—	111.4	97.2	(8.2)	(21.4)	(1.3)

As of December 31, 2019, New Residential had sold and purchased $5.1 billion and $0.9 billion face amount of Agency RMBS for $5.2 billion and $0.9 billion, respectively, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

New Residential has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Note 9 for further details on these transactions.

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

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)
December 31, 2019
Agency RMBS(F)(G)	$11,301,603	$11,474,338	$57,221	$(11,616)	$11,519,943	43	AAA	3.17%	2.78%	6.0	N/A
Non-Agency RMBS(H) (I)	24,857,988	7,307,837	689,158	(39,210)	7,957,785	997	B+	2.90%	4.70%	7.0	11.0%
Total/Weighted Average	$36,159,591	$18,782,175	$746,379	$(50,826)	$19,477,728	1,040	A+	3.03%	3.53%	6.4
December 31, 2018
Agency RMBS(F)(G)	2,613,395	2,657,917	7,744	(43)	2,665,618	31	AAA	4.01%	3.70%	8.1	N/A
Non-Agency RMBS(H) (I)	19,539,450	8,554,511	517,861	(101,409)	8,970,963	897	B+	3.40%	5.63%	6.9	12.4%
Total/Weighted Average	$22,152,845	$11,212,428	$525,605	$(101,452)	$11,636,581	928	BB+	3.53%	5.17%	7.2

(A)	Fair value, which is equal to carrying value for all securities. See Note 13 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 340 bonds with a carrying value of $1,129.3 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $41.0 million and $3.4 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)
The total outstanding face amount was $11.3 billion and $2.6 billion for fixed rate securities and $0.0 billion and $0.0 billion for floating rate securities as of December 31, 2019 and 2018, respectively.

(H)
The total outstanding face amount was $5.4 billion (including $3.2 billion of residual and fair value option notional amount) and $3.8 billion (including $1.5 billion of residual and fair value option notional amount) for fixed rate securities and $19.5 billion (including $12.2 billion of residual and fair value option notional amount) and $15.7 billion (including $7.4 billion of residual and fair value option notional amount) for floating rate securities as of December 31, 2019 and 2018, respectively.

(I)
Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by consumer loans and (iii) corporate debt.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
December 31, 2019
Corporate debt	$85,000	$85,000	$—	$(1,262)	$83,738	1	B-	8.25%	8.25%	5.3	N/A
Consumer loan bonds	25,029	25,688	521	(6,190)	20,019	6	N/A	N/A	N/A	1.6	N/A
MSR bond	—	—	—	—	—	—	N/A	—%	—%	—	N/A
Fair Value Option Securities
Interest-only Securities	11,201,646	308,714	35,882	(19,459)	325,137	124	AA+	1.37%	10.49%	2.9	N/A
Servicing Strips	4,073,792	40,043	2,431	(4,562)	37,912	46	N/A	0.38%	4.01%	5.7	N/A
December 31, 2018
Corporate debt	$85,000	$85,000	$—	$(12,325)	$72,675	1	B-	8.25%	8.25%	6.3	N/A
Consumer loan bonds	56,846	57,480	33	(7,075)	50,438	6	B	5.50%	20.26%	1.6	N/A
MSR bond	228,000	228,000	—	(400)	227,600	2	BBB-	5.24%	4.89%	8.8	N/A
Fair Value Option Securities
Interest-only Securities	6,832,353	259,725	23,694	(13,025)	270,394	79	AA+	1.38%	6.58%	3.0	N/A
Servicing Strips	975,048	8,588	1,720	(198)	10,110	31	N/A	0.21%	13.23%	6.0	N/A

Unrealized losses that are considered other-than-temporary and are attributable to credit losses are recognized currently in earnings. During the year ended December 31, 2019, New Residential recorded OTTI charges of $25.2 million with respect to real estate securities. During the year ended December 31, 2018, New Residential recorded OTTI of $30.0 million. During the year ended December 31, 2017, New Residential recorded OTTI of $10.3 million. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of December 31, 2019.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment(A)	After Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating(B)	Coupon	Yield	Life (Years)
Less than 12 Months	$10,805,953	$4,798,637	$(1,208)	$4,797,429	$(32,342)	$4,765,087	124	AA+	3.02%	2.86%	6.8
12 or More Months	1,704,469	210,058	(2,024)	208,034	(18,484)	189,550	64	BB+	4.20%	6.50%	4.7
Total/Weighted Average	$12,510,422	$5,008,695	$(3,232)	$5,005,463	$(50,826)	$4,954,637	188	AA	3.07%	3.01%	6.8

(A)	This amount represents OTTI recorded on securities that are in an unrealized loss position as of December 31, 2019.

(B)
The weighted average rating of securities in an unrealized loss position for less than 12 months excludes the rating of 51 bonds which either have never been rated or for which rating information is no longer provided. The weighted average rating of securities in an unrealized loss position for 12 or more months excludes the rating of 15 bonds which either have never been rated or for which rating information is no longer provided.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all of its debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2019
			Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell(C)	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(D)	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	228,228	237,626	(3,232)	(9,398)
Non-credit impaired securities	4,726,409	4,767,837	—	(41,428)
Total debt securities in an unrealized loss position	$4,954,637	$5,005,463	$(3,232)	$(50,826)

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

(C)
A portion of securities New Residential intends to sell have a fair value equal to their amortized cost basis after impairment, and, therefore do not have unrealized losses reflected in other comprehensive income as of December 31, 2019.

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

The following table summarizes the activity related to credit losses on debt securities:

	Year Ended December 31,
	2019	2018
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$52,803	$23,821
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	23,059	16,924
Additions for credit losses on securities for which an OTTI was not previously recognized	2,115	13,093
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—	—
Reduction for securities sold/paid off during the period	(18,914)	(1,035)
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$59,063	$52,803

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	December 31,
	2019		2018
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$9,048,847	36.6%	$7,318,616	37.7%
Southeastern U.S.	5,983,966	24.2%	4,613,314	23.8%
Northeastern U.S.	5,416,137	21.9%	3,829,725	19.7%
Midwestern U.S.	2,562,269	10.4%	2,063,263	10.6%
Southwestern U.S.	1,440,467	5.8%	1,321,853	6.8%
Other(B)	296,273	1.1%	250,833	1.4%
	$24,747,959	100.0%	$19,397,604	100.0%

(A)
Excludes $25.0 million and $56.8 million face amount of bonds backed by consumer loans and $85.0 million and $85.0 million face amount of bonds backed by corporate debt as of December 31, 2019 and December 31, 2018, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

New Residential evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, New Residential identified a population of real estate securities for which it was determined that it was probable that New Residential would be unable to collect all contractually required payments. For securities acquired during the year ended December 31, 2019, excluding residual and fair value option securities, the face amount of these real estate securities was $1,045.4 million, with total expected cash flows of $1,020.2 million and a fair value of $612.3 million on the dates that New Residential purchased the respective securities. For those securities acquired during the year ended December 31, 2018, excluding residual and fair value option securities, the face amount was $1,723.6 million, the total expected cash flows were $1,546.6 million and the fair value was $1,148.7 million on the dates that New Residential purchased the respective securities.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
December 31, 2019	$5,701,736	$3,830,369
December 31, 2018	6,385,306	4,217,242

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2019	2018
Beginning Balance	$2,245,983	$2,000,266
Additions	407,864	397,934
Accretion	(239,682)	(290,014)
Reclassifications from (to) non-accretable difference	(233,683)	156,070
Disposals	(298,006)	(18,273)
Ending Balance	$1,882,476	$2,245,983

See Note 12 regarding the financing of real estate securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

9. INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS AND REAL ESTATE OWNED

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. As a result of the Shellpoint Acquisition, New Residential, through its wholly owned subsidiary, NewRez, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Investment, at fair value

•	Loans Held-for-Sale, at lower of cost or fair value

•	Loans Held-for-Sale, at fair value

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

December 31, 2019	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Loan Type
Performing Loans(G) (J)	$858,703	$859,428	13,627	6.9%	5.3	8.8%	76.1%	15.8%	646
Purchased Credit Deteriorated Loans(H)	96,420	66,278	945	8.5%	3.2	21.8%	91.1%	60.0%	588
Total Residential Mortgage Loans, held-for-investment	$955,123	$925,706	14,572	7.1%	5.1	10.1%	77.6%	20.2%	641

Reverse Mortgage Loans(E) (F)	$11,628	$5,844	28	7.9%	4.6	5.7%	149.9%	69.5%	N/A
Performing Loans(G) (I)	839,141	857,821	12,808	4.5%	4.0	62.7%	50.1%	7.8%	688
Non-Performing Loans(H) (I)	680,736	565,387	5,032	5.2%	3.1	11.8%	73.8%	77.3%	587
Total Residential Mortgage Loans, held-for-sale	$1,531,505	$1,429,052	17,868	4.9%	3.6	39.7%	61.4%	39.2%	643

Acquired Loans	3,132,007	3,024,288	19,204	4.0%	7.0	3.3%	62.2%	23.1%	626
Originated Loans	1,543,799	1,589,324	5,806	3.8%	28.6	3.5%	79.0%	8.2%	674
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$4,675,806	$4,613,612	25,010	4.0%	14.1	3.4%	67.8%	18.2%	642

December 31, 2018
Loan Type
Performing Loans(G) (J)	$636,874	$591,264	8,424	8.0%	4.8	20.3%	77.7%	8.9%	649
Purchased Credit Deteriorated Loans(H)	191,497	144,065	1,556	7.6%	3.1	16.4%	84.6%	71.5%	596
Total Residential Mortgage Loans, held-for-investment	$828,371	$735,329	9,980	7.9%	4.4	19.4%	79.3%	23.3%	637

Reverse Mortgage Loans(E) (F)	$13,807	$6,557	37	8.1%	4.8	10.6%	142.5%	67.8%	N/A
Performing Loans(G) (I)	408,724	413,883	7,144	4.4%	3.9	56.6%	61.3%	9.0%	670
Non-Performing Loans(H) (I)	621,700	512,040	5,029	5.5%	3.0	14.9%	88.1%	72.6%	588
Total Residential Mortgage Loans, held-for-sale	$1,044,231	$932,480	12,210	5.1%	3.4	31.2%	78.3%	47.6%	621

Acquired Loans	2,295,340	2,153,269	12,873	4.5%	8.0	7.7%	75.7%	14.0%	626
Originated Loans	638,173	655,260	2,307	5.2%	28.5	96.3%	80.0%	3.8%	714
Total Residential Mortgage Loans, held-for-sale, at fair value(K)	$2,933,513	$2,808,529	15,180	4.6%	12.5	27.0%	76.6%	11.8%	645

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Mr. Cooper holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.6 million and $0.5 million at December 31, 2019 and 2018, respectively. Approximately 45.6% and 54.9% of these loans have reached a termination event at December 31, 2019 and 2018, respectively. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)
Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments. As of December 31, 2019, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (J) below.

(I)
Includes $36.0 million and $26.9 million UPB of Ginnie Mae EBO performing and non-performing loans as of December 31, 2019, respectively, on accrual status as contractual cash flows are guaranteed by the FHA. As of December 31, 2018, these amounts were $24.3 million and $51.9 million, respectively.

(J)
Includes $107.7 million and $345.1 million UPB of non-agency mortgage loans underlying the SAFT 2013-1 securitization and MDST Trusts, respectively, which are carried at fair value based on New Residential’s election of the fair value option. Interest earned on loans measured at fair value are reported in other income.

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2019	2018
California	16.1%	16.7%
New York	9.0%	11.7%
Florida	8.4%	8.8%
Texas	7.1%	4.7%
Georgia	4.8%	2.7%
New Jersey	4.2%	5.3%
Illinois	3.6%	4.0%
Maryland	3.3%	3.6%
Massachusetts	3.3%	3.1%
Pennsylvania	2.9%	3.1%
Other U.S.	37.3%	36.3%
	100.0%	100.0%

See Note 12 regarding the financing of residential mortgage loans and related assets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the year ended December 31, 2019, New Residential executed calls on a total of 140 trusts and recognized $54.4 million of interest income on securities held in the collapsed trusts and $156.2 million of gain on securitizations accounted for as sales.

Performing Loans

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2019
Days Past Due	Delinquency Status(A)
Current	86.5%
30-59	7.0%
60-89	2.7%
90-119(B)	0.7%
120+(C)	3.1%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Activities related to the carrying value of performing residential mortgage loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$507,615
Shellpoint Acquisition	125,350
Purchases/additional fundings	55,993
Proceeds from repayments	(106,236)
Accretion of loan discount (premium) and other amortization(A)	15,773
Provision for loan losses	(1,028)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(5,131)
Transfers of loans to held for sale	(1,555)
Fair value adjustment	472
Balance at December 31, 2018	$591,253
Ditech Acquisition(C)	381,039
Purchases/additional fundings	—
Proceeds from repayments	(102,340)
Accretion of loan discount (premium) and other amortization(A)	12,661
Provision for loan losses	(595)
Transfer of loans to other assets(B)	—
Transfer of loans to real estate owned	(6,223)
Transfers of loans to held for sale	(20,505)
Fair value adjustment	4,138
Balance at December 31, 2019	$859,428

(A)	Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.

(B)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(C)	As a result of the Ditech Acquisition, New Residential acquired the servicing on certain residual tranches of Non-Agency RMBS it already owned, and now consolidates the trusts.

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$196
Provision for loan losses(A)	1,028
Charge-offs(B)	(1,224)
Balance at December 31, 2018	$—
Provision for loan losses(A)	595
Charge-offs(B)	(595)
Balance at December 31, 2019	$—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
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

Activities related to the carrying value of PCD loans held-for-investment were as follows:

Balance at December 31, 2017	$183,540
Purchases/additional fundings	29,785
Sales	—
Proceeds from repayments	(38,276)
Accretion of loan discount and other amortization	24,124
(Allowance) reversal for loan losses(A)	—
Transfer of loans to real estate owned	(28,060)
Transfer of loans to held-for-sale	(27,048)
Balance at December 31, 2018	$144,065
Purchases/additional fundings	—
Sales	—
Proceeds from repayments	(16,855)
Accretion of loan discount and other amortization	16,041
(Allowance) reversal for loan losses	(2,332)
Transfer of loans to real estate owned	(14,487)
Transfer of loans to held-for-sale	(60,154)
Balance at December 31, 2019	$66,278

(A)
An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2017	$88,631
Additions	15,644
Accretion	(24,124)
Reclassifications from non-accretable difference(A)	5,493
Disposals(B)	(7,257)
Transfer of loans to held-for-sale(C)	(9,755)
Balance at December 31, 2018	$68,632
Additions	—
Accretion	(16,041)
Reclassifications from (to) non-accretable difference(A)	9,361
Disposals(B)	(11,515)
Transfer of loans to held-for-sale(C)	(13,415)
Balance at December 31, 2019	$37,022

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

(B)	Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.

(C)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Loans Held-for-Sale, at Lower of Cost or Fair Value

Activities related to the carrying value of loans held-for-sale, at lower of cost or fair value were as follows:

Balance at December 31, 2017	$1,725,534
Purchases(A)	3,653,608
Transfer of loans from held-for-investment(B)	28,603
Sales	(4,205,375)
Transfer of loans to other assets(C)	(9,811)
Transfer of loans to real estate owned	(54,114)
Proceeds from repayments	(195,797)
Valuation (provision) reversal on loans(D)	(10,168)
Balance at December 31, 2018	$932,480
Purchases(A)	1,124,099
Ditech Acquisition	9,136
Transfer of loans from held-for-investment(B)	80,659
Sales	(495,925)
Transfer of loans to other assets(C)	(10,154)
Transfer of loans to real estate owned	(49,459)
Proceeds from repayments	(184,683)
Valuation (provision) reversal on loans(D)	22,899
Balance at December 31, 2019	$1,429,052

(A)	Represents loans acquired with the intent to sell.

(B)	Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(C)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

(D)
Represents the fair value adjustments to loans upon transfer to held-for-sale and provision recorded on certain purchased held-for-sale loans, including an aggregate of $5.2 million and $59.2 million of provision related to the call transactions executed during the years ended December 31, 2019 and 2018, respectively.

Loans Held-for-Sale, at Fair Value

Activities related to the carrying value of originated loans held-for-sale, at fair value were as follows:

Balance at December 31, 2018	$655,260
Originations	19,512,072
Ditech Acquisition	618,297
Sales	(19,176,028)
Proceeds from repayments	(48,626)
Transfer of loans to other assets	(412)
Change in fair value	28,761
Balance at December 31, 2019	$1,589,324

Activities related to the carrying value of acquired loans held-for-sale, at fair value were as follows:

Balance at December 31, 2018	$2,153,269
Purchases(A)	7,499,614
Sales	(6,362,077)
Proceeds from repayments	(187,311)
Transfer of loans to real estate owned	(4,155)
Accretion of loan discount and other amortization	—
Change in fair value	(75,052)
Balance at December 31, 2019	$3,024,288

(A)	Includes an acquisition date fair value adjustment increase of $13.3 million on loans acquired through call transactions executed during the twelve months ending December 31, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Net Interest Income

	December 31,
	2019	2018
Interest Income:
Acquired Residential Mortgage Loans, held-for-investment	$60,301	$76,129
Acquired Residential Mortgage Loans, held-for-sale	65,926	45,653
Acquired Residential Mortgage Loans, held-for-sale, at fair value	123,446	35,904
Originated Residential Mortgage Loans, held-for-sale, at fair value	52,480	15,658
Total Interest Income on Residential Mortgage Loans	302,153	173,344

Interest Expense:
Acquired Residential Mortgage Loans, held-for-investment	19,381	23,618
Acquired Residential Mortgage Loans, held-for-sale	40,067	35,796
Acquired Residential Mortgage Loans, held-for-sale, at fair value	98,850	21,496
Originated Residential Mortgage Loans, held-for-sale,at fair value	10,873	2,690
Total Interest Expense on Residential Mortgage Loans	169,171	83,600

Total Net Interest Income on Residential Mortgage Loans	$132,982	$89,744

Gain on originated mortgage loans, held-for-sale, net

NewRez, a wholly owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports gain on originated mortgage loans, held-for-sale, net in its Consolidated Statements of Income.

Gain on originated mortgage loans, held-for-sale, net is summarized below:

	Year Ended December 31,
	2019	2018(A)
Gain on loans originated and sold, net(B)	$53,554	$47,172
Gain (loss) on settlement of mortgage loan origination derivative instruments(C)	(53,374)	1,234
MSRs retained on transfer of loans(D)	374,450	35,311
Other(E)	42,912	14,057
Realized gain on sale of originated mortgage loans, net	$417,542	$97,774
Change in fair value of loans	28,761	3,695
Change in fair value of interest rate lock commitments (Note 11)	26,151	23
Change in fair value of derivative instruments (Note 11)	3,001	(5,347)
Gain on originated mortgage loans, held-for-sale, net	$475,455	$96,145

(A)	Includes results from July 3, 2018, the date of acquisition.

(B)	Includes loan origination fees of $421.3 million and $21.8 million in the years ended December 31, 2019 and December 31, 2018, respectively.

(C)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(D)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(E)	Includes fees for services associated with the loan origination process.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2017	$128,295
Purchases	33,377
Transfer of loans to real estate owned	107,577
Sales(A)	(152,725)
Valuation provision on REO	(3,114)
Balance at December 31, 2018	$113,410
Purchases	68,024
Transfer of loans to real estate owned	86,167
Sales(A)	(150,431)
Valuation (provision) reversal on REO	635
Balance at December 31, 2019	$117,805

(A)	Recognized when control of the property has transferred to the buyer.

As of December 31, 2019, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $433.1 million.

In addition, New Residential has recognized $19.1 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

During the first quarter of 2018, New Residential formed entities (the “RPL Borrowers”) that issued securitized debt collateralized by reperforming residential mortgage loans. New Residential evaluated these entities under the VIE model and concluded them to be VIEs. See Note 14 for information on the analysis and assets and liabilities related to these consolidated VIEs.

10. INVESTMENTS IN CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of December 31, 2019, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2019
Consumer Loan Companies
Performing Loans	$644,676	53.5%	$682,310	18.8%	4.0	4.7%
Purchased Credit Deteriorated Loans(C)	170,083	53.5%	136,633	15.5%	3.7	10.1%
Other - Performing Loans	9,158	100.0%	8,602	15.1%	0.7	6.1%
Total Consumer Loans, held-for-investment	$823,917		$827,545	18.0%	3.9	5.9%
December 31, 2018
Consumer Loan Companies
Performing Loans	$815,341	53.5%	$856,563	18.8%	3.6	5.4%
Purchased Credit Deteriorated Loans(C)	221,910	53.5%	182,917	16.0%	3.4	11.6%
Other - Performing Loans	35,326	100.0%	32,722	14.2%	0.8	5.6%
Total Consumer Loans, held-for-investment	$1,072,577		$1,072,202	18.1%	3.5	6.7%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

See Note 12 regarding the financing of consumer loans.

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2019
Days Past Due	Delinquency Status(A)
Current	95.3%
30-59	1.8%
60-89	1.2%
90-119(B)	0.7%
120+(B) (C)	1.0%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2017	$1,137,814
Purchases	—
Additional fundings(A)	63,971
Proceeds from repayments	(257,182)
Accretion of loan discount and premium amortization, net	1,940
Gross charge-offs	(56,870)
Additions to the allowance for loan losses, net	(388)
Balance at December 31, 2018	$889,285
Purchases	—
Additional fundings(A)	54,375
Proceeds from repayments	(213,525)
Accretion of loan discount and premium amortization, net	186
Gross charge-offs	(38,563)
Additions to the allowance for loan losses, net	(846)
Balance at December 31, 2019	$690,912

(A)	Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2017	$4,429	$1,676	$6,105
Provision (reversal) for loan losses	47,839	388	48,227
Net charge-offs(C)	(49,664)	—	(49,664)
Balance at December 31, 2018	$2,604	$2,064	$4,668
Provision (reversal) for loan losses	30,008	846	30,854
Net charge-offs(C)	(32,057)	—	(32,057)
Balance at December 31, 2019	$555	$2,910	$3,465

(A)
Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.

(B)
Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of December 31, 2019, there are $18.0 million in UPB and $15.9 million in carrying value of consumer loans classified as TDRs.

(C)
Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $8.6 million and $9.0 million in recoveries of previously charged-off UPB in 2019 and 2018, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Purchased Credit Deteriorated Loans

A portion of the consumer loans are considered PCD loans. Activities related to the carrying value of PCD consumer loans, held-for-investment were as follows:

Balance at December 31, 2017	$236,449
(Allowance) reversal for loan losses(A)	(31)
Proceeds from repayments	(90,700)
Accretion of loan discount and other amortization	37,199
Balance at December 31, 2018	$182,917
(Allowance) reversal for loan losses(A)	31
Proceeds from repayments	(78,519)
Accretion of loan discount and other amortization	32,204
Balance at December 31, 2019	$136,633

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

The following is the unpaid principal balance and carrying value for consumer loans, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments:

	Unpaid Principal Balance	Carrying Value
December 31, 2019	$170,083	$136,633
December 31, 2018	221,910	182,917

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2017	$132,291
Accretion	(37,199)
Reclassifications from (to) non-accretable difference(A)	31,426
Balance at December 31, 2018	$126,518
Accretion	(32,204)
Reclassifications from (to) non-accretable difference(A)	10,949
Balance at December 31, 2019	$105,263

(A)	Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Equity Method Investees

In February 2017, New Residential completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two year term. New Residential, along with three co-investors, each acquired 25% membership interests in LoanCo. New Residential accounts for its investment in LoanCo pursuant to the equity method of accounting because it can exercise significant influence over LoanCo but the requirements for consolidation are not met. As of December 31, 2019, LoanCo has distributed all net assets to New Residential and LoanCo co-investors and New Residential’s investment in LoanCo carried a $0.0 balance. The final distribution resulted in a gain of $3.6 million on the investment to New Residential.

In addition, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”), which were valued at approximately $75.0 million in the aggregate as of February 2017, through a newly formed entity, PF WarrantCo Holdings, LP

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(“WarrantCo”). New Residential acquired a 23.57% interest in WarrantCo, the remaining interest being acquired by three co-investors. WarrantCo has agreed to purchase a pro rata portion of the warrants each time LoanCo closes on a portion of its consumer loan purchase agreement from Consumer Loan Seller. The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. New Residential and LoanCo co-investors are vested in the warrants to purchase an aggregate of 177.7 million Series F convertible preferred stock in ParentCo as of December 31, 2019. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. As of December 31, 2019, WarrantCo has distributed all warrants to New Residential and WarrantCo co-investors. The warrants are now held on New Residential’s balance sheet in Other Assets and carried at a $28.0 million. New Residential accounted for its investment in WarrantCo pursuant to the equity method of accounting because it could exercise significant influence over WarrantCo but the requirements for consolidation were not met.

The following tables summarize the investment in LoanCo and WarrantCo held by New Residential:

	December 31, 2019	December 31, 2018(A)
Consumer loans, at fair value	$—	$231,560
Warrants, at fair value	—	103,067
Other assets	—	25,971
Warehouse financing	—	(182,065)
Other liabilities	—	(1,142)
Equity	$—	$177,391
Undistributed retained earnings	$—	$—
New Residential’s investment	$—	$42,875
New Residential’s ownership	24.3%	24.2%

	Year Ended December 31,
	2019	2018(A)
Interest income	$19,912	$42,920
Interest expense	(6,487)	(12,258)
Change in fair value of consumer loans and warrants	(4,596)	17,491
Gain on sale of consumer loans(B)	(10,711)	2,697
Other expenses	(3,871)	(7,257)
Net income	$(5,753)	$43,593
New Residential’s equity in net income	$(1,438)	$10,803
New Residential’s ownership	25.0%	24.8%

(A)	Data as of, and for the periods ended, November 30, 2018, as a result of the one month reporting lag.

(B)
During the year ended December 31, 2019, LoanCo sold, through securitizations which were treated as sales for accounting purposes, $406.1 million in UPB of consumer loans. LoanCo retained $83.9 million of residual interest in the securitizations and distributed them to the LoanCo co-investors, including New Residential.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

New Residential’s investment in LoanCo and WarrantCo changed as follows:

Balance at December 31, 2018	$38,294
Contributions to equity method investees	64,499
Distributions of earnings from equity method investees	(8,607)
Distributions of capital from equity method investees	(92,748)
Earnings from investments in consumer loans, equity method investees	(1,438)
Balance at December 31, 2019	$—

11. DERIVATIVES

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

As of December 31, 2019, New Residential held to-be-announced forward contract positions (“TBAs”) which were entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

As of December 31, 2019, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

In addition, as of December 31, 2019, New Residential held 42.0 million in warrants to acquire Series F convertible preferred stock in the Consumer Loan Seller, which were valued at $28.0 million and are reported in Other Assets (Note 2) on the balance sheet.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2019	2018
Derivative assets
Interest Rate Caps	Other assets	$—	$3
Interest Rate Swaps	Other assets	155	—
Interest Rate Lock Commitments	Other assets	41,346	10,851
Forward Loan Sale Commitments	Other assets	—	39
TBAs	Other assets	—	—
		$41,501	$10,893
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$—	$5,245
Interest Rate Lock Commitments	Accrued expenses and other liabilities	1,455	223
Forward Loan Sale Commitments	Accrued expenses and other liabilities	27	—
TBAs	Accrued expenses and other liabilities	5,403	23,921
		$6,885	$29,389

(A)	Net of $171.8 million and $106.1 million of related variation margin accounts as of December 31, 2019 and December 31, 2018, respectively.

The following table summarizes notional amounts related to derivatives:

	December 31,
	2019		2018
Interest Rate Caps(A)	$12,500		$50,000
Interest Rate Swaps(B)	4,900,000		4,725,000
Interest Rate Lock Commitments	4,043,935		823,187
Forward Loan Sale Commitments	43,654		30,274
TBAs, short position(C)	5,048,000		5,904,300
TBAs, long position(C)	11,692,212	—	5,067,200

(A)	As of December 31, 2019, caps LIBOR at 4.00% for $12.5 million of notional. The weighted average maturity of the interest rate caps as of December 31, 2019 was 11 months.

(B)
Includes $4.0 billion notional of Receive LIBOR/Pay Fixed of 3.2% and $0.9 billion notional of Receive Fixed of 1.9%/Pay LIBOR with weighted average maturities of 36 months and 87 months, respectively, as of December 31, 2019. Includes $4.7 billion notional of Receive LIBOR/Pay Fixed of 3.21% with weighted average maturities of 52 months, as of December 31, 2018.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	Year Ended December 31,
	2019	2018	2017
Change in fair value of derivative investments(A)
Interest Rate Caps	$(3)	$431	$323
Interest Rate Swaps	(58,918)	(108,098)	(720)
Unrealized gains(losses) on Interest Rate Lock Commitments	—	—	—
Forward Loan Sale Commitments	—	—	—
TBAs	2,778	(567)	(1,793)
	(56,143)	(108,234)	(2,190)
Gain (loss) on settlement of investments, net
Interest Rate Caps	$—	$(603)	$(1,911)
Interest Rate Swaps	(8,671)	65,823	6,921
TBAs(B)	(121,252)	(10,353)	(44,224)
	(129,923)	54,867	(39,214)
Gain on originated mortgage loans, held for sale, net(A)
Interest Rate Lock Commitments	$26,151	$23	$—
TBAs	3,067	(5,064)	—
Forward Loan Sale Commitments	(66)	(283)	—
	29,152	(5,324)	—
Total income (losses)	$(156,914)	$(58,691)	$(41,404)

(A)	Represents unrealized gains (losses).

(B)
Excludes $53.4 million and $1.2 million in loss on settlement included within gain on originated mortgage loans, held-for-sale, net (Note 9) for the years ended December 31, 2019 and 2018, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

12. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	December 31, 2019									December 31, 2018
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$15,481,677	$15,481,677	Jan-20 to May-20	1.99%	0.1	$15,499,156	$15,810,728	$15,862,218	4.0	$4,346,070
Non-Agency RMBS(E)	7,317,519	7,317,519	Jan-20 to Sep-20	2.76%	0.1	25,220,620	8,014,409	8,661,349	7.0	7,434,785
Residential Mortgage Loans(F)	5,054,667	5,053,207	Feb-20 to May-21	3.48%	0.6	5,778,009	5,847,650	5,577,297	15.4	3,678,246
Real Estate Owned(G) (H)	63,846	63,822	Feb-20 to May-21	3.53%	0.7	N/A	N/A	77,556	N/A	94,868
Total Repurchase Agreements	27,917,709	27,916,225		2.47%	0.2					15,553,969
Notes and Bonds Payable
Excess MSRs(I)	217,300	217,300	Feb-20 to Jul-22	4.45%	2.6	97,846,949	306,803	394,644	5.9	297,563
MSRs(J)	2,646,540	2,640,036	Mar-20 to Jul-24	4.16%	1.6	394,098,370	3,998,060	4,446,855	5.7	2,360,856
Servicer Advances(K)	3,189,486	3,181,672	Jan-20 to Aug-23	2.90%	2.1	3,587,593	3,858,818	3,883,151	1.4	3,382,455
Residential Mortgage Loans(L)	866,001	864,451	Apr-20 to Dec-45	4.63%	8.3	1,183,625	1,199,326	1,171,201	7.1	124,945
Consumer Loans(M)	813,808	816,689	Dec-21 to May-36	3.25%	3.9	823,806	830,900	827,434	3.9	936,447
Total Notes and Bonds Payable	7,733,135	7,720,148		3.60%	2.8					7,102,266
Total/Weighted Average	$35,650,844	$35,636,373		2.71%	0.8					$22,656,235

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $84.1 million of associated accrued interest payable as of December 31, 2019.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $5.3 billion of related trade and other receivables.

(E)
$6,788.4 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $529.1 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements and related collateral of $7.5 million and $10.0 million, respectively, on retained consumer loan bonds and of $638.6 million and $744.4 million, respectively, on retained bonds collateralized by Agency MSRs.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $217.3 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $1,250.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; $59.5 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,337.1 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.

(K)
$1.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.0% to 2.0%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(L)
Represents: (i) a $5.6 million note payable to Mr. Cooper which includes a $2.1 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $105.3 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.76% (see Note 13 for fair value details), (iii) $353.5 million of 2019-RPL1 asset-backed notes held by third parties which include $0.3 million of REO and bear interest equal to 4.59% (see Note 13 for fair value details), (iv) $202.5 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.58% (see Note 13 for fair value details), and (v) $199.1 million of asset-backed notes held by third parties which include $1.5 million of REO and bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.

(M)
Includes the SpringCastle debt, which is comprised of the following classes of asset-backed notes held by third parties: $734.7 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036; $70.4 million UPB of Class B notes with a coupon of 3.58% and a stated maturity date in May 2036; and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036.

As of December 31, 2019, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $27.9 billion of repurchase agreements as of December 31, 2019. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2017	$483,978	$1,157,179	$4,060,156	$6,694,454	$2,108,007	$1,242,756	$15,746,530
Repurchase Agreements:
Shellpoint Acquisition	—	—	—	1,957	437,675	—	439,632
Borrowings	—	—	—	90,996,778	8,665,900	—	99,662,678
Repayments	—	—	—	(85,912,169)	(7,298,734)	—	(93,210,903)
Capitalized deferred financing costs, net of amortization	—	—	—	(165)	589	—	424
Notes and Bonds Payable:
Shellpoint Acquisition	—	20,731	—	—	120,702	—	141,433
Borrowings	350,787	4,212,855	5,207,084	—	183	—	9,770,909
Repayments	(537,227)	(3,022,785)	(5,887,384)	—	(136,947)	(308,316)	(9,892,659)
Discount on borrowings, net of amortization	—	—	41	—	—	1,633	1,674
Unrealized loss on notes, fair value	—	—	—	—	684	—	684
Capitalized deferred financing costs, net of amortization	25	(7,124)	2,558	—	—	374	(4,167)
Balance at December 31, 2018	$297,563	$2,360,856	$3,382,455	$11,780,855	$3,898,059	$936,447	$22,656,235
Repurchase Agreements:
Borrowings	—	—	—	207,138,969	36,177,659	—	243,316,628
Repayments	—	—	—	(196,120,793)	(34,833,314)	—	(230,954,107)
Capitalized deferred financing costs, net of amortization	—	—	—	165	(429)	—	(264)
Notes and Bonds Payable:
Ditech Acquisition(B)	—	—	—	—	209,459	—	209,459
Borrowings	456,741	2,456,410	4,952,585	—	912,445	928,683	9,706,864
Repayments	(537,200)	(2,178,755)	(5,149,327)	—	(383,635)	(1,054,610)	(9,303,527)
Discount on borrowings, net of amortization	—	—	102	—	—	6,169	6,271
Unrealized loss on notes, fair value	—	—	—	—	1,236	—	1,236
Capitalized deferred financing costs, net of amortization	196	1,525	(4,143)	—	—	—	(2,422)
Balance at December 31, 2019	$217,300	$2,640,036	$3,181,672	$22,799,196	$5,981,480	$816,689	$35,636,373

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

(B)
As a result of the Ditech Acquisition, New Residential acquired the servicing on certain residual tranches of Non-Agency RMBS it already owned, and now consolidates the respective securities.  See Note 9 for the associated loans.

Maturities

New Residential’s debt obligations as of December 31, 2019 had contractual maturities as follows:

Year	Nonrecourse	Recourse	Total
2020	$527,231	$29,183,656	$29,710,887
2021	1,030,932	752,496	1,783,428
2022	1,646,318	217,300	1,863,618
2023	400,000	382,215	782,215
2024	—	389,177	389,177
2025 and thereafter	1,121,519	—	1,121,519
	$4,726,000	$30,924,844	$35,650,844

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of December 31, 2019:

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Repurchase Agreements
Residential mortgage loans and REO	$6,296,106	$3,685,133	$2,610,973
New Loan Originations	4,433,000	1,433,380	2,999,620
Non-Agency RMBS	650,000	529,096	120,904
Notes and Bonds Payable
Excess MSRs	150,000	—	150,000
MSRs	1,575,000	1,309,484	265,516
Servicer advances(A)	1,645,000	1,289,521	355,479
Residential Mortgage Loans	650,000	199,132	450,868
Consumer loans	150,000	—	150,000
	$15,549,106	$8,445,746	$7,103,360

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. New Residential pays a 0.02% fee on the unused borrowing capacity.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of December 31, 2019.

13. FAIR VALUE MEASUREMENT

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2019 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Investments in:
Excess mortgage servicing rights, at fair value(A)	$88,345,237	$379,747	$—	$—	$379,747	$379,747
Excess mortgage servicing rights, equity method investees, at fair value(A)	33,592,554	125,596	—	—	125,596	125,596
Mortgage servicing rights, at fair value(A)	373,850,061	3,967,960	—	—	3,967,960	3,967,960
Mortgage servicing rights financing receivables, at fair value(A)	130,984,870	1,718,273	—	—	1,718,273	1,718,273
Servicer advance investments, at fair value	462,843	581,777	—	—	581,777	581,777
Real estate and other securities, available-for-sale	36,159,591	19,477,728	—	11,519,943	7,957,785	19,477,728
Residential mortgage loans, held-for-investment	502,352	441,263	—	—	435,234	435,234
Residential mortgage loans, held-for-sale	1,531,505	1,429,052	—	—	1,438,302	1,438,302
Residential mortgage loans, held-for-sale, at fair value(B)	4,675,806	4,613,612	—	1,099,230	3,514,382	4,613,612
Residential mortgage loans, held-for-investment, at fair value(C)	452,771	484,443	—	—	484,443	484,443
Residential mortgage loans subject to repurchase	172,336	172,336	—	172,336	—	172,336
Consumer loans, held-for-investment	823,917	827,545	—	—	849,739	849,739
Derivative assets	8,360,894	41,501	—	155	41,346	41,501
Cash and cash equivalents	528,737	528,737	528,737	—	—	528,737
Restricted cash	162,197	162,197	162,197	—	—	162,197
Other assets(D)	N/A	60,654	7,952	—	52,703	60,655
		$35,012,421	$698,886	$12,791,664	$21,547,287	$35,037,837
Liabilities:
Repurchase agreements	$27,917,709	$27,916,225	$—	$27,917,709	$—	$27,917,709
Notes and bonds payable(E)	7,733,135	7,720,148	—	—	7,779,060	7,779,060
Residential mortgage loan repurchase liability	172,336	172,336	—	172,336	—	172,336
Derivative liabilities	17,379,407	6,885	—	5,430	1,455	6,885
Excess spread financing	2,962,629	31,777	—	—	31,777	31,777
Contingent consideration	N/A	55,222	—	—	55,222	55,222
		$35,902,593	$—	$28,095,475	$7,867,514	$35,962,989

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables, and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)	Includes $267.7 million in fair value of loans that are 90 days or more past due.

(C)	Includes $21.6 million in fair value of loans that are 90 days or more past due.

(D)
Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $74.0 million as of December 31, 2019.

(E)
Includes the MDST Trusts, SAFT 2013-1 mortgage-backed securities and the 2019-RPL1 asset-backed notes issued for which the fair value option for financial instruments was elected and resulted in a fair value of $659.7 million as of December 31, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2018 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$106,426,363	$447,860	$—	$—	$447,860	$447,860
Excess mortgage servicing rights, equity method investees, at fair value(A)	41,707,963	147,964	—	—	147,964	147,964
Mortgage servicing rights, at fair value(A)	258,462,703	2,884,100	—	—	2,884,100	2,884,100
Mortgage servicing rights financing receivables, at fair value(A)	130,516,565	1,644,504	—	—	1,644,504	1,644,504
Servicer advance investments, at fair value	620,050	735,846	—	—	735,846	735,846
Real estate and other securities, available-for-sale	22,152,845	11,636,581	—	2,665,618	8,970,963	11,636,581
Residential mortgage loans, held-for-investment	706,111	614,241	—	—	625,321	625,321
Residential mortgage loans, held-for-sale	1,043,550	932,480	—	—	958,970	958,970
Residential mortgage loans, held-for-sale, at fair value(B)	2,934,727	2,808,529	—	213,882	2,594,647	2,808,529
Residential mortgage loans, held-for-investment, at fair value(C)	122,260	121,088	—	—	121,088	121,088
Residential mortgage loans subject to repurchase	121,602	121,602	—	121,602	—	121,602
Consumer loans, held-for-investment	1,072,577	1,072,202	—	—	1,054,820	1,054,820
Derivative assets	840,179	10,893	—	42	10,851	10,893
Cash and cash equivalents	251,058	251,058	251,058	—	—	251,058
Restricted cash	164,020	164,020	164,020	—	—	164,020
Other assets(D)	N/A	16,991	7,778	—	9,213	16,991
		$23,609,959	$422,856	$3,001,144	$20,206,147	$23,630,147
Liabilities:
Repurchase agreements	$15,555,156	$15,553,969	$—	$15,555,156	$—	$15,555,156
Notes and bonds payable	7,117,909	7,102,266	—	—	7,076,400	7,076,400
Residential mortgage loans repurchase liability	121,602	121,602	—	121,602	—	121,602
Derivative liabilities	15,759,782	29,389	—	29,166	223	29,389
Excess spread financing	3,492,587	39,304	—	—	39,304	39,304
Contingent consideration	N/A	40,842	—	—	40,842	40,842
		$22,887,372	$—	$15,705,924	$7,156,769	$22,862,693

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

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

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency		MSRs(A)	Mortgage Servicing Rights Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Total

Balance at December 31, 2017	$324,636	$849,077	$171,765	$1,735,504	$598,728	$4,027,379	$5,974,789	$—	$—	$13,681,878
Transfers(D)
Transfers from Level 3	—	—	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—	—	—	—	—
Shellpoint Acquisition	—	—	—	275,964	(124,652)	—	—	10,604	179,644	341,560
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(E)	—	—	—	—	—	—	(24,940)	—	—	(24,940)
Included in change in fair value of investments in excess mortgage servicing rights(E)	(18,099)	(40,557)	—	—	—	—	—	—	—	(58,656)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(E)	—	—	8,357	—	—	—	—	—	—	8,357
Included in servicing revenue, net(F)	—	—	—	(199,836)	—	—	—	—	—	(199,836)
Included in change in fair value of investments in mortgage servicing rights financing receivable(E)	—	—	—	—	31,550	—	—	—	—	31,550
Included in change in fair value of servicer advance investments	—	—	—	—	—	(89,332)	—	—	—	(89,332)
Included in change in fair value of investments in residential mortgage loans	—	—	—	—	—	—	—	—	46,065	46,065
Included in gain (loss) on settlement of investments, net	—	40,417	—	—	—	72,585	(1,288)	—	—	111,714
Included in other income (loss), net(E)	6,137	307	—	—	—	—	10,283	24	(175)	16,576
Gains (losses) included in other comprehensive income(G)	—	—	—	—	—	—	31,031	—	—	31,031
Interest income	21,936	22,504	—	—	—	50,218	377,018	—	—	471,676
Purchases, sales and repayments
Purchases	—	—	—	1,042,933	128,357	2,332,989	3,854,439	—	2,107,204	9,465,922
Proceeds from sales	(19,084)	—	—	(5,776)	(7,472)	—	(86,448)	—	—	(118,780)
Proceeds from repayments	(58,139)	(69,654)	(32,158)	—	—	(2,455,155)	(1,163,921)	—	(2,111)	(3,781,138)
Originations	—	—	—	35,311	—	—	—	—	—	35,311
Ocwen Transaction (Note 6)	—	(611,621)	—	—	1,017,993	(3,202,838)	—	—	—	(2,796,466)
Balance at December 31, 2018	$257,387	$190,473	$147,964	$2,884,100	$1,644,504	$735,846	$8,970,963	$10,628	$2,330,627	$17,172,492

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency		MSRs(A)	Mortgage Servicing Rights Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Total
(continued)
Transfers(D)
Transfers from Level 3	—	—	—	—	—	—	—	—	(32,806)	(32,806)
Transfers to Level 3	—	—	—	—	—	—	—	—	315,577	315,577
Ditech Acquisition	—	—	—	387,170	—	—	(178,435)	—	381,039	589,774
Transfers from investments in mortgage servicing rights financing receivables to investments in mortgage servicing rights	—	—	—	367,121	(367,121)	—	—	—	—	—
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(E)	—	—	—	—	—	—	(25,174)	—	—	(25,174)
Included in change in fair value of investments in excess mortgage servicing rights(E)	(7,559)	(2,946)	—	—	—	—	—	—	—	(10,505)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(E)	—	—	6,800	—	—	—	—	—	—	6,800
Included in servicing revenue, net(F)	—	—	—	(721,356)	—	—	—	—	—	(721,356)
Included in change in fair value of investments in mortgage servicing rights financing receivable(E)	—	—	—	—	(189,023)	—	—	—	—	(189,023)
Included in change in fair value of servicer advance investments	—	—	—	—	—	10,288	—	—	—	10,288
Included in change in fair value of investments in residential mortgage loans	—	—	—	—	—	—	—	—	(63,347)	(63,347)
Included in gain (loss) on settlement of investments, net	1,479	30	—	—	—	—	97,191	—	—	98,700
Included in other income (loss), net(E)	1,523	819	—	—	—		2,101	29,263	—	33,706
Gains (losses) included in other comprehensive income(G)	—	—	—	—	—		238,217	—	—	238,217
Interest income	14,895	17,752	—	—	—	27,666	302,705	—	—	363,018
Purchases, sales and repayments
Purchases	—	—	—	690,049	735,152	1,622,808	2,058,953	—	11,110,245	16,217,207
Proceeds from sales	(10,018)	(57)	—	(1,539)	(22,989)	—	(1,949,300)	—	(10,638,483)	(12,622,386)
Proceeds from repayments	(48,074)	(35,957)	(29,168)	(11,625)	(82,250)	(1,814,831)	(1,559,436)	—	(248,503)	(3,829,844)
Originations and other	—	—	—	374,040	—	—		—	844,476	1,218,516
Balance at December 31, 2019	$209,633	$170,114	$125,596	$3,967,960	$1,718,273	$581,777	$7,957,785	$39,891	$3,998,825	$18,769,854

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(D)	Transfers are assumed to occur at the beginning of the respective period.

(E)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.

(F)	The components of Servicing revenue, net are disclosed in Note 6.

(G)	These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2017	$—	$—	$—	$—
Transfers(A)
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Shellpoint Acquisition	48,262	120,702	39,262	208,226
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(B)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(B)	—	—	—	—
Included in servicing revenue, net(C)	(8,591)	—	—	(8,591)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(B)	—	684	1,580	2,264
Gains (losses) included in other comprehensive income, net of tax(D)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and payments
Purchases	—	—	—	—
Proceeds from sales	—	—	—	—
Payments	—	(4,338)	—	(4,338)
Other	(367)	—	—	(367)
Balance at December 31, 2018	$39,304	$117,048	$40,842	$197,194
Transfers(A)
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Acquisitions	—	—	13,893	13,893
Ditech Acquisition(E)	—	209,459	—	209,459
Gains (losses) included in net income
Included in other-than-temporary impairment on securities(B)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(B)	—	—	—	—
Included in servicing revenue, net(C)	(8,406)	—	—	(8,406)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in change in fair value of investments in residential mortgage loans	—	—	—	—
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(B)	—	1,236	10,487	11,723
Gains (losses) included in other comprehensive income, net of tax(D)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and payments
Purchases	—	378,569	—	378,569
Proceeds from sales	—	—	—	—
Payments	—	(46,574)	(10,000)	(56,574)
Other	879	—	—	879
Balance at December 31, 2019	$31,777	$659,738	$55,222	$746,737

(A)	Transfers are assumed to occur at the beginning of the respective period.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(B)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 liabilities still held at the reporting dates and realized gains (losses) recorded during the period.

(C)	The components of Servicing revenue, net are disclosed in Note 6.

(D)	These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.

(E)
As a result of the Ditech Acquisition, New Residential acquired MSRs and the servicing on certain residual tranches of Non-Agency RMBS it already owned, and now consolidates the respective securities. See Note 12 for the associated liability.

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following tables summarize certain information regarding the weighted average inputs used:

	December 31, 2019
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 5)
Agency
Original Pools	8.6%	1.1%	20.3%	21	20
Recaptured Pools	10.7%	0.5%	27.8%	23	23
	9.2%	0.9%	22.3%	22	21
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	9.7%	N/A	15.5%	15	24
Recaptured Pools	7.5%	N/A	17.4%	24	23
	9.4%	N/A	15.8%	16	24
Total/Weighted Average--Excess MSRs Directly Held	9.3%	0.9%	19.4%	19	22

Excess MSRs Held through Equity Method Investees (Note 5)
Agency
Original Pools	9.3%	1.4%	23.7%	19	19
Recaptured Pools	10.3%	0.8%	26.7%	24	22
Total/Weighted Average--Excess MSRs Held through Investees	9.8%	1.1%	25.1%	21	20

Total/Weighted Average--Excess MSRs All Pools	9.5%	1.0%	21.4%	20	21

MSRs (Note 6)
Agency(H)
Mortgage Servicing Rights(I)	12.5%	1.0%	23.3%	28	22
MSR Financing Receivables(I)	15.4%	0.4%	15.8%	27	25
Non-Agency
Mortgage Servicing Rights	11.6%	1.2%	22.1%	31	16
MSR Financing Receivables(I)	8.3%	14.4%	9.3%	47	25
Ginnie Mae
Mortgage Servicing Rights(J)	16.2%	4.4%	28.1%	42	27

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

	December 31, 2018
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 5)
Agency
Original Pools	9.8%	2.5%	26.3%	21	21
Recaptured Pools	8.0%	2.1%	23.6%	22	24
Recapture Agreement	7.9%	2.2%	24.8%	22	—
	9.1%	2.4%	25.4%	21	22
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	10.4%	N/A	15.4%	15	24
Recaptured Pools	8.0%	N/A	19.9%	23	24
Recapture Agreement	7.9%	N/A	19.8%	20	—
	9.9%	N/A	16.3%	16	24
Total/Weighted Average--Excess MSRs Directly Held	9.4%	2.4%	21.5%	19	23

Excess MSRs Held through Equity Method Investees (Note 5)
Agency
Original Pools	10.9%	3.9%	29.6%	19	20
Recaptured Pools	8.5%	2.6%	28.8%	23	23
Recapture Agreement	8.6%	2.7%	30.4%	23	—
Total/Weighted Average--Excess MSRs Held through Investees	9.6%	3.2%	29.4%	21	21

Total/Weighted Average--Excess MSRs All Pools	9.5%	2.7%	24.5%	20	22

MSRs (Note 6)
Agency(H)
Mortgage Servicing Rights(I)	9.4%	1.0%	22.2%	26	22
MSR Financing Receivables(I)	9.5%	0.9%	14.7%	27	20
Non-Agency
Mortgage Servicing Rights(I)	13.2%	0.9%	10.0%	25	25
MSR Financing Receivables(I)	8.2%	17.2%	5.0%	45	26
Ginnie Mae
Mortgage Servicing Rights(J)	11.2%	3.9%	24.2%	33	27

(A)	Weighted by fair value of the portfolio.

(B)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(C)	Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in bps. As of December 31, 2019 and 2018, weighted average costs of subservicing of $7.18 and $7.30, respectively, per loan per month was used to value the agency MSRs, including MSR Financing Receivables. Weighted average costs of subservicing of $11.28 and $11.45, respectively, per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables. Weighted average cost of subservicing of $9.20 and $10.06, respectively, per loan per month was used to value the Ginnie Mae MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(F)	Weighted average maturity of the underlying residential mortgage loans in the pool.

(G)
For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

(H)	Represents Fannie Mae and Freddie Mac MSRs.

(I)	For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.

(J)	Includes valuation of the related Excess spread financing (Note 6).

With respect to valuing the Ocwen-serviced MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 1.8%.

As of December 31, 2019 and 2018, weighted average discount rates of 7.8% and 8.8%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of December 31, 2019 and 2018, weighted average discount rates of 7.8% and 8.7% were used to value New Residential’s investments in MSRs, respectively. As of December 31, 2019 and 2018, weighted average discount rates of 8.9% and 10.3%, respectively, were used to value New Residential’s investments in MSR financing receivables.

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

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

The following table summarizes certain information regarding the inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Weighted Average
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2019	1.4%	10.6%	15.7%	19.6	bps	5.3%	22.9
December 31, 2018	1.4%	10.9%	17.7%	19.6	bps	5.9%	23.4

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 10.1 bps and 9.6 bps which represent the amounts New Residential paid its servicers as a monthly servicing fee as of December 31, 2019 and 2018, respectively.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The valuation of the Servicer Advance Investments also takes into account the performance fee paid to the servicer, which in the case of the Buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as loan-to-value ratio and interest rate as well as advance-to-UPB ratio. All of the assumptions listed have some degree of market observability, based on New Residential’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment rate, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. New Residential uses assumptions that generate its best estimate of future cash flows for each Servicer Advance Investment, including the basic fee component of the related MSR.

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

•
LIBOR: The performance-based incentive fees on Mr. Cooper-serviced Servicer Advance Investments portfolios are driven by LIBOR-based factors. The LIBOR curves used are widely used by market participants as reference rates for many financial instruments.

•	Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.

Real Estate and Other Securities Valuation

New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2019
Agency RMBS	$11,301,603	$11,474,338	$11,519,943	$—	$11,519,943	2
Non-Agency RMBS(C)	24,857,988	7,307,837	7,953,573	4,212	7,957,785	3
Total	$36,159,591	$18,782,175	$19,473,516	$4,212	$19,477,728
December 31, 2018
Agency RMBS	$2,613,395	$2,657,917	$2,665,618	$—	$2,665,618	2
Non-Agency RMBS(C)	19,539,450	8,554,511	8,959,845	11,118	8,970,963	3
Total	$22,152,845	$11,212,428	$11,625,463	$11,118	$11,636,581

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(A)
New Residential generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. New Residential evaluates quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for non-agency RMBS, there is a wide disparity between the quotes New Residential receives. New Residential believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. New Residential has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. New Residential’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

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

For 67.7% of New Residential’s Non-Agency RMBS, the ranges of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$5,389,502	1.82% to 17.84%	0.5% to 23.0%	0.2% to 7.00%	15.0% to 100%

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)
New Residential was unable to obtain quotations from more than one source on these securities. For approximately $0.7 million in 2019 and $11.1 million in 2018, the one source was the party that sold New Residential the security.

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, New Residential classifies these valuations as Level 2 in the fair value hierarchy.

Residential mortgage loans held-for-sale, at fair value also includes certain nonconforming mortgage loans originated for sale to private investors which are valued using internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates. As the internal pricing model is based on certain unobservable inputs, New Residential classifies these valuations as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired Loans	$3,024,288	4.0%	7.5%	2.7%	27.6%
Originated Loans	490,094	3.0-4.5%	6.0-17.0%	0.0-2.5%	0.0% - 60.0%
Residential Mortgage Loans Held-for-Sale, at Fair Value	$3,514,382

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

The following table summarizes certain information regarding the inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$484,443	5.5%	6.2%	4.0%	35.5%

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

The following table summarizes certain information regarding the inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs (net)	$39,891	43% to 100%	6.25 to 327

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Mortgage-Backed Securities Issued

New Residential and NewRez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the MDST Trusts, RPL Borrowers and SAFT 2013-1 securitization entity and therefore, New Residential’s Consolidated Balance Sheets include the mortgage-backed securities issued by the MDST Trusts, RPL Borrowers and SAFT 2013-1, respectively. New Residential elected the fair value option for these financial instruments and the mortgage-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$659,738	2.58% to 7.5%	4.5% to 15%	0% to 4%	30% to 95%

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

In addition, as additional consideration for the Guardian Acquisition, New Residential may make up to four cash earnout payments, calculated as the amount of cumulative Guardian earnings on specified contracts in excess of certain thresholds up to an aggregate maximum amount of $17.5 million (the “Guardian Earnout Payments”), which will be calculated following the end of each calendar year with the final payment being calculated as of the fourth anniversary date of the Guardian closing. As described above, in accordance with ASC 805, New Residential measures its contingent consideration at fair value on a recurring basis using a scenario-based method to weigh the probability of multiple outcomes to arrive at an expected payment cash flow and then discounts the expected cash flow. The inputs utilized in valuing the contingent consideration include a discount rate of 11% and the application of probability weighting of income scenarios, which are significant unobservable inputs and therefore, contingent consideration is classified as Level 3 in the fair value hierarchy.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

At December 31, 2019 and 2018, assets measured at fair value on a nonrecurring basis were $1,242.2 million and $764.1 million, respectively. The $1,242.2 million of assets at December 31, 2019 include approximately $1,189.5 million of residential mortgage loans held-for-sale and $52.7 million of REO. The $764.1 million of assets at December 31, 2018 include approximately $689.1 million of residential mortgage loans held-for-sale and $75.0 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2019
Performing Loans	$707,106	4.2%	4.1	11.7%	2.6%	27.3%
Non-Performing Loans	482,401	5.5%	3.1	3.0%	2.9%	30.0%
Total/Weighted Average	$1,189,507	4.7%	3.7	8.2%		28.4%
December 31, 2018
Performing Loans	$307,135	4.4%	4.0	10.5%	3.0%	33.2%
Non-Performing Loans	381,940	5.5%	3.1	2.9%	2.8%	30.0%
Total/Weighted Average	$689,075	5.0%	3.5	6.3%		31.4%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2019 consisted of a reversal of prior valuation allowance of $20.0 million for residential mortgage loans and a reversal of prior valuation allowance of $0.6 million for REO.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2018 was an increase in the net valuation allowance of approximately $14.4 million consisting of an approximately $11.3 million increase for residential mortgage loans and $3.1 million increased allowance for REO.

14. Consolidated Variable Interest Entities

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Servicer Advance Investment

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 73.2% of the Buyer as of December 31, 2019. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2019, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $327.8 million and $305.2 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

Shelter Joint Ventures

A wholly owned subsidiary of NewRez, Shelter Mortgage Company LLC (“Shelter”) is a mortgage originator specializing in retail originations. Shelter operates its business through a series of joint ventures and is deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

Residential Mortgage Loans

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

On October 1, 2019, as a result of New Residential’s acquisition of servicing assets from Ditech and its pre existing ownership of the equity, New Residential consolidated the MDST Trusts. New Residential’s determination to consolidate the MDST Trusts is a result of its ownership of the equity in these trusts in conjunction with the ability to direct activities that most significantly impact the economic performance of the entities with the acquisition of the servicing by NewRez.

NewRez was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinated retained interests. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations as of December 31, 2019:

	December 31,
	2019	2018
Residential mortgage loan UPB	$19,590,978	$7,818,221
Weighted average delinquency(A)	1.25%	1.97%
Net credit losses	$9,354	$9,101
Face amount of debt held by third parties(B)	$17,946,939	$6,783,187

Carrying value of bonds retained by New Residential(C) (D)	$1,656,712	$1,206,402
Cash flows received by New Residential on these bonds	$270,739	$178,301

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

(B)	Excludes bonds retained by New Residential.

(C)	Includes bonds retained pursuant to required risk retention regulations.

(D)
Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 13 for details on unobservable inputs.

Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of December 31, 2019, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The Consumer Loan Companies consolidate certain entities that issued securitization debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries.

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on New Residential’s consolidated balance sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Total
December 31, 2019
Assets
Servicer advance investments, at fair value	$565,271	$—	$—	$—	$565,271
Residential mortgage loans, held-for-investment, at fair value	—	—	913,030	—	913,030
Consumer loans, held-for-investment	—	—	—	818,943	818,943
Cash and cash equivalents	30,065	23,802	—	—	53,867
Restricted cash	5,350	—	—	9,073	14,423
Other assets	2,414	3,556	4,534	12,409	22,913
Total Assets	$603,100	$27,358	$917,564	$840,425	$2,388,447
Liabilities
Notes and bonds payable(A)	$433,300	$—	$659,738	$820,658	$1,913,696
Accrued expenses and other liabilities	1,593	4,187	10,132	4,126	20,038
Total Liabilities	$434,893	$4,187	$669,870	$824,784	$1,933,734
December 31, 2018
Assets
Servicer advance investments, at fair value	$713,239	$—	$—	$—	$713,239
Residential mortgage loans, held-for-investment	—	—	121,319	—	121,319
Consumer loans, held-for-investments	—	—	—	1,039,480	1,039,480
Cash and cash equivalents	29,833	17,346	—	—	47,179
Restricted cash	7,809	—	—	10,186	17,995
Servicer advances receivable	—	—	—	—	—
Other assets	2,414	618	—	15,627	18,659
Total Assets	$753,295	$17,964	$121,319	$1,065,293	$1,957,871
Liabilities
Notes and bonds payable(A)	$556,340	$—	$117,048	$1,030,096	$1,703,484
Accrued expenses and other liabilities	2,442	2,282	—	3,814	8,538
Total Liabilities	$558,782	$2,282	$117,048	$1,033,910	$1,712,022

(A)	The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 7), the Shelter JVs, (Note 9), Residential Mortgage Loan trusts (Note 9), and Consumer Loans (Note 10).

Others’ interests in the equity of New Residential’s consolidated subsidiaries is computed as follows:

	December 31, 2019			December 31, 2018
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$168,207	$23,171	$46,510	$194,513	$15,682	$66,105
Others’ ownership interest	26.8%	49.0%	46.5%	26.8%	51.0%	46.5%
Others’ interest in equity of consolidated subsidiary	$45,025	$11,354	$22,171	$52,066	$7,998	$30,561

Others’ interests in the New Residential’s net income (loss) is computed as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$15,892	$12,717	$69,143	$7,209	$3,135	$79,539	$23,604	$—	$98,692
Others’ ownership interest as a percent of total	26.8%	49.0%	46.5%	27.4%	51.0%	46.5%	47.6%	—%	46.5%
Others’ interest in net income of consolidated subsidiaries	$4,255	$6,231	$32,151	$1,978	$1,599	$36,987	$11,227	$—	$45,892

(A)
As a result, New Residential owned 73.2%, 72.6% and 52.4% of the Buyer, on average during the years ended December 31, 2019, 2018 and 2017, respectively. See Note 12 regarding the financing of Servicer Advance Investments.

15. EQUITY AND EARNINGS PER SHARE

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

On July 30, 2018, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2018, New Residential sold 0.5

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

million ATM Shares for aggregate proceeds of $9.1 million. In connection with the shares sold under the ATM program, New Residential granted options to the Manager relating to 0.05 million shares of New Residential’s common stock at the offering prices, which had fair value of approximately $0.1 million as of the grant dates. On August 1, 2019, the Distribution Agreement was amended to, among other things, (i) add additional sales agents under the ATM Program, and (ii) restore the aggregate offering price under the ATM Program to the original amount of $500.0 million. During the year ended December 31, 2019, New Residential did not sell any ATM Shares.

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

On July 2, 2019, in a public offering, New Residential issued 6.2 million shares of its 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series A”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $150.0 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 0.6 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.5 million as of the grant date. The assumptions used in valuing the options were: a 1.91% risk-free rate, a 9.73% dividend yield, 17.95% volatility and a 10-year term.

On August 15, 2019, in a public offering, New Residential issued 11.3 million shares of its 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series B”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $273.4 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 1.1 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.7 million as of the grant date. The assumptions used in valuing the options were: a 1.56% risk-free rate, a 11.20% dividend yield, 18.23% volatility and a 10-year term.

On September 23, 2019, New Residential’s board of directors declared third quarter 2019 preferred dividends of $0.69 per share of Preferred Series A and $0.45 per share of Preferred Series B, or $4.3 million and $5.0 million, respectively.

On December 16, 2019, New Residential’s board of directors declared fourth quarter 2019 preferred dividends of $0.47 per share of Preferred Series A and $0.45 per share of Preferred Series B, or $2.9 million and $5.0 million, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
January 26, 2017	April 2017	0.48	147.5
June 21, 2017	July 2017	0.50	153.7
September 22, 2017	October 2017	0.50	153.7
December 18, 2017	January 2018	0.50	153.7
March 22, 2018	April 2018	0.50	168.1
June 21, 2018	July 2018	0.50	169.9
September 20, 2018	October 2018	0.50	170.2
December 20, 2018	January 2019	0.50	184.6
March 25, 2019	April 2019	0.50	207.7
June 18, 2019	July 2019	0.50	207.8
September 23, 2019	October 2019	0.50	207.8
December 16, 2019	January 2020	0.50	207.8

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2019.

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

Option Plan

New Residential has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the 10-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. Increases of 4,600,000, 5,799,166, 5,654,578 and 2,000,000 were made on January 1, 2020, 2019, 2018 and 2017, respectively. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 7,000 shares of common stock. The fair value of such options was not material at the date of grant.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

New Residential’s outstanding options were summarized as follows:

	December 31,
	2019	2018
Held by the Manager	10,511,167	6,961,222
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,290,749	1,530,916
Issued to the independent directors	7,000	6,000
Total	12,808,916	8,498,138

The following table summarizes New Residential’s outstanding options as of December 31, 2019. The last sales price on the New York Stock Exchange for New Residential’s common stock in the year ended December 31, 2019 was $16.11per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2019	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2019 (millions)
Directors	Various	7,000	7,000	$13.61	$—
Manager(C)	2017	1,130,916	—	14.09	2.3
Manager(C)	2018	5,320,000	2,996,715	16.79	—
Manager(C)	2019	6,351,000	1,787,500	16.35	—
Outstanding		12,808,916	4,791,215

(A)	Options expire on the tenth anniversary from date of grant.

(B)
The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2018 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.

(C)	The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2017	$14.09	1,130,916
2018	$16.68 to $18.15	1,159,833
Total		2,290,749

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2017 outstanding options	18,502,188
Options granted	5,799,166	$17.23
Options exercised	(15,803,216)	$14.30
Options expired unexercised	—
December 31, 2018 outstanding options	8,498,138
Options granted	6,352,000	$16.20
Options exercised	(2,041,222)	$13.88
Options expired unexercised	—
December 31, 2019 outstanding options	12,808,916	See table above

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential’s common stock equivalents are its outstanding options. During the years ended December 31, 2019, 2018 and 2017, based on the treasury stock method, New Residential had 200,465, 1,868,438 and 2,143,323 dilutive common stock equivalents, respectively, outstanding.

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 7), Shelter JVs (Note 9) and Consumer Loans (Note 10).

16. COMMITMENTS AND CONTINGENCIES

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

Capital Commitments — As of December 31, 2019, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 6 for MSR investment commitments and to Note 20 for additional capital commitments entered into subsequent to December 31, 2019, if any):

MSRs and Servicer Advance Investments — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiaries, NRM and NewRez, are generally obligated to fund future servicer advances related to the loans it is obligated to service. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Notes 5 and 6 for information on New Residential’s Investments in MSRs and Servicer Advance Investments, respectively.

Mortgage Origination Reserves — NewRez, a wholly owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, NewRez makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, NewRez generally has an obligation to cure the breach. If NewRez is unable to cure the breach, the purchaser may require NewRez to repurchase the loan.

In addition, for Ginnie Mae guaranteed securitizations, NewRez holds the Ginnie Mae Buy-Back Option to repurchase delinquent loans from the securitization at its discretion. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally executes its option to repurchase that will result in an economic benefit. As of December 31, 2019, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $12.5 million and $172.3 million,

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

respectively. See Notes 6 and 9 for information on New Residential’s Ginnie Mae Buy-Back Option and mortgage origination, respectively.

Mortgage Origination Unfunded Commitments — As of December 31, 2019, NewRez was committed to fund approximately $4,043.9 million of mortgage loans and had forward loan sale commitments of $43.7 million. The forward sales are expected to close during the first quarter of 2020.

Residential Mortgage Loans — As part of its investment in residential mortgage loans, New Residential may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 9 for information on New Residential’s investments in residential mortgage loans.

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $272.1 million of unfunded and available revolving credit privileges as of December 31, 2019. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential, through its wholly owned subsidiary, Shellpoint, has leases on office space expiring through 2025 with future commitments under non-cancelable leases of approximately $46.2 million, held on the balance sheet discounted between 4 - 5%. Included in its future commitments is $20.4 million of leases at market expiring through 2023 acquired as part of the Ditech acquisition. The future commitments under non-cancelable leases have not been reduced by the sublease rentals of approximately $1.9 million due in the future periods. The terms of the leases do not impose any financial restrictions or covenants.

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At December 31, 2019, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — New Residential’s debt obligations contain various customary loan covenants (Note 12).

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

17. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

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

The Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally (i) the equity transferred by Drive Shack, formerly Newcastle Investment Corp., which was the sole stockholder of New Residential until the spin-off of New Residential completed on May 15, 2013, on the date of the spin-off (ii) plus total net proceeds from preferred and common stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

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

Due to affiliates is comprised of the following amounts:

	December 31,
	2019	2018
Management fees	$7,076	$5,779
Incentive compensation	91,892	94,900
Expense reimbursements and other	4,914	792
Total	$103,882	$101,471

Affiliate expenses and fees were comprised of:

	Year Ended December 31,
	2019	2018	2017
Management fees	$79,472	$62,594	$55,634
Incentive compensation	91,892	94,900	81,373
Expense reimbursements(A)	500	500	500
Total	$171,864	$157,994	$137,507

(A)    Included in General and Administrative Expenses in the Consolidated Statements of Income.

See Note 5 regarding co-investments with Fortress-managed funds.

See Note 15 regarding options granted to the Manager.

18. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Year Ended December 31,
		2019	2018	2017
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(205,989)	$29,936	$(20,642)
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	25,174	30,017	10,334
Total reclassifications		$(180,815)	$59,953	$(10,308)

New Residential allocated $4.2 million of income tax expense to other comprehensive income for the year ended December 31, 2019.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

19. INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$148	$6,146	$(1,250)
State and Local	3,411	477	360
Total Current Income Tax Expense (Benefit)	3,559	6,623	(890)
Deferred:
Federal	28,939	(68,907)	148,997
State and Local	9,268	(11,147)	19,521
Total Deferred Income Tax Expense (Benefit)	38,207	(80,054)	168,518
Total Income Tax (Benefit) Expense	$41,766	$(73,431)	$167,628

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2019. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in MSRs (Note 6), Servicer Advance Investments (Note 7) and REO (Note 9), through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable.

The increase in the expense for income taxes for the year ended December 31, 2019 is primarily due to deferred tax expense generated by MSR income and loan origination income attributable to New Residential TRSs.

The increase in the benefit for income taxes for the year ended December 31, 2018 is primarily due to the release of valuation allowances on deferred tax assets and increase in other deferred tax benefits attributable to New Residential’s TRSs.

The difference between New Residential’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	December 31,
	2019	2018	2017
Provision at the statutory rate	21.00%	21.00%	35.00%
Non-taxable REIT income	(16.26)%	(25.44)%	(21.72)%
State and local taxes	2.36%	(1.19)%	1.76%
Change in valuation allowance	—%	(2.31)%	0.85%
Change in federal tax rate	—%	—%	(0.92)%
Other	0.66%	(0.30)%	(0.17)%
Total provision	7.76%	(8.24)%	14.80%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses and tax credit carryforwards(A)	$79,897	$41,713
Basis differences for REO and other assets	16,279	8,453
Unrealized mark to market	10,084	36,758
Other	1,194	3,087
Total deferred tax assets	107,454	90,011
Less valuation allowance	—	—
Net deferred tax assets	$107,454	$90,011

Deferred tax liabilities:
Mortgage servicing rights	$(65,582)	$—
Basis difference for partnership and other investments	(29,022)	(24,179)
Fixed asset depreciation	(4,181)	—
Total deferred tax (liability)	$(98,785)	$(24,179)

Net deferred tax assets (liability)	$8,669	$65,832

(A)
As of December 31, 2019, New Residential’s TRSs had approximately $328.0 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. Approximately, $9.1 million of these federal and state net operating loss carryforwards will begin to expire in 2034. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

In assessing the realizability of deferred tax assets, New Residential considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2019, we believe it is more likely than not that we will fully realize our deferred tax assets.

New Residential and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, New Residential is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2016. New Residential recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As of December 31, 2019, New Residential has no material uncertainties to be recognized. New Residential does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2019(A)	$1.87	77.53%	15.82%	6.65%
2018(B)	1.60	78.03%	1.03%	20.94%
2017(C)	1.94	66.64%	7.83%	25.53%

(A)	The entire $0.50 per share dividend declared in December 2019 and paid in January 2020 is treated as received by stockholders in 2020.

(B)	The entire $0.50 per share dividend declared in December 2018 and paid in January 2019 is treated as received by stockholders in 2019.

(C)	The entire $0.50 per share dividend declared in December 2017 and paid in January 2018 is treated as received by stockholders in 2018.

Series A Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2019	$0.69	84.18%	15.82%	—%

Series B Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2019	$0.45	84.18%	15.82%	—%

20. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2019 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On December 16, 2019, New Residential’s board of directors declared a fourth quarter 2019 dividend of $0.50 per common share or $207.8 million, which was paid on January 31, 2020 to stockholders of record as of December 31, 2019.

On February 14, 2020, in a public offering, New Residential issued 14.0 million shares of its 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series C”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $338.7 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 1.4 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $1.0 million as of the grant date. The assumptions used in valuing the options were: a 1.55% risk-free rate, a 9.00% dividend yield, 17.39% volatility and a 10-year term.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

21. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is an unaudited summary information on New Residential’s quarterly operations.

2019	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$438,867	$416,047	$448,127	$463,089	$1,766,130
Interest expense	212,832	228,004	245,902	247,013	933,751
Net interest income	226,035	188,043	202,225	216,076	832,379
Impairment
Other-than-temporary impairment (OTTI) on securities	7,516	8,859	5,567	3,232	25,174
Valuation and loss provision (reversal) on loans and real estate owned	5,280	13,452	(10,690)	2,361	10,403
	12,796	22,311	(5,123)	5,593	35,577
Net interest income after impairment	213,239	165,732	207,348	210,483	796,802
Servicing revenue, net	165,853	(85,537)	53,050	251,793	385,159
Gain on originated mortgage loans, held-for-sale, net	67,170	101,018	126,747	180,520	475,455
Other income (loss)(A)	(63,966)	(25,947)	102,640	(53,826)	(41,099)
Operating Expenses	180,387	201,863	250,565	335,803	968,618
Income (Loss) Before Income Taxes	201,909	(46,597)	239,220	253,167	647,699
Income tax (benefit) expense	45,997	(21,577)	(5,440)	22,786	41,766
Net Income (Loss)	$155,912	$(25,020)	$244,660	$230,381	$605,933
Noncontrolling Interests in Income of Consolidated Subsidiaries	$10,318	$6,923	$14,738	$10,658	$42,637
Dividends on Preferred Stock	$—	$—	$5,338	$7,943	$13,281
Net Income (Loss) Attributable to Common Stockholders	$145,594	$(31,943)	$224,584	$211,780	$550,015
Net Income (Loss) Per Share of Common Stock
Basic	$0.37	$(0.08)	$0.54	$0.51	$1.35
Diluted	$0.37	$(0.08)	$0.54	$0.51	$1.34
Weighted Average Number of Shares of Common Stock Outstanding
Basic	388,279,931	415,463,757	415,520,780	415,520,780	408,789,642
Diluted	388,601,075	415,665,460	415,588,238	415,673,185	408,990,107
Dividends Declared per Share of Common Stock	$0.50	$0.50	$0.50	$0.50	$2.00

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

2018	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Interest income	$383,573	$403,805	$425,524	$451,321	$1,664,223
Interest expense	124,387	133,916	162,806	185,324	606,433
Net interest income	259,186	269,889	262,718	265,997	1,057,790
Impairment
Other-than-temporary impairment (OTTI) on securities	6,670	12,631	3,889	6,827	30,017
Valuation and loss provision (reversal) on loans and real estate owned	19,007	3,658	5,471	32,488	60,624
	25,677	16,289	9,360	39,315	90,641
Net interest income after impairment	233,509	253,600	253,358	226,682	967,149
Servicing revenue, net	217,236	146,193	175,355	(10,189)	528,595
Gain on originated mortgage loans, held-for-sale, net	—	—	47,054	49,091	96,145
Other income (loss)(A)	264,524	(96,812)	(84,620)	(134,477)	(51,385)
Operating Expenses	107,817	119,753	192,107	189,727	609,404
Income (Loss) Before Income Taxes	607,452	183,228	199,040	(58,620)	931,100
Income tax (benefit) expense	(6,912)	(2,608)	3,563	(67,474)	(73,431)
Net Income	$614,364	$185,836	$195,477	$8,854	$1,004,531
Noncontrolling Interests in Income of Consolidated Subsidiaries	$10,111	$11,078	$10,869	$8,506	$40,564
Net Income Attributable to Common Stockholders	$604,253	$174,758	$184,608	$348	$963,967
Net Income Per Share of Common Stock
Basic	$1.83	$0.52	$0.54	$—	$2.82
Diluted	$1.81	$0.51	$0.54	$—	$2.81
Weighted Average Number of Shares of Common Stock Outstanding
Basic	330,384,856	336,311,253	340,044,440	358,044,646	341,268,923
Diluted	333,380,436	339,538,503	340,868,403	358,509,094	343,137,361
Dividends Declared per Share of Common Stock	$0.50	$0.50	$0.50	$0.50	$2.00

(A)	Earnings from investments in equity method investees is included in other income.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2019 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors,” “Executive Officers” and “Security Ownership of Management and Certain Beneficial Owners — Delinquent Section 16(a) Reports.”

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

2.1†
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2†
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3†
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4†
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5†
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6†
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7†
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8†
Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9†
Amendment No. 1 to the Securities Purchase Agreement, dated as of July 3, 2018, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Representative LLC, as replacement representative of the Sellers (incorporated by reference to Exhibit 2.9 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

2.10
Asset Purchase Agreement among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company, dated June 17, 2019 (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

2.11
Amendment No. 1 to the Asset Purchase Agreement, dated as of July 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.12
Amendment No. 2 to the Asset Purchase Agreement, dated as of August 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.12 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.13
Amendment No. 3 to the Asset Purchase Agreement, dated as of September 4, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.13 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.14
Amendment No. 4 to the Asset Purchase Agreement, dated as of September 5, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.14 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.15
Amendment No. 5 to the Asset Purchase Agreement, dated as of September 6, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.15 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.16
Amendment No. 6 to the Asset Purchase Agreement, dated as of September 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.16 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.17
Amendment No. 7 to the Asset Purchase Agreement, dated as of September 17, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.17 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.18
Amendment No. 8 to the Asset Purchase Agreement, dated as of September 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.18 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.19
Amendment No. 9 to the Asset Purchase Agreement, dated as of November 27, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.20
Amendment No. 10 to the Asset Purchase Agreement, dated as of December 12, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.21
Amendment No. 11 to the Asset Purchase Agreement, dated as of January 17, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.22
Amendment No. 12 to the Asset Purchase Agreement, dated as of January 24, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

2.23
Settlement and Release Agreement, dated as of January 27, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company

3.1
Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

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

4.3
Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.4
Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.5
Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.6
Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.7
Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.8
Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.9
Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.10
Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.11
Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.12
Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.13
Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.14
Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

4.15
Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.16
Series 2019-T1 Indenture Supplement, dated as of July 25, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.17
Series 2019-T2 Indenture Supplement, dated as of August 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed August 16, 2019)

4.18
Series 2019-T3 Indenture Supplement, dated as of September 20, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed September 20, 2019)

4.19
Series 2019-T4 Indenture Supplement, dated as of October 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed October 18, 2019)

4.20
Series 2019-T5 Indenture Supplement, dated as of October 31, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed November 6, 2019)

4.21
Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

4.22	Description of Securities Registered under Section 12 of the Exchange Act

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Schedules and exhibits may have been omitted.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 19, 2020		February 19, 2020

By:	/s/ Kevin J. Finnerty	By:	/s/ David Saltzman
Kevin J. Finnerty		David Saltzman
Director		Director
February 19, 2020		February 19, 2020

By:	/s/ Douglas L. Jacobs	By:	/s/ Andrew Sloves
Douglas L. Jacobs		Andrew Sloves
Director		Director
February 19, 2020		February 19, 2020

By:	/s/ Pamela F. Lenehan	By:	/s/ Alan L. Tyson
Pamela F. Lenehan		Alan L. Tyson
Director		Director
February 19, 2020		February 19, 2020

By:	/s/ Robert J. McGinnis
Robert J. McGinnis
Director
February 19, 2020